Form 10-Q
period 2012-03-31
PROTECTIVE LIFE CORP
filed 2012-05-09
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of Common Stock, $0.50 Par Value, outstanding as of April 25, 2012: 81,005,509

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2012

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011(2)
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$696,305	$666,343
Reinsurance ceded	(304,558)	(331,808)
Net of reinsurance ceded	391,747	334,535
Net investment income	462,121	444,213
Realized investment gains (losses):
Derivative financial instruments	(29,909)	(12,686)
All other investments	35,726	4,472
Other-than-temporary impairment losses	(34,420)	(16,021)
Portion recognized in other comprehensive income (before taxes)	15,656	10,358
Net impairment losses recognized in earnings	(18,764)	(5,663)
Other income	111,260	72,209
Total revenues	952,181	837,080
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2012 - $281,807; 2011 - $313,106)	589,629	536,369
Amortization of deferred policy acquisition costs and value of business acquired	56,836	65,226
Other operating expenses, net of reinsurance ceded: (three months: 2012 - $46,631; 2011 - $45,260)	155,137	144,771
Total benefits and expenses	801,602	746,366
Income before income tax	150,579	90,714
Income tax expense	51,558	31,887
Net income	99,021	58,827
Less: Net income (loss) attributable to noncontrolling interests	—	(51)
Net income available to PLC’s common shareowners(1)	$99,021	$58,878

Net income available to PLC’s common shareowners - basic	$1.20	$0.68
Net income available to PLC’s common shareowners - diluted	$1.18	$0.67
Cash dividends paid per share	$0.16	$0.14

Average shares outstanding - basic	82,330,330	86,603,228
Average shares outstanding - diluted	83,921,135	87,820,085

(1) Protective Life Corporation (“PLC”)

(2) Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011(1)
	(Dollars In Thousands)
Net income	$99,021	$58,827
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2012 - $5,308; 2011 - $18,443)	9,856	34,258
Reclassification adjustment for investment amounts included in net income, net of income tax: (2012 - $(449); 2011 - $(3,054))	(833)	(5,678)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2012 - $1,571; 2011 - $(3,608))	2,917	(6,700)
Change in accumulated gain - derivatives, net of income tax: (2012 - $3,408; 2011 - $3,621)	6,330	6,724
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2012 - $(301); 2011 - $(361))	(559)	(671)
Change in postretirement benefits liability adjustment, net of income tax: (2012 - $(728); 2011 - $(451))	(1,352)	(838)
Total other comprehensive income	16,359	27,095
Comprehensive income	115,380	85,922
Comprehensive income attributable to noncontrolling interests	—	51
Total comprehensive income attributable to Protective Life Corporation	$115,380	$85,973

(1) Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2012	December 31, 2011(1)
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2012 - $26,314,339; 2011 - $26,137,960)	$28,189,744	$27,983,446
Equity securities, at fair value (cost: 2012 - $363,315; 2011 - $345,874)	360,527	335,232
Mortgage loans (includes amounts related to securitizations of: 2012 - $842,994; 2011 - $858,139)	5,314,496	5,353,481
Investment real estate, net of accumulated depreciation (2012 - $1,644; 2011 - $1,547)	31,527	29,899
Policy loans	877,850	879,819
Other long-term investments	324,001	257,714
Short-term investments	110,194	101,489
Total investments	35,208,339	34,941,080
Cash	175,353	267,298
Accrued investment income	362,837	350,580
Accounts and premiums receivable, net of allowance for uncollectible amounts (2012 - $3,866; 2011 - $3,899)	90,372	84,754
Reinsurance receivables	5,674,662	5,645,471
Deferred policy acquisition costs and value of business acquired	3,234,596	3,248,041
Goodwill	110,884	111,659
Property and equipment, net of accumulated depreciation (2012 - $136,620; 2011 - $134,924)	48,596	48,578
Other assets	163,360	150,549
Income tax receivable	—	50,783
Assets related to separate accounts
Variable annuity	7,698,456	6,741,959
Variable universal life	554,817	502,617
Total assets	$53,322,272	$52,143,369
Liabilities
Policy liabilities and accruals	$22,265,424	$22,126,774
Stable value product account balances	2,772,378	2,769,510
Annuity account balances	10,856,119	10,946,848
Other policyholders’ funds	537,909	546,516
Other liabilities	1,055,568	1,065,451
Mortgage loan backed certificates	8,834	19,755
Deferred income taxes	1,241,670	1,260,629
Income tax payable	22,725	—
Non-recourse funding obligations	297,000	407,800
Repurchase program borrowings	221,569	—
Debt	1,480,000	1,520,000
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	7,698,456	6,741,959
Variable universal life	554,817	502,617
Total liabilities	49,537,212	48,432,602
Commitments and contingencies - Note 9
Shareowners’ equity
Preferred Stock, $1 par value, shares authorized: 4,000,000; Issued: None	—	—
Common Stock, $.50 par value, shares authorized: 2012 and 2011 - 160,000,000; shares issued: 2012 and 2011 - 88,776,960	44,388	44,388
Additional paid-in-capital	593,930	598,106
Treasury stock, at cost (2012 - 7,778,530 shares; 2011 - 7,107,765 shares)	(131,578)	(107,740)
Retained earnings	2,277,267	2,191,319
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2012 -$593,991; 2011 - $589,132)	1,103,126	1,094,103
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2012 - $(16,857); 2011 - $(18,428))	(31,307)	(34,224)
Accumulated loss - derivatives, net of income tax: (2012 - $(1,004); 2011 - $(4,111))	(1,863)	(7,634)
Postretirement benefits liability adjustment, net of income tax: (2012 -$(36,698); 2011 - $(35,970))	(68,153)	(66,801)
Total Protective Life Corporation’s shareowners’ equity	3,785,810	3,711,517
Noncontrolling interest	(750)	(750)
Total equity	3,785,060	3,710,767
Total liabilities and shareowners’ equity	$53,322,272	$52,143,369

(1)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

						Total
						Protective
					Accumulated	Life
		Additional			Other	Corporation’s	Non
	Common	Paid-In-	Treasury	Retained	Comprehensive	shareowners’	controlling	Total
	Stock	Capital	Stock	Earnings(1)	Income (Loss)(1)	equity(1)	Interest	Equity(1)
	(Dollars In Thousands)
Balance, December 31, 2011	$44,388	$598,106	$(107,740)	$2,191,319	$985,444	$3,711,517	$(750)	$3,710,767
Net income for the three months ended March 31, 2012				99,021		99,021	—	99,021
Other comprehensive income					16,359	16,359	—	16,359
Comprehensive income for the three months ended March 31, 2012						115,380	—	115,380
Cash dividends ($0.16 per share)				(13,073)		(13,073)	—	(13,073)
Repurchase of common stock			(25,977)			(25,977)	—	(25,977)
Stock-based compensation		(4,176)	2,139			(2,037)	—	(2,037)
Balance, March 31, 2012	$44,388	$593,930	$(131,578)	$2,277,267	$1,001,803	$3,785,810	$(750)	$3,785,060

(1) Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Three Months Ended
	March 31,
	2012	2011(1)
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$99,021	$58,827
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	12,947	13,877
Amortization of deferred policy acquisition costs and value of business acquired	56,836	65,226
Capitalization of deferred policy acquisition costs	(63,971)	(95,560)
Depreciation expense	2,326	1,650
Deferred income tax	(23,126)	18,573
Accrued income tax	73,508	16,160
Interest credited to universal life and investment products	243,608	237,391
Policy fees assessed on universal life and investment products	(188,790)	(165,564)
Change in reinsurance receivables	(29,191)	(51,162)
Change in accrued investment income and other receivables	(9,776)	(15,220)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(11,714)	(14,041)
Trading securities:
Maturities and principal reductions of investments	98,457	105,170
Sale of investments	273,030	300,010
Cost of investments acquired	(371,030)	(275,880)
Other net change in trading securities	17,623	(36,908)
Change in other liabilities	(117,178)	(26,873)
Other income - surplus note repurchase	(35,456)	(10,095)
Other, net	4,899	(15,289)
Net cash provided by operating activities	32,023	110,292
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	314,920	653,265
Sale of investments, available-for-sale	719,031	284,567
Cost of investments acquired, available-for sale	(1,198,459)	(998,309)
Mortgage loans:
New lendings	(81,226)	(128,640)
Repayments	117,107	136,969
Change in investment real estate, net	(1,754)	2,508
Change in policy loans, net	1,969	9,128
Change in other long-term investments, net	(83,836)	(35,051)
Change in short-term investments, net	(30,950)	(19,961)
Net unsettled security transactions	93,942	152,168
Purchase of property and equipment	(1,824)	(4,847)
Payments for business acquisitions	—	(20,418)
Net cash (used in) provided by investing activities	(151,080)	31,379
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	25,000	—
Principal payments on line of credit arrangement and debt	(65,000)	(17,000)
Issuance (repayment) of non-recourse funding obligations	(110,800)	(35,700)
Repurchase program borrowings	221,569	—
Dividends to shareowners	(13,073)	(11,994)
Repurchase of common stock	(25,977)	—
Investment product deposits and change in universal life deposits	894,572	996,367
Investment product withdrawals	(895,493)	(1,081,920)
Other financing activities, net	(3,686)	(24,911)
Net cash provided by (used in) financing activities	27,112	(175,158)
Change in cash	(91,945)	(33,487)
Cash at beginning of period	267,298	264,425
Cash at end of period	$175,353	$230,938

(1) Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The year-end consolidated condensed balance sheet data was derived from audited financial statements, after the retrospective application of the matter discussed in Note 5, Deferred Acquisition Costs and Value of Business Acquired, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.

In January of 2012, the Company adopted ASU No. 2010-26 which changed how the Company accounts for its deferred acquisition costs.  See Note 2, Summary of Significant Policies and Note 5, Deferred Acquisition Costs and Value of Business Acquired.

Reclassifications and Accounting Changes

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or shareowners’ equity. Current and prior period operating income results within the Annuities segment have been updated to reflect the revised definition of operating income (loss) as it relates to embedded derivatives on our variable annuity contracts and related hedging activities. This change did not impact its comparable GAAP measure income before income tax. See Note 16, Operating Segments and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for additional information.

In January of 2012, the Company adopted ASU No. 2010-26 which changed certain previously reported items within the Company’s financial statements and accompanying notes.  The changes affected previously reported amounts in Note 3, Significant Acquisitions, Note 5, Deferred Acquisition Costs and Value of Business Acquired, Note 12, Earnings Per Share, Note 13, Income Taxes, and Note 16, Operating Segments.

Entities Included

The consolidated condensed financial statements include the accounts of Protective Life Corporation and subsidiaries and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Polices

Deferred Policy Acquisition Costs

In the first quarter of 2012, the Company adopted ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts.

The incremental direct costs associated with successfully acquired insurance policies, are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products. DAC is subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

Based on the Accounting Standards Codification (“ASC” or “Codification”) Financial Services-Insurance Topic, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates the Company expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, using guidance from ASC Investments-Debt and Equity Securities Topic, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Accounting Pronouncements Recently Adopted

Accounting Standard Update (“ASU” or “Update”) No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update was effective for the Company on January 1, 2012. The Company retrospectively adopted this Update, which resulted in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs the Company defers. For additional information on the effect this Update had on the Company, see Note 5, Deferred Policy Acquisition Costs and Value of Business Acquired.

ASU No. 2011-03 — Transfers and Servicing - Reconsideration of Effective Control for Repurchase Agreements. This Update amends the assessment of effective control for repurchase agreements to remove 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to the criterion. The Boards determined that these criterion should not be a determining factor of effective control. This Update is effective for the first interim or annual period beginning on or after December 15, 2011. For the Company, the Update will be applied to all repurchase agreements beginning January 1, 2012. The Company has modified its policies and procedures to ensure compliance with the updated guidance.

ASU No. 2011-04 — Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update did modify requirements for disclosing information about fair value measurements. These changes were effective for interim and annual periods beginning after December 15, 2011. The Company has included the required additional disclosures in Note 14, Fair Value of Financial Instruments, and has modified its policies and processes to ensure compliance with the updated guidance.

ASU No. 2011-05 — Comprehensive Income — Presentation of Comprehensive Income. In this Update, a company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in 1) a single continuous statement of comprehensive income, or 2) in two separate but consecutive statements. In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update do not change the items that must be reported in other comprehensive income, or the timing of its subsequent reclassification to net income. This Update was effective January 1, 2012. The Company has implemented the two-page report format beginning in the first quarter of 2012.

ASU No. 2011-12 — Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This Update defers certain provisions of ASU No. 2011-05, notably those provisions which require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). These requirements were indefinitely deferred by ASU No. 2011-12 and will be further deliberated by the FASB at a future date. The FASB also decided that during the deferral period, entities would be required to comply with all existing requirements for reclassification adjustments in ASC 220, which indicates that “[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements”. This Update was effective January 1, 2012. In accordance with this Update, the Company will defer the portion of the guidance in this Update that requires the presentation of reclassification adjustments on the Company’s Statements of Net Income. In accordance with those portions of ASU 2011-05 that were not deferred by ASU 2011-12, the Company has displayed adjustments for reclassifications out of other comprehensive income on the Company’s Statement of Comprehensive Income.

Accounting Pronouncements Not Yet Adopted

ASU No. 2011-11 — Balance Sheet — Disclosures about Offsetting Assets and Liabilities. This Update contains new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under IFRSs. Generally, it is more difficult to qualify for offsetting under IFRSs than it is under GAAP. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with GAAP. To facilitate comparison between financial statements prepared under GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. This Update is effective January 1, 2013. This Update will not have an impact on the Company’s results of operations or financial position.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2012, except as noted above. See Note 5, Deferred Policy Acquisition Costs and Value of Business Acquired for additional information on the accounting policies.

3.             SIGNIFICANT ACQUISITIONS

On April 29, 2011, PLICO closed a previously announced reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) under the terms of which PLICO reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with the closing, PLICO invested $40 million in a surplus note issued by Athene Life Re. The Company accounted for this transaction in a manner consistent with the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total consideration paid be allocated to the assets acquired and liabilities assumed based on their fair values at the transaction date.

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transaction with Liberty Life was completed as of January 1, 2010:

For The
Three Months Ended
March 31, 2011
(Dollars In Thousands)
Revenue	$899,267

Net income	$59,273

EPS - basic	$0.68

EPS - diluted	$0.67

4.             INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended March 31,
	2012	2011
	(Dollars In Thousands)
Fixed maturities	$20,046	$5,295
Equity securities	—	9,100
Impairments on fixed maturity securities	(18,740)	(5,663)
Impairments on equity securities	(24)	—
Modco trading portfolio	18,099	(5,649)
Other investments	(2,419)	(4,274)
Total realized gains (losses) - investments	$16,962	$(1,191)

For the three months ended March 31, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $23.2 million and gross realized losses were $21.8 million, including $18.7 million of impairment losses. The $18.7 million excludes $0.1 million of impairment losses in the trading portfolio.

For the three months ended March 31, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $14.6 million and gross realized losses were $5.8 million, including $5.6 million of impairment losses. The $5.6 million excludes $0.1 million of impairment losses in the trading portfolio.

For the three months ended March 31, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $499.4 million. The gain realized on the sale of these securities was $23.2 million. For the three months ended March 31, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $236.0 million. The gain realized on the sale of these securities was $14.6 million.

For the three months ended March 31, 2012, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $17.2 million. The loss realized on the sale of these securities was $3.1 million. For the three months ended March 31, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $20.0 million. The loss realized on the sale of these securities was $0.2 million.

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. The chart shown below includes the Company’s non-sovereign fair value exposures in these countries as of March 31, 2012. As of March 31, 2012, the Company had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$437.0	$377.8	$814.8
Switzerland	121.7	214.2	335.9
France	117.1	86.9	204.0
Sweden	157.5	—	157.5
Netherlands	93.5	84.2	177.7
Spain	41.6	96.4	138.0
Belgium	—	99.7	99.7
Germany	25.7	56.9	82.6
Ireland	5.5	81.2	86.7
Luxembourg	—	58.4	58.4
Italy	—	45.6	45.6
Norway	—	13.3	13.3
Total securities	999.6	1,214.6	2,214.2
Derivatives:
Germany	13.3	—	13.3
	$1,012.9	$1,214.6	$2,227.5

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of March 31, 2012 and December 31, 2011, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2012
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,251,056	$83,880	$(64,910)	$2,270,026	$(27,934)
Commercial mortgage-backed securities	559,859	32,023	(332)	591,550	—
Other asset-backed securities	965,151	5,616	(97,589)	873,178	(6,557)
U.S. government-related securities	1,303,537	50,412	(8,862)	1,345,087	—
Other government-related securities	119,163	4,848	(167)	123,844	—
States, municipals, and political subdivisions	1,158,496	193,675	—	1,352,171	—
Corporate bonds	16,980,176	1,808,806	(131,995)	18,656,987	(13,673)
	23,337,438	2,179,260	(303,855)	25,212,843	(48,164)
Equity securities	345,007	9,227	(12,014)	342,220	—
Short-term investments	46,593	—	—	46,593	—
	$23,729,038	$2,188,487	$(315,869)	$25,601,656	$(48,164)
2011
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,345,578	$82,594	$(86,042)	$2,342,130	$(47,806)
Commercial mortgage-backed securities	531,322	24,466	(4,229)	551,559	—
Other asset-backed securities	997,398	6,529	(90,898)	913,029	(6,559)
U.S. government-related securities	1,150,525	65,212	(58)	1,215,679	—
Other government-related securities	88,058	4,959	—	93,017	—
States, municipals, and political subdivisions	1,154,374	173,408	—	1,327,782	—
Corporate bonds	16,910,738	1,920,142	(250,595)	18,580,285	1,787
	23,177,993	2,277,310	(431,822)	25,023,481	(52,578)
Equity securities	328,833	5,993	(16,635)	318,191	(74)
Short-term investments	15,649	—	—	15,649	—
	$23,522,475	$2,283,303	$(448,457)	$25,357,321	$(52,652)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses column above.

As of March 31, 2012 and December 31, 2011, respectively, the Company had an additional $3.0 billion and $3.0 billion of fixed maturities, $18.3 million and $17.0 million of equity securities, and $63.6 million and $85.8 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of March 31, 2012, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$518,042	$524,831
Due after one year through five years	4,487,082	4,735,006
Due after five years through ten years	6,163,622	6,657,322
Due after ten years	12,168,692	13,295,684
	$23,337,438	$25,212,843

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the three months ended March 31, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $34.4 million. Of the $34.4 million of impairments for the three months ended March 31, 2012, $18.8 million was recorded in earnings and $15.6 million was recorded in other comprehensive income (loss). For the three months ended March 31, 2012, there was $34.4 million of pre-tax other-than-temporary impairments related to debt securities and an immaterial amount of impairments related to equity securities. For the three months ended March 31, 2012, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell.

During the three months ended March 31, 2011, the Company recorded other-than-temporary impairments on investments of $16.0 million related to debt securities. Of the $16.0 million of impairments for the three months ended March 31, 2011, $5.7 million was recorded in earnings and $10.3 million was recorded in other comprehensive income (loss). For the three months ended March 31, 2011, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell. For the three months ended March 31, 2011, the $5.7 million of pre-tax other-than-temporary impairments were related to debt securities.

The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The
	Three Months Ended
	March 31,
	2012	2011
	(Dollars In Thousands)
Beginning balance	$69,719	$39,427
Additions for newly impaired securities	15,854	3,609
Additions for previously impaired securities	2,779	668
Reductions for previously impaired securities due to a change in expected cash flows	—	—
Reductions for previously impaired securities that were sold in the current period	—	(3,089)
Ending balance	$88,352	$40,615

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$191,695	$(2,974)	$524,291	$(61,936)	$715,986	$(64,910)
Commercial mortgage-backed securities	35,439	(332)	—	—	35,439	(332)
Other asset-backed securities	494,648	(43,339)	211,283	(54,250)	705,931	(97,589)
U.S. government-related securities	605,267	(8,862)	—	—	605,267	(8,862)
Other government-related securities	49,855	(167)	—	—	49,855	(167)
States, municipals, and political subdivisions	—	—	—	—	—	—
Corporate bonds	1,331,892	(63,198)	538,903	(68,797)	1,870,795	(131,995)
Equities	17,808	(6,315)	24,556	(5,699)	42,364	(12,014)
	$2,726,604	$(125,187)	$1,299,033	$(190,682)	$4,025,637	$(315,869)

The RMBS have a gross unrealized loss greater than twelve months of $61.9 million as of March 31, 2012. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $54.3 million as of March 31, 2012. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or until maturity.

The corporate bonds category has gross unrealized losses greater than twelve months of $68.8 million as of March 31, 2012. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The equities category has a gross unrealized loss greater than twelve months of $5.7 million as of March 31, 2012. These losses primarily relate to fluctuations in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

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

The other asset-backed securities have a gross unrealized loss greater than twelve months of $58.8 million as of December 31, 2011. This category predominately includes student-loan backed auction rate securities, the underlying collateral of which is at least 97% guaranteed by the FFELP. These unrealized losses have occurred within the Company’s ARS portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or until maturity.

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

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

As of March 31, 2012, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.8 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the Company held $357.9 million of securities which were rated below investment grade. Approximately $433.4 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended March 31,
	2012	2011
	(Dollars In Thousands)
Fixed maturities	$19,446	$27,960
Equity securities	5,106	(416)

Securities Lending

In prior periods, the Company participated in securities lending, primarily as an enhancement to its investment yield. Securities that the Company held as investments were loaned to third parties for short periods of time. The Company required initial collateral, in the form of short-term investments, which equaled 102% of the market value of the loaned securities.

During the second quarter of 2011, the Company discontinued this program. Certain collateral assets, which the Company previously intended to ultimately dispose of and on which it recorded an other-than-temporary impairment of $1.3 million, were instead retained by the Company and are included in its fixed maturities as of March 31, 2012. The Company currently does not have any intent to sell these securities, and do not anticipate being required to sell them.

Mortgage Loans

Refer to Note 8, Mortgage Loans for information on the Company’s mortgage loan portfolio.

5.                                      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

In the first quarter of 2012, the Company adopted ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update was effective for the Company on January 1, 2012. The Company retrospectively adopted this Update, which resulted in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs the Company defers.

The chart shown below summarizes the effect of these adjustments on the Company’s balance sheet (only balances impacted by the Update are presented).

	As of December 31, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Assets:
Deferred policy acquisition costs and value of business acquired	$4,036,757	$3,248,041	$(788,716)

Total Assets	$52,932,085	$52,143,369	$(788,716)

Liabilities:
Deferred income taxes	$1,540,397	$1,260,629	$(279,768)

Total liabilities	$48,712,370	$48,432,602	$(279,768)

Equity:
Retained earnings	$2,719,492	$2,191,319	$(528,173)
Accumulated other comprehensive income (loss):
Net unrealized gain (losses) on investments, net of income tax	1,074,878	1,094,103	19,225

Total Equity	$4,219,715	$3,710,767	$(508,948)

Total liabilities and shareowners’ equity	$52,932,085	$52,143,369	$(788,716)

The chart shown below summarizes the effect of the adjustments on the Company’s income statement (only balances impacted by the Update are presented).

	For The Three Months Ended March 31, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Expenses:
Amortization of deferred policy acquisition costs and value of business acquired	$74,363	$65,226	$(9,137)
Other operating expenses	122,253	144,771	22,518
Total benefits and expenses	732,985	746,366	13,381

Income before income tax	104,095	90,714	(13,381)

Income tax (benefit) expense	36,629	31,887	(4,742)

Net income	$67,466	$58,827	$(8,639)
Less: Net loss attributable to noncontrolling interests	(51)	(51)	—
Net Income available to PLC’s common shareowners	$67,517	$58,878	$(8,639)

Net income available to PLC’s common shareowners - basic	$0.78	$0.68	$(0.10)
Net income available to PLC’s common shareowners - diluted	$0.77	$0.67	$(0.10)

The chart shown below summarizes the effect of the adjustments on the Company’s cash flow statement (only balances impacted by the Update are presented).

	For The Three Months Ended March 31, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$67,466	$58,827	$(8,639)
Amortization of deferred policy acquisition costs and value of business acquired	74,363	65,226	(9,137)
Capitalization of deferred policy acquisition costs	(118,078)	(95,560)	22,518
Deferred income tax	23,314	18,573	(4,741)
Other, net	(15,288)	(15,289)	(1)
Change to net cash (used in) provided by operating activities	$31,777	$31,777	$—

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	As of
	March 31, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$2,219,901	$2,124,329
Capitalization of commissions, sales, and issue expenses	65,369	370,830
Amortization	(45,556)	(215,600)
Change in unrealized investment gains and losses	(10,338)	(59,658)
Balance, end of period	$2,229,384	$2,219,901

Value of business acquired

The balances and changes in VOBA are as follows:

	As of
	March 31, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$1,028,140	$968,253
Acquisitions	—	137,418
Amortization	(12,692)	(66,163)
Change in unrealized gains and losses	(10,236)	(21,907)
Other	—	10,539
Balance, end of period	$1,005,212	$1,028,140

6.             GOODWILL

During the three months ended March 31, 2012, the Company decreased its goodwill balance by approximately $0.8 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2012 on the portion of tax goodwill in excess of GAAP basis goodwill. As of March 31, 2012, the Company had an aggregate goodwill balance of $110.9 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. During the three months ended March 31, 2012, no triggering or impairment event occurred.

7.             DEBT AND OTHER OBLIGATIONS

Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $130.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of March 31, 2012.

The Company has a repurchase program, in which it may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2012, the fair value of securities pledged under the repurchase program was $245.6 million and the repurchase obligation of $221.6 million was included in other liabilities in the consolidated condensed balance sheets. As of December 31, 2011, the Company did not have a balance for its repurchase program.

Non-Recourse Funding Obligations

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of March 31, 2012. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of the Company’s affiliates purchased a portion of these securities during 2012, 2011, and 2010. As a result of these purchases, as of March 31, 2012, securities related to $297.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $278.0 million of the non-recourse funding obligations were held by affiliates.

Non-recourse funding obligations outstanding as of March 31, 2012, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$297,000	2052	1.22%

During the three months ended March 31, 2012, the Company repurchased $110.8 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $35.5 million pre-tax gain for the Company. During the three months ended March 31, 2011, the Company repurchased $35.7 million of its outstanding non-recourse funding obligations, at a discount, which resulted in a $10.1 million gain.

8.             MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2012, the Company’s mortgage loan holdings were approximately $5.3 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

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

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $91.3 million would become due for the remainder of 2012, $1.4 billion in 2013 through 2017, $779.2 million in 2018 through 2022, and $271.5 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2012 and December 31, 2011, approximately $901.1 million and $876.8 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

As of March 31, 2012, less than $13.6 million, or 0.04%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of March 31, 2012, $8.6 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three month period ending March 31, 2012. In addition, the Company foreclosed on certain nonperforming loans and converted them to $2.2 million of real estate properties during the three months ending March 31, 2012.

As of March 31, 2012, $2.3 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three months ending March 31, 2012. In addition, the Company foreclosed on certain nonperforming loans and converted them to $0.5 million of real estate properties during the three months ending March 31, 2012.

As of March 31, 2012 and December 31, 2011, the Company had an allowance for mortgage loan credit losses of $5.0 million and $6.5 million, respectively. Over the past ten years, the Company’s commercial mortgage loan portfolio has experienced an average credit loss factor of approximately 0.02%. Due to such low historical losses, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	March 31, 2012	December 31, 2011
	(Dollars In Thousands)
Beginning balance	$6,475	$11,650
Charge offs	(1,500)	(16,278)
Recoveries	—	(2,471)
Provision	—	13,574
Ending balance	$4,975	$6,475

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of March 31, 2012:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$47,944	$5,278	$5,624	$58,846
Number of delinquent commercial mortgage loans	8	2	3	13

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of March 31, 2012 and December 31, 2011:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2012
Commercial mortgage loans:
With no related allowance recorded	$5,652	$7,713	$—	$1,413	$34	$34
With an allowance recorded	14,020	13,997	4,975	4,673	85	149
2011
Commercial mortgage loans:
With no related allowance recorded	$7,917	$10,926	$—	$1,979	$34	$34
With an allowance recorded	15,521	15,521	6,475	5,174	117	181

9.             COMMITMENTS AND CONTINGENCIES

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

As a result of an audit, the IRS has proposed adjustments to the Company’s 2006 and 2007 taxable income. The Company intends to protest these adjustments and then seek resolution at the IRS’ Appeals Division. The Company is uncertain but believes that the Appeals conference will not occur within the next 12 months. An unfavorable outcome would cause the Company to make additional income tax cash payments of approximately $12.2 million. However, if these payments were to occur, they would not have a material impact to the Company or to its effective income tax rate.

10.          STOCK-BASED COMPENSATION

During the three months ended March 31, 2012, 306,100 performance shares with an estimated fair value of $8.6 million were awarded. The criteria for payment of the 2012 performance awards is based primarily on the Company’s average operating return on average equity (“ROE”) over a three-year period. If the Company’s ROE is below 10.0%, no award is earned. If the Company’s ROE is at or above 11.2%, the award maximum is earned. Awards are paid in shares of the Company’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. The Company issued 143,900 restricted stock units for the three months ended March 31, 2012. These awards had a total fair value at grant date of $4.0 million. Approximately half of these restricted stock units vest in 2015, and the remainder vest in 2016. These awards have been recorded as liability-classified awards for the period ended March 31, 2012.

During the first quarter of 2012, the Company changed its intention to pay certain of its previously issued restricted stock units and performance share awards in cash. As a result, these portions of the awards have been recorded as liability-classified awards as of March 31, 2012. The impact of this change was to reclassify $3.6 million from additional paid in capital to other liabilities. The change had an immaterial impact to current year net income.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2011	$22.27	2,274,229
SARs granted	—	—
SARs exercised / forfeited / expired	26.57	452,116
Balance as of March 31, 2012	$21.21	1,822,113

There were no SARs issued for the three months ended March 31, 2012. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR.

11.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The
	Three Months Ended
	March 31,
	2012	2011
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,561	$2,194
Interest cost on projected benefit obligation	2,604	2,508
Expected return on plan assets	(2,673)	(2,512)
Amortization of prior service cost	(95)	(98)
Amortization of actuarial losses	2,175	1,388
Total benefit cost	$4,572	$3,480

During the three months ended March 31, 2012, the Company contributed $7.3 million to its defined benefit pension plan for the 2011 plan year. In addition, during April of 2012, the Company contributed $3.3 million to the defined benefit pension plan for the 2012 plan year. The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the three months ended March 31, 2012, was immaterial to the Company’s financial statements.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The Three Months Ended March 31,
	2012	2011
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC’s common shareowners	$99,021	$58,878

Average shares issued and outstanding	81,449,315	85,679,753
Issuable under various deferred compensation plans	881,015	923,475
Weighted shares outstanding - basic	82,330,330	86,603,228

Per share:
Net income available to PLC’s common shareowners - basic	$1.20	$0.68

Calculation of diluted earnings per share:
Net income available to PLC’s common shareowners	$99,021	$58,878

Weighted shares outstanding - basic	82,330,330	86,603,228
Stock appreciation rights (“SARs”)(1)	457,514	499,453
Issuable under various other stock-based compensation plans	435,381	140,937
Restricted stock units	697,910	576,467
Weighted shares outstanding - diluted	83,921,135	87,820,085

Per share:
Net income available to PLC’s common shareowners - diluted	$1.18	$0.67

(1) Excludes 689,545 and 1,452,030 SARs as of March 31, 2012 and 2011, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding for applicable periods.

13.          INCOME TAXES

There have been no material changes to the balance of unrecognized tax benefits, where such benefits impacted earnings, for the three months ended March 31, 2012. However, during the first quarter of 2012, there was an $18.5 million increase in total unrecognized tax benefits. This increase related to items for which the ultimate deductibility is highly certain but for which there is uncertainty about the year in which such items should be deducted. Other than interest or penalties, a disallowance of the shorter deductibility period would not affect the annual effective tax rate. However, such disallowance would accelerate the payment date of cash to the taxing authority. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2012 and December 31, 2011 were $2.9 million and $2.9 million, respectively.

During the first quarter of 2012, the Internal Revenue Service proposed adjustments to the Company’s 2006 and 2007 taxable income. The Company intends to protest these adjustments during the second quarter of 2012 and then seek resolution at the IRS’ Appeals Division. If the IRS prevails, then such acceleration of tax payments will occur.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	March 31, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$4,840	$13,181
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	18,490	106
Reductions of tax positions of prior years:
Changes in judgment	—	(8,447)
Settlements during the period	—	—
Lapses of applicable statute of limitations	—	—
Balance, end of period	$23,330	$4,840

Using the information that is available as of March 31, 2012, the Company believes that in the next 12 months there are not any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease. However, this viewpoint could change if the Company receives an earlier than expected Appeals conference date on the aforementioned issues. During 2011, there was an $8.4 million reduction in the amount of unrecognized tax benefits due to a change in the Company’s judgment regarding the probability of realizing such unrecognized tax benefits. This was caused by new technical guidance and other developments which caused the Company to conclude that the full amount of the associated tax benefits was more than 50 percent likely to be realized. These issues were almost entirely related to timing issues. Therefore, aside from the cost of interest, such reduction did not result in a decrease in the Company’s effective tax rate. In general, the Company is not subject to adjustments to its current tax expense by any taxing authority for any tax year prior to 2003.

The Company has computed its effective income tax rate for the three months ended March 31, 2012 and 2011, based upon its estimate of its annual 2012 and 2011 income. The effective tax rate for the three months ended March 31, 2012 and 2011 was 34.2% and 35.2%, respectively.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2012.

In the first quarter of 2012, the Company retrospectively adopted ASU No. 2010-26. The Company’s retrospective adoption of this Update resulted in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs the Company defers. The retrospective adoption of this Update reduced the opening balance of the Company’s shareowners’ equity, the deferred acquisition costs asset balance, and the deferred income tax liability balance as of the adoption date. The Company had an adjustment of approximately $279.8 million to its deferred income tax liability balance and a $4.7 million adjustment to the Company’s income tax expense.

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

In the first quarter of 2012, the Company adopted ASU No. 2011-04 — Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and IFRSs. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update modified several principles or requirements for measuring fair value or for disclosing information about fair value measurements.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,270,022	$4	$2,270,026
Commercial mortgage-backed securities	—	591,550	—	591,550
Other asset-backed securities	—	285,565	587,613	873,178
U.S. government-related securities	746,295	598,792	—	1,345,087
States, municipals, and political subdivisions	—	1,347,827	4,344	1,352,171
Other government-related securities	—	103,838	20,006	123,844
Corporate bonds	204	18,518,807	137,976	18,656,987
Total fixed maturity securities - available-for-sale	746,499	23,716,401	749,943	25,212,843

Fixed maturity securities - trading
Residential mortgage-backed securities	—	394,474	—	394,474
Commercial mortgage-backed securities	—	193,580	—	193,580
Other asset-backed securities	—	68,637	54,961	123,598
U.S. government-related securities	299,805	253	—	300,058
States, municipals, and political subdivisions	—	244,279	—	244,279
Other government-related securities	—	56,129	—	56,129
Corporate bonds	—	1,664,782	1	1,664,783
Total fixed maturity securities - trading	299,805	2,622,134	54,962	2,976,901
Total fixed maturity securities	1,046,304	26,338,535	804,905	28,189,744
Equity securities	256,750	22,553	81,224	360,527
Other long-term investments (1)	17,693	39,730	25,776	83,199
Short-term investments	110,194	—	—	110,194
Total investments	1,430,941	26,400,818	911,905	28,743,664
Cash	175,353	—	—	175,353
Other assets	7,991	—	—	7,991
Assets related to separate accounts
Variable annuity	7,698,456	—	—	7,698,456
Variable universal life	554,817	—	—	554,817
Total assets measured at fair value on a recurring basis	$9,867,558	$26,400,818	$911,905	$37,180,281

Liabilities:
Annuity account balances (2)	$—	$—	$137,238	$137,238
Other liabilities (1)	25,648	5,654	389,812	421,114
Total liabilities measured at fair value on a recurring basis	$25,648	$5,654	$527,050	$558,352

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,342,123	$7	$2,342,130
Commercial mortgage-backed securities	—	551,559	—	551,559
Other asset-backed securities	—	298,216	614,813	913,029
U.S. government-related securities	664,506	536,173	15,000	1,215,679
States, municipals, and political subdivisions	—	1,327,713	69	1,327,782
Other government-related securities	—	93,017	—	93,017
Corporate bonds	204	18,460,480	119,601	18,580,285
Total fixed maturity securities - available-for-sale	664,710	23,609,281	749,490	25,023,481

Fixed maturity securities - trading
Residential mortgage-backed securities	—	313,963	—	313,963
Commercial mortgage-backed securities	—	190,247	—	190,247
Other asset-backed securities	—	29,585	28,343	57,928
U.S. government-related securities	555,601	255	—	555,856
States, municipals, and political subdivisions	—	229,032	—	229,032
Other government-related securities	—	44,845	—	44,845
Corporate bonds	—	1,568,094	—	1,568,094
Total fixed maturity securities - trading	555,601	2,376,021	28,343	2,959,965
Total fixed maturity securities	1,220,311	25,985,302	777,833	27,983,446
Equity securities	243,336	11,310	80,586	335,232
Other long-term investments (1)	27,757	7,785	12,703	48,245
Short-term investments	101,489	—	—	101,489
Total investments	1,592,893	26,004,397	871,122	28,468,412
Cash	267,298	—	—	267,298
Other assets	6,960	—	—	6,960
Assets related to separate accounts
Variable annuity	6,741,959	—	—	6,741,959
Variable universal life	502,617	—	—	502,617
Total assets measured at fair value on a recurring basis	$9,111,727	$26,004,397	$871,122	$35,987,246

Liabilities:
Annuity account balances (2)	$—	$—	$136,462	$136,462
Other liabilities (1)	2,727	15,370	437,613	455,710
Total liabilities measured at fair value on a recurring basis	$2,727	$15,370	$574,075	$592,172

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2012.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2012, the Company held $3.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of March 31, 2012, the Company held $642.6 million of Level 3 ABS, which included $55.0 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.7%
Par value	$669.8 million
Weighted-average life	14.8 years

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of March 31, 2012, the Company classified approximately $22.5 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

As of March 31, 2012, the Company classified approximately $162.3 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	62.2%
Weighted-average yield	4.8%
Weighted-average coupon	5.4%
Par value	$233.3 million
Weighted-average stated maturity	6.5 years

Equities

As of March 31, 2012, the Company held approximately $103.8 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 15, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2012, 95.8% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

Derivative instruments classified as Level 1 generally include futures, credit default swaps, and puts, which are traded on active exchange markets.

Derivative instruments classified as Level 2 primarily include interest rate and inflation swaps, puts, and swaptions. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

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

The guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative is carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”. Refer to Note 15, Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality that is consistent with 58% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. The fair value of the embedded derivative is the difference between the policy liabilities (net of policy loans) of $2.7 billion and the fair value of the trading securities of $3.0 billion. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

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

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for March 31, 2012, ranged from a one month rate of 0.71%, a 5 year rate of 2.66%, and a 30 year rate of 4.56%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value			Range
	As of	Valuation	Unobservable	(Weighted
	March 31, 2012	Technique	Input	Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$587,613	Discounted cash flow	Liquidity premium	0.59% - 1.14% (0.86%)
			Paydown rate	7.20% - 11.08% (8.70%)
Other government-related securities	20,006	Discounted cash flow	Spread over treasury	0.20%
Corporate bonds	97,941	Discounted cash flow	Spread over treasury	0.20% - 4.5% (0.98%)
Liabilities:
Embedded derivatives - GMWB(1)	$96,847	Actuarial cash flow model	Mortality	58% of 1994 GMDB table
			Lapse	0% - 16%, depending on product/duration/fundedness of guarantee

			Utilization	92% - 100%
			Nonperformance risk	0.47% - 1.52%
Annuity account balances(2)	137,238	Actuarial cash flow model	Asset earned rate	5.89%
			Expenses	$78 - $93 per policy
			Withdrawal rate	2.20%
			Mortality	65% of 1994 GMDB table
			Lapse	2.2% - 55.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85 % depending on surrender charge period
			Nonperformance risk	0.47% - 1.52%

(1)  The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.

(2) Represents liabilities related to equity indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value of $61.1 million and $119.5 million, respectively. The valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. In such cases the Company has made a determination to classify these financial instruments as Level 3. Of the $119.5 million, where book value approximates fair value, $64.6 million is FHLB stock and a $40 million surplus note that PLICO acquired as part of the reinsurance transaction with Liberty Life.

The asset-backed securities classified as Level 3 are predominantly ARS. A change in the paydown rate (the projected annual rate of principal reduction) of the ARS can significantly impact the fair value of these securities. A decrease in the paydown rate would increase the projected weighted average life of the ARS and increase the sensitivity of the ARS’ fair value to changes in interest rates. An increase in the liquidity premium would result in a decrease in the fair value of the securities, while a decrease in the liquidity premium would increase the fair value of these securities.

The fair value of corporate bonds classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company specific and market factors. An increase in the spread can be caused by a perceived increase in credit risk of a specific issuer and/or an increase in the overall market risk premium associated with similar securities. The fair values of corporate bonds are sensitive to changes in spread. When holding the treasury rate constant, the fair value of corporate bonds increases when spreads decrease, and increase when spreads decrease.

The GMWB liability is sensitive to changes in the discount rate which includes the Company’s nonperformance risk, volatility, lapse, and mortality assumptions.  The volatility assumption is an observable input as it is based on market inputs. The Company’s nonperformance risk, lapse, and mortality are unobservable.  An increase in the three unobservable assumptions would result in a decrease in the liability and conversely, if there is a decrease in the assumptions the liability would increase. The liability is also dependent on the assumed policyholder utilization of the GMWB where an increase in assumed utilization would result in an increase in the liability and conversely, if there is a decrease in the assumption, the liability would decrease.

The fair value of the EIA account balance liability is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the EIA account balance liability is sensitive to the asset earned rate and required return on assets. The value of the liability increases with an increase in required return on assets and decreases with an increase in the asset earned rate and conversely, the value of the liability decreases with a decrease in required return on assets and an increase in the asset earned rate.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	614,813	294	493	—	(13,929)	—	(13,850)	—	—	—	(208)	587,613	—
U.S. government-related securities	15,000	—	—	—	(1)	—	(15,000)	—	—	—	1	—	—
States, municipals, and political subdivisions	69	—	—	—	—	4,275	—	—	—	—	—	4,344	—
Other government-related securities	—	—	—	—	(16)	20,023	—	—	—	—	(1)	20,006	—
Corporate bonds	119,601	—	183	—	(1,227)	4	(139)	—	—	19,554	—	137,976	—
Total fixed maturity securities - available-for-sale	749,490	294	676	—	(15,173)	24,302	(28,992)	—	—	19,554	(208)	749,943	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
U.S. government-related securities	28,343	446	—	(169)	—	27,705	(1,808)	—	—	—	444	54,961	277
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	1	—	—	—	—	—	1	—
Total fixed maturity securities - trading	28,343	446	—	(169)	—	27,706	(1,808)	—	—	—	444	54,962	277
Total fixed maturity securities	777,833	740	676	(169)	(15,173)	52,008	(30,800)	—	—	19,554	236	804,905	277
Equity securities	80,586	—	635	—	(1)	4	—	—	—	—	—	81,224	—
Other long-term investments (1)	12,703	13,073	—	—	—	—	—	—	—	—	—	25,776	13,073
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	871,122	13,813	1,311	(169)	(15,174)	52,012	(30,800)	—	—	19,554	236	911,905	13,350
Total assets measured at fair value on a recurring basis	$871,122	$13,813	$1,311	$(169)	$(15,174)	$52,012	$(30,800)	$—	$—	$19,554	$236	$911,905	$13,350

Liabilities:
Annuity account balances (2)	$136,462	$—	$—	$3,074	$—	$—	$—	$325	$2,623	$—	$—	$137,238	$—
Other liabilities (1)	437,613	47,801	—	—	—	—	—	—	—	—	—	389,812	47,801
Total liabilities measured at fair value on a recurring basis	$574,075	$47,801	$—	$3,074	$—	$—	$—	$325	$2,623	$—	$—	$527,050	$47,801

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the three months ended March 31, 2012, $19.6 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of March 31, 2012. All transfers are recognized as of the end of the period.

For the three months ended March 31, 2012, there were no transfers out of Level 3.

For the three months ended March 31, 2012, there were no transfers from Level 2 to Level 1.

For the three months ended March 31, 2012, there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$—	$—	$—	$(9)	$—	$19	$—
Commercial mortgage-backed securities	19,901	—	148	—	—	—	(103)	—	—	(19,946)	—	—	—
Other asset-backed securities	641,129	—	407	—	(2,096)	—	—	—	—	—	(33)	639,407	—
U.S. government-related securities	15,109	—	—	—	(28)	—	—	—	—	—	3	15,084	—
States, municipals, and political subdivisions	78	—	—	—	—	—	—	—	—	—	—	78	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	65,032	—	13	—	(669)	—	(1,357)	—	—	1,888	—	64,907	—
Total fixed maturity securities - available-for-sale	741,269	—	580	(4)	(2,793)	—	(1,460)	—	—	(18,067)	(30)	719,495	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	823	—	(855)	—	—	(18,893)	—	—	—	713	41,713	199
U.S. government-related securities	3,442	—	—	(56)	—	—	—	—	—	—	(2)	3,384	(56)
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—	—	—	—	—	—
Total fixed maturity securities - trading	63,367	823	—	(911)	—	—	(18,893)	—	—	—	711	45,097	143
Total fixed maturity securities	804,636	823	580	(915)	(2,793)	—	(20,353)	—	—	(18,067)	681	764,592	143
Equity securities	77,098	—	446	—	—	2,000	—	—	—	—	—	79,544	—
Other long-term investments (1)	25,065	1,007	—	—	—	—	—	—	—	—	—	26,072	1,007
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	906,799	1,830	1,026	(915)	(2,793)	2,000	(20,353)	—	—	(18,067)	681	870,208	1,150
Total assets measured at fair value on a recurring basis	$906,799	$1,830	$1,026	$(915)	$(2,793)	$2,000	$(20,353)	$—	$—	$(18,067)	$681	$870,208	$1,150

Liabilities:
Annuity account balances (2)	$143,264	$—	$—	$(2,132)	$—	$—	$—	$178	$2,554	$—	$—	$143,020	$—
Other liabilities (1)	190,529	12,143	—	—	—	—	—	—	—	—	—	178,386	12,143
Total liabilities measured at fair value on a recurring basis	$333,793	$12,143	$—	$(2,132)	$—	$—	$—	$178	$2,554	$—	$—	$321,406	$12,143

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

The amount of total gains (losses) for assets and liabilities still held as of the reporting date primarily represents changes in fair value of trading securities and certain derivatives as of the reporting date and the change in fair value of equity indexed annuities.

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		March 31, 2012		December 31, 2011
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,314,496	$6,084,397	$5,353,481	$6,251,902
Policy loans	3	877,850	877,850	879,819	879,819

Liabilities:
Stable value product account balances	3	$2,772,378	$2,819,517	$2,769,510	$2,855,614
Annuity account balances	3	10,856,119	10,583,259	10,946,848	10,767,892
Mortgage loan backed certificates	3	8,834	8,861	19,755	19,893

Debt:
Bank borrowings	3	$130,000	$130,000	$170,000	$170,000
Senior and Medium-Term Notes	2	1,350,000	1,496,836	1,350,000	1,494,346
Subordinated debt securities	2	524,743	528,431	524,743	525,483
Non-recourse funding obligations	3	297,000	182,040	407,800	217,529

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

Debt

Bank borrowings

The Company believes the carrying value of its bank borrowings approximates fair value.

Non-recourse funding obligations

As of March 31, 2012, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

15.          DERIVATIVE FINANCIAL INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through the Company’s analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into the Company’s risk management program.

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

Derivatives Related to Interest Rate Risk Management

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps, and interest rate swaptions. The Company’s inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•                 Foreign Currency Futures

•                 Variance Swaps

•                 Interest Rate Futures

•                  Equity Options

•                 Equity Futures

•                 Credit Derivatives

•                 Interest Rate Swaps

•                 Interest Rate Swaptions

•                 Volatility Futures

The Company has in certain periods, sold credit protection under single name credit default swaps and credit default swap indices for which it receives a premium to insure credit risk. Such credit derivatives are a part of the Company’s program to mitigate risks related to certain minimum guaranteed benefits of variable annuity contracts and are designed to offset some portion of the Company’s nonperformance risk. The Company will only make a payment in the event there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less an auction-determined recovery rate, to the percentage extent described. A credit event is generally defined to include material default, bankruptcy, or debt restructuring. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, would equal the notional value of the credit default swaps. As of March 31, 2012, the Company did not have any open credit default swaps.

Accounting for Derivative Instruments

The Company records its derivative financial instruments in the consolidated balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in other comprehensive income (loss), depending upon whether it qualified  for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists.

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

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•                  In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements.

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

Derivatives related to variable annuity contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $25.1 million and $17.8 million and interest rate futures resulted in pre-tax losses of $33.4 million and $5.7 million for the three months ended March 31, 2012 and 2011, respectively. Currency futures resulted in net pre-tax losses of $1.0 million and volatility futures resulted in net pre-tax losses of $0.5 million for the three months ended March 31, 2012. Such positions were not held during the three months ended March 31, 2011.

•                  The Company uses equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $23.9 million and $3.3 million, and the volatility swaps resulted in net pre-tax losses of $1.9 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively.

•                  The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. The interest rate swaps resulted in net pre-tax losses of $2.1 million and the interest rate swaptions resulted in net pre-tax losses of $3.5 million for the three months ended March 31, 2012. Such positions were not held during the three months ended March 31, 2011.

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax gains of $50.2 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively, related to these embedded derivatives.

Other Derivatives

•                  The Company previously entered into credit default swaps to enhance the return on its investment portfolio. The Company reported net pre-tax losses of $0.2 million for the three months ended March 31, 2011, related to the change in fair value and premium income earned on such credit default swaps. As of March 31, 2012, no credit default swaps were outstanding.

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax gains of $2.0 million and $0.5 million on interest rate swaps for the three months ended March 31, 2012 and 2011, respectively. The net gains were primarily the result of $2.0 million in unrealized gains during the three months ended March 31, 2012.

•                  The Company purchased interest rate caps during 2011, to mitigate the Company’s credit risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $2.2 million for the three months ended March 31, 2012. Such positions were not held during the three months ended March 31, 2011.

•                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax gains of $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in the fair value of such embedded derivatives are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax gains of $10.7 million and $7.8 million for the three months ended March 31, 2012 and 2011, respectively.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of March 31, 2012		As of December 31, 2011
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$101,316	$172	$7,068	$1
Derivatives not designated as hedging instruments:
Interest rate swaps	75,000	275	125,000	5,118
Embedded derivative - Modco reinsurance treaties	30,455	2,302	30,001	2,038
Embedded derivative - GMWB	1,488,820	23,473	826,790	10,665
Interest rate futures	270,731	1,145	615,445	6,393
Equity futures	29,632	230	49,631	837
Currency futures	11,522	199	57,912	976
Interest rate caps	3,000,000	503	3,000,000	2,666
Equity options	650,436	44,569	440,000	19,396
Interest rate swaptions	400,000	10,111	—	—
Other	224	220	224	155
	$6,058,136	$83,199	$5,152,071	$48,245
Other liabilities
Cash flow hedges:
Inflation	$143,083	$379	$244,399	$8,863
Interest rate	75,000	1,714	75,000	3,443
Derivatives not designated as hedging instruments:
Interest rate swaps	75,000	1,677	25,000	3,064
Volatility swaps	675	1,884	—	—
Embedded derivative - Modco reinsurance treaties	2,737,215	269,357	2,761,686	279,799
Embedded derivative - GMWB	3,540,281	120,455	3,741,688	157,813
Interest rate futures	760,780	19,407	270,019	1,148
Equity futures	132,006	4,742	189,765	1,454
Currency futures	80,140	1,024	14,348	126
Volatility futures	4,080	475	—	—
	$7,548,260	$421,114	$7,321,905	$455,710

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended March 31, 2012
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(73)
Inflation	—	—	8,924

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(854)	$—
Inflation	—	180	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$646	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended March 31, 2011
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(95)
Inflation	—	—	8,091

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(883)	$—
Inflation	—	(1,078)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$645	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $2.2 million of its derivative financial instruments out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The
	Three Months Ended
	March 31,
	2012	2011
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(33,406)	$(5,670)
Equity futures - VA	(25,099)	(17,843)
Currency futures - VA	(984)	—
Volatility futures - VA	(475)	—
Volatility swaps - VA	(1,884)	(2,817)
Equity options - VA	(23,872)	(3,277)
Interest rate swaptions - VA	(3,519)	—
Interest rate swaps - VA	(2,128)	—
Embedded derivative - GMWB	50,167	8,124
Total derivatives related to variable annuity contracts	(41,200)	(21,483)
Embedded derivative - Modco reinsurance treaties	10,706	7,842
Interest rate swaps	2,037	532
Interest rate caps	(2,164)	—
Credit default swaps	—	(223)
Other derivatives	712	646
Total realized gains (losses) - derivatives	$(29,909)	$(12,686)

From time to time, the Company is required to post collateral related to derivative transactions. As of March 31, 2012, the Company had posted cash and securities (at fair value) as collateral of approximately $30.0 million and $52.7 million, respectively. The Company does not net the collateral with the fair value of the derivative financial instruments for reporting purposes.

Realized investment gains (losses) - all other investments

	For The
	Three Months Ended
	March 31,
	2012	2011
	(Dollars In Thousands)
Modco trading portfolio(1)	$18,099	$(5,649)

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

•                  The Annuities segment markets fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•                  The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.  Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offered notes to both institutional and retail investors.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income available to PLC’s common shareowners and assets. Segment operating income (loss) is income before income tax, excluding net realized investment gains and losses (excluding periodic settlements of derivatives associated with debt and certain investments) net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and net of the related amortization of DAC attributed to each of these items.

In the first quarter of 2012, management revised the definition of operating income (loss) as it relates to certain features of our variable annuity contracts and related hedging activities, to better reflect the basis on which the performance of its business is internally assessed. Under the revised definition, the following items will be excluded from operating income:

•                  Changes in GMWB embedded derivatives related to this rider feature of certain variable annuity products (excluding the portion attributed to economic costs). Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.). These features are considered embedded derivatives under ASC 815.

•                  Changes in value of certain derivative instruments used to mitigate the risk related to variable annuity contracts.

•                  That portion of the change in balance sheet components amortized over estimated gross profit that is attributed to the embedded GMWB derivative and related economic hedges (e.g. DAC amortization).

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

There were no significant intersegment transactions during the three months ended March 31, 2012 and 2011.

The following tables summarize financial information for the Company’s segments:

	For The
	Three Months Ended
	March 31,
	2012	2011(4)
	(Dollars In Thousands)
Revenues
Life Marketing	$343,542	$330,337
Acquisitions	299,509	200,123
Annuities	139,424	130,132
Stable Value Products	34,656	44,715
Asset Protection	70,606	67,903
Corporate and Other	64,444	63,870
Total revenues	$952,181	$837,080
Segment Operating Income
Life Marketing	$30,369	$19,273
Acquisitions	39,099	32,391
Annuities	35,783	18,640
Stable Value Products	12,646	9,195
Asset Protection	4,966	6,852
Corporate and Other	27,880	10,021
Total segment operating income	150,743	96,372
Realized investment gains (losses) - investments(1)(3)	22,505	2,734
Realized investment gains (losses) - derivatives(2)	(22,669)	(8,341)
Income tax expense	(51,558)	(31,887)
Net income available to PLC’s common shareowners	$99,021	$58,878

(1) Realized investment gains (losses) - investments	$16,962	$(1,191)
Less: related amortization of DAC/VOBA	(5,543)	(3,925)
	$22,505	$2,734

(2) Realized investment gains (losses) - derivatives	$(29,909)	$(12,686)
Less: VA GMWB economic cost	(7,240)	(4,345)
	$(22,669)	$(8,341)

(3) Includes other-than-temporary impairments of $18.8 million and $5.7 million for the three months ended March 31, 2012 and 2011, respectively.

(4)Annuity segment operating income changed due to changes the Company has made to the definition of operating income with regards to GMWB.

	Operating Segment Assets
	As of March 31, 2012
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$11,365,780	$11,474,643	$15,772,455	$2,770,227
Deferred policy acquisition costs and value of business acquired	1,914,253	786,013	460,033	2,151
Goodwill	10,192	37,938	—	—
Total assets	$13,290,225	$12,298,594	$16,232,488	$2,772,378

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$742,206	$7,830,117	$21,364	$49,976,792
Deferred policy acquisition costs and value of business acquired	70,681	1,465	—	3,234,596
Goodwill	62,671	83	—	110,884
Total assets	$875,558	$7,831,665	$21,364	$53,322,272

	Operating Segment Assets
	As of December 31, 2011
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$10,885,833	$11,471,856	$14,945,002	$2,767,163
Deferred policy acquisition costs and value of business acquired	1,912,916	824,277	435,462	2,347
Goodwill	10,192	38,713	—	—
Total assets	$12,808,941	$12,334,846	$15,380,464	$2,769,510

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$727,417	$7,964,907	$21,491	$48,783,669
Deferred policy acquisition costs and value of business acquired	71,427	1,612	—	3,248,041
Goodwill	62,671	83	—	111,659
Total assets	$861,515	$7,966,602	$21,491	$52,143,369

17.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to March 31, 2012, and through the date it filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K.

For a more complete understanding of our business and current period results, please read the following MD&A in conjunction with our latest Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (the “SEC”).

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or shareowners’ equity. In January of 2012, we adopted ASU No. 2010-26 which changed certain previously reported items within our financial statements and accompanying notes and the MD&A. The changes affected previously reported amounts in Note 3, Significant Acquisitions, Note 5, Deferred Acquisition Costs and Value of Business Acquired, Note 12, Earnings Per Share, Note 13, Income Taxes, Note 16, Operating Segments, and within our Life Marketing, Annuities, and Stable Value Products segments.

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties and other factors that could affect our future results, please see Part I, Item II, Risks and Uncertainties and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

•                  Annuities - We market fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•                  Stable Value Products - We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.

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

EXECUTIVE SUMMARY

We are pleased to report strong financial results in the first quarter of 2012. We have remained focused and disciplined in the way we allocate capital, manage risk and expenses, and prudently grow our retail product lines. Notwithstanding the headwinds created by low interest rates and the macroeconomic environment, we remain optimistic about our ability to execute successfully our business and financial plans for the year.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Deferred acquisition costs and value of business acquired—We incur significant costs in connection with acquiring new insurance business. Portion of these costs, which are incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts.

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income available to PLC’s common shareowners and assets. Segment operating income (loss) is income before income tax, excluding net realized investment gains and losses (excluding periodic settlements of derivatives associated with debt and certain investments) net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and net of the related amortization of DAC attributed to each of these items.

In the first quarter of 2012, management revised the definition of operating income (loss) as it relates to certain features of our variable annuity contracts and related hedging activities, to better reflect the basis on which the performance of our business is internally assessed. Under the revised definition, the following items will be excluded from operating income:

•                  Changes in GMWB embedded derivatives related to this rider feature of certain variable annuity products (excluding the portion attributed to economic costs). Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.). These features are considered embedded derivatives under ASC 815.

•                  Changes in value of certain derivative instruments used to mitigate the risk related to variable annuity contracts.

•                  That portion of the change in balance sheet components amortized over estimated gross profit that is attributed to the embedded GMWB derivative and related economic hedges (e.g. DAC amortization).

Segment operating income (loss) represents the basis on which the performance of our business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC’s common shareowners:

	For The
	Three Months Ended
	March 31,
	2012	2011(4)	Change
	(Dollars In Thousands)
Segment Operating Income
Life Marketing	$30,369	$19,273	57.6%
Acquisitions	39,099	32,391	20.7
Annuities	35,783	18,640	92.0
Stable Value Products	12,646	9,195	37.5
Asset Protection	4,966	6,852	(27.5)
Corporate and Other	27,880	10,021	n/m
Total segment operating income	150,743	96,372	56.4
Realized investment gains (losses) - investments(1)(3)	22,505	2,734
Realized investment gains (losses) - derivatives(2)	(22,669)	(8,341)
Income tax expense	(51,558)	(31,887)
Net income available to PLC’s common shareowners	$99,021	$58,878	68.2

(1) Realized investment gains (losses) - investments(3)	$16,962	$(1,191)
Less: related amortization of DAC	(5,543)	(3,925)
	$22,505	$2,734

(2) Realized investment gains (losses) - derivatives	$(29,909)	$(12,686)
Less: VA GMWB economic cost	(7,240)	(4,345)
	$(22,669)	$(8,341)

(3) Includes other-than-temporary impairments of $18.8 million and $5.7 million for the three months ended March 31, 2012 and 2011, respectively.

(4)Annuity segment operating income changed due to changes we have made to the definition of operating income with regards to GMWB.

For The Three Months Ended March 31, 2012 as compared to The Three Months Ended March 31, 2011

Net income available to PLC’s common shareowners for the three months ended March 31, 2012, included a $54.4 million, or 56.4%, increase in segment operating income. The increase was primarily related to an $11.1 million increase in the Life Marketing segment, a $6.7 million increase in the Acquisitions segment, a $17.1 million increase in the Annuities segment, a $3.5 million increase in the Stable Value Products segment, and a $17.9 million increase in the Corporate and Other segment. These increases were partly offset by a $1.9 million decrease in the Asset Protection segment.

We experienced net realized losses of $12.9 million for the three months ended March 31, 2012, as compared to net realized losses of $13.9 million for the three months ended March 31, 2011. The losses realized for the three months ended March 31, 2012, were primarily related to losses of $18.8 million for other-than-temporary impairment credit-related losses, net losses of $41.2 million of derivatives related to variable annuity contracts, and a $1.8 million loss related to other investment and derivative activity  Partially offsetting these losses were $20.0 million of gains related to investment securities sale activity and $28.8 million of gains related to the net activity of the modified coinsurance portfolio.

•                  Life Marketing segment operating income was $30.4 million for the three months ended March 31, 2012, representing an increase of $11.1 million, or 57.6%, from the three months ended March 31, 2011. The increase was primarily due to higher investment income, a favorable change in unlocking, more favorable traditional life claims, and lower operating expenses.

•                  Acquisitions segment operating income was $39.1 million for the three months ended March 31, 2012, an increase of $6.7 million, or 20.7%, as compared to the three months ended March 31, 2011, primarily due to the addition of the Liberty Life coinsurance transaction. The Liberty Life transaction added $11.8 million to the segment operating income. In addition, reinsurance terminations increased operating income $2.3 million. This was partly offset by less favorable mortality and the expected runoff in the older acquired blocks.

•                  Annuities segment operating income was $35.8 million for the three months ended March 31, 2012, as compared to $18.6 million for the three months ended March 31, 2011, an increase of $17.1 million. This variance included a favorable change of $12.1 million in operating revenue driven by higher policy fees and other income in the VA line and a favorable change of $4.6 million in operating policy benefits. The remainder of the increase is due to favorable DAC unlocking that was offset by higher non-deferred expenses.

•                  Stable Value Products segment operating income was $12.6 million and increased $3.5 million, or 37.5%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase in operating earnings resulted from higher operating spreads and higher account values. We also called certain retail notes, which accelerated DAC amortization of $3.1 million on those called contracts for the three months ended March 31, 2011. We did not accelerate any DAC amortization for the three months ended March 31, 2012, as no contracts were called. The operating spread increased 48 basis points to 182 basis points during the three months ended March 31, 2012, as compared to an operating spread of 134 basis points for the three months ended March 31, 2011.

•                  Asset Protection segment operating income was $5.0 million, representing a decrease of $1.9 million, or 27.5%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a $2.0 million legal settlement. Credit insurance earnings decreased $2.0 million due to the previously mentioned $2.0 million legal settlement. Service contract earnings decreased $0.8 million, or 19.6%, primarily related to higher expenses and higher loss ratios in certain lines. Earnings from the GAP product line increased $0.9 million, or 33.8%, primarily due to lower contingent commission costs.

•                  Corporate and Other segment operating income was $27.9 million for the three months ended March 31, 2012, as compared to operating income of $10.0 million for the three months ended March 31, 2011. The increase was primarily due to a $25.4 million favorable variance related to gains on the repurchase of non-recourse funding obligations. For the three months ended March 31, 2012, $35.5 million of pre-tax gains were generated by repurchases as compared to $10.1 million of pre-tax gains generated during the three months ended March 31, 2011. Partially offsetting this variance was $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$388,117	$393,665	(1.4)%
Reinsurance ceded	(192,755)	(198,086)	(2.7)
Net premiums and policy fees	195,362	195,579	(0.1)
Net investment income	119,026	106,627	11.6
Other income	29,154	28,131	3.6
Total operating revenues	343,542	330,337	4.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	254,579	245,162	3.8
Amortization of deferred policy acquisition costs	22,594	27,982	(19.3)
Other operating expenses	36,000	37,920	(5.1)
Total benefits and expenses	313,173	311,064	0.7
INCOME BEFORE INCOME TAX	30,369	19,273	57.6
OPERATING INCOME	$30,369	$19,273	57.6

The following table summarizes key data for the Life Marketing segment:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$287	$1,863	(84.6)%
Universal life	20,962	35,945	(41.7)
BOLI	1,345	4,661	(71.1)
	$22,594	$42,469	(46.8)
Sales By Distribution Channel
Independent agents	$13,940	$29,243	(52.3)
Stockbrokers / banks	6,976	8,343	(16.4)
BOLI / other	1,678	4,883	(65.6)
	$22,594	$42,469	(46.8)
Average Life Insurance In-force (1)
Traditional	$461,855,587	$485,744,921	(4.9)
Universal life	73,904,855	62,689,692	17.9
	$535,760,442	$548,434,613	(2.3)
Average Account Values
Universal life	$6,330,645	$5,844,583	8.3
Variable universal life	371,893	376,659	(1.3)
	$6,702,538	$6,221,242	7.7

Traditional Life Mortality Experience (2)	90%	94%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the incurred claims as a percentage of original pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$22,140	$48,203	(54.1)%
Renewal commissions	9,004	8,842	1.8
First year ceding allowances	(1,128)	(2,168)	(48.0)
Renewal ceding allowances	(39,037)	(40,467)	(3.5)
General & administrative	34,296	39,906	(14.1)
Taxes, licenses, and fees	8,359	9,275	(9.9)
Other operating expenses incurred	33,634	63,591	(47.1)
Less: commissions, allowances & expenses capitalized	(25,288)	(52,387)	(51.7)
Other insurance company operating expenses	8,346	11,204	(25.5)
Marketing Companies:
Commissions	20,784	21,071	(1.4)
Other operating expenses	6,870	5,645	21.7
Other marketing company operating expenses	27,654	26,716	3.5
Other operating expenses	$36,000	$37,920	(5.1)

For The Three Months Ended March 31, 2012 as compared to The Three Months Ended March 31, 2011

Segment operating income

Operating income was $30.4 million for the three months ended March 31, 2012, representing an increase of $11.1 million, or 57.6%, from the three months ended March 31, 2011. The increase was primarily due to higher investment income, a favorable change in unlocking, more favorable traditional life claims, and lower operating expenses.

Operating revenues

Total revenues for the three months ended March 31, 2012, increased $13.2 million, or 4.0%, as compared to the three months ended March 31, 2011. This increase was the result of higher investment income due to increases in net in-force reserves, and higher fee revenue in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees decreased by $0.2 million, or 0.1%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to decreases in traditional life premium offset by continued growth in universal life in-force business policy fees.

Net investment income

Net investment income in the segment increased $12.4 million, or 11.6%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Increased retained universal life reserves led to increased investment income of $7.4 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Increases in BOLI reserves led to higher BOLI investment income of $0.3 million in the same period. Traditional life investment income increased $3.6 million caused by growth in retained reserves.

Other income

Other income increased $1.0 million, or 3.6%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $9.4 million, or 3.8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to growth in retained universal life insurance in-force, higher credited interest on universal life and BOLI products resulting from increases in account values, and higher claims from growth in the universal life block and continued maturing of the traditional life block.

Amortization of DAC

DAC amortization decreased $5.4 million, or 19.3%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to differing impacts of unlocking. In 2012, universal life and BOLI unlocking increased amortization $2.0 million, as compared to an increase of $7.1 million in 2011.

Other operating expenses

Other operating expenses decreased $1.9 million, or 5.1%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Sales

Sales for the segment decreased $19.9 million, or 46.8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Traditional life sales decreased $1.6 million, or 84.6%, as we focused sales efforts on other lines. Universal life sales decreased $15.0 million, or 41.7%, due to price increases on new products.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(192,755)	$(198,086)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(205,765)	(203,128)
Amortization of deferred policy acquisition costs	(11,941)	(12,336)
Other operating expenses (1)	(32,659)	(32,257)
Total benefits and expenses	(250,365)	(247,721)

NET IMPACT OF REINSURANCE (2)	$57,610	$49,635

Allowances received	$(40,165)	$(42,635)
Less: Amount deferred	7,506	10,378
Allowances recognized (ceded other operating expenses) (1)	$(32,659)	$(32,257)

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

For The Three Months Ended March 31, 2012 as compared to The Year Ended March 31, 2011

The decrease in ceded premiums for the three months ended March 31, 2012 as compared to 2011 was caused primarily by lower ceded traditional life premiums of $8.3 million. This more than offset higher ceded universal life premium and policy fees of $2.9 million.

Ceded benefits and settlement expenses were higher for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, as higher ceded claims more than offset lower ceded reserve changes. Traditional ceded benefits increased $17.7 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, as higher ceded death benefits more than offset a decrease in ceded reserves. Universal life ceded benefits decreased $16.7 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to a lower change in ceded reserves and lower ceded claims. Ceded universal life claims were $11.7 million lower for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the differences in unlocking between the two periods.

Total allowances recognized for the three months ended March 31, 2012, increased slightly from the three months ended March 31, 2011, as the impact of growth in universal life in force more than offset the impact of the continued reduction in our traditional life reinsurance allowances.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$212,158	$180,494	17.5%
Reinsurance ceded	(80,301)	(101,794)	(21.1)
Net premiums and policy fees	131,857	78,700	67.5
Net investment income	138,121	117,938	17.1
Other income	1,579	1,279	23.5
Total operating revenues	271,557	197,917	37.2
Realized gains (losses) - investments	17,312	(5,274)
Realized gains (losses) - derivatives	10,640	7,480
Total revenues	299,509	200,123
BENEFITS AND EXPENSES
Benefits and settlement expenses	194,173	142,481	36.3
Amortization of DAC/VOBA	23,175	15,904	45.7
Other operating expenses	15,110	7,141	n/m
Operating benefits and expenses	232,458	165,526	40.4
Amortization of DAC/VOBA related to realized gains (losses) - investments	(33)	699
Total benefits and expenses	232,425	166,225	39.8
INCOME BEFORE INCOME TAX	67,084	33,898	97.9
Less: realized gains (losses)	27,952	2,206
Less: related amortization of DAC/VOBA	33	(699)
OPERATING INCOME	$39,099	$32,391	20.7

The following table summarizes key data for the Acquisitions segment:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$183,952,120	$187,504,555	(1.9)%
Universal life	31,660,021	27,927,654	13.4
	$215,612,141	$215,432,209	0.1
Average Account Values
Universal life	$3,471,229	$3,004,513	15.5
Fixed annuity(2)	3,243,372	3,385,490	(4.2)
Variable annuity	615,966	736,726	(16.4)
	$7,330,567	$7,126,729	2.9
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.84%	5.71%
Interest credited to policyholders	3.94	4.14
Interest spread	1.90%	1.57%

(1)       Amounts are not adjusted for reinsurance ceded.

(2)       Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)       Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.01% and 6.20% for the three months ended March 31, 2012 and 2011, respectively.

For The Three Months Ended March 31, 2012 as compared to The Three Months Ended March 31, 2011

Segment operating income

Operating income was $39.1 million for the three months ended March 31, 2012 an increase of $6.7 million, or 20.7%, as compared to the three months ended March 31, 2011, primarily due to the addition of the Liberty Life coinsurance transaction. The Liberty Life transaction added $11.8 million to the segment operating income. In addition, reinsurance terminations increased operating income $2.3 million. This was partly offset by less favorable mortality and the expected runoff in the older acquired blocks.

Operating revenues

Net premiums and policy fees increased $53.2 million, or 67.5%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the addition of the Liberty Life blocks of business and the impact of a reinsurance recapture more than offsetting expected runoff related to other blocks of business. Net investment income increased $20.2 million, or 17.1%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to the addition of the Liberty Life block of business. This was offset by expected runoff related to other blocks of business.

Total benefits and expenses

Total benefits and expenses increased $66.2 million, or 39.8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase was due to the addition of the Liberty Life block, the impact of a reinsurance recapture and higher claims, which was partly offset by the expected runoff of the in-force business.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(80,301)	$(101,794)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(58,001)	(91,875)
Amortization of DAC/VOBA	(3,402)	(5,196)
Other operating expenses	(14,206)	(12,944)
Total benefits and expenses	(75,609)	(110,015)

NET IMPACT OF REINSURANCE(1)	$(4,692)	$8,221

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

The net impact of reinsurance is less favorable $12.9 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a decrease in ceded benefits and settlement expenses mainly due to a decrease in ceded death claims. Partly offsetting this is a favorable impact of $2.3 million from reinsurance terminations.

Annuities

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$21,928	$14,923	46.9%
Reinsurance ceded	(13)	(21)	(38.1)
Net premiums and policy fees	21,915	14,902	47.1
Net investment income	125,985	124,356	1.3
Realized gains (losses) - derivatives	(7,240)	(4,345)	66.6
Other income	17,711	11,358	55.9
Total operating revenues	158,371	146,271	8.3
Realized gains (losses) - investments	15,013	999
Realized gains (losses) - derivatives, net of economic cost	(33,960)	(17,138)
Total revenues	139,424	130,132	7.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	90,290	94,844	(4.8)
Amortization of deferred policy acquisition costs and value of business acquired	9,002	12,527	(28.1)
Other operating expenses	23,296	20,260	15.0
Operating benefits and expenses	122,588	127,631	(4.0)
Amortization related to benefit and settlement expense	1,619	1,403
Amortization of DAC related to realized gains (losses) - investments	(7,129)	(6,027)
Total benefits and expenses	117,078	123,007	(4.8)
INCOME BEFORE INCOME TAX	22,346	7,125	n/m
Less: realized gains (losses) - investments	15,013	999
Less: realized gains (losses) - derivatives, net of economic cost	(33,960)	(17,138)
Less: amortization related to benefit and settlement expense	(1,619)	(1,403)
Less: related amortization of DAC	7,129	6,027
OPERATING INCOME	$35,783	$18,640	92.0

The following table summarizes key data for the Annuities segment:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$152,826	$309,264	(50.6)%
Variable annuity	567,408	607,795	(6.6)
	$720,234	$917,059	(21.5)
Average Account Values
Fixed annuity(1)	$8,631,269	$8,292,589	4.1
Variable annuity	6,632,077	4,755,225	39.5
	$15,263,346	$13,047,814	17.0
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.78%	5.95%
Interest credited to policyholders	3.97	4.41
Interest spread	1.81%	1.54%

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(33,406)	$(5,670)	$(27,736)
Equity futures - VA	(25,099)	(17,843)	(7,256)
Currency futures - VA	(984)	—	(984)
Volatility futures - VA	(475)	—	(475)
Volatility swaps - VA	(1,884)	(2,817)	933
Equity options - VA	(23,872)	(3,277)	(20,595)
Interest rate swaptions - VA	(3,519)	—	(3,519)
Interest rate swaps - VA	(2,128)	—	(2,128)
Embedded derivative - GMWB	50,167	8,124	42,043
Total derivatives related to variable annuity contracts	$(41,200)	$(21,483)	$(19,717)
Economic cost(1)	7,240	4,345	2,895
Realized gains (losses) - derivatives, net of economic cost	$(33,960)	$(17,138)	$(16,822)

(1)Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	March 31, 2012	December 31, 2011	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(3)	$152,741	$317,671	(51.9)%
GMDB Reserves	7,214	9,498	(24.0)
GMWB and GMAB Reserves	96,982	147,148	(34.1)
Account value subject to GMWB rider	5,164,223	4,406,041	17.2
S&P 500® Index	1,408	1,258	11.9

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended March 31, 2012 as compared to The Three Months Ended March 31, 2011

Segment operating income

Segment operating income was $35.8 million for the three months ended March 31, 2012, as compared to $18.6 million for the three months ended March 31, 2011, an increase of $17.1 million. This variance included a favorable change of $12.1 million in operating revenue driven by higher policy fees and other income in the VA line and a favorable change of $4.6 million in operating policy benefits. The remainder of the increase is due to favorable DAC unlocking that was offset by higher non-deferred expenses.

Operating revenues

Segment operating revenues increased $12.1 million, or 8.3%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to increases in other income and policy fees from the VA line of business along with higher investment income. Average fixed account balances grew 4.1% and average variable account balances grew 39.5% for the three months ended March 31, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $4.6 million, or 4.8%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily the result of lower credited interest, a $3.2 million favorable change in single premium immediate annuity mortality results and a $2.6 million favorable change in VA guaranteed benefit reserves. These favorable changes were partially offset by higher realized losses in the market value adjusted line and a $1.7 million unfavorable change in the equity indexed annuity (“EIA”) fair value adjustments. Unfavorable unlocking of $0.7 million was recorded for the three months ended March 31, 2012, as compared to favorable unlocking of $0.6 million for the three months ended March 31, 2011.

Amortization of DAC

The decrease in DAC amortization for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily related to favorable DAC unlocking of $4.1 million for the three months ended March 31, 2012, as compared to unfavorable unlocking of $1.0 million for the three months ended March 31, 2011.

Sales

Total sales decreased $196.8 million, or 21.5%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Sales of variable annuities decreased $40.4 million, or 6.6% for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Sales of fixed annuities decreased by $156.4 million, or 50.6% for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, driven by a decrease in single premium deferred annuity sales.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$32,402	$36,104	(10.3)%
Other income	1	(1)	n/m
Total operating revenues	32,403	36,103	(10.2)
Realized gains (losses)	2,253	8,612	(73.8)
Total revenues	34,656	44,715	(22.5)
BENEFITS AND EXPENSES
Benefits and settlement expenses	18,957	22,790	(16.8)
Amortization of deferred policy acquisition costs	196	3,547	(94.5)
Other operating expenses	604	571	5.8
Total benefits and expenses	19,757	26,908	(26.6)
INCOME BEFORE INCOME TAX	14,899	17,807	(16.3)
Less: realized gains (losses)	2,253	8,612
OPERATING INCOME	$12,646	$9,195	37.5

The following table summarizes key data for the Stable Value Products segment:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
Sales
GIC	$26,000	$74,658	(65.2)%
GFA - Direct Institutional	150,000	—	n/m
	$176,000	$74,658	n/m

Average Account Values	$2,784,389	$2,750,596	1.2
Ending Account Values	$2,772,378	$2,664,139	4.1

Operating Spread
Net investment income yield	4.65%	5.25%
Interest credited	2.71	3.31
Operating expenses	0.12	0.60
Operating spread	1.82%	1.34%

Adjusted operating spread(1)	1.80%	1.31%

(1) Excludes participating mortgage loan income and bank loan fee income.

For The Three Months Ended March 31, 2012 as compared to The Three Months Ended March 31, 2011

Segment operating income

Operating income was $12.6 million and increased $3.5 million, or 37.5%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase in operating earnings resulted from higher operating spreads and higher account values. We also called certain retail notes, which accelerated DAC amortization of $3.1 million on those called contracts for the three months ended March 31, 2011. We did not accelerate DAC amortization for three months ended March 31, 2012, as no contracts were called. The operating spread increased 48 basis points to 182 basis points for the three months ended March 31, 2012, as compared to an operating spread of 134 basis points for the three months ended March 31, 2011.

Sales

Total sales were $176.0 million for the three months ended March 31, 2012.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$68,936	$71,606	(3.7)%
Reinsurance ceded	(31,473)	(31,813)	(1.1)
Net premiums and policy fees	37,463	39,793	(5.9)
Net investment income	6,542	6,984	(6.3)
Other income	26,601	21,126	25.9
Total operating revenues	70,606	67,903	4.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,048	23,866	0.8
Amortization of deferred policy acquisition costs	8,677	10,236	(15.2)
Other operating expenses	32,915	27,000	21.9
Total benefits and expenses	65,640	61,102	7.4
INCOME BEFORE INCOME TAX	4,966	6,801	(27.0)
Less: noncontrolling interests	—	(51)
OPERATING INCOME	$4,966	$6,852	(27.5)

The following table summarizes key data for the Asset Protection segment:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
Sales
Credit insurance	$8,802	$8,766	0.4%
Service contracts	82,800	64,178	29.0
Other products	18,295	17,244	6.1
	$109,897	$90,188	21.9
Loss Ratios (1)
Credit insurance	28.5%	35.4%
Service contracts	87.1	80.8
Other products	26.7	22.8

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2012 as compared to The Three Month Ended March 31, 2011

Segment operating income

Operating income was $5.0 million, representing a decrease of $1.9 million, or 27.5%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a $2.0 million legal settlement. Credit insurance earnings decreased $2.0 million due to the previously mentioned $2.0 million legal settlement. Service contract earnings decreased $0.8 million, or 19.6%, primarily related to higher expenses and higher loss ratios in certain lines. Earnings from the GAP product line increased $0.9 million, or 33.8%, primarily due to lower contingent commission costs.

Net premiums and policy fees

Net premiums and policy fees decreased $2.3 million, or 5.9%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Service contract premiums decreased $1.3 million, or 5.4%, GAP premiums decreased $0.4 million, or 3.5%, and credit insurance premiums decreased $0.6 million, or 12.8%. The decrease in all lines was primarily the result of decreasing sales in prior years and the related impact on earned premiums.

Other income

Other income increased $5.5 million, or 25.9%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to an increase in 2012 sales reflecting improvement in the U.S. automobile market and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $0.2 million, or 0.8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This was due to an increase in service contract claims of $0.4 million, or 2.0%, and GAP claims of $0.3 million, or 13.8%, partially offset by a decrease in credit insurance claims of $0.5 million, or 29.8%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.6 million, or 15.2%, lower for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to lower earned premiums in all product lines.  Other operating expenses increased $5.9 million, or 21.9%, for the three months ended March 31, 2012, primarily due to expenses related to new initiatives and a $2.0 million legal settlement accrual in the first quarter of 2012.

Sales

Total segment sales increased $19.7 million, or 21.9%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Service contract sales increased $18.6 million, or 29.0%. Sales in the GAP product line increased $1.1 million, or 6.1%. Increases in the service contract and GAP lines are attributable to the improvement in auto sales over the prior year and increased market share. Credit insurance sales remained consistent with the prior year.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(31,473)	$(31,813)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(14,579)	(15,535)
Amortization of deferred policy acquisition costs	(2,025)	(2,221)
Other operating expenses	(1,324)	(1,568)
Total benefits and expenses	(17,928)	(19,324)

NET IMPACT OF REINSURANCE(1)	$(13,545)	$(12,489)

(1)       Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended March 31, 2012 as compared to The Three Months Ended March 31, 2011

Reinsurance premiums ceded decreased $0.3 million, or 1.1%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower sales in prior years, partially offset by an increase in service contract premiums.

Benefits and settlement expenses ceded decreased $1.0 million, or 6.2%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease was primarily due to lower losses in the service contract line.

Amortization of DAC ceded decreased $0.2 million, or 8.8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily as the result of decreases in ceded activity in the dealer credit product line. Other operating expenses ceded decreased $0.2 million, or 15.6%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily as a result of decreases in the credit line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$5,166	$5,655	(8.6)%
Reinsurance ceded	(16)	(94)	(83.0)
Net premiums and policy fees	5,150	5,561	(7.4)
Net investment income	40,045	52,204	(23.3)
Realized gains (losses) - derivatives	—	—
Other income	36,214	10,316	n/m
Total operating revenues	81,409	68,081	19.6
Realized gains (losses) - investments	(16,970)	(4,883)
Realized gains (losses) - derivatives	5	672
Total revenues	64,444	63,870	0.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,963	5,823	2.4
Amortization of deferred policy acquisition costs	354	358	(1.1)
Other operating expenses	47,212	51,879	(9.0)
Total benefits and expenses	53,529	58,060	(7.8)
INCOME BEFORE INCOME TAX	10,915	5,810	87.9
Less: realized gains (losses) - investments	(16,970)	(4,883)
Less: realized gains (losses) - derivatives	5	672
Less: noncontrolling interests	—	—
OPERATING INCOME	$27,880	$10,021	n/m

For The Three Months Ended March 31, 2012 as compared to The Three Months Ended March 31, 2011

Segment operating income

Corporate and Other segment operating income was $27.9 million for the three months ended March 31, 2012, as compared to operating income of $10.0 million for the three months ended March 31, 2011. The increase was primarily due to a $25.4 million favorable variance related to gains on the repurchase of non-recourse funding obligations. For the three months ended March 31, 2012, $35.5 million of pre-tax gains were generated by repurchases as compared to $10.1 million of pre-tax gains generated during the three months ended March 31, 2011. Partially offsetting this variance was $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments.

Operating revenues

Net investment income for the segment decreased $12.2 million, or 23.3%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, and net premiums and policy fees decreased $0.4 million, or 7.4%. The decrease in net investment income was primarily the result of $8.5 million of pre-tax earnings recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments.  In addition, the segment experienced a $2.1 million decrease related to a portfolio of securities designated for trading as compared to the three months ended March 31, 2011. Other income increased $25.9 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a $25.4 million favorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses decreased $4.5 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a $4.7 million decrease in other operating expenses. The decrease in operating expenses reflects a $3.3 million favorable variance related to legal costs.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of March 31, 2012, our investment portfolio was approximately $35.2 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	March 31, 2012		December 31, 2011
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2012 - $21,327,977; 2011 - $21,195,517)	$22,971,839	65.2%	$22,850,645	65.4%
Privately issued bonds (amortized cost: 2012 - $4,986,362; 2011 - $4,942,443)	5,217,905	14.8	5,132,801	14.7
Fixed maturities	28,189,744	80.0	27,983,446	80.1
Equity securities (cost: 2012 - $363,315; 2011 - $345,874)	360,527	1.0	335,232	1.0
Mortgage loans	5,314,496	15.1	5,353,481	15.3
Investment real estate	31,527	0.1	29,899	0.1
Policy loans	877,850	2.5	879,819	2.5
Other long-term investments	324,001	0.9	257,714	0.7
Short-term investments	110,194	0.4	101,489	0.3
Total investments	$35,208,339	100.0%	$34,941,080	100.0%

Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $63.6 million and $85.8 million of short-term investments classified as trading securities as of March 31, 2012 and December 31, 2011, respectively. The trading portfolio includes invested assets of $3.0 billion and $2.9 billion as of March 31, 2012 and December 31, 2011, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of March 31, 2012, our fixed maturity investment holdings were approximately $28.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2012	December 31, 2011
AAA	16.2%	16.5%
AA	8.0	8.0
A	28.7	27.5
BBB	39.5	41.0
Below investment grade	7.6	7.0
	100.0%	100.0%

We use various Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, we use the second-highest convention in assigning the rating. When there are no such published ratings, we assign a rating based on the statutory accounting rating system.

During the three months ended March 31, 2012 and for the year ended December 31, 2011, we did not actively purchase securities below the BBB level in our available-for-sale portfolio.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of March 31, 2012, based upon amortized cost, $49.8 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $26.0 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2012	December 31, 2011
	(Dollars In Millions)
Corporate bonds	$20,321.8	$20,148.4
Residential mortgage-backed securities	2,664.5	2,656.1
Commercial mortgage-backed securities	785.1	741.8
Other asset-backed securities	996.8	971.0
U.S. government-related securities	1,645.1	1,771.5
Other government-related securities	180.0	137.9
States, municipals, and political subdivisions	1,596.4	1,556.8
Total fixed income portfolio	$28,189.7	$27,983.5

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $25.2 billion, or 89.4%, of our fixed maturities as “available-for-sale” as of March 31, 2012. These securities are carried at fair value on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 10.6%, of our fixed maturities as of March 31, 2012. Fixed maturities with a fair value of $3.0 billion and short-term investments with a fair value of $63.6 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2012	December 31, 2011
	(Dollars In Thousands)
AAA	$607,902	$845,498
AA	259,601	267,450
A	742,288	702,889
BBB	1,007,532	909,296
Below investment grade	338,809	211,672
Total Modco trading fixed maturities	$2,956,132	$2,936,805

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of March 31, 2012, were approximately $4.4 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of March 31, 2012. As of March 31, 2012, these holdings were approximately $2.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	38.1%
PAC	28.8
Pass Through	9.0
Other	24.1
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	57.1%
AA	0.2
A	2.4
BBB	1.1
Below investment grade	39.2
100.0%

Alt-A Collateralized Holdings

As of March 31, 2012, we held securities with a fair value of $429.0 million, or 1.2% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2011, we held securities with a fair value of $354.8 million supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of March 31, 2012:

Percentage of
Alt-A
Rating	Securities
A	0.8%
BBB	1.6
Below investment grade	97.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of March 31, 2012:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
A	$3.3	$—	$—	$—	$—	$3.3
BBB	6.9	—	—	—	—	6.9
Below investment grade	418.8	—	—	—	—	418.8
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$429.0	$—	$—	$—	$—	$429.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	0.8	—	—	—	—	0.8
Below investment grade	(39.2)	—	—	—	—	(39.2)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(38.4)	$—	$—	$—	$—	$(38.4)

Sub-prime Collateralized Holdings

As of March 31, 2012, we held securities with a total fair value of $0.5 million that were supported by collateral classified as sub-prime. As of December 31, 2011, we held securities with a fair value of $0.1 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of March 31, 2012, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.2 billion, or 6.3%, of total invested assets. As of December 31, 2011, we held securities with a fair value of $2.3 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of March 31, 2012:

Percentage of
Prime
Rating	Securities
AAA	68.1%
AA	0.2
A	2.7
BBB	0.9
Below investment grade	28.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of March 31, 2012:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$668.4	$84.6	$405.5	$363.7	$—	$1,522.2
AA	5.5	—	—	—	—	5.5
A	59.6	—	—	—	—	59.6
BBB	21.2	—	—	—	—	21.2
Below investment grade	626.5	—	—	—	—	626.5
Total mortgage-backed securities collateralized by prime mortgage loans	$1,381.2	$84.6	$405.5	$363.7	$—	$2,235.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$42.0	$7.2	$17.3	$15.6	$—	$82.1
AA	0.2	—	—	—	—	0.2
A	1.6	—	—	—	—	1.6
BBB	0.4	—	—	—	—	0.4
Below investment grade	(12.3)	—	—	—	—	(12.3)
Total mortgage-backed securities collateralized by prime mortgage loans	$31.9	$7.2	$17.3	$15.6	$—	$72.0

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of March 31, 2012, the CMBS holdings were approximately $785.1 million. As of December 31, 2011, the CMBS holdings were approximately $741.8 million.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of March 31, 2012:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	69.1%
AA	9.4
A	21.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of March 31, 2012:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$191.5	$—	$82.2	$233.9	$35.3	$542.9
AA	5.2	—	31.7	37.2	—	74.1
A	39.0	5.8	34.4	78.3	10.6	168.1
Total commercial mortgage-backed securities	$235.7	$5.8	$148.3	$349.4	$45.9	$785.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$5.1	$—	$6.3	$18.4	$(0.2)	$29.6
AA	0.1	—	0.5	1.4	—	2.0
A	1.6	0.1	1.7	1.4	(0.4)	4.4
Total commercial mortgage-backed securities	$6.8	$0.1	$8.5	$21.2	$(0.6)	$36.0

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2012, these holdings were approximately $996.8 million. As of December 31, 2011, these holdings were approximately $971.0 million.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of March 31, 2012:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	63.9%
AA	16.1
A	10.2
BBB	0.3
Below investment grade	9.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of March 31, 2012:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$566.2	$2.8	$32.1	$26.1	$10.1	$637.3
AA	160.7	—	—	—	—	160.7
A	27.9	—	—	74.1	—	102.0
BBB	3.3	—	—	—	—	3.3
Below investment grade	93.5	—	—	—	—	93.5
Total other asset-backed securities	$851.6	$2.8	$32.1	$100.2	$10.1	$996.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$(38.0)	$—	$0.1	$0.3	$0.1	$(37.5)
AA	(14.3)	—	—	—	—	(14.3)
A	(0.4)	—	—	2.9	—	2.5
BBB	—	—	—	—	—	—
Below investment grade	(39.2)	—	—	—	—	(39.2)
Total other asset-backed securities	$(91.9)	$—	$0.1	$3.2	$0.1	$(88.5)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of March 31, 2012, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	March 31, 2012	Value	December 31, 2011	Value
	(Dollars In Thousands)
Banking	$2,349,483	8.3%	$2,283,065	8.2%
Other finance	250,983	0.9	247,963	0.9
Electric	3,670,460	13.0	3,728,692	13.3
Natural gas	2,194,675	7.8	2,266,793	8.1
Insurance	2,229,376	7.9	2,129,102	7.6
Energy	1,754,516	6.2	1,724,043	6.2
Communications	1,206,510	4.3	1,239,770	4.4
Basic industrial	1,208,493	4.3	1,198,172	4.3
Consumer noncyclical	1,404,778	5.0	1,324,561	4.7
Consumer cyclical	742,275	2.6	739,775	2.6
Finance companies	230,577	0.8	220,511	0.8
Capital goods	924,080	3.3	935,494	3.3
Transportation	617,587	2.2	622,795	2.2
Other industrial	170,591	0.6	175,700	0.6
Brokerage	536,656	1.9	520,892	1.9
Technology	697,164	2.5	678,869	2.4
Real estate	104,914	0.4	83,208	0.3
Other utility	28,652	0.1	28,974	0.1
Commercial mortgage-backed securities	785,130	2.8	741,807	2.7
Other asset-backed securities	996,776	3.5	970,957	3.5
Residential mortgage-backed non-agency securities	1,222,676	4.3	1,220,958	4.4
Residential mortgage-backed agency securities	1,441,824	5.1	1,435,134	5.1
U.S. government-related securities	1,645,145	5.8	1,771,535	6.3
Other government-related securities	179,973	0.6	137,862	0.5
States, municipals, and political divisions	1,596,450	5.8	1,556,814	5.6
Total	$28,189,744	100.0%	$27,983,446	100.0%

Our investments in debt and equity securities are reported at fair value. As of March 31, 2012, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $28.2 billion, which was 8.5% above amortized cost of $26.0 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2012, our mortgage loan holdings were approximately $5.3 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

Our commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2012 and December 31, 2011, our allowance for mortgage loan credit losses was $5.0 million and $6.5 million, respectively. While our mortgage loans do not have quoted market values, as of March 31, 2012, we estimated the fair value of our mortgage loans to be $6.1 billion (using discounted cash flows from the next call date), which was 13.1% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2012 and December 31, 2011, approximately $901.1 million and $876.8 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $91.3 million will become due in the remaindered of 2012, $1.4 billion in 2013 through 2017, $779.2 million in 2018 through 2022, and $271.5 million thereafter.

As of March 31, 2012, less than $13.6 million, or 0.04%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of March 31, 2012, $8.6 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three months ended March 31, 2012. In addition, we foreclosed on certain nonperforming loans and converted them to $2.2 million of real estate properties during the three months ended March 31, 2012.

As of March 31, 2012, $2.3 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three months ended March 31, 2012. In addition, we foreclosed on certain nonperforming loans and converted them to $0.5 million of real estate properties during the three months ended March 31, 2012.

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

During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to ultimately dispose of and on which we recorded an other-than-temporary impairment of $1.3 million, were instead retained by us and are included in our fixed maturities as of March 31, 2012. We currently do not have any intent to sell these securities, and do not anticipate being required to sell them.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2012:

		Percent of
Rating	Fair Value	Market Value
	(Dollars In Thousands)
AAA	$3,949,723	15.7%
AA	2,002,513	7.9
A	7,350,481	29.2
BBB	10,120,349	40.1
Investment grade	23,423,066	92.9
BB	754,116	3.0
B	197,581	0.8
CCC or lower	838,080	3.3
Below investment grade	1,789,777	7.1
Total	$25,212,843	100.0%

Not included in the table above are $2.6 billion of investment grade and $357.9 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2012. The following table includes securities held in our Modco portfolio and summarizes our ten largest maturity exposures to an individual creditor group as of March 31, 2012:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Federal National Mortgage Association	$242.4	$—	$242.4
Federal Home Loan Mortgage Corp.	237.7	—	237.7
Exelon Corp.	211.7	—	211.7
Nextera Energy Inc.	180.4	—	180.4
Comcast Corp.	169.8	—	169.8
Berkshire Hathaway Inc.	168.4	—	168.4
Verizon Communications Inc.	156.2	—	156.2
First Energy Corp.	154.0	—	154.0
Rio Tinto	149.5	—	149.5
JP Morgan Chase and Company	145.1	15.7	160.8

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

The FASB has issued guidance related to other-than-temporary impairments for debt securities. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the three months ended March 31, 2012, we recorded total other-than-temporary impairments of approximately $34.4 million, with $15.6 million of this amount recorded in other comprehensive income (loss).

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2012, we concluded that approximately $18.8 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $15.6 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the three months ended March 31, 2012.

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

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2012. As March 31, 2012, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$437.0	$377.8	$814.8
Switzerland	121.7	214.2	335.9
France	117.1	86.9	204.0
Sweden	157.5	—	157.5
Netherlands	93.5	84.2	177.7
Spain	41.6	96.4	138.0
Belgium	—	99.7	99.7
Germany	25.7	56.9	82.6
Ireland	5.5	81.2	86.7
Luxembourg	—	58.4	58.4
Italy	—	45.6	45.6
Norway	—	13.3	13.3
Total securities	999.6	1,214.6	2,214.2
Derivatives:
Germany	13.3	—	13.3
	$1,012.9	$1,214.6	$2,227.5

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The
	Three Months Ended
	March 31,
	2012	2011	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$23,184	$5,490	$17,694
Fixed maturity losses - sales	(3,138)	(195)	(2,943)
Equity gains - sales	—	9,100	(9,100)
Impairments on fixed maturity securities	(18,740)	(5,663)	(13,077)
Impairments on equity securities	(24)	—	(24)
Modco trading portfolio	18,099	(5,649)	23,748
Other	(2,419)	(4,274)	1,855
Total realized gains (losses) - investments	$16,962	$(1,191)	$18,153

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(33,406)	$(5,670)	$(27,736)
Equity futures - VA	(25,099)	(17,843)	(7,256)
Currency futures - VA	(984)	—	(984)
Volatility futures - VA	(475)	—	(475)
Volatility swaps - VA	(1,884)	(2,817)	933
Equity options - VA	(23,872)	(3,277)	(20,595)
Interest rate swaptions - VA	(3,519)	—	(3,519)
Interest rate swaps - VA	(2,128)	—	(2,128)
Embedded derivative - GMWB	50,167	8,124	42,043
Total derivatives related to variable annuity contracts	(41,200)	(21,483)	(19,717)
Embedded derivative - Modco reinsurance treaties	10,706	7,842	2,864
Interest rate swaps	2,037	532	1,505
Interest rate caps	(2,164)	—	(2,164)
Credit default swaps	—	(223)	223
Other derivatives	712	646	66
Total realized gains (losses) - derivatives	$(29,909)	$(12,686)	$(17,223)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three months ended March 31, 2012, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

From time to time, we are required to post collateral related to derivative transactions. As of March 31, 2012, we had posted cash and securities (at fair value) as collateral of approximately $30.0 million and $52.7 million, respectively. We do not net the collateral with the fair value of the derivative financial instruments for reporting purposes.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three months ended March 31, 2012, we recognized pre-tax other-than-temporary impairments of $18.8 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $15.6 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded. For the three months ended March 31, 2011, we recognized pre-tax other-than-temporary impairments of $5.7 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Three Months Ended March 31,
	2012	2011
	(Dollars In Millions)
Alt-A MBS	$1.9	$4.0
Other MBS	4.9	0.5
Other corporate bonds	12.0	—
Sub-prime bonds	—	1.2
Total	$18.8	$5.7

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2012, we sold securities in an unrealized loss position with a fair value of $17.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$10,407	60.4%	$(1,703)	54.3%
>90 days but <= 180 days	4,110	23.9	(835)	26.6
>180 days but <= 270 days	820	4.8	(153)	4.9
>270 days but <= 1 year	845	4.9	(155)	4.9
>1 year	1,040	6.0	(292)	9.3
Total	$17,222	100.0%	$(3,138)	100.0%

For the three months ended March 31, 2012, we sold securities in an unrealized loss position with a fair value (proceeds) of $17.2 million. The loss realized on the sale of these securities was $3.1 million. The $3.1 million loss recognized on available-for-sale securities for the three months ended March 31, 2012, includes a $1.9 million loss on the sale of BNP Paribas and an $1.1 million loss on the sale of Credit Suisse.

For the three months ended March 31, 2012, we sold securities in an unrealized gain position with a fair value of $499.4 million. The gain realized on the sale of these securities was $23.2 million.

The $2.4 million of other realized losses recognized for the three months ended March 31, 2012, consists of the decrease in the mortgage loan reserves of $1.5 million, mortgage loan losses of $3.7 million, real estate losses of $0.1 million, and losses on a partnership of $0.1 million.

For the three months ended March 31, 2012, net gains of $18.1 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”), acquisition were also included in realized gains and losses. Of this amount, approximately $21.0 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in a net pre-tax loss of $25.1 million, interest rate futures resulted in pre-tax losses of $33.4 million, currency futures resulted in net pre-tax losses of $1.0 million, and volatility futures resulted in net pre-tax losses of $0.5 million for the three months ended March 31, 2012.

We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $23.9 million and volatility swaps resulted in a net pre-tax loss of $1.9 million for the three months ended March 31, 2012.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. The interest rate swaps resulted in net pre-tax losses of $2.1 million and interest rate swaptions resulted in a net pre-tax loss of $3.5 million for the three months ended March 31, 2012.

The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized gains of $50.2 million for the three months ended March 31, 2012.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $10.7 million of pre-tax gains on these embedded derivatives for the three months ended March 31, 2012, was the result of spread tightening and rising treasury yields. For the three months ended March 31, 2012, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market losses that substantially offset the gains on these embedded derivatives.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax gains of $2.0 million for the three months ended March 31, 2012. The net gains were primarily the result of $2.0 million in unrealized gains during the three months ended March 31, 2012.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $2.2 million for the three months ended March 31, 2012.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax gains of $0.7 million for the three months ended March 31, 2012.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2012, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $1.9 billion, prior to tax and DAC offsets, as of March 31, 2012, and an overall net unrealized gain of $1.8 billion as of December 31, 2011.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2012, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$1,846,950	45.9%	$1,923,783	44.3%	$(76,833)	24.3%
>90 days but <= 180 days	264,102	6.6	282,628	6.5	(18,526)	5.9
>180 days but <= 270 days	539,980	13.4	561,549	12.9	(21,569)	6.8
>270 days but <= 1 year	75,573	1.9	83,832	1.9	(8,259)	2.6
>1 year but <= 2 years	179,771	4.5	201,683	4.6	(21,912)	6.9
>2 years but <= 3 years	127,669	3.2	142,755	3.3	(15,086)	4.8
>3 years but <= 4 years	398,549	9.9	451,461	10.4	(52,912)	16.8
>4 years but <= 5 years	196,148	4.9	236,511	5.4	(40,363)	12.8
>5 years	396,896	9.7	457,305	10.7	(60,409)	19.1
Total	$4,025,638	100.0%	$4,341,507	100.0%	$(315,869)	100.0%

The majority of the unrealized loss as of March 31, 2012 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2011. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of March 31, 2012, the Barclays Investment Grade Index was priced at 162.2 bps versus a 10 year average of 168.4 bps. Similarly, the Barclays High Yield Index was priced at 617.0 bps versus a 10 year average of 640.1 bps. As of March 31, 2012, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.039%, 2.211%, and 3.337%, as compared to 10 year averages of 3.087%, 3.866%, and 4.544%, respectively.

As of March 31, 2012, 40.3% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of March 31, 2012, there were estimated gross unrealized losses of $44.8 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of March 31, 2012, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

For the three months ended March 31, 2012, we recorded $18.8 million of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers or underlying collateral have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2012, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$681,409	16.9%	$719,897	16.6%	$(38,488)	12.2%
Other finance	26,217	0.7	27,584	0.6	(1,367)	0.4
Electric	206,068	5.1	227,789	5.2	(21,721)	6.9
Natural gas	184,181	4.6	206,433	4.8	(22,252)	7.0
Insurance	214,358	5.3	233,591	5.4	(19,233)	6.1
Energy	9,961	0.2	10,000	0.2	(39)	0.0
Communications	69,300	1.7	75,796	1.7	(6,496)	2.1
Basic industrial	101,495	2.5	106,144	2.4	(4,649)	1.5
Consumer noncyclical	32,118	0.8	32,927	0.8	(809)	0.3
Consumer cyclical	51,052	1.3	55,139	1.3	(4,087)	1.3
Finance companies	35,353	0.9	40,521	0.9	(5,168)	1.6
Capital goods	103,691	2.6	112,387	2.6	(8,696)	2.8
Transportation	64,512	1.6	66,793	1.5	(2,281)	0.7
Other industrial	11,211	0.3	14,626	0.3	(3,415)	1.1
Brokerage	75,594	1.9	79,506	1.8	(3,912)	1.2
Technology	45,554	1.1	46,920	1.1	(1,366)	0.4
Real estate	1,066	0.0	1,072	0.0	(6)	0.0
Other utility	20	0.0	44	0.0	(24)	0.0
Commercial mortgage-backed securities	35,439	0.9	35,771	0.8	(332)	0.1
Other asset-backed securities	705,931	17.5	803,520	18.5	(97,589)	30.9
Residential mortgage-backed non-agency securities	565,475	14.0	627,930	14.5	(62,455)	19.8
Residential mortgage-backed agency securities	150,511	3.7	152,966	3.5	(2,455)	0.8
U.S. government-related securities	605,267	15.2	614,129	14.3	(8,862)	2.7
Other government-related securities	49,855	1.2	50,022	1.2	(167)	0.1
States, municipals, and political divisions	—	0.0	—	0.0	—	0.0
Total	$4,025,638	100.0%	$4,341,507	100.0%	$(315,869)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	March 31, 2012	December 31, 2011

Banking	12.2%	28.2%
Other finance	0.4	0.6
Electric	6.9	6.0
Natural gas	7.0	1.6
Insurance	6.1	7.9
Energy	0.0	1.2
Communications	2.1	2.0
Basic industrial	1.5	2.0
Consumer noncyclical	0.3	0.1
Consumer cyclical	1.3	1.8
Finance companies	1.6	1.9
Capital goods	2.8	2.0
Transportation	0.7	0.0
Other industrial	1.1	0.6
Brokerage	1.2	3.0
Technology	0.4	0.7
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.1	0.9
Other asset-backed securities	30.9	20.3
Residential mortgage-backed non-agency securities	19.8	19.1
Residential mortgage-backed agency securities	0.8	0.1
U.S. government-related securities	2.7	0.0
Other government-related securities	0.1	0.0
States, municipals, and political divisions	0.0	0.0
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2012, varies, with 19.2% maturing in less than 5 years, 17.3% maturing between 5 and 10 years, and 63.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2012:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$2,155,656	53.5%	$2,244,945	51.7%	$(89,289)	28.3%
BBB	701,426	17.4	739,328	17.0	(37,902)	12.0
Investment grade	2,857,082	70.9	2,984,273	68.7	(127,191)	40.3
BB	314,828	7.8	361,098	8.3	(46,270)	14.6
B	154,580	3.8	168,453	3.9	(13,873)	4.4
CCC or lower	699,148	17.5	827,683	19.1	(128,535)	40.7
Below investment grade	1,168,556	29.1	1,357,234	31.3	(188,678)	59.7
Total	$4,025,638	100.0%	$4,341,507	100.0%	$(315,869)	100.0%

As of March 31, 2012, we held a total of 379 positions that were in an unrealized loss position. Included in that amount were 170 positions of below investment grade securities with a fair value of $1.2 billion. Total unrealized losses related to below investment grade securities were $188.7 million, of which $145.3 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 3.3% of invested assets.

As of March 31, 2012, securities in an unrealized loss position that were rated as below investment grade represented 29.1% of the total fair value and 59.7% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of March 31, 2012, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $190.7 million. A widening of credit spreads is estimated to account for unrealized losses of $401.5 million, with changes in treasury rates offsetting this loss by an estimated $210.8 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of March 31, 2012, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 2.63 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2012:

Weighted-Average
Non-agency RMBS portolio	Life

Prime	2.08
Alt-A	4.08

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2012:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$143,672	12.3%	$159,403	11.7%	$(15,731)	8.3%
>90 days but <= 180 days	66,983	5.7	77,878	5.7	(10,895)	5.8
>180 days but <= 270 days	88,268	7.6	98,779	7.3	(10,511)	5.6
>270 days but <= 1 year	32,566	28.0	38,823	2.9	(6,257)	3.3
>1 year but <= 2 years	113,206	9.7	128,681	9.5	(15,475)	8.2
>2 years but <= 3 years	123,906	10.6	138,985	10.2	(15,079)	8.0
>3 years but <= 4 years	243,604	20.8	281,403	20.7	(37,799)	20.0
>4 years but <= 5 years	169,387	14.5	206,423	15.2	(37,036)	19.6
>5 years	186,964	16.0	226,859	16.8	(39,895)	21.2
Total	$1,168,556	125.2%	$1,357,234	100.0%	$(188,678)	100.0%

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

Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2012, we had an outstanding balance of $221.6 million (at an average borrowing rate of 14 basis points) related to such borrowings. For the three months ended March 31, 2012, we had a maximum balance outstanding of $375.0 million related to these programs. The average daily balance was $297.9 million (at an average borrowing rate of 10 basis points) during the three months ended March 31, 2012.

We have a repurchase program, in which it may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2012, the fair value of securities pledged under the repurchase program was $245.6 million and the repurchase obligation of $221.6 million was included in other liabilities in the consolidated condensed balance sheets. As of December 31, 2011, we did not have a balance for its repurchase program.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $130.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of March 31, 2012. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2012.

Sources and Use of Cash

Our primary sources of funding are dividends from our operating subsidiaries; revenues from investments, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. The states in which our insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay us dividends. These restrictions are based in part on the prior year’s statutory income and/or surplus. Generally, these restrictions pose no short-term liquidity concerns. We plan to retain portions of the earnings of our insurance subsidiaries in those companies primarily to support their future growth.

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

We held $64.6 million of FHLB common stock as of March 31, 2012, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2012, we had $1.0 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2012, we reported approximately $635.2 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of March 31, 2012, $384.2 million of these ARS were AAA rated and the remaining $251.0 million were AA rated. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of March 31, 2012, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $58.4 million and $42.7 million was recorded as of March 31, 2012 and December 31, 2011, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of March 31, 2012, our total cash, cash equivalents, and invested assets were $35.4 billion. The life insurance subsidiaries were committed as of March 31, 2012, to fund mortgage loans in the amount of $185.7 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $177.4 million in cash and short-term investments as of March 31, 2012, and we held $70.6 million in cash available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Three Months Ended
	March 31,
	2012	2011
	(Dollars In Thousands)

Net cash provided by operating activities	$32,023	$110,292
Net cash (used in) provided by investing activities	(151,080)	31,379
Net cash provided by (used in) financing activities	27,112	(175,158)
Total	$(91,945)	$(33,487)

For The Three Months Ended March 31, 2012 as compared to The Three Months Ended March 31, 2011

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

Net cash provided by (used in) financing activities - Changes in cash from financing activities included a $221.6 million increase in our repurchase program borrowings as compared to 2011 and $0.9 million outflows of investment product and universal life net activity, as compared to $85.6 million of outflows in the prior year. Net activity related to credit facility repayment of borrowings equaled $40.0 million for the three months ended March 31, 2012, as compared to net repayment of borrowings of $17.0 million for the three months ended March 31, 2011. We repurchased $110.8 million of non-recourse funding obligations during the three months ended March 31, 2012, as compared to $35.7 million during 2011.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

As of March 31, 2012, our capital structure consisted of Senior Notes, Subordinated Debentures, and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. As of March 31, 2012, there was a $130.0 million outstanding balance under the Credit Facility at an interest rate of LIBOR plus 0.40%.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of March 31, 2012. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of March 31, 2012. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2012, 2011, and 2010. As a result of these purchases, as of March 31, 2012, securities related to $297.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $278.0 million of the non-recourse funding obligations were held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $560 million as of March 31, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, and subsequently amended and restated as of October 1, 2011.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2012 and was $505 million as of March 31, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement originally effective October 1, 2010, which was subsequently amended and restated as of July 1, 2011.

During the first quarter of 2012, we repurchased approximately 934,004 shares, at a total cost of approximately $26.0 million. Future repurchase activity under the program will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. As of the beginning of the year, the maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries was estimated to be $307.2 million.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2012, we ceded premiums to third party reinsurers amounting to $304.6 million. In addition, we had receivables from reinsurers amounting to $5.7 billion as of March 31, 2012. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of March 31, 2012:

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

As of March 31, 2012, we had policy liabilities and accruals of approximately $22.3 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.60%.

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

As of March 31, 2012, we carried a $25.9 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Debt(1)	$2,588,894	$91,346	$688,304	$144,900	$1,664,344
Non-recourse funding obligations(2)	428,533	3,265	6,529	6,529	412,210
Subordinated debt securities(3)	1,775,568	37,142	74,284	74,284	1,589,858
Stable value products(4)	2,891,704	928,319	1,163,762	777,874	21,749
Operating leases(5)	26,405	8,226	11,376	6,249	554
Home office lease(6)	76,304	702	75,602	—	—
Mortgage loan and investment commitments	194,517	194,517	—	—	—
Repurchase program borrowings	221,569	221,569	—	—	—
Policyholder obligations(7)	26,753,243	2,625,933	3,456,681	2,807,798	17,862,831
Total	$34,956,737	$4,111,019	$5,476,538	$3,817,634	$21,551,546

(1)	Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2)	Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(3)	Subordinated debt securities includes all principal amounts owed to our non-consolidated special purpose finance subsidiaries and interest payments due over the term of the obligations.
(4)	Anticipated stable value products cash flows including interest.
(5)	Includes all lease payments required under operating lease agreements.
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

Our funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as we may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. We may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%. During the three months ended March 31, 2012, we contributed $7.3 million to the defined benefit pension plan. We have not yet determined the total amount we will fund for the remainder of 2012, but we estimate that the amount will be between $5 million and $15 million (range includes contributions already made subsequent to March 31, 2012).

For a complete discussion of our benefit plans, additional information related to the funded status of our benefit plans, and our funding policy, please see Note 11, Employee Benefit Plans, of this report, as well as Note 14, Employee Benefit Plans, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of March 31, 2012, $886.1 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of March 31, 2012, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $25.8 million and $389.8 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of March 31, 2012, the Level 3 fair value of these liabilities was $137.2 million.

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

Of our $911.9 million, or 2.5%, of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $642.6 million were ABS. Of this amount, $610.5 million were student loan related ABS and $32.1 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$283.9
2003	114.0
2004	113.5
2005	8.2
2006	15.2
2007	107.8
Total	$642.6

The ABS was rated as follows: $515.2 million were AAA rated, $104.5 million were AA rated, and $22.9 million were A rated. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 15, Derivative Financial Instruments for additional information on our financial instruments.

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

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps, interest rate options, and interest rate swaptions. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

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

•                  Interest Rate Swaptions

•                  Volatility Futures

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As March 31, 2012, we had outstanding mortgage loan commitments of $185.7 million at an average rate of 5.56%.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards. Included below, is accounting pronouncement ASU No. 2010-26 that we adopted as of January 1, 2012.

ASU No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update was effective for us on January 1, 2012.  We retrospectively adopted this Update, which resulted in a reduction in our deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs deferred. For additional information on the effect this Update had on our statements, see Note 5, Deferred Policy Acquisition Costs and Value of Business Acquired.

RECENT DEVELOPMENTS

The NAIC approved regulatory changes in 2011 that impacted our insurance subsidiaries and their competitors in 2011 and will continue to do so in 2012. With regard to the amount of admitted deferred tax asset that an insurance company may report on its statutory financial statements, the NAIC implemented temporary rules that were first effective in 2009; these rules generally increased the amount of such asset during the three-year period ending December 31, 2011. During 2011, the NAIC issued Statement of Statutory Accounting Principles No. 101 - Income Taxes, which replaces this previous set of rules regarding an insurance company’s statutory accounting for income taxes, beginning in 2012. At this time, the Company believes that the amount of admitted deferred tax assets that it will report in its 2012 statutory financial statements will not be materially different from what it would have reported had the aforementioned, previous set of rules stayed in effect.

In 2011, the NAIC announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, and reinsurance. In addition, the NAIC has been studying the reserving for universal life policies with secondary guarantees (“ULSG”), as defined in Actuarial Guideline XXXVIII (“AG38”). In January 2012, a subgroup of the NAIC approved a Draft Bifurcated Approach to AG38 (“Draft Bifurcated Approach”) that proposes revisions to reserving for ULSG products, applicable to both existing business and new business. The Company cannot predict whether the Draft Bifurcated Approach will be adopted, nor what form the final Bifurcated Approach will take if it is adopted. The NAIC also continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. We cannot provide any estimate as to what impact these more focused inquires or proposed changes, if they occur, will have on our reserve and capital requirements.

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

Item 4.        Controls and Procedures

(a)           Disclosure controls and procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), except as otherwise noted below. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

The Company acquired United Investors Life Insurance Company (“United Investors”) and completed an unrelated reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence on these businesses before completing the acquisitions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative system and processes of these businesses were effective. As of March 31, 2012, the Company has integrated the United Investors block of business into its own control structure. As of March 31, 2012, management has reviewed the administrative systems and processes relating to the services being provided by third parties, including reliance on SSAE 16 procedures performed for the blocks of life and health business reinsured from Liberty Life. For the three months ended March 31, 2012, the Company recorded revenues and pre-tax income of $63.4 million and $11.8 million, respectively, as a result of the reinsurance transaction with Liberty Life.

(b)           Changes in internal control over financial reporting

During the three months ended March 31, 2012, the Company completed the conversion of administrative processing and integration into its internal controls over financial reporting for the United Investors block of business.

Other than the integration of the United Investors block of business, there have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition, or future results of operations.

The Company is highly regulated and subject to numerous legal restrictions and regulations.

The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial, market conduct, or other examinations or audits of the Company’s subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition or results of operations. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, and reinsurance. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve requirements, financial condition or results of operations.

A number of U.S. jurisdictions are auditing certain of the Company’s subsidiaries for compliance with unclaimed property laws. The New York Insurance Department has issued a letter requiring life insurers doing business in New York, which includes certain of the Company’s subsidiaries, to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where amounts under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. Life insurance industry associations and regulatory associations are also considering these matters. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (“Model Act”) and legislation is currently pending in several states that is substantially similar to the Model Act adopted by NCOIL. As proposed, the Model Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Model Act. The Company cannot predict whether such legislation will be proposed or enacted.

It is possible that the audits and related activity and/or the enactment of state laws similar to the Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including the Company, may be subject to claims concerning their business practices. Any resulting additional payments or costs could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

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

At the federal level, bills are routinely introduced in both chambers of the United States Congress (“Congress”) that could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.

The Company is subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (“the Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, and the imposition of additional regulation over credit rating agencies.

Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is systemically important. A non-bank financial company, such as the Company, that is designated as systemically important by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The Company is not able at this time to predict whether it will be designated by the FSOC as systemically important nor is it able to predict the impact of being supervised by the Federal Reserve Board were it to be so designated by the FSOC.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB.

In addition, Dodd-Frank includes a new framework of regulation of over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC by the Company. The new framework could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

Numerous provisions of Dodd-Frank require the adoption of implementing rules and/or regulations. The process of adopting such implementing rules and/or regulations have in some instances been delayed beyond the timeframes imposed by Dodd-Frank. Until the various final regulations are promulgated pursuant to Dodd-Frank, the full impact of the regulations on the Company will remain unclear. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with Dodd-Frank may impact the Company in many ways, including but not limited to the following: placing the Company at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for the Company to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, causing historical market behavior or statistics utilized by the Company in connection with its efforts to manage risk and exposure to no longer be predictive of future risk and exposure or otherwise have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act (“ERISA”). The Department of Labor is currently in the process of re-proposing a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor’s re-proposed rule may have on its operations.

Certain equity and debt securities policies, contracts, and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker dealers and investment advisors, including the Company’s affiliated broker dealers and investment advisors. These examinations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities. It is possible that any examination may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company may also be subject to regulation by governments of the countries in which it currently, or may in the future, do business, as well as regulation by the U.S. Government with respect to its operations in foreign countries, such as the Foreign Corrupt Practices Act.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a recently enacted statute in Alabama where over 50% of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

The Company cannot predict what form any future changes to laws and/or regulations affecting participants in the financial services sector and/or insurance industry, including the Company and its competitors or those entities with which it does business, may take, or what effect, if any, such changes may have.

The Company’s reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could affect the Company.

The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the assumed obligations. Therefore, the failure, insolvency, or inability or unwillingness to pay under the terms of the reinsurance agreement with the Company of one or more of the Company’s reinsurers could negatively impact the Company’s earnings and financial position.

The Company’s results and its ability to compete are affected by the availability and cost of reinsurance. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, a reinsurer may increase the rate it charges the Company for the reinsurance, including rates for new policies the Company is issuing and rates related to policies that the Company has already issued. The Company may not be able to increase the premium rates it charges for policies it has already issued, and for competitive reasons it may not be able to raise the premium rates it charges for new policies to offset the increase in rates charged by reinsurers. If the cost of reinsurance were to increase, if reinsurance were to become unavailable, if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

Recently, access to reinsurance has become more costly for the Company as well as the insurance industry in general. This could have a negative effect on the Company’s ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration of risk for insurers, including the Company. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms favorable to it could be adversely impacted.

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

The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company could be adversely impacted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer

The following table summarizes the Company’s repurchases of its common stock:

			Total Number	Approximate
			of Shares	Value of
			Purchased as	Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Program
	(Dollars In Thousands, Except Share Amounts)
January 1, 2012 through January 31, 2012		$—	—	$275,809
February 1, 2012 through February 29, 2012	499,326	$27.94	499,326	$261,858
March 1, 2012 through March 31, 2012	434,678	$27.67	434,678	$249,832
Total	934,004	$27.80	934,004	$249,832

Included in the list below is the share repurchase activity under the Company’s share repurchase program.

•                  On October 31, 2011, the Company’s Board of Directors authorized a new share repurchase program that replaced the remaining capacity under the previously authorized program. Under the October 2011 authorization, the Company may repurchase up to $300 million of shares.

•                  During the fourth quarter of 2011, the Company repurchased approximately 1,142,924 shares, at a total cost of approximately $24.2 million under the October 2011 authorization.

•                  During the first quarter of 2012, the Company repurchased approximately 934,004 shares, at a total cost of approximately $26.0 million.

The October 2011 authorization extends through December 31, 2014. Future repurchase activity will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

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

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended March 31, 2012, filed on May 9, 2012, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statement of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowners’ Equity, (v) the Consolidated Condensed Statement of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: May 9, 2012	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer