Form 10-Q
period 2012-06-30
PROTECTIVE LIFE CORP
filed 2012-08-08
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of Common Stock, $0.50 Par Value, outstanding as of July 24, 2012: 80,049,106

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2012

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011(2)	2012	2011(2)
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$711,429	$716,586	$1,407,734	$1,382,929
Reinsurance ceded	(344,673)	(364,248)	(649,231)	(696,056)
Net of reinsurance ceded	366,756	352,338	758,503	686,873
Net investment income	456,222	448,785	918,343	892,998
Realized investment gains (losses):
Derivative financial instruments	(48,268)	(34,993)	(78,177)	(47,679)
All other investments	65,593	58,917	101,319	63,389
Other-than-temporary impairment losses	(13,670)	(15,632)	(48,090)	(31,653)
Portion recognized in other comprehensive income (before taxes)	62	6,145	15,718	16,503
Net impairment losses recognized in earnings	(13,608)	(9,487)	(32,372)	(15,150)
Other income	81,480	87,224	192,740	159,433
Total revenues	908,175	902,784	1,860,356	1,739,864
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2012 - $306,172; 2011 - $357,165; six months: 2012 - $587,979; 2011 - $670,271)	568,522	551,553	1,158,151	1,087,922
Amortization of deferred policy acquisition costs and value of business acquired	67,188	65,718	124,024	130,944
Other operating expenses, net of reinsurance ceded: (three months: 2012 - $45,978; 2011 - $48,810; six months: 2012 - $92,609; 2011 - $94,070)	164,778	150,674	319,915	295,445
Total benefits and expenses	800,488	767,945	1,602,090	1,514,311
Income before income tax	107,687	134,839	258,266	225,553
Income tax expense	31,532	46,920	83,090	78,807
Net income	76,155	87,919	175,176	146,746
Less: Net income attributable to noncontrolling interests	—	296	—	245
Net income available to PLC’s common shareowners(1)	$76,155	$87,623	$175,176	$146,501

Net income available to PLC’s common shareowners - basic	$0.93	$1.01	$2.14	$1.69
Net income available to PLC’s common shareowners - diluted	$0.91	$1.00	$2.10	$1.67
Cash dividends paid per share	$0.18	$0.16	$0.34	$0.30

Average shares outstanding - basic	81,639,756	86,346,216	81,985,649	86,474,012
Average shares outstanding - diluted	83,243,703	87,653,731	83,583,025	87,736,449

(1) Protective Life Corporation (“PLC”)

(2)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011(1)	2012	2011(1)
	(Dollars In Thousands)
Net income	$76,155	$87,919	$175,176	$146,746
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2012 - $172,798; 2011 - $86,927; six months: 2012 - $178,106; 2011 - $105,370)	320,913	161,440	330,769	195,698
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2012 - $(886); 2011 - $(7,271); six months: 2012 - $(1,335); 2011 - $(10,325))	(1,647)	(13,508)	(2,480)	(19,186)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2012 - $1,391; 2011 - $(5,444); six months: 2012 - $2,962; 2011 - $(9,052))	2,583	(10,111)	5,500	(16,811)
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2012 - $(2,497); 2011 - $(1,777); six months: 2012 - $911; 2011 - $1,844)	(4,637)	(3,299)	1,693	3,425
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2012 - $362; 2011 - $238; six months: 2012 - $61; 2011 - $(123))	672	443	113	(228)
Change in postretirement benefits liability adjustment, net of income tax: (three months: 2012 - $(728); 2011 - $(451); six months: 2012 - $(1,456); 2011 - $(902))	(1,351)	(838)	(2,703)	(1,676)
Total other comprehensive income	316,533	134,127	332,892	161,222
Comprehensive income	392,688	222,046	508,068	307,968
Comprehensive income attributable to noncontrolling interests	—	(296)	—	(245)
Total comprehensive income attributable to Protective Life Corporation	$392,688	$221,750	$508,068	$307,723

(1)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2012 - $26,450,813; 2011 - $26,137,960)	$28,850,496	$27,983,446
Equity securities, at fair value (cost: 2012 - $355,460; 2011 - $345,874)	350,503	335,232
Mortgage loans (includes amounts related to securitizations of: 2012 - $805,575; 2011 - $858,139)	5,203,999	5,353,481
Investment real estate, net of accumulated depreciation (2012 - $1,247; 2011 - $1,547)	20,582	29,899
Policy loans	870,775	879,819
Other long-term investments	333,358	257,714
Short-term investments	89,495	101,489
Total investments	35,719,208	34,941,080
Cash	219,877	267,298
Accrued investment income	354,282	350,580
Accounts and premiums receivable, net of allowance for uncollectible amounts (2012 - $4,033; 2011 - $3,899)	111,362	84,754
Reinsurance receivables	5,716,333	5,645,471
Deferred policy acquisition costs and value of business acquired	3,208,319	3,248,041
Goodwill	110,110	111,659
Property and equipment, net of accumulated depreciation (2012 - $138,256; 2011 - $134,924)	48,307	48,578
Other assets	164,354	150,549
Income tax receivable	62,316	50,783
Assets related to separate accounts
Variable annuity	7,949,926	6,741,959
Variable universal life	530,630	502,617
Total assets	$54,195,024	$52,143,369
Liabilities
Policy liabilities and accruals	$22,467,333	$22,126,774
Stable value product account balances	2,676,312	2,769,510
Annuity account balances	10,774,666	10,946,848
Other policyholders’ funds	539,364	546,516
Other liabilities	1,157,689	1,065,451
Mortgage loan backed certificates	—	19,755
Deferred income taxes	1,430,027	1,260,629
Non-recourse funding obligations	297,000	407,800
Repurchase program borrowings	200,000	—
Debt	1,510,000	1,520,000
Subordinated debt securities	515,593	524,743
Liabilities related to separate accounts
Variable annuity	7,949,926	6,741,959
Variable universal life	530,630	502,617
Total liabilities	50,048,540	48,432,602
Commitments and contingencies - Note 9
Shareowners’ equity
Preferred Stock, $1 par value, shares authorized: 4,000,000; Issued: None	—	—
Common Stock, $.50 par value, shares authorized: 2012 and 2011 - 160,000,000; shares issued: 2012 and 2011 - 88,776,960	44,388	44,388
Additional paid-in-capital	603,045	598,106
Treasury stock, at cost (2012 - 8,730,702 shares; 2011 - 7,107,765 shares)	(157,412)	(107,740)
Retained earnings	2,338,877	2,191,319
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2012 -$765,903; 2011 - $589,132)	1,422,392	1,094,103
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2012 - $(15,466); 2011 - $(18,428))	(28,724)	(34,224)
Accumulated loss - derivatives, net of income tax: (2012 - $(3,139); 2011 - $(4,111))	(5,828)	(7,634)
Postretirement benefits liability adjustment, net of income tax: (2012 -$(37,426); 2011 - $(35,970))	(69,504)	(66,801)
Total Protective Life Corporation’s shareowners’ equity	4,147,234	3,711,517
Noncontrolling interest	(750)	(750)
Total equity	4,146,484	3,710,767
Total liabilities and shareowners’ equity	$54,195,024	$52,143,369

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

						Total
						Protective
					Accumulated	Life
		Additional			Other	Corporation’s	Non
	Common	Paid-In-	Treasury	Retained	Comprehensive	shareowners’	controlling	Total
	Stock	Capital	Stock	Earnings	Income (Loss)	equity	Interest	Equity
	(Dollars In Thousands)
Balance, December 31, 2011	$44,388	$598,106	$(107,740)	$2,191,319	$985,444	$3,711,517	$(750)	$3,710,767
Net income for the three months ended March 31, 2012				99,021		99,021	—	99,021
Other comprehensive income					16,359	16,359	—	16,359
Comprehensive income for the three months ended March 31, 2012						115,380	—	115,380
Cash dividends ($0.16 per share)				(13,073)		(13,073)	—	(13,073)
Repurchase of common stock			(25,977)			(25,977)	—	(25,977)
Stock-based compensation		(4,176)	2,139			(2,037)	—	(2,037)
Balance, March 31, 2012	$44,388	$593,930	$(131,578)	$2,277,267	$1,001,803	$3,785,810	$(750)	$3,785,060
Net income for the three months ended June 30, 2012				76,155		76,155	—	76,155
Other comprehensive income					316,533	316,533	—	316,533
Comprehensive income for the three months ended June 30, 2012						392,688	—	392,688
Cash dividends ($0.18 per share)				(14,545)		(14,545)	—	(14,545)
Repurchase of common stock			(26,775)			(26,775)	—	(26,775)
Stock-based compensation		9,115	941			10,056	—	10,056
Balance, June 30, 2012	$44,388	$603,045	$(157,412)	$2,338,877	$1,318,336	$4,147,234	$(750)	$4,146,484

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Six Months Ended
	June 30,
	2012	2011(1)
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$175,176	$146,746
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	9,230	(560)
Amortization of deferred policy acquisition costs and value of business acquired	124,024	130,944
Capitalization of deferred policy acquisition costs	(131,865)	(213,321)
Depreciation expense	4,527	4,478
Deferred income tax	(32,792)	51,091
Accrued income tax	(11,533)	5,646
Interest credited to universal life and investment products	485,550	490,348
Policy fees assessed on universal life and investment products	(379,426)	(343,102)
Change in reinsurance receivables	(70,862)	(112,485)
Change in accrued investment income and other receivables	4,801	(21,578)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	60,603	57,235
Trading securities:
Maturities and principal reductions of investments	151,362	172,470
Sale of investments	332,332	456,232
Cost of investments acquired	(470,663)	(498,105)
Other net change in trading securities	32,547	2,549
Change in other liabilities	(115,963)	(65,216)
Other income - surplus note repurchase	(35,456)	(30,667)
Other, net	20,119	22,130
Net cash provided by operating activities	151,711	254,835
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	629,778	935,399
Sale of investments, available-for-sale	1,178,337	1,746,847
Cost of investments acquired, available-for sale	(2,039,344)	(2,633,559)
Mortgage loans:
New lendings	(143,721)	(276,254)
Repayments	288,402	245,496
Change in investment real estate, net	8,892	369
Change in policy loans, net	9,044	12,252
Change in other long-term investments, net	(41,388)	(76,580)
Change in short-term investments, net	(30,497)	109,352
Net unsettled security transactions	59,803	187,885
Purchase of property and equipment	(3,667)	(6,927)
Payments for business acquisitions	—	(209,609)
Net cash (used in) provided by investing activities	(84,361)	34,671
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	342,500	10,000
Principal payments on line of credit arrangement and debt	(361,650)	(17,000)
Repayment of non-recourse funding obligations	(110,800)	(94,100)
Repurchase program borrowings	200,000	—
Dividends to shareowners	(27,618)	(25,714)
Repurchase of common stock	(52,752)	(24,893)
Investment product deposits and change in universal life deposits	1,711,087	2,101,553
Investment product withdrawals	(1,809,786)	(2,060,672)
Other financing activities, net	(5,752)	(23,895)
Net cash used in financing activities	(114,771)	(134,721)
Change in cash	(47,421)	154,785
Cash at beginning of period	267,298	264,425
Cash at end of period	$219,877	$419,210

(1)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The year-end consolidated condensed financial data was derived from audited financial statements, after the retrospective application of the matter discussed in Note 5, Deferred Acquisition Costs and Value of Business Acquired, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Form 8-K filed on May 14, 2012.

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

Reclassifications and Accounting Changes

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or shareowners’ equity. Current and prior period operating income results within the Annuities segment have been updated to reflect the revised definition of operating income (loss) as it relates to embedded derivatives on our variable annuity contracts and the related hedging activities. This change did not impact its comparable GAAP measure income before income tax. See Note 16, Operating Segments and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional information.

In January of 2012, the Company adopted ASU No. 2010-26 which changed certain previously reported items within the Company’s financial statements and accompanying notes. The changes affected previously reported amounts in the financial statements, Note 3, Significant Acquisitions, Note 5, Deferred Acquisition Costs and Value of Business Acquired, Note 12, Earnings Per Share, Note 13, Income Taxes, and Note 16, Operating Segments.

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

The incremental direct costs associated with successfully acquired insurance policies, are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products. Deferred acquisition costs (“DAC”) is subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

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

ASU No. 2011-03 — Transfers and Servicing - Reconsideration of Effective Control for Repurchase Agreements. This Update amends the assessment of effective control for repurchase agreements to remove 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to the criterion. The Board determined that these criterion should not be a determining factor of effective control. This Update was effective for the first interim or annual period beginning on or after December 15, 2011. For the Company, the Update was applied to all repurchase agreements beginning January 1, 2012. The Company has modified its policies and procedures to ensure compliance with the updated guidance. There was no impact to the Company’s results of operations or financial position as a result of this adoption.

ASU No. 2011-04 — Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update expanded requirements for disclosing information about fair value measurements. These changes were effective for interim and annual periods beginning after December 15, 2011. The Company has included the required additional disclosures in Note 14, Fair Value of Financial Instruments, and has modified its policies and processes to ensure compliance with the updated guidance.

ASU No. 2011-05 — Comprehensive Income — Presentation of Comprehensive Income. In this Update, a company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in 1) a single continuous statement of comprehensive income, or 2) in two separate but consecutive statements. In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company has implemented the two-statement report format outlined in ASU No. 2011-05 beginning in the first quarter of 2012. The amendments in this Update do not change the items that must be reported in other comprehensive income, or the timing of its subsequent reclassification to net income. This Update was effective January 1, 2012.

Commensurate with the effective date of ASU No. 2011-05, the requirement to present reclassifications from other comprehensive income on the face of the income statement, was deferred indefinitely by ASU No. 2011-12 — Comprehensive Income — Deferral of the Effective for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

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

ASU No. 2012-02 — Intangibles-Goodwill and Other — Testing Indefinite-Lived Intangible Assets for Impairment. This Update is intended to reduce the complexity and cost of performing an impairment test for indefinite-lived intangible assets by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment prior to the quantitative calculation required by current guidance. Under the amendments to Topic 350, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If an entity determines it is not more likely than not that impairment exists, quantitative impairment testing is not required. However, if an entity concludes otherwise, the impairment test outlined in current guidance is required to be completed. The Update does not change the current requirement that indefinite-lived intangible assets be reviewed for impairment at least annually.

This Update is effective January 1, 2013. The Company is currently assessing the impact of this Update on its accounting and reporting processes.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Form 8-K filed on May 14, 2012. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2012, except as noted above. See Note 5, Deferred Policy Acquisition Costs and Value of Business Acquired for additional information on the accounting policies.

3.             SIGNIFICANT ACQUISITIONS

On April 29, 2011, Protective Life Insurance Company (“PLICO”) closed a previously announced reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) under the terms of which PLICO reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by

PLICO in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with the closing, PLICO invested $40 million in a surplus note issued by Athene Life Re. The Company accounted for this transaction in a manner consistent with the purchase method of accounting as required by the Financial Accounting Standards Board (“FASB”) guidance under the ASC Business Combinations topic. This guidance requires that the total consideration paid be allocated to the assets acquired and liabilities assumed based on their fair values at the transaction date.

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transaction with Liberty Life was completed as of January 1, 2010:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Dollars In Thousands)
Revenue	$923,426	$1,822,693

Net income	$88,265	$147,538

EPS - basic	$1.02	$1.71

EPS - diluted	$1.01	$1.68

4.             INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Fixed maturities	$15,994	$30,196	$36,040	$35,491
Equity securities	148	70	148	9,170
Impairments on fixed maturity securities	(13,608)	(9,487)	(32,372)	(15,150)
Modco trading portfolio	56,063	33,603	74,162	27,954
Other investments	(6,612)	(4,952)	(9,031)	(9,226)
Total realized gains (losses) - investments	$51,985	$49,430	$68,947	$48,239

For the three and six months ended June 30, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $16.2 million and $39.4 million and gross realized losses were $13.6 million and $35.4 million, including $13.5 million and $32.2 million of impairment losses, respectively.

For the three and six months ended June 30, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $31.8 million and $46.4 million and gross realized losses were $10.8 million and $16.6 million, including $9.2 million and $14.8 million of impairment losses, respectively. The $9.2 million and $14.8 million excludes $0.3 million and $0.4 million of impairment losses in the trading portfolio, respectively.

For the three and six months ended June 30, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $411.8 million and $900.1 million, respectively. The gain realized on the sale of these securities was $16.2 million and $39.4 million, respectively. For the three and six months ended June 30, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.3 billion and $1.5 billion, respectively. The gain realized on the sale of these securities was $31.8 million and $46.4 million, respectively.

For the three and six months ended June 30, 2012, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $0.3 million and $17.5 million, respectively. The losses realized on the sale of these securities were $0.1 million and $3.2 million, respectively. For the three and six months ended June 30, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $142.9 million and

$162.9 million, respectively. The losses realized on the sale of these securities were $1.6 million and $1.8 million, respectively.

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. The chart shown below includes the Company’s non-sovereign fair value exposures in these countries as of June 30, 2012. As of June 30, 2012, the Company had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$320.9	$391.2	$712.1
Switzerland	124.0	205.2	329.2
France	99.2	86.8	186.0
Sweden	158.3	—	158.3
Netherlands	94.5	87.2	181.7
Spain	39.2	90.7	129.9
Belgium	—	89.6	89.6
Germany	25.7	58.5	84.2
Ireland	5.6	83.7	89.3
Luxembourg	—	56.9	56.9
Italy	—	41.6	41.6
Norway	—	14.1	14.1
Total securities	867.4	1,205.5	2,072.9
Derivatives:
Germany	17.0	—	17.0
Switzerland	0.2	—	0.2
Total derivatives	17.2	—	17.2
	$884.6	$1,205.5	$2,090.1

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of June 30, 2012 and December 31, 2011, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2012
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,089,458	$94,822	$(57,036)	$2,127,244	$(30,802)
Commercial mortgage-backed securities	710,487	36,657	(1,313)	745,831	—
Other asset-backed securities	1,008,490	6,817	(93,563)	921,744	(8,307)
U.S. government-related securities	1,240,975	77,755	—	1,318,730	—
Other government-related securities	101,521	6,792	(137)	108,176	—
States, municipals, and political subdivisions	1,158,705	237,455	(9)	1,396,151	—
Corporate bonds	17,117,558	2,212,443	(121,000)	19,209,001	(5,081)
	23,427,194	2,672,741	(273,058)	25,826,877	(44,190)
Equity securities	337,281	7,732	(12,689)	332,324	—
Short-term investments	46,093	—	—	46,093	—
	$23,810,568	$2,680,473	$(285,747)	$26,205,294	$(44,190)
2011
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,345,578	$82,594	$(86,042)	$2,342,130	$(47,806)
Commercial mortgage-backed securities	531,322	24,466	(4,229)	551,559	—
Other asset-backed securities	997,398	6,529	(90,898)	913,029	(6,559)
U.S. government-related securities	1,150,525	65,212	(58)	1,215,679	—
Other government-related securities	88,058	4,959	—	93,017	—
States, municipals, and political subdivisions	1,154,374	173,408	—	1,327,782	—
Corporate bonds	16,910,738	1,920,142	(250,595)	18,580,285	1,787
	23,177,993	2,277,310	(431,822)	25,023,481	(52,578)
Equity securities	328,833	5,993	(16,635)	318,191	(74)
Short-term investments	15,649	—	—	15,649	—
	$23,522,475	$2,283,303	$(448,457)	$25,357,321	$(52,652)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses column above.

As of June 30, 2012 and December 31, 2011, respectively, the Company had an additional $3.0 billion and $3.0 billion of fixed maturities, $18.2 million and $17.0 million of equity securities, and $43.4 million and $85.8 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of June 30, 2012, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$469,501	$474,255
Due after one year through five years	4,762,290	5,080,431
Due after five years through ten years	5,735,422	6,259,568
Due after ten years	12,459,981	14,012,623
	$23,427,194	$25,826,877

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

During the three and six months ended June 30, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $13.7 million and $48.1 million, respectively. Of the $13.7 million of impairments for the three months ended June 30, 2012, $13.6 million was recorded in earnings and $0.1 million was recorded in other comprehensive income (loss). Of the $48.1 million of impairments for the six months ended June 30, 2012, $32.4 million was recorded in earnings and $15.7 million was recorded in other comprehensive income (loss).

For the three and six months ended June 30, 2012, there was $13.7 million and $48.1 million of pre-tax other-than-temporary impairments related to debt securities, respectively, and an immaterial amount of impairments related to equity securities. For the three and six months ended June 30, 2012, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell.

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

The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Beginning balance	$88,352	$40,615	$69,719	$39,427
Additions for newly impaired securities	3,619	5,797	19,473	9,406
Additions for previously impaired securities	9,499	3,435	12,278	4,103
Reductions for previously impaired securities due to a change in expected cash flows	—	—	—	—
Reductions for previously impaired securities that were sold in the current period	—	—	—	(3,089)
Ending balance	$101,470	$49,847	$101,470	$49,847

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$212,108	$(13,512)	$360,891	$(43,524)	$572,999	$(57,036)
Commercial mortgage-backed securities	85,756	(1,313)	—	—	85,756	(1,313)
Other asset-backed securities	478,279	(41,230)	207,480	(52,333)	685,759	(93,563)
U.S. government-related securities	—	—	—	—	—	—
Other government-related securities	14,863	(137)	—	—	14,863	(137)
States, municipals, and political subdivisions	509	(9)	—	—	509	(9)
Corporate bonds	1,017,092	(47,334)	562,291	(73,666)	1,579,383	(121,000)
Equities	13,496	(7,779)	28,047	(4,910)	41,543	(12,689)
	$1,822,103	$(111,314)	$1,158,709	$(174,433)	$2,980,812	$(285,747)

The RMBS have a gross unrealized loss greater than twelve months of $43.5 million as of June 30, 2012. These losses are a result of continued weakness in the residential housing market which has reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $52.3 million as of June 30, 2012. This category predominately includes student-loan backed auction rate securities, the underlying collateral of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

The corporate bonds category has gross unrealized losses greater than twelve months of $73.7 million as of June 30, 2012. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

The equities category has a gross unrealized loss greater than twelve months of $4.9 million as of June 30, 2012. These losses primarily relate to fluctuations in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information including the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

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

The other asset-backed securities have a gross unrealized loss greater than twelve months of $58.8 million as of December 31, 2011. This category predominately includes student-loan backed auction rate securities, the underlying collateral of which is at least 97% guaranteed by the FFELP. These unrealized losses have occurred within the Company’s ARS portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

The corporate bonds category has gross unrealized losses greater than twelve months of $118.3 million as of December 31, 2011. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

The equities category has a gross unrealized loss greater than twelve months of $8.2 million as of December 31, 2011. These losses primarily relate to a widening in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information including the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

As of June 30, 2012, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the Company held $334.1 million of securities which were rated below investment grade. Approximately $414.7 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Fixed maturities	$340,781	$169,348	$360,227	$197,308
Equity securities	(1,411)	(3,372)	3,695	(3,788)

Securities Lending

In prior periods, the Company participated in securities lending, primarily as an enhancement to its investment yield. Securities that the Company held as investments were loaned to third parties for short periods of time. The Company required initial collateral, in the form of short-term investments, which equaled 102% of the market value of the loaned securities.

During the second quarter of 2011, the Company discontinued this program. Certain collateral assets, which the Company previously intended to ultimately dispose of and on which it recorded an other-than-temporary impairment of $1.3 million, were instead retained by the Company and are included in its fixed maturities as of June 30, 2012. The Company currently does not have any intent to sell these securities, and does not anticipate being required to sell them.

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

The chart shown below summarizes the effect of these adjustments on the Company’s balance sheet (only balances impacted by the Update are presented).

	As of December 31, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Assets:
Deferred policy acquisition costs and value of business acquired	$4,036,757	$3,248,041	$(788,716)

Total Assets	$52,932,085	$52,143,369	$(788,716)

Liabilities:
Deferred income taxes	$1,540,397	$1,260,629	$(279,768)

Total liabilities	$48,712,370	$48,432,602	$(279,768)

Equity:
Retained earnings	$2,719,492	$2,191,319	$(528,173)
Accumulated other comprehensive income (loss):
Net unrealized gain (losses) on investments, net of income tax	1,074,878	1,094,103	19,225

Total Equity	$4,219,715	$3,710,767	$(508,948)

Total liabilities and shareowners’ equity	$52,932,085	$52,143,369	$(788,716)

The chart shown below summarizes the effect of the adjustments on the Company’s income statement (only balances impacted by the Update are presented).

	For The Three Months Ended June 30, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Expenses:
Amortization of deferred policy acquisition costs and value of business acquired	$79,688	$65,718	$(13,970)
Other operating expenses	128,270	150,674	22,404
Total benefits and expenses	759,511	767,945	8,434

Income before income tax	143,273	134,839	(8,434)

Income tax (benefit) expense	49,909	46,920	(2,989)

Net income	$93,364	$87,919	$(5,445)
Less: Net loss attributable to noncontrolling interests	296	296	—
Net Income available to PLC’s common shareowners	$93,068	$87,623	$(5,445)

Net income available to PLC’s common shareowners - basic	$1.08	$1.01	$(0.07)
Net income available to PLC’s common shareowners - diluted	$1.06	$1.00	$(0.06)

	For The Six Months Ended June 30, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Expenses:
Amortization of deferred policy acquisition costs and value of business acquired	$154,051	$130,944	$(23,107)
Other operating expenses	250,523	295,445	44,922
Total benefits and expenses	1,492,496	1,514,311	21,815

Income before income tax	247,368	225,553	(21,815)

Income tax (benefit) expense	86,538	78,807	(7,731)

Net income	$160,830	$146,746	$(14,084)
Less: Net loss attributable to noncontrolling interests	245	245	—
Net Income available to PLC’s common shareowners	$160,585	$146,501	$(14,084)

Net income available to PLC’s common shareowners - basic	$1.86	$1.69	$(0.17)
Net income available to PLC’s common shareowners - diluted	$1.83	$1.67	$(0.16)

The chart shown below summarizes the effect of the adjustments on the Company’s cash flow statement (only balances impacted by the Update are presented).

	For The Six Months Ended June 30, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$160,830	$146,746	$(14,084)
Amortization of deferred policy acquisition costs and value of business acquired	154,051	130,944	(23,107)
Capitalization of deferred policy acquisition costs	(252,788)	(213,321)	39,467
Deferred income tax	56,911	51,091	(5,820)
Other, net	18,586	22,130	3,544
Change to net cash (used in) provided by operating activities	$137,590	$137,590	$—

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	As of
	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$2,219,901	$2,124,329
Capitalization of commissions, sales, and issue expenses	138,433	370,830
Amortization	(98,412)	(215,600)
Change in unrealized investment gains and losses	(25,817)	(59,658)
Balance, end of period	$2,234,105	$2,219,901

Value of business acquired

The balances and changes in VOBA are as follows:

	As of
	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$1,028,140	$968,253
Acquisitions	—	137,418
Amortization	(32,177)	(66,163)
Change in unrealized gains and losses	(21,749)	(21,907)
Other	—	10,539
Balance, end of period	$974,214	$1,028,140

6.             GOODWILL

During the six months ended June 30, 2012, the Company decreased its goodwill balance by approximately $1.5 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2012 on the portion of tax goodwill in excess of GAAP basis goodwill. As of June 30, 2012, the Company had an aggregate goodwill balance of $110.1 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. During the six months ended June 30, 2012, no events occurred which indicate an impairment was required or which would invalidate the previous results of the Company’s impairment assessment.

7.             DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

Debt and subordinated debt securities are summarized as follows:

	As of
	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$160,000	$170,000
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000
Total Debt	$1,510,000	$1,520,000
Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$—	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	—	118,557
6.125% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
6.25% Subordinated Debentures (2012) due 2042, callable 2017	287,500	—
7.25% Capital Securities (2006), due 2066, callable 2011	125,000	200,000
Total subordinated debt securities	$515,593	$524,743

Under a revolving line of credit arrangement that was in effect as of June 30, 2012 (the “Credit Facility”), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that the Company was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. There was an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of June 30, 2012. The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2012.

Subsequent to the current period, on July 17, 2012 the Company replaced the Credit Facility with a new credit facility (“2012 Credit Facility”). Under the 2012 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million.  The Company has the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of the Company’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017.

The Company has a repurchase program in which it may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2012, the fair value of securities pledged under the repurchase program was $222.0 million and the repurchase obligation of $200.0 million was included in the Company’s consolidated condensed balance sheets. As of December 31, 2011, the Company did not have a balance for its repurchase program.

During 2012, the Company issued $287.5 million of its Subordinated Debentures due in 2042.  These Subordinated Debentures were offered and sold pursuant to the Company’s shelf registration statement on Form S-3.  The Company used the net proceeds from the offering to call $103.1 million of Subordinated Debentures due 2031, $118.6 million of Subordinated Debentures due in 2032 and $75.0 million of Capital Securities due in 2066 at par value.  The transaction resulted in an expense of $7.2 million related the write off of deferred issue costs associated with the called Debentures.

Non-Recourse Funding Obligations

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of June 30, 2012. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of the Company’s affiliates own a portion of these securities. As of June 30, 2012, securities related to $297.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $278.0 million of the non-recourse funding obligations were held by affiliates.

Non-recourse funding obligations outstanding as of June 30, 2012, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$297,000	2052	1.17%

During the six months ended June 30, 2012, the Company repurchased $110.8 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $35.5 million pre-tax gain for the Company. During the six months ended June 30, 2011, the Company repurchased $94.1 million of its outstanding non-recourse funding obligations, at a discount, which resulted in a $30.7 million pre-tax gain.

8.             MORTGAGE LOANS

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2012, the Company’s mortgage loan holdings were approximately $5.2 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

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

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $43.6 million would become due for the remainder of 2012, $1.4 billion in 2013 through 2017, $792.2 million in 2018 through 2022, and $270.0 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2012 and December 31, 2011, approximately $860.4 million and $876.8 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

As of June 30, 2012, approximately $44.1 million, or 0.12%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of June 30, 2012, $34.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the six month period ending June 30, 2012. In addition, the Company foreclosed on certain nonperforming loans and converted them to $2.2 million of real estate properties during the six months ended June 30, 2012.

As of June 30, 2012, $7.0 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the six months ending June 30, 2012. In addition, the Company foreclosed on certain nonperforming loans and converted them to $0.5 million of real estate properties during the six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, the Company had an allowance for mortgage loan credit losses of $8.8 million and $6.5 million, respectively. Due to the Company’s loss experience, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Beginning balance	$6,475	$11,650
Charge offs	(2,486)	(16,278)
Recoveries	(122)	(2,471)
Provision	4,883	13,574
Ending balance	$8,750	$6,475

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of June 30, 2012:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$22,061	$30,138	$11,315	$63,514
Number of delinquent commercial mortgage loans	6	4	4	14

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of June 30, 2012 and December 31, 2011:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2012
Commercial mortgage loans:
With no related allowance recorded	$47,986	$50,314	$—	$5,332	$81	$699
With an allowance recorded	26,134	26,135	8,750	6,534	202	283
2011
Commercial mortgage loans:
With no related allowance recorded	$7,917	$10,926	$—	$1,979	$34	$34
With an allowance recorded	15,521	15,521	6,475	5,174	117	181

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

In the IRS audit that concluded during this quarter, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS’ Appeals Division. Although it cannot be certain, the Company believes that the Appeals process will conclude within the next 12 months. If the IRS prevails on every issue that it identified in this audit, and the Company does not litigate these issues, then the Company will make an income tax payment of approximately $26.6 million. However, this payment, if it was to occur, would not materially impact the Company or its effective tax rate.

10.                               STOCK-BASED COMPENSATION

During the six months ended June 30, 2012, 306,100 performance shares with an estimated fair value of $8.6 million were awarded. The criteria for payment of the 2012 performance awards is based primarily on the Company’s average operating return on average equity (“ROE”) over a three-year period. If the Company’s ROE is below 10.0%, no award is earned. If the Company’s ROE is at or above 11.2%, the award maximum is earned. Awards are paid in shares of the Company’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. The Company issued 180,050 restricted stock units for the six months ended June 30, 2012. These awards had a total fair value at grant date of $5.1 million. Approximately half of these restricted stock units vest in 2015, and the remainder vest in 2016. These awards have been recorded as equity-classified awards for the period ended June 30, 2012.

During the first quarter of 2012, the Company changed its intention to pay certain of its previously issued restricted stock units and performance share awards in cash. For that period, those portions of the awards were recorded as liability-classified awards and resulted in a reclassification of $3.6 million from additional paid-in-capital to other liabilities. During the second quarter of 2012, upon approval by the Company’s shareholders to pay the aforementioned restricted stock units and performance share awards in the form of stock, the Company reclassified these awards to equity-classified awards. As of June 30, 2012, the $3.6 million was transferred back to additional paid-in-capital. These changes had an immaterial impact to current year net income.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2011	$22.27	2,274,229
SARs granted	—	—
SARs exercised / forfeited / expired	24.50	541,238
Balance as of June 30, 2012	$21.58	1,732,991

There were no SARs issued for the six months ended June 30, 2012. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR.

11.                               EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,561	$2,194	$5,122	$4,388
Interest cost on projected benefit obligation	2,604	2,508	5,208	5,016
Expected return on plan assets	(2,673)	(2,512)	(5,346)	(5,024)
Amortization of prior service cost	(95)	(98)	(190)	(196)
Amortization of actuarial losses	2,175	1,388	4,350	2,776
Total benefit cost	$4,572	$3,480	$9,144	$6,960

During the six months ended June 30, 2012, the Company contributed $7.3 million to its defined benefit pension plan for the 2011 plan year and $3.3 million for the 2012 plan year. In addition, during July of 2012, the Company contributed $3.3 million to the defined benefit pension plan for the 2012 plan year. The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 could impact the Company’s defined benefit plan contributions. The Company is evaluating the impact this change will have on future contributions.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the six months ended June 30, 2012, was immaterial to the Company’s financial statements.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC’s common shareowners	$76,155	$87,623	$175,176	$146,501

Average shares issued and outstanding	80,731,368	85,434,462	81,090,440	85,556,430
Issuable under various deferred compensation plans	908,388	911,754	895,209	917,582
Weighted shares outstanding - basic	81,639,756	86,346,216	81,985,649	86,474,012

Per share:
Net income available to PLC’s common shareowners - basic	$0.93	$1.01	$2.14	$1.69

Calculation of diluted earnings per share:
Net income available to PLC’s common shareowners	$76,155	$87,623	$175,176	$146,501

Weighted shares outstanding - basic	81,639,756	86,346,216	81,985,649	86,474,012
Stock appreciation rights (“SARs”)(1)	458,245	495,197	457,880	497,313
Issuable under various other stock-based compensation plans	591,966	96,829	513,674	118,762
Restricted stock units	553,736	715,489	625,822	646,362
Weighted shares outstanding - diluted	83,243,703	87,653,731	83,583,025	87,736,449

Per share:
Net income available to PLC’s common shareowners - diluted	$0.91	$1.00	$2.10	$1.67

(1) Excludes 661,645 and 1,446,130 SARs as of June 30, 2012 and 2011, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding for applicable periods.

13.                               INCOME TAXES

There was a $1.0 million increase in the balance of unrecognized tax benefits, where such benefits impacted earnings, for the six months ended June 30, 2012. The total amount of unrecognized tax benefits at June 30, 2012 and December 31, 2011that would, if recognized, affect the effective tax rate were $3.9 million and $2.9 million, respectively. During the six months ended June 30, 2012, there was a $27.1 million increase in total unrecognized tax benefits, of which $8.6 million occurred in the three months ended June 30, 2012. This increase related to items for which the ultimate deductibility is highly certain but for which there is uncertainty about the year in which such items should be deducted. Other than interest or penalties, a disallowance of the shorter deductibility period would not affect the effective tax rate. However, such disallowance would accelerate the payment date of cash to the taxing authority.

In the IRS audit that concluded during the quarter, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS’ Appeals Division. Although it cannot be certain, the Company believes that the Appeals process may conclude within the next 12 months. If the IRS prevails at Appeals, and the Company does not litigate these issues, then an acceleration of tax payments will occur. However, if these payments were to occur, they would not materially impact the Company or its effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$4,840	$13,181
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	27,120	106
Reductions of tax positions of prior years:
Changes in judgment	—	(8,447)
Settlements during the period	—	—
Lapses of applicable statute of limitations	—	—
Balance, end of period	$31,960	$4,840

The Company believes that it is possible that in the next 12 months approximately $17.1 million of these unrecognized tax benefits will be reduced due to the expected closure of the Appeals process. This reduction could occur because of the Company’s successful negotiation of certain issues at Appeals, coupled with its unsuccessful negotiations on other issues. This possible scenario includes an assumption that the Company would pay the IRS-asserted deficiencies on issues that it loses at Appeals, rather than litigating such issues.

During 2011, there was an $8.4 million reduction in the amount of unrecognized tax benefits due to a change in the Company’s judgment regarding the probability of realizing such unrecognized tax benefits. This was caused by new technical guidance and other developments which caused the Company to conclude that the full amount of the associated tax benefits was more than 50 percent likely to be realized. These issues were almost entirely related to timing issues. Therefore, aside from the cost of interest, this reduction did not cause a decrease in the Company’s effective tax rate.

In general, the Company is not subject to adjustments to its current tax expense by any taxing authority for any tax year prior to 2003.

The Company used its estimate of its annual 2012 and 2011 income in computing its effective income tax rates for the three and six months ended June 30, 2012 and 2011. The effective tax rate for the three and six months ended June 30, 2012 was 29.3% and 32.2%, respectively, and 34.8% and 34.9% for the three and six months ended June 30, 2011, respectively. During the quarter, as a result of the IRS audit, the Company changed its estimate regarding an issue whose tax effect has affected, and will continue to affect, the Company’s effective tax rate. This change in estimate contributed $3.0 million to a $4.6 million benefit that was part of the Company’s second quarter 2012 income tax provision in its Statements of Income. The remainder of this benefit related to a change in estimate regarding accrued interest on uncertain tax benefits. Without this benefit, this quarter’s effective tax rate would have been 33.6% and this year’s six-month period’s effective tax rate would have been 34.0%.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2012.

In the first quarter of 2012, the Company retrospectively adopted ASU No. 2010-26. The Company’s retrospective adoption of this Update resulted in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs the Company defers. The retrospective adoption of this Update reduced the opening balance of the Company’s shareowners’ equity, the deferred acquisition costs asset balance, and the deferred income tax liability balance as of the adoption date. The Company had an adjustment of approximately $279.8 million to its deferred income tax liability balance and a $7.7 million adjustment to the Company’s income tax expense.

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

In the first quarter of 2012, the Company adopted ASU No. 2011-04 — Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update resulted in modification of certain disclosures regarding fair value measurements, but did not result in a material change to the Company’s fair value methodology or measurements and had no impact to the Company’s financial position or results of operations.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,127,240	$4	$2,127,244
Commercial mortgage-backed securities	—	745,831	—	745,831
Other asset-backed securities	—	337,103	584,641	921,744
U.S. government-related securities	784,615	534,115	—	1,318,730
States, municipals, and political subdivisions	—	1,391,811	4,340	1,396,151
Other government-related securities	—	88,156	20,020	108,176
Corporate bonds	204	19,036,616	172,181	19,209,001
Total fixed maturity securities - available-for-sale	784,819	24,260,872	781,186	25,826,877

Fixed maturity securities - trading
Residential mortgage-backed securities	—	374,068	—	374,068
Commercial mortgage-backed securities	—	192,125	—	192,125
Other asset-backed securities	—	69,543	65,059	134,602
U.S. government-related securities	310,197	252	—	310,449
States, municipals, and political subdivisions	—	259,486	—	259,486
Other government-related securities	—	58,125	—	58,125
Corporate bonds	—	1,694,650	114	1,694,764
Total fixed maturity securities - trading	310,197	2,648,249	65,173	3,023,619
Total fixed maturity securities	1,095,016	26,909,121	846,359	28,850,496
Equity securities	254,922	21,930	73,651	350,503
Other long-term investments (1)	23,615	56,744	18,415	98,774
Short-term investments	89,495	—	—	89,495
Total investments	1,463,048	26,987,795	938,425	29,389,268
Cash	219,877	—	—	219,877
Other assets	7,659	—	—	7,659
Assets related to separate accounts
Variable annuity	7,949,926	—	—	7,949,926
Variable universal life	530,630	—	—	530,630
Total assets measured at fair value on a recurring basis	$10,171,140	$26,987,795	$938,425	$38,097,360

Liabilities:
Annuity account balances (2)	$—	$—	$134,597	$134,597
Other liabilities (1)	17,424	15,817	516,587	549,828
Total liabilities measured at fair value on a recurring basis	$17,424	$15,817	$651,184	$684,425

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2012.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2012, the Company held $3.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of June 30, 2012, the Company held $649.7 million of Level 3 ABS, which included $65.1 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.1%
Par value	$669.8 million
Weighted-average life	12.0 years

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of June 30, 2012, the Company classified approximately $23.1 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

The brokers and third party pricing service utilize valuation models that consist of a hybrid income and market approach to valuation. The pricing models utilize the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.

As of June 30, 2012, the Company classified approximately $196.7 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	66.7%
Weighted-average yield	4.4%
Weighted-average coupon	5.4%
Par value	$265.5 million
Weighted-average stated maturity	6.1 years

Equities

As of June 30, 2012, the Company held approximately $95.6 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 15, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2012, 96.2% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. The fair value of the embedded derivative is the difference between the policy liabilities (net of policy loans) of $2.7 billion and the fair value of the trading securities of $3.1 billion. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

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

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for June 30, 2012, ranged from a one month rate of 0.96%, a 5 year rate of 2.75%, and a 30 year rate of 4.44%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	June 30, 2012	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$584,641	Discounted cash flow	Liquidity premium	0.55% - 1.67% (1.15%)
			Paydown rate	7.22% - 12.46% (9.52%)
Other government-related securities	20,020	Discounted cash flow	Spread over treasury	0.05%
Corporate bonds	107,254	Discounted cash flow	Spread over treasury	0.20% - 4.35% (0.92%)
Liabilities:
Embedded derivatives - GMWB(1)	$182,262	Actuarial cash flow model	Mortality	58% of 1994 GMDB table
			Lapse	0% - 16%, depending on product/duration/fundedness of guarantee
			Utilization	92% - 100%
			Nonperformance risk	0.71% - 1.93%
Annuity account balances(2)	134,597	Actuarial cash flow model	Asset earned rate	5.89%
			Expenses	$78 - $93 per policy
			Withdrawal rate	2.20%
			Mortality	65% of 1994 GMDB table
			Lapse	2.2% - 55.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.71% - 1.93%

(1) The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.

(2) Represents liabilities related to equity indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company which resulted in $70.3 million of financial instruments being classified as Level 3 as of June 30, 2012. Of the $70.3 million, $65.1 million are other asset backed securities and $5.2 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2012, the Company held $137.8 million of financial instruments where book value approximates fair value.  Of the $137.8 million, $68.5 million represents equity securities, which are predominantly FHLB stock, and $65.0 million of corporate bonds and $4.3 million of other fixed maturity securities. The $65.0 million of corporate bonds consists of a $40 million surplus note that PLICO acquired as part of the reinsurance transaction with Liberty Life and $25.0 million of other corporate bonds.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	587,613	—	4,026	—	(6,969)	—	—	—	—	—	(29)	584,641	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,344	—	—	—	—	—	(4)	—	—	—	—	4,340	—
Other government-related securities	20,006	—	18	—	—	—	—	—	—	—	(4)	20,020	—
Corporate bonds	137,976	—	1,666	—	(683)	—	(1,956)	—	—	35,058	120	172,181	—
Total fixed maturity securities - available-for-sale	749,943	—	5,710	—	(7,652)	—	(1,960)	—	—	35,058	87	781,186	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	54,961	32	—	(588)	—	13,342	(3,266)	—	—	—	578	65,059	(555)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1	—	—	—	—	—	—	—	—	113	—	114	—
Total fixed maturity securities - trading	54,962	32	—	(588)	—	13,342	(3,266)	—	—	113	578	65,173	(555)
Total fixed maturity securities	804,905	32	5,710	(588)	(7,652)	13,342	(5,226)	—	—	35,171	665	846,359	(555)
Equity securities	81,224	—	25	—	(948)	—	—	—	—	—	(6,650)	73,651	—
Other long-term investments (1)	25,776	—	—	(7,361)	—	—	—	—	—	—	—	18,415	(7,361)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	911,905	32	5,735	(7,949)	(8,600)	13,342	(5,226)	—	—	35,171	(5,985)	938,425	(7,916)
Total assets measured at fair value on a recurring basis	$911,905	$32	$5,735	$(7,949)	$(8,600)	$13,342	$(5,226)	$—	$—	$35,171	$(5,985)	$938,425	$(7,916)

Liabilities:
Annuity account balances (2)	$137,238	$—	$—	$1,143	$—	$—	$—	$103	$3,887	$—	$—	$134,597	$—
Other liabilities (1)	389,812	8,748	—	135,523	—	—	—	—	—	—	—	516,587	(126,775)
Total liabilities measured at fair value on a recurring basis	$527,050	$8,748	$—	$136,666	$—	$—	$—	$103	$3,887	$—	$—	$651,184	$(126,775)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the three months ended June 30, 2012, $35.2 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2012. All transfers are recognized as of the end of the period.

For the three months ended June 30, 2012, there were no transfers out of Level 3.

For the three months ended June 30, 2012, there were no transfers from Level 2 to Level 1.

For the three months ended June 30, 2012, there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$19	$—	$—	$—	$—	$—	$(12)	$—	$—	$—	$—	$7	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	639,407	1,786	1,751	(2,133)	(3,050)	109,148	(109,148)	—	—	—	(15)	637,746	—
U.S. government-related securities	15,084	—	—	—	(87)	—	—	—	—	—	3	15,000	—
States, municipals, and political subdivisions	78	—	—	—	—	—	(4)	—	—	—	—	74	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	64,907	—	1,471	—	(287)	40,000	(764)	—	—	12,698	—	118,025	—
Total fixed maturity securities - available-for-sale	719,495	1,786	3,222	(2,133)	(3,424)	149,148	(109,928)	—	—	12,698	(12)	770,852	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	41,713	329	—	(457)	—	3,792	(5,060)	—	—	—	776	41,093	(128)
U.S. government-related securities	3,384	130	—	—	—	—	—	—	—	—	(2)	3,512	130
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—	—	42,041	—	42,041	374
Total fixed maturity securities - trading	45,097	459	—	(457)	—	3,792	(5,060)	—	—	42,041	774	86,646	376
Total fixed maturity securities	764,592	2,245	3,222	(2,590)	(3,424)	152,940	(114,988)	—	—	54,739	762	857,498	376
Equity securities	79,544	49	—	—	(745)	1,962	(49)	—	—	21	—	80,782	—
Other long-term investments (1)	26,072	1,781	—	(322)	—	—	—	—	—	—	—	27,531	1,459
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	870,208	4,075	3,222	(2,912)	(4,169)	154,902	(115,037)	—	—	54,760	762	965,811	1,835
Total assets measured at fair value on a recurring basis	$870,208	$4,075	$3,222	$(2,912)	$(4,169)	$154,902	$(115,037)	$—	$—	$54,760	$762	$965,811	$1,835

Liabilities:
Annuity account balances (2)	$143,020	$—	$—	$2,104	$—	$—	$—	$135	$2,789	$—	$—	$142,470	$—
Other liabilities (1)	178,386	960	—	38,101	—	—	1,868	—	—	—	—	213,659	(37,141)
Total liabilities measured at fair value on a recurring basis	$321,406	$960	$—	$40,205	$—	$—	$1,868	$135	$2,789	$—	$—	$356,129	$(37,141)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	614,813	294	4,519	—	(20,898)	—	(13,850)	—	—	—	(237)	584,641	—
U.S. government-related securities	15,000	—	—	—	(1)	—	(15,000)	—	—	—	1	—	—
States, municipals, and political subdivisions	69	—	—	—	—	4,275	(4)	—	—	—	—	4,340	—
Other government-related securities	—	—	18	—	(16)	20,023	—	—	—	—	(5)	20,020	—
Corporate bonds	119,601	—	1,849	—	(1,910)	4	(2,095)	—	—	54,612	120	172,181	—
Total fixed maturity securities - available-for-sale	749,490	294	6,386	—	(22,825)	24,302	(30,952)	—	—	54,612	(121)	781,186	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	28,343	478	—	(757)	—	41,047	(5,074)	—	—	—	1,022	65,059	(278)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	1	—	—	—	113	—	114	—
Total fixed maturity securities - trading	28,343	478	—	(757)	—	41,048	(5,074)	—	—	113	1,022	65,173	(278)
Total fixed maturity securities	777,833	772	6,386	(757)	(22,825)	65,350	(36,026)	—	—	54,725	901	846,359	(278)
Equity securities	80,586	—	660	—	(949)	4	—	—	—	1	(6,650)	73,652	—
Other long-term investments (1)	12,703	13,073	—	(7,361)	—	—	—	—	—	—	—	18,415	5,712
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	871,122	13,845	7,046	(8,118)	(23,774)	65,354	(36,026)	—	—	54,726	(5,749)	938,426	5,434
Total assets measured at fair value on a recurring basis	$871,122	$13,845	$7,046	$(8,118)	$(23,774)	$65,354	$(36,026)	$—	$—	$54,726	$(5,749)	$938,426	$5,434

Liabilities:
Annuity account balances (2)	$136,462	$—	$—	$4,217	$—	$—	$—	$428	$6,510	$—	$—	$134,597	$—
Other liabilities (1)	437,613	56,549	—	135,523	—	—	—	—	—	—	—	516,587	(78,974)
Total liabilities measured at fair value on a recurring basis	$574,075	$56,549	$—	$139,740	$—	$—	$—	$428	$6,510	$—	$—	$651,184	$(78,974)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the six months ended June 30, 2012, $54.7 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2012. All transfers are recognized as of the end of the period.

For the six months ended June 30, 2012, there were no transfers out of Level 3.

For the six months ended June 30, 2012, there were no transfers from Level 2 to Level 1.

For the six months ended June 30, 2012, there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$(12)	$—	$—	$(9)	$—	$7	$—
Commercial mortgage-backed securities	19,901	—	147	—	—	—	(102)	—	—	(19,946)	—	—	—
Other asset-backed securities	641,129	1,786	2,158	(2,133)	(5,146)	118,598	(118,598)	—	—	—	(48)	637,746	—
U.S. government-related securities	15,109	—	—	—	(115)	—	—	—	—	—	6	15,000	—
States, municipals, and political subdivisions	78	—	—	—	—	—	(4)	—	—	—	—	74	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	65,032	—	1,485	—	(956)	40,000	(2,121)	—	—	14,585	—	118,025	—
Total fixed maturity securities - available-for-sale	741,269	1,786	3,802	(2,137)	(6,217)	158,598	(120,837)	—	—	(5,370)	(42)	770,852	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	1,152	—	(1,313)	—	3,792	(23,952)	—	—	—	1,489	41,093	71
U.S. government-related securities	3,442	130	—	(56)	—	—	—	—	—	—	(4)	3,512	74
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—	—	42,041	—	42,041	374
Total fixed maturity securities - trading	63,367	1,282	—	(1,369)	—	3,792	(23,952)	—	—	42,041	1,485	86,646	519
Total fixed maturity securities	804,636	3,068	3,802	(3,506)	(6,217)	162,390	(144,789)	—	—	36,671	1,443	857,498	519
Equity securities	77,098	49	445	—	(744)	3,962	(49)	—	—	21	—	80,782	—
Other long-term investments (1)	25,065	3,195	—	(729)	—	—	—	—	—	—	—	27,531	2,466
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	906,799	6,312	4,247	(4,235)	(6,961)	166,352	(144,838)	—	—	36,692	1,443	965,811	2,985
Total assets measured at fair value on a recurring basis	$906,799	$6,312	$4,247	$(4,235)	$(6,961)	$166,352	$(144,838)	$—	$—	$36,692	$1,443	$965,811	$2,985

Liabilities:
Annuity account balances (2)	$143,264	$—	$—	$4,235	$—	$—	$—	$314	$5,343	$—	$—	$142,470	$—
Other liabilities (1)	190,529	20,308	—	45,306	—	—	1,868	—	—	—	—	213,659	(24,998)
Total liabilities measured at fair value on a recurring basis	$333,793	$20,308	$—	$49,541	$—	$—	$1,868	$314	$5,343	$—	$—	$356,129	$(24,998)

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2012		December 31, 2011
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,203,999	$6,116,756	$5,353,481	$6,251,902
Policy loans	3	870,775	870,775	879,819	879,819

Liabilities:
Stable value product account balances	3	$2,676,312	$2,716,435	$2,769,510	$2,855,614
Annuity account balances	3	10,774,666	10,467,208	10,946,848	10,767,892
Mortgage loan backed certificates	3	—	—	19,755	19,893

Debt:
Bank borrowings	3	$160,000	$160,000	$170,000	$170,000
Senior Notes	2	1,350,000	1,528,982	1,350,000	1,494,346
Subordinated debt securities	2	515,593	525,938	524,743	525,483
Non-recourse funding obligations	3	297,000	182,210	407,800	217,529

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

Non-recourse funding obligations

As of June 30, 2012, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

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

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

•                  Interest Rate Swaptions

•                  Volatility Futures

The Company has in certain periods, sold credit protection under single name credit default swaps and credit default swap indices for which it receives a premium to insure credit risk. Such credit derivatives are a part of the Company’s program to mitigate risks related to certain minimum guaranteed benefits of variable annuity contracts and are designed to offset some portion of the Company’s nonperformance risk. The Company will only make a payment in the event there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less an auction-determined recovery rate, to the percentage extent described. A credit event is generally defined to include material default, bankruptcy, or debt restructuring. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, would equal the notional value of the credit default swaps. As of June 30, 2012 and December 31, 2011, the Company did not have any open credit default swaps.

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

For a derivative financial instrument to be accounted for as an accounting hedge, it must be identified and documented as such on the date of designation. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.

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

Derivatives related to variable annuity contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $0.2 million and $25.3 million and interest rate futures resulted in pre-tax gains of $69.2 million and $35.8 million for the three and six months ended June 30, 2012, respectively. The equity futures resulted in net pre-tax losses of $1.5 million and $19.3 million and interest rate futures resulted in pre-tax gains of $9.0 million and $3.4 million for the three and six months ended June 30, 2011, respectively. Currency futures resulted in net pre-tax gains of $1.8 million and $0.8 million and volatility futures resulted in net pre-tax gains of $0.3 million and net pre-tax losses of $0.1 million for the three and six months ended June 30, 2012, respectively. The currency futures resulted in net pre-tax losses of $0.2 million for the three and six months ended June 30, 2011.  No volatility future positions were held during the three and six months ended June 30, 2011.

•                  The Company uses equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax gains of $3.2 million and net pre-tax losses of $20.7 million, and the volatility swaps resulted in net pre-tax gains of $1.1 million and net pre-tax losses of $0.8 million for the three and six months ended June 30, 2012, respectively. The equity options resulted in net pre-tax losses of $4.0 million and $7.3 million, and the volatility swaps resulted in net pre-tax losses of $0.9 million and $3.7 million for the three and six months ended June 30, 2011, respectively.

•                  The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. The interest rate swaps resulted in net pre-tax gains of $6.0 million and $3.8 million and the interest rate swaptions resulted in net pre-tax gains of $8.8 million and $5.3 million for the three and six months ended June 30, 2012, respectively. Such positions were not held during the three and six months ended June 30, 2011.

•                  The Company entered into credit default swaps to partially mitigate the Company’s non-performance risk related to certain guaranteed minimum withdrawal benefits within our variable annuity products. The Company reported net pre-tax gains of $0.9 million for the three and six months ended June 30, 2011. As of June 30, 2012, no credit default swaps were outstanding.

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $85.5 million and $35.3 million for the three and six months ended June 30, 2012, respectively, and a pre-tax loss of $5.6 million and pre-tax gains of $2.6 million for the three and six months ended June 30, 2011, respectively, related to these embedded derivatives.

Other Derivatives

•                  The Company previously entered into credit default swaps to enhance the return on its investment portfolio. As of June 30, 2012, no credit default swaps were outstanding. The Company reported an immaterial gain for the three months ended June 30, 2011 and net pre-tax losses of $0.2 million for the six months ended June 30, 2011, related to the change in fair value and premium income earned on such credit default swaps.

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $2.9 million and $0.9 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, these positions resulted in net pre-tax losses of $3.0 million and $2.5 million, respectively.

•                  The Company purchased interest rate caps during 2011 to mitigate risks associated with the Company’s LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $0.4 million and $2.5 million for the three and six months ended June 30, 2012, respectively. Such positions were not held during the six months ended June 30, 2011.

•                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax losses of $0.9 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and a pre-tax loss of $0.6 million and a pre-tax gain of $0.1 million for the three and six months ended June 30, 2011.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in the fair value of such embedded derivatives are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax losses of $48.7 million and $38.0 million for the three and six months ended June 30, 2012, respectively, and pre-tax losses of $29.2 million and $21.4 million for the three and six months ended June 30, 2011, respectively.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of June 30, 2012		As of December 31, 2011
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$—	$—	$7,068	$1
Derivatives not designated as hedging instruments:
Interest rate swaps	225,000	5,797	125,000	5,118
Volatility swaps	600	609	—	—
Embedded derivative - Modco reinsurance treaties	30,531	1,787	30,001	2,038
Embedded derivative - GMWB	1,099,744	16,628	826,790	10,665
Interest rate futures	769,749	7,065	615,445	6,393
Equity futures	—	—	49,631	837
Currency futures	14,425	323	57,912	976
Interest rate caps	3,000,000	152	3,000,000	2,666
Equity options	471,276	47,330	440,000	19,396
Interest rate swaptions	400,000	18,942	—	—
Other	224	141	224	155
	$6,011,549	$98,774	$5,152,071	$48,245
Other liabilities
Cash flow hedges:
Inflation	$234,764	$8,115	$244,399	$8,863
Interest rate	75,000	1,810	75,000	3,443
Derivatives not designated as hedging instruments:
Interest rate swaps	150,000	4,462	25,000	3,064
Volatility swaps	675	1,430	—	—
Embedded derivative - Modco reinsurance treaties	2,689,788	317,520	2,761,686	279,799
Embedded derivative - GMWB	4,489,658	199,067	3,741,688	157,813
Interest rate futures	358,884	625	270,019	1,148
Equity futures	296,141	14,964	189,765	1,454
Currency futures	111,326	1,835	14,348	126
	$8,406,236	$549,828	$7,321,905	$455,710

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended June 30, 2012			For The Six Months Ended June 30, 2012
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(2)	$—	$—	$(75)
Inflation	—	—	(7,939)	—	—	985

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(858)	$—	$—	$(1,712)	$—
Inflation	—	(113)	—	—	67	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$(870)	$—	$—	$(224)	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended June 30, 2011			For The Six Months Ended June 30, 2011
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(248)	$—	$—	$(343)
Inflation	—	—	(5,907)	—	—	2,184

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(895)	$—	$—	$(1,778)	$—
Inflation	—	(250)	—	—	(1,328)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$(617)	$—	$—	$28	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $3.6 million of its derivative financial instruments out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$69,196	$9,039	$35,790	$3,369
Equity futures - VA	(220)	(1,503)	(25,319)	(19,346)
Currency futures - VA	1,764	(199)	780	(199)
Volatility futures - VA	343	—	(132)	—
Volatility swaps - VA	1,063	(917)	(821)	(3,734)
Equity options - VA	3,153	(3,982)	(20,719)	(7,259)
Interest rate swaptions - VA	8,831	—	5,312	—
Interest rate swaps - VA	5,954	—	3,826	—
Credit default swaps - VA	—	915	—	915
Embedded derivative - GMWB	(85,456)	(5,549)	(35,289)	2,575
Total derivatives related to variable annuity contracts	4,628	(2,196)	(36,572)	(23,679)
Embedded derivative - Modco reinsurance treaties	(48,679)	(29,214)	(37,973)	(21,372)
Interest rate swaps	(2,916)	(2,989)	(879)	(2,457)
Interest rate caps	(351)	—	(2,515)	—
Credit default swaps	—	2	—	(221)
Other derivatives	(950)	(596)	(238)	50
Total realized gains (losses) - derivatives	$(48,268)	$(34,993)	$(78,177)	$(47,679)

From time to time, the Company is required to post and obligated to return collateral related to derivative transactions. As of June 30, 2012, the Company had posted cash and securities (at fair value) as collateral of approximately $20.2 million and $55.0 million, respectively. As of June 30, 2012, the Company received $12.0 million of cash as collateral. The Company does not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Modco trading portfolio(1)	$56,063	$33,603	$74,162	$27,954

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

•                  The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and policy liabilities are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•                  The Annuities segment markets fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•                  The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the FHLB, and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.  Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offered notes to both institutional and retail investors.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income available to PLC’s common shareowners and assets. Segment operating income (loss) is income before income tax, excluding net realized investment gains and losses (excluding periodic settlements of derivatives associated with debt and certain investments) net of the related amortization of DAC and value of business acquired (“VOBA”). Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and net of the related amortization of DAC attributed to each of these items.

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

There were no significant intersegment transactions during the six months ended June 30, 2012 and 2011.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011(4)	2012	2011(4)
	(Dollars In Thousands)
Revenues
Life Marketing	$339,091	$326,427	$682,633	$656,764
Acquisitions	261,296	242,771	560,805	442,894
Annuities	181,592	153,602	321,016	283,734
Stable Value Products	34,360	46,421	69,016	91,136
Asset Protection	73,065	69,777	143,671	137,680
Corporate and Other	18,771	63,786	83,215	127,656
Total revenues	$908,175	$902,784	$1,860,356	$1,739,864
Segment Operating Income (Loss)
Life Marketing	$30,348	$30,263	$60,717	$49,536
Acquisitions	43,615	39,429	82,714	71,820
Annuities	28,553	17,178	64,336	35,818
Stable Value Products	15,958	19,142	28,604	28,337
Asset Protection	6,479	5,685	11,445	12,537
Corporate and Other	(25,397)	3,977	2,483	13,998
Total segment operating income	99,556	115,674	250,299	212,046
Realized investment gains (losses) - investments(1)(3)	48,044	48,709	70,549	51,443
Realized investment gains (losses) - derivatives(2)	(39,913)	(29,840)	(62,582)	(38,181)
Income tax expense	(31,532)	(46,920)	(83,090)	(78,807)
Net income available to PLC’s common shareowners	$76,155	$87,623	$175,176	$146,501

(1) Realized investment gains (losses) - investments	$51,985	$49,430	$68,947	$48,239
Less: related amortization of DAC/VOBA	3,941	721	(1,602)	(3,204)
	$48,044	$48,709	$70,549	$51,443

(2) Realized investment gains (losses) - derivatives	$(48,268)	$(34,993)	$(78,177)	$(47,679)
Less: VA GMWB economic cost	(8,355)	(5,153)	(15,595)	(9,498)
	$(39,913)	$(29,840)	$(62,582)	$(38,181)

(3) Includes other-than-temporary impairments of $13.6 million and $32.4 million for the three and six months ended June 30, 2012, respectively, as compared to $9.5 million and $ 15.2 million for the three and six months ended June 30, 2011, respectively.

(4)Annuity segment operating income changed due to changes the Company has made to the definition of operating income with regards to GMWB.

	Operating Segment Assets
	As of June 30, 2012
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$11,588,980	$11,374,497	$16,144,323	$2,674,391
Deferred policy acquisition costs and value of business acquired	1,923,591	746,189	467,001	1,921
Goodwill	10,192	37,164	—	—
Total assets	$13,522,763	$12,157,850	$16,611,324	$2,676,312

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$762,399	$8,311,937	$20,068	$50,876,595
Deferred policy acquisition costs and value of business acquired	68,268	1,349	—	3,208,319
Goodwill	62,671	83	—	110,110
Total assets	$893,338	$8,313,369	$20,068	$54,195,024

	Operating Segment Assets
	As of December 31, 2011
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$10,885,833	$11,471,856	$14,945,002	$2,767,163
Deferred policy acquisition costs and value of business acquired	1,912,916	824,277	435,462	2,347
Goodwill	10,192	38,713	—	—
Total assets	$12,808,941	$12,334,846	$15,380,464	$2,769,510

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$727,417	$7,964,907	$21,491	$48,783,669
Deferred policy acquisition costs and value of business acquired	71,427	1,612	—	3,248,041
Goodwill	62,671	83	—	111,659
Total assets	$861,515	$7,966,602	$21,491	$52,143,369

17.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to June 30, 2012, and through the date it filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company’s consolidated financial statements.

Subsequent to the current period, on July 17, 2012 the Company replaced the Credit Facility with the 2012 Credit Facility. Under the 2012 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of the Company’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017.

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

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or shareowners’ equity. In January of 2012, we adopted ASU No. 2010-26 which changed certain previously reported items within our financial statements and accompanying notes and the MD&A. The changes affected previously reported amounts in Note 3, Significant Acquisitions, Note 5, Deferred Acquisition Costs and Value of Business Acquired, Note 12, Earnings Per Share, Note 13, Income Taxes, Note 16, Operating Segments, and within our Life Marketing, Annuities, and Asset Protection segments.

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

•                  Acquisitions - We focus on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and policy liabilities are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

EXECUTIVE SUMMARY

Our financial results for this quarter and the year to date reflect solid results. Encouraging developments in the quarter included favorable mortality results, sequentially higher life insurance and asset protection sales, positive fund flows in the annuity segment, and strong stable value spreads.  In the face of continued macroeconomic challenges, we remain focused on disciplined execution of our growth plans, careful allocation of capital, and prudent expense and risk management.

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

•                  new accounting rules, changes to existing accounting or reserving rules, or the grant of permitted accounting practices to competitors could negatively impact us;

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

We periodically review and update as appropriate our key assumptions which include future mortality, expenses, lapses, premium persistency, investment yields, interest spreads, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC’s common shareowners:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011(4)	Change	2012	2011(4)	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$30,348	$30,263	0.3%	$60,717	$49,536	22.6%
Acquisitions	43,615	39,429	10.6	82,714	71,820	15.2
Annuities	28,553	17,178	66.2	64,336	35,818	79.6
Stable Value Products	15,958	19,142	(16.6)	28,604	28,337	0.9
Asset Protection	6,479	5,685	14.0	11,445	12,537	(8.7)
Corporate and Other	(25,397)	3,977	n/m	2,483	13,998	(82.3)
Total segment operating income	99,556	115,674	(13.9)	250,299	212,046	18.0
Realized investment gains (losses) - investments(1)(3)	48,044	48,709		70,549	51,443
Realized investment gains (losses) - derivatives(2)	(39,913)	(29,840)		(62,582)	(38,181)
Income tax expense	(31,532)	(46,920)		(83,090)	(78,807)
Net income available to PLC’s common shareowners	$76,155	$87,623	(13.1)	$175,176	$146,501	19.6

(1) Realized investment gains (losses) - investments(3)	$51,985	$49,430		$68,947	$48,239
Less: related amortization of DAC	3,941	721		(1,602)	(3,204)
	$48,044	$48,709		$70,549	$51,443

(2) Realized investment gains (losses) - derivatives	$(48,268)	$(34,993)		$(78,177)	$(47,679)
Less: VA GMWB economic cost	(8,355)	(5,153)		(15,595)	(9,498)
	$(39,913)	$(29,840)		$(62,582)	$(38,181)

(3) Includes other-than-temporary impairments of $13.6 million and $32.4 million for the three and six months ended June 30, 2012, respectively, as compared to $9.5 million and $15.2 million for the three and six months ended June 30, 2011, respectively.

(4)Annuity segment operating income changed due to changes we have made to the definition of operating income with regards to GMWB.

For The Three Months Ended June 30, 2012 as compared to The Three Months Ended June 30, 2011

Net income available to PLC’s common shareowners for the three months ended June 30, 2012, included a $16.1 million, or 13.9%, decrease in segment operating income. The decrease was primarily related to a $29.4 million decrease in the Corporate and Other segment and a $3.2 million decrease in the Stable Value Products segment. These decreases were partly offset by a $4.2 million increase in the Acquisitions segment, an $11.4 million increase in the Annuities segment, and a $0.8 million increase in the Asset Protection segment.

We experienced net realized gains of $3.7 million for the three months ended June 30, 2012, as compared to net realized gains of $14.4 million for the three months ended June 30, 2011. The gains realized for the three months ended June 30, 2012, were primarily related to $16.1 million of gains related to investment securities sale activity, net gains of $4.6 million of derivatives related to variable annuity contracts, and $7.4 million of gains related to the net activity of the modified coinsurance portfolio. Partially offsetting these gains were losses of $13.6 million for other-than-temporary impairment credit-related losses and $10.8 million of losses related to other investment and derivative activity.

•                  Life Marketing segment operating income was $30.3 million for the three months ended June 30, 2012, representing an increase of $0.1 million, or 0.3%, from the three months ended June 30, 2011. The increase was primarily due to higher investment income and more favorable traditional life claims, partly offset by less favorable unlocking and an increase in reserves resulting from changes in universal life interest rate assumptions.

•                  Acquisitions segment operating income was $43.6 million for the three months ended June 30, 2012, an increase of $4.2 million, or 10.6%, as compared to the three months ended June 30, 2011, primarily due to the addition of the Liberty Life Insurance Company (“Liberty Life”) coinsurance transaction and more favorable mortality. The Liberty Life transaction added three months of operating earnings in the second quarter of 2012 as compared to only two months in the second quarter of 2011. This was partly offset by the expected runoff in the older acquired blocks.

•                  Annuities segment operating income was $28.6 million for the three months ended June 30, 2012, as compared to $17.2 million for the three months ended June 30, 2011, an increase of $11.4 million, or 66.2%. This variance included a favorable change of $5.4 million in operating revenue driven by higher policy fees and other income in the VA line and a favorable change of $11.2 million in operating policy benefits primarily due to lower interest crediting rates. These favorable changes were partially offset by increases in non-deferred expenses and unfavorable changes in DAC unlocking.

•                  Stable Value Products segment operating income was $16.0 million and decreased $3.2 million, or 16.6%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease in operating earnings resulted from a 79 basis point decrease in the operating spread to 233 basis points for the three months ended June 30, 2012, as compared to an operating spread of 312 basis points for the three months ended June 30, 2011. The operating spread decrease was caused by a $4.7 million reduction in income from participating mortgage loan and bank loan fees, as compared to the second quarter of 2011. The adjusted operating spread, which excludes participating income, remained relatively flat. This variance was partially offset by higher average account values and lower expenses.

•                  Asset Protection segment operating income was $6.5 million, representing an increase of $0.8 million, or 14.0%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Service contract earnings increased $1.4 million, or 58.0%, primarily related to higher sales. Credit insurance earnings decreased $0.3 million, primarily due to higher expenses. Earnings from the GAP product line decreased $0.3 million, or 10.7%, primarily due to slightly higher losses.

•                  Corporate and Other segment operating loss was $25.4 million for the three months ended June 30, 2012, as compared to operating income of $4.0 million for the three months ended June 30, 2011. The decrease was primarily due to a $20.6 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. The segment did not generate any gains on these repurchases for the three months ended June 30, 2012, as compared to $20.6 million of pre-tax gains generated during the three months ended June 30, 2011. The remaining variance was primarily due to a $7.2 million deferred issue cost write-off recorded during the second quarter of 2012.

For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

Net income available to PLC’s common shareowners for the six months ended June 30, 2012, included a $38.3 million, or 18.0%, increase in segment operating income. The increase was primarily related to an $11.2 million increase in the Life Marketing segment, a $10.9 million increase in the Acquisitions segment, a $28.5 million increase in the Annuities segment, and a $0.3 million increase in the Stable Value Products segment. These increases were partly offset by a $1.1 million decrease in the Asset Protection segment and an $11.5 million decrease in the Corporate and Other segment.

We experienced net realized losses of $9.2 million for the six months ended June 30, 2012, as compared to net realized gains of $0.6 million for the six months ended June 30, 2011. The losses realized for the six months ended June 30, 2012, were primarily related to losses of $32.4 million for other-than-temporary impairment credit-related losses, net losses of $36.6 million of derivatives related to variable annuity contracts, and a $12.7 million loss related to other investment and derivative activity. Partially offsetting these losses were $36.2 million of gains related to investment securities sale activity and $36.2 million of gains related to the net activity of the modified coinsurance portfolio.

•                  Life Marketing segment operating income was $60.7 million for the six months ended June 30, 2012, representing an increase of $11.2 million, or 22.6%, from the six months ended June 30, 2011. The increase was primarily due to higher investment income, a favorable change in unlocking, more favorable traditional life claims, and lower operating expenses, partly offset by an increase in reserves resulting from changes in universal life interest rate assumptions.

•                  Acquisitions segment operating income was $82.7 million for the six months ended June 30, 2012, an increase of $10.9 million, or 15.2%, as compared to the six months ended June 30, 2011, primarily due to the addition of the Liberty Life coinsurance transaction. The Liberty Life transaction added $24.1 million to the segment operating income in the first six months of 2012, an increase of $15.8 million as compared to the first six months of 2011. In addition, reinsurance terminations increased operating income $2.3 million in the first quarter of 2012. This was partly offset by the expected runoff in the in-force business.

•                  Annuities segment operating income was $64.3 million for the six months ended June 30, 2012, as compared to $35.8 million for the six months ended June 30, 2011, an increase of $28.5 million or 79.6%. This variance included a favorable change of $17.5 million in operating revenue driven by higher policy fees and other income in the VA line and a favorable change of $15.7 million in operating policy benefits. The remainder of the increase is due to favorable DAC unlocking that was offset by higher non-deferred expenses.

•                  Stable Value Products segment operating income was $28.6 million and increased $0.3 million, or 0.9%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase in operating earnings resulted primarily from higher account values and lower expenses. We also called certain retail notes, which accelerated DAC amortization of $3.1 million on those called contracts for the six months ended June 30, 2011. Partially offsetting this increase was a 15 basis point decrease in the operating spread to 208 basis points for the six months ended June 30, 2012, as compared to an operating spread of 223 basis points for the six months ended June 30, 2011. The operating spread was negatively impacted by a $4.7 million decrease in participating mortgage loan and bank loan fee income, as compared to the six months ended June 30, 2011. The adjusted operating spread, which excludes participating income, increased 25 basis points over the prior year.

•                  Asset Protection segment operating income was $11.4 million, representing a decrease of $1.1 million, or 8.7%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a $2.0 million legal settlement recorded in the first quarter of 2012. Credit insurance earnings decreased $2.3 million primarily due to the previously mentioned $2.0 million legal settlement. Service contract earnings increased $0.6 million, or 9.5%, primarily related to higher sales.  Earnings from the GAP product line increased $0.6 million, or 11.1% due to lower expenses.

•                  Corporate and Other segment operating income was $2.5 million for the six months ended June 30, 2012, as compared to operating income of $14.0 million for the six months ended June 30, 2011. The decrease was primarily due to $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments. In addition, during the second quarter of 2012, we recorded an unfavorable $7.2 million deferred issue cost write-off.  Partially offsetting this decrease was a $4.8 million favorable variance related to gains on the repurchase of non-recourse funding obligations. For the six months ended June 30, 2012, $35.5 million of pre-tax gains were generated by repurchases as compared to $30.7 million of pre-tax gains generated during the six months ended June 30, 2011.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$397,645	$406,566	(2.2)%	$785,762	$800,231	(1.8)%
Reinsurance ceded	(209,803)	(219,292)	(4.3)	(402,558)	(417,378)	(3.6)
Net premiums and policy fees	187,842	187,274	0.3	383,204	382,853	0.1
Net investment income	121,283	110,230	10.0	240,309	216,857	10.8
Other income	29,966	28,923	3.6	59,120	57,054	3.6
Total operating revenues	339,091	326,427	3.9	682,633	656,764	3.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	251,509	236,439	6.4	506,088	481,601	5.1
Amortization of deferred policy acquisition costs	19,454	22,047	(11.8)	42,048	50,029	(16.0)
Other operating expenses	37,780	37,678	0.3	73,780	75,598	(2.4)
Total benefits and expenses	308,743	296,164	4.2	621,916	607,228	2.4
INCOME BEFORE INCOME TAX	30,348	30,263	0.3	60,717	49,536	22.6
OPERATING INCOME	$30,348	$30,263	0.3	$60,717	$49,536	22.6

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional	$307	$1,305	(76.5)%	$594	$3,168	(81.3)%
Universal life	24,142	32,988	(26.8)	45,104	68,933	(34.6)
BOLI	1,376	3,460	(60.2)	2,721	8,121	(66.5)
	$25,825	$37,753	(31.6)	$48,419	$80,222	(39.6)
Sales By Distribution Channel
Independent agents	$14,818	$25,690	(42.3)	$28,758	$54,933	(47.6)
Stockbrokers / banks	9,191	8,427	9.1	16,167	16,770	(3.6)
BOLI / other	1,816	3,636	(50.1)	3,494	8,519	(59.0)
	$25,825	$37,753	(31.6)	$48,419	$80,222	(39.6)
Average Life Insurance In-force(1)
Traditional	$461,855,587	$479,932,682	(3.8)	$458,770,963	$482,799,992	(5.0)
Universal life	73,904,855	68,085,488	8.5	75,085,798	65,610,664	14.4
	$535,760,442	$548,018,170	(2.2)	$533,856,761	$548,410,656	(2.7)
Average Account Values
Universal life	$6,393,984	$5,994,964	6.7	$6,362,314	$5,918,246	7.5
Variable universal life	383,082	386,002	(0.8)	377,487	379,685	(0.6)
	$6,777,066	$6,380,966	6.2	$6,739,801	$6,297,931	7.0

Traditional Life Mortality Experience(2)	75%	89%		87%	91%

(1)  Amounts are not adjusted for reinsurance ceded.

(2)  Represents the incurred claims as a percentage of original pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Insurance Companies:
First year commissions	$25,075	$42,426	(40.9)%	$47,215	$90,628	(47.9)%
Renewal commissions	8,651	8,990	(3.8)	17,655	17,832	(1.0)
First year ceding allowances	(895)	(2,229)	(59.8)	(2,023)	(4,398)	(54.0)
Renewal ceding allowances	(39,335)	(42,871)	(8.2)	(78,372)	(83,337)	(6.0)
General & administrative	36,363	38,211	(4.8)	70,659	78,117	(9.5)
Taxes, licenses, and fees	8,731	9,160	(4.7)	17,090	18,435	(7.3)
Other operating expenses incurred	38,590	53,687	(28.1)	72,224	117,277	(38.4)
Less: commissions, allowances & expenses capitalized	(29,099)	(45,100)	(35.5)	(54,387)	(97,487)	(44.2)
Other insurance company operating expenses	9,491	8,587	10.5	17,837	19,790	(9.9)
Marketing Companies:
Commissions	19,988	21,350	(6.4)	40,772	42,421	(3.9)
Other operating expenses	8,301	7,741	7.2	15,171	13,387	13.3
Other marketing company operating expenses	28,289	29,091	(2.8)	55,943	55,808	0.2
Other operating expenses	$37,780	$37,678	0.3	$73,780	$75,598	(2.4)

For The Three Months Ended June 30, 2012 as compared to The Three Months Ended June 30, 2011

Segment operating income

Operating income was $30.3 million for the three months ended June 30, 2012, representing an increase of $0.1 million, or 0.3%, from the three months ended June 30, 2011. The increase was primarily due to higher investment income and more favorable traditional life claims, partly offset by less favorable unlocking and an increase in reserves resulting from changes in universal life interest rate assumptions.

Operating revenues

Total revenues for the three months ended June 30, 2012, increased $12.7 million, or 3.9%, as compared to the three months ended June 30, 2011. This increase was the result of higher investment income due to increases in net in-force reserves and higher fee revenue in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $0.6 million, or 0.3%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to continued growth in universal life in-force business policy fees, largely offset by decreases in traditional life premium.

Net investment income

Net investment income in the segment increased $11.1 million, or 10.0%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Increased retained universal life reserves led to increased investment income of $5.8 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Traditional life investment income increased $4.5 million caused by growth in retained reserves. Decreases in yield led to lower BOLI investment income of $0.4 million in the same period.

Other income

Other income increased $1.0 million, or 3.6%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $15.1 million, or 6.4%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to growth in retained universal life insurance in-force, an increase in universal life reserves resulting from change in interest rate assumptions, higher credited interest on universal life and BOLI products resulting from increases in account values, and higher claims from growth in the universal life block.

Amortization of DAC

DAC amortization decreased $2.6 million, or 11.8%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to changes in the impact of traditional life products reaching the post level period, partly offset by less favorable unlocking. In 2012, universal life and BOLI unlocking increased amortization $2.3 million, as compared to a decrease of $1.0 million in 2011.

Other operating expenses

Other operating expenses increased $0.1 million, or 0.3%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Sales

Sales for the segment decreased $11.9 million, or 31.6%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Traditional life sales decreased $1.0 million, or 76.5%, as we focused sales efforts on other lines. Universal life sales decreased $8.8 million, or 26.8%, due to price increases on new products.

For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

Segment operating income

Operating income was $60.7 million for the six months ended June 30, 2012, representing an increase of $11.2 million, or 22.6%, from the six months ended June 30, 2011. The increase was primarily due to higher investment income, a favorable change in unlocking, more favorable traditional life claims, and lower operating expenses, partly offset by an increase in reserves resulting from changes in universal life interest rate assumptions.

Operating revenues

Total revenues for the six months ended June 30, 2012, increased $25.9 million, or 3.9%, as compared to the six months ended June 30, 2011. This increase was the result of higher investment income due to increases in net in-force reserves and higher fee revenue in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $0.4 million, or 0.1%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to continued growth in universal life in-force business policy fees, largely offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $23.5 million, or 10.8%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Increased retained universal life reserves led to increased investment income of $13.2 million for the six months ended June 30, 2012, as compared to the three months ended June 30, 2011. Traditional life investment income increased $8.1 million caused by growth in retained reserves. This variance was offset by decreases in BOLI yields leading to lower BOLI investment income of $0.1 million in the same period.

Other income

Other income increased $2.1 million, or 3.6%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $24.5 million, or 5.1%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to growth in retained universal life insurance in-force, an increase in reserves resulting from changes in universal life interest rate assumptions, higher credited interest on universal life and BOLI products resulting from increases in account values, and higher claims from growth in the universal life block, partly offset by more favorable term mortality.

Amortization of DAC

DAC amortization decreased $8.0 million, or 16.0%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to changes in the impact of traditional life products reaching the post level period and more favorable unlocking. In 2012, universal life and BOLI unlocking increased amortization $4.3 million, as compared to an increase of $6.1 million in 2011.

Other operating expenses

Other operating expenses decreased $1.8 million, or 2.4%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Sales

Sales for the segment decreased $31.8 million, or 39.6%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Traditional life sales decreased $2.6 million, or 81.3%, as we focused sales efforts on other lines. Universal life sales decreased $23.8 million, or 34.6%, due to price increases on new products.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(209,803)	$(219,292)	$(402,558)	$(417,378)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(201,828)	(225,537)	(407,593)	(428,665)
Amortization of deferred policy acquisition costs	(16,075)	(14,995)	(28,016)	(27,331)
Other operating expenses (1)	(32,904)	(34,711)	(65,563)	(66,968)
Total benefits and expenses	(250,807)	(275,243)	(501,172)	(522,964)

NET IMPACT OF REINSURANCE (2)	$41,004	$55,951	$98,614	$105,586

Allowances received	$(34,129)	$(45,100)	$(74,294)	$(87,735)
Less: Amount deferred	1,225	10,389	8,731	20,767
Allowances recognized (ceded other operating expenses) (1)	$(32,904)	$(34,711)	$(65,563)	$(66,968)

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

For The Three Months Ended June 30, 2012 as compared to The Three Months Ended June 30, 2011

The decrease in ceded premiums for the three months ended June 30, 2012 as compared to 2011 was caused primarily by lower ceded traditional life premiums of $9.7 million. This more than offset higher ceded universal life and BOLI premium and policy fees of $0.2 million.

Ceded benefits and settlement expenses were lower for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to lower ceded claims and lower ceded reserve changes. Traditional ceded benefits decreased $13.6 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to lower ceded death benefits and a decrease in ceded reserve changes. Universal life ceded benefits decreased $11.9 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a lower change in ceded reserves and lower ceded claims. Ceded universal life claims were $3.1 million lower for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to changes in the impact of traditional life products reaching the post level period.

Total allowances recognized for the three months ended June 30, 2012, decreased from the three months ended June 30, 2011, as the continued reduction in our traditional life reinsurance allowances more than offset the impact of growth in the universal life in force.

For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

The decrease in ceded premiums for the six months ended June 30, 2012 as compared to 2011 was caused primarily by lower ceded traditional life premiums of $18.1 million. This more than offset higher ceded universal life and BOLI premium and policy fees of $3.3 million.

Ceded benefits and settlement expenses were lower for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, as lower ceded reserve changes more than offset higher ceded claims. Traditional ceded benefits increased $4.1 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, as higher ceded death benefits more than offset a decrease in ceded reserves. Universal life ceded benefits decreased $28.6 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to a lower change in ceded reserves and lower ceded claims. Ceded universal life claims were $14.7 million lower for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Ceded amortization of deferred policy acquisitions costs increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to changes in the impact of traditional life products reaching the post level period.

Total allowances recognized for the six months ended June 30, 2012, decreased from the six months ended June 30, 2011, as the impact of the continued reduction in our traditional life reinsurance allowances more than offset the impact of growth in universal life in-force.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$215,672	$215,533	0.1%	$427,830	$396,027	8.0%
Reinsurance ceded	(102,644)	(112,681)	(8.9)	(182,945)	(214,475)	(14.7)
Net premiums and policy fees	113,028	102,852	9.9	244,885	181,552	34.9
Net investment income	138,692	132,710	4.5	276,813	250,648	10.4
Other income	2,240	1,391	61.0	3,819	2,670	43.0
Total operating revenues	253,960	236,953	7.2	525,517	434,870	20.8
Realized gains (losses) - investments	55,338	34,676		72,650	29,402
Realized gains (losses) - derivatives	(48,002)	(28,858)		(37,362)	(21,378)
Total revenues	261,296	242,771		560,805	442,894
BENEFITS AND EXPENSES
Benefits and settlement expenses	180,488	164,906	9.4	374,661	307,387	21.9
Amortization of DAC/VOBA	17,732	17,883	(0.8)	40,907	33,787	21.1
Other operating expenses	12,125	14,735	(17.7)	27,235	21,876	24.5
Operating benefits and expenses	210,345	197,524	6.5	442,803	363,050	22.0
Amortization of DAC/VOBA related to realized gains (losses) - investments	208	170		175	869
Total benefits and expenses	210,553	197,694	6.5	442,978	363,919	21.7
INCOME BEFORE INCOME TAX	50,743	45,077	12.6	117,827	78,975	49.2
Less: realized gains (losses)	7,336	5,818		35,288	8,024
Less: related amortization of DAC/VOBA	(208)	(170)		(175)	(869)
OPERATING INCOME	$43,615	$39,429	10.6	$82,714	$71,820	15.2

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$181,086,657	$189,302,441	(4.3)%	$182,519,388	$188,378,733	(3.1)%
Universal life	30,717,827	30,436,492	0.9	31,188,925	29,258,124	6.6
	$211,804,484	$219,738,933	(3.6)	$213,708,313	$217,636,857	(1.8)
Average Account Values
Universal life	$3,432,097	$3,271,798	4.9	$3,451,663	$3,138,171	10.0
Fixed annuity(2)	3,206,415	3,344,125	(4.1)	3,224,894	3,363,378	(4.1)
Variable annuity	610,911	706,370	(13.5)	613,439	718,739	(14.7)
	$7,249,423	$7,322,293	(1.0)	$7,289,996	$7,220,288	1.0
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.86%	5.79%		5.85%	5.75%
Interest credited to policyholders	3.99	4.17		3.96	4.10
Interest spread	1.87%	1.62%		1.89%	1.65%

(1)   Amounts are not adjusted for reinsurance ceded.

(2)   Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)   Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.01%  and 6.01% for the three and six months ended June 30, 2012, as compared to 6.04% and 6.10% for the three and six months ended June 30, 2011.

For The Three Months Ended June 30, 2012 as compared to The Three Months Ended June 30, 2011

Segment operating income

Operating income was $43.6 million for the three months ended June 30, 2012 an increase of $4.2 million, or 10.6%, as compared to the three months ended June 30, 2011, primarily due to the addition of the Liberty Life coinsurance transaction and more favorable mortality. The Liberty Life transaction added three months of operating earnings in the second quarter of 2012 as compared to only two months in the second quarter of 2011. This was partly offset by the expected runoff in the older acquired blocks.

Operating revenues

Net premiums and policy fees increased $10.2 million, or 9.9%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to the addition of the Liberty Life block of business more than offsetting expected runoff related to other blocks of business. Liberty Life premiums increased $9.1 million with the addition of an extra month as compared to the second quarter of 2011. Net investment income increased $6.0 million, or 4.5%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to the addition of one month in the Liberty Life block of business. This was offset by expected runoff related to other blocks of business.

Total benefits and expenses

Total benefits and expenses increased $12.9 million, or 6.5%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase was due to the addition of one month in the Liberty Life block partly offset by the expected runoff of the in-force business and more favorable mortality.

For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

Segment operating income

Operating income was $82.7 million for the six months ended June 30, 2012 an increase of $10.9 million, or 15.2%, as compared to the six months ended June 30, 2011, primarily due to the addition of the Liberty Life coinsurance transaction. The Liberty Life transaction added $24.1 million to the segment operating income in the first six months of 2012, an increase of $15.8 million as compared to the first six months of 2011. In addition, reinsurance terminations increased operating income $2.3 million in the first quarter of 2012. This was partly offset by the expected runoff in the in-force business.

Operating revenues

Net premiums and policy fees increased $63.3 million, or 34.9%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to the addition of the Liberty Life block of business and the impact of a reinsurance recapture more than offsetting expected runoff related to other blocks of business. Net investment income increased $26.2 million, or 10.4%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to the addition of the Liberty Life block of business. This was offset by expected runoff related to other blocks of business.

Total benefits and expenses

Total benefits and expenses increased $79.1 million, or 21.7%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase was due to the addition of the Liberty Life block and the impact of a reinsurance recapture, which was partly offset by the expected runoff of the in-force business.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(102,644)	$(112,681)	$(182,945)	$(214,475)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(88,402)	(96,898)	(146,403)	(188,773)
Amortization of DAC/VOBA	(7,101)	(3,169)	(10,503)	(8,365)
Other operating expenses	(12,819)	(13,973)	(27,025)	(26,917)
Total benefits and expenses	(108,322)	(114,040)	(183,931)	(224,055)

NET IMPACT OF REINSURANCE(1)	$5,678	$1,359	$986	$9,580

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

The net impact of reinsurance is more favorable by $4.3 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to an increase in ceded amortization on annuities due to unlocking.

The net impact of reinsurance is less favorable by $8.6 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to lower reinsurance recoveries as compared to ceded premiums paid year over year. Partly offsetting this is a favorable impact of $2.3 million from reinsurance terminations in the first quarter of 2012.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$23,252	$16,709	39.2%	$45,180	$31,632	42.8%
Reinsurance ceded	(7)	(17)	(58.8)	(20)	(38)	(47.4)
Net premiums and policy fees	23,245	16,692	39.3	45,160	31,594	42.9
Net investment income	124,159	128,202	(3.2)	250,144	252,558	(1.0)
Realized gains (losses) - derivatives	(8,355)	(5,153)	62.1	(15,595)	(9,498)	64.2
Other income	19,187	13,119	46.3	36,898	24,477	50.7
Total operating revenues	158,236	152,860	3.5	316,607	299,131	5.8
Realized gains (losses) - investments	10,373	(2,215)		25,386	(1,216)
Realized gains (losses) - derivatives, net of economic cost	12,983	2,957		(20,977)	(14,181)
Total revenues	181,592	153,602	18.2	321,016	283,734	13.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	88,564	99,751	(11.2)	178,854	194,595	(8.1)
Amortization of deferred policy acquisition costs and value of business acquired	16,053	14,607	9.9	25,055	27,134	(7.7)
Other operating expenses	25,066	21,324	17.5	48,362	41,584	16.3
Operating benefits and expenses	129,683	135,682	(4.4)	252,271	263,313	(4.2)
Amortization related to benefit and settlement expense	(763)	105		856	1,508
Amortization of DAC related to realized gains (losses) - investments	4,496	446		(2,633)	(5,581)
Total benefits and expenses	133,416	136,233	(2.1)	250,494	259,240	(3.4)
INCOME BEFORE INCOME TAX	48,176	17,369	n/m	70,522	24,494	n/m
Less: realized gains (losses) - investments	10,373	(2,215)		25,386	(1,216)
Less: realized gains (losses) - derivatives, net of economic cost	12,983	2,957		(20,977)	(14,181)
Less: amortization related to benefit and settlement expense	763	(105)		(856)	(1,508)
Less: related amortization of DAC	(4,496)	(446)		2,633	5,581
OPERATING INCOME	$28,553	$17,178	66.2	$64,336	$35,818	79.6

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Fixed annuity	$156,051	$245,803	(36.5)%	$308,877	$555,067	(44.4)%
Variable annuity	673,338	669,021	0.6	1,240,746	1,276,816	(2.8)
	$829,389	$914,824	(9.3)	$1,549,623	$1,831,883	(15.4)
Average Account Values
Fixed annuity(1)	$8,575,234	$8,522,369	0.6	$8,603,252	$8,407,479	2.3
Variable annuity	7,139,223	5,392,972	32.4	6,885,655	5,074,099	35.7
	$15,714,457	$13,915,341	12.9	$15,488,907	$13,481,578	14.9
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.73%	6.00%		5.76%	5.99%
Interest credited to policyholders	3.88	4.42		3.93	4.41
Interest spread	1.85%	1.58%		1.83%	1.58%

(1)   Includes general account balances heald within variable annuity products.

(2)   Interest spread on average general account values.

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$69,196	$9,039	$60,157	$35,790	$3,369	$32,421
Equity futures - VA	(220)	(1,503)	1,283	(25,319)	(19,346)	(5,973)
Currency futures - VA	1,764	(199)	1,963	780	(199)	979
Volatility futures - VA	343	—	343	(132)	—	(132)
Volatility swaps - VA	1,063	(917)	1,980	(821)	(3,734)	2,913
Equity options - VA	3,153	(3,982)	7,135	(20,719)	(7,259)	(13,460)
Interest rate swaptions - VA	8,831	—	8,831	5,312	—	5,312
Interest rate swaps - VA	5,954	—	5,954	3,826	—	3,826
Credit default swaps - VA	—	915	(915)	—	915	(915)
Embedded derivative - GMWB	(85,456)	(5,549)	(79,907)	(35,289)	2,575	(37,864)
Total derivatives related to variable annuity contracts	$4,628	$(2,196)	$6,824	$(36,572)	$(23,679)	$(12,893)
Economic cost(1)	8,355	5,153	3,202	15,595	9,498	6,097
Realized gains (losses) - derivatives, net of economic cost	$12,983	$2,957	$10,026	$(20,977)	$(14,181)	$(6,796)

(1)   Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	June 30, 2012	December 31, 2011	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$198,651	$317,671	(37.5)%
GMDB Reserves	8,524	9,498	(10.3)
GMWB and GMAB Reserves	182,439	147,148	24.0
Account value subject to GMWB rider	5,591,552	4,406,041	26.9
GMWB Benefit Base	5,583,721	4,562,515	22.4
S&P 500® Index	1,362	1,258	8.3

(1)   Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended June 30, 2012 as compared to The Three Months Ended June 30, 2011

Segment operating income

Segment operating income was $28.6 million for the three months ended June 30, 2012, as compared to $17.2 million for the three months ended June 30, 2011, an increase of $11.4 million, or 66.2%. This variance included a favorable change of $5.4 million in operating revenue driven by higher policy fees and other income in the VA line and a favorable change of $11.2 million in operating policy benefits primarily due to lower interest crediting rates. These favorable changes were partially offset by increases in non-deferred expenses and unfavorable changes in DAC unlocking.

Operating revenues

Segment operating revenues increased $5.4 million, or 3.5%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to increases in other income and policy fees from the VA line of business. Those increases were partially offset by lower investment income and an increased economic cost related to the VA line of business. Average fixed account balances grew 0.6% and average variable account balances grew 32.4% for the three months ended June 30, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $11.2 million, or 11.2%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was primarily the result of lower credited interest and a $7.5 million favorable change in single premium immediate annuity mortality results. These favorable changes were partially offset by higher realized losses in the market value adjusted line and an unfavorable change in VA guaranteed benefit reserves. Favorable unlocking of $0.1 million was recorded for the three months ended June 30, 2012, as compared to favorable unlocking of $0.4 million for the three months ended June 30, 2011.

Amortization of DAC

The increase in DAC amortization for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily related to unfavorable DAC unlocking of $5.7 million for the three months ended June 30, 2012, as compared to unfavorable unlocking of $1.8 million for the three months ended June 30, 2011.

Other operating expenses

Other operating expenses increased $3.7 million, or 17.5%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase is due to increased commissions and maintenance and overhead expenses.

Sales

Total sales decreased $85.4 million, or 9.3%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Sales of variable annuities increased $4.3 million, or 0.6% for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Sales of fixed annuities decreased by $89.8 million, or 36.5% for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, driven by a decrease in single premium deferred annuity sales.

For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

Segment operating income

Segment operating income was $64.3 million for the six months ended June 30, 2012, as compared to $35.8 million for the six months ended June 30, 2011, an increase of $28.5 million or 79.6%. This variance included a favorable change of $17.5 million in operating revenue driven by higher policy fees and other income in the VA line and a favorable change of $15.7 million in operating policy benefits. The remainder of the increase is due to favorable DAC unlocking that was offset by higher non-deferred expenses.

Operating revenues

Segment operating revenues increased $17.5 million, or 5.8%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to increases in other income and policy fees from the VA line of business. Those increases were partially offset by lower investment income and increased economic cost related to the VA line of business. Average fixed account balances grew 2.3% and average variable account balances grew 35.7% for the six months ended June 30, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $15.7 million, or 8.1%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease was primarily the result of lower credited interest and a $10.7 million favorable change in single premium immediate annuity mortality results. These favorable changes were partially offset by higher realized losses in the market value adjusted line and a $1.8 million unfavorable change in the equity indexed annuity (“EIA”) fair value adjustments. Unfavorable unlocking of $0.6 million was recorded for the six months ended June 30, 2012, as compared to favorable unlocking of $0.9 million for the six months ended June 30, 2011.

Amortization of DAC

The decrease in DAC amortization for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily related to unfavorable DAC unlocking of $1.6 million for the six months ended June 30, 2012, as compared to unfavorable unlocking of $2.9 million for the six months ended June 30, 2011.

Other operating expenses

Other operating expenses increased $6.8 million, or 16.3%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase is due to increased commissions and marketing expenses.

Sales

Total sales decreased $282.3 million, or 15.4%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Sales of variable annuities decreased $36.1 million, or 2.8% for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Sales of fixed annuities decreased by $246.2 million, or 44.4% for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, driven by a decrease in single premium deferred annuity sales.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$34,956	$39,376	(11.2)%	$67,358	$75,480	(10.8)%
Other income	—	1	n/m	1	—	n/m
Total operating revenues	34,956	39,377	(11.2)	67,359	75,480	(10.8)
Realized gains (losses)	(596)	7,044	n/m	1,657	15,656	(89.4)
Total revenues	34,360	46,421	(26.0)	69,016	91,136	(24.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	18,221	19,381	(6.0)	37,178	42,171	(11.8)
Amortization of deferred policy acquisition costs	230	286	(19.6)	426	3,833	(88.9)
Other operating expenses	547	568	(3.7)	1,151	1,139	1.1
Total benefits and expenses	18,998	20,235	(6.1)	38,755	47,143	(17.8)
INCOME BEFORE INCOME TAX	15,362	26,186	(41.3)	30,261	43,993	(31.2)
Less: realized gains (losses)	(596)	7,044		1,657	15,656
OPERATING INCOME	$15,958	$19,142	(16.6)	$28,604	$28,337	0.9

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
GIC	$—	$161,137	n/m %	$26,000	$235,795	(89.0)%
GFA - Direct Institutional	26,500	100,000	(73.5)	176,500	100,000	76.5
	$26,500	$261,137	(89.9)	$202,500	$335,795	(39.7)

Average Account Values	$2,765,761	$2,450,620	12.9	$2,760,966	$2,599,435	6.2
Ending Account Values	$2,676,312	$2,565,235	4.3	$2,676,312	$2,565,235	4.3

Operating Spread
Net investment income yield	5.11%	6.42%		4.88%	5.84%
Interest credited	2.66	3.16		2.69	3.24
Operating expenses	0.12	0.14		0.11	0.37
Operating spread	2.33%	3.12%		2.08%	2.23%

Adjusted operating spread(1)	1.98%	1.97%		1.89%	1.64%

(1)   Excludes participating mortgage loan income and bank loan fee income.

For The Three Months Ended June 30, 2012 as compared to The Three Months Ended June 30, 2011

Segment operating income

Operating income was $16.0 million and decreased $3.2 million, or 16.6%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease in operating earnings resulted from a 79 basis point decrease in the operating spread to 233 basis points for the three months ended June 30, 2012, as compared to an operating spread of 312 basis points for the three months ended June 30, 2011. The operating spread decrease was caused by a $4.7 million reduction in income from participating mortgage loan and bank loan fees, as compared to the second quarter of 2011. The adjusted operating spread, which excludes participating income, remained relatively flat. This variance was partially offset by higher average account values and lower expenses.

Sales

Total sales were $26.5 million for the three months ended June 30, 2012.

For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

Segment operating income

Operating income was $28.6 million and increased $0.3 million, or 0.9%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase in operating earnings resulted primarily from higher account values and lower expenses. We also called certain retail notes, which accelerated DAC amortization of $3.1 million on those called contracts for the six months ended June 30, 2011. Partially offsetting this increase was a 15 basis point decrease in the operating spread to 208 basis points for the six months ended June 30, 2012, as compared to an operating spread of 223 basis points for the six months ended June 30, 2011. The operating spread was negatively impacted by a $4.7 million decrease in participating mortgage loan and bank loan fee income, as compared to the six months ended June 30, 2011. The adjusted operating spread, which excludes participating income, increased 25 basis points over the prior year.

Sales

Total sales were $202.5 million for the six months ended June 30, 2012.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$69,883	$72,333	(3.4)%	$138,819	$143,939	(3.6)%
Reinsurance ceded	(32,214)	(32,253)	(0.1)	(63,687)	(64,066)	(0.6)
Net premiums and policy fees	37,669	40,080	(6.0)	75,132	79,873	(5.9)
Net investment income	5,883	6,788	(13.3)	12,425	13,772	(9.8)
Other income	29,513	22,909	28.8	56,114	44,035	27.4
Total operating revenues	73,065	69,777	4.7	143,671	137,680	4.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	25,247	25,147	0.4	49,295	49,013	0.6
Amortization of deferred policy acquisition costs	8,829	9,927	(11.1)	17,506	20,163	(13.2)
Other operating expenses	32,510	28,722	13.2	65,425	55,722	17.4
Total benefits and expenses	66,586	63,796	4.4	132,226	124,898	5.9
INCOME BEFORE INCOME TAX	6,479	5,981	8.3	11,445	12,782	(10.5)
Less: noncontrolling interests	—	296		—	245
OPERATING INCOME	$6,479	$5,685	14.0	$11,445	$12,537	(8.7)

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Credit insurance	$10,066	$9,650	4.3%	$18,868	$18,416	2.5%
Service contracts	94,122	79,142	18.9	176,922	143,320	23.4
GAP/Other products	15,063	20,116	(25.1)	33,358	37,360	(10.7)
	$119,251	$108,908	9.5	$229,148	$199,096	15.1
Loss Ratios (1)
Credit insurance	30.3%	30.6%		29.4%	33.2%
Service contracts	91.0	85.0		89.0	82.9
GAP/Other products	26.7	22.2		26.7	22.5

(1)   Incurred claims as a percentage of earned premiums

For The Three Months Ended June 30, 2012 as compared to The Three Month Ended June 30, 2011

Segment operating income

Operating income was $6.5 million, representing an increase of $0.8 million, or 14.0%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Service contract earnings increased $1.4 million, or 58.0%, primarily related to higher sales. Credit insurance earnings decreased $0.3 million, primarily due to higher expenses. Earnings from the GAP product line decreased $0.3 million, or 10.7%, primarily due to slightly higher losses.

Net premiums and policy fees

Net premiums and policy fees decreased $2.4 million, or 6.0%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Service contract premiums decreased $1.9 million, or 7.6%, GAP premiums decreased $0.4 million, or 3.9%, and credit insurance premiums decreased $0.1 million, or 2.0%. The decrease in all lines was primarily the result of lower sales in prior years and the related impact on earned premiums.

Other income

Other income increased $6.6 million, or 28.8%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to an increase in 2012 sales reflecting improvement in the U.S. automobile market and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $0.1 million, or 0.4%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. This was due to an increase in GAP claims of $0.4 million, or 16.7%, partially offset by a decrease in service contract claims of $0.2 million, or 1.1%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.1 million, or 11.1%, lower for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to lower earned premiums in the GAP product line. Other operating expenses increased $3.8 million, or 13.2%, for the three months ended June 30, 2012, primarily due to expenses related to new initiatives and increased expenses related to higher sales.

Sales

Total segment sales increased $10.3 million, or 9.5%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Service contract sales increased $15.0 million, or 18.9%, and credit insurance sales increased $0.4 million, or 4.3%. Increases in the service contract and credit lines are attributable to the improvement in auto sales over the prior year and increased market share. Sales in the GAP product line decreased $5.1 million, or 25.1%, primarily due to a change in the mix of GAP business.

For The Six Months Ended June 30, 2012 as compared to The Six Month Ended June 30, 2011

Segment operating income

Operating income was $11.4 million, representing a decrease of $1.1 million, or 8.7%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a $2.0 million legal settlement recorded in the first quarter of 2012. Credit insurance earnings decreased $2.3 million primarily due to the previously mentioned $2.0 million legal settlement. Service contract earnings increased $0.6 million, or 9.5%, primarily related to higher sales.  Earnings from the GAP product line increased $0.6 million, or 11.1% due to lower expenses.

Net premiums and policy fees

Net premiums and policy fees decreased $4.7 million, or 5.9%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Service contract premiums decreased $3.2 million, or 6.5%, GAP premiums decreased $0.8 million, or 3.7%, and credit insurance premiums decreased $0.7 million, or 7.8%. The decrease in all lines was primarily the result of lower sales in prior years and the related impact on earned premiums.

Other income

Other income increased $12.1 million, or 27.4%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to an increase in 2012 sales reflecting improvement in the U.S. automobile market and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $0.3 million, or 0.6%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. This was due to an increase in service contract claims of $0.2 million, or 0.4%, and GAP claims of $0.7 million, or 15.2%, partially offset by a decrease in credit insurance claims of $0.6 million, or 18.2%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $2.7 million, or 13.2%, lower for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to lower earned premiums in the GAP product line.  Other operating expenses increased $9.7 million, or 17.4%, for the six months ended June 30, 2012, primarily due to expenses related to new initiatives, a $2.0 million legal settlement accrual in the first quarter of 2012 and increased expenses related to higher sales.

Sales

Total segment sales increased $30.1 million, or 15.1%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Service contract sales increased $33.6 million, or 23.4%, and credit insurance sales increased $0.5 million, or 2.5%. Increases in the service contract and credit lines are attributable to the improvement in auto sales over the prior year and increased market share. Sales in the GAP product line decreased $4.0 million, or 10.7%, primarily due to a change in the mix of GAP business.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(32,214)	$(32,253)	$(63,687)	$(64,066)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(14,334)	(15,878)	(28,913)	(31,413)
Amortization of deferred policy acquisition costs	(1,957)	(2,122)	(3,982)	(4,343)
Other operating expenses	(1,520)	(1,572)	(2,844)	(3,140)
Total benefits and expenses	(17,811)	(19,572)	(35,739)	(38,896)

NET IMPACT OF REINSURANCE(1)	$(14,403)	$(12,681)	$(27,948)	$(25,170)

(1)   Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended June 30, 2012 as compared to The Three Months Ended June 30, 2011

Reinsurance premiums ceded remained relatively unchanged for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Decreases in ceded credit insurance premiums due to lower sales in prior years were mostly offset by increases in service contract and GAP ceded premiums.

Benefits and settlement expenses ceded decreased $1.5 million, or 9.7%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease was primarily due to lower losses in the service contract line.

Amortization of DAC ceded decreased $0.2 million, or 7.8%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily as the result of decreases in ceded activity in the credit product line. Other operating expenses ceded decreased $0.1 million, or 3.3%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily as a result of decreases in the service contract line.

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

For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

Reinsurance premiums ceded decreased $0.4 million, or 0.6%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease was primarily due to a decline in ceded credit insurance premiums due to lower sales in prior years partially offset by an increase in service contract ceded premiums.

Benefits and settlement expenses ceded decreased $2.5 million, or 8.0%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease was primarily due to lower losses in the service contract line.

Amortization of DAC ceded decreased $0.4 million, or 8.3%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily as the result of decreases in ceded activity in the credit product line. Other operating expenses ceded decreased $0.3 million, or 9.4%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily as a result of decreases in the service contract line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$4,977	$5,445	(8.6)%	$10,143	$11,100	(8.6)%
Reinsurance ceded	(5)	(5)	0.0	(21)	(99)	(78.8)
Net premiums and policy fees	4,972	5,440	(8.6)	10,122	11,001	(8.0)
Net investment income	31,249	31,479	(0.7)	71,294	83,683	(14.8)
Realized gains (losses) - derivatives	—	—		—	—
Other income	574	20,881	(97.3)	36,788	31,197	17.9
Total operating revenues	36,795	57,800	(36.3)	118,204	125,881	(6.1)
Realized gains (losses) - investments	(14,000)	9,308		(30,970)	4,425
Realized gains (losses) - derivatives	(4,024)	(3,322)		(4,019)	(2,650)
Total revenues	18,771	63,786	(70.6)	83,215	127,656	(34.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,256	5,824	(9.8)	11,219	11,647	(3.7)
Amortization of deferred policy acquisition costs	186	352	(47.2)	540	710	(23.9)
Other operating expenses	56,750	47,647	19.1	103,962	99,526	4.5
Total benefits and expenses	62,192	53,823	15.5	115,721	111,883	3.4
INCOME (LOSS) BEFORE INCOME TAX	(43,421)	9,963	n/m	(32,506)	15,773	n/m
Less: realized gains (losses) - investments	(14,000)	9,308		(30,970)	4,425
Less: realized gains (losses) - derivatives	(4,024)	(3,322)		(4,019)	(2,650)
Less: noncontrolling interests	—	—		—	—
OPERATING INCOME (LOSS)	$(25,397)	$3,977	n/m	$2,483	$13,998	(82.3)

For The Three Months Ended June 30, 2012 as compared to The Three Months Ended June 30, 2011

Segment operating income

Corporate and Other segment operating loss was $25.4 million for the three months ended June 30, 2012, as compared to operating income of $4.0 million for the three months ended June 30, 2011. The decrease was primarily due to a $20.6 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. The segment did not generate any gains on these repurchases for the three months ended June 30, 2012, as compared to $20.6 million of pre-tax gains generated during the three months ended June 30, 2011. The remaining variance was primarily due to a $7.2 million deferred issue cost write-off recorded during the second quarter of 2012.

Operating revenues

Net investment income for the segment decreased $0.2 million, or 0.7%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, and net premiums and policy fees decreased $0.5 million, or 8.6%. Other income decreased $20.3 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a $20.6 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $8.4 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a $9.1 million increase in other operating expenses. The increase in other operating expenses reflects a $7.2 million deferred issue cost write-off recorded by the segment.

For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

Segment operating income

Corporate and Other segment operating income was $2.5 million for the six months ended June 30, 2012, as compared to operating income of $14.0 million for the six months ended June 30, 2011. The decrease was primarily due to $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments. In addition, during the second quarter of 2012, we recorded an unfavorable $7.2 million deferred issue cost write-off. Partially offsetting this decrease was a $4.8 million favorable variance related to gains on the repurchase of non-recourse funding obligations. For the six months ended June 30, 2012, $35.5 million of pre-tax gains were generated by repurchases as compared to $30.7 million of pre-tax gains generated during the six months ended June 30, 2011.

Operating revenues

Net investment income for the segment decreased $12.4 million, or 14.8%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, and net premiums and policy fees decreased $0.9 million, or 8.0%. The decrease in net investment income was primarily the result of $8.5 million of pre-tax earnings recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments. In addition, the segment experienced a $2.0 million decrease related to a portfolio of securities designated for trading as compared to the six months ended June 30, 2011. Other income increased $5.6 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a $4.8 million favorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $3.8 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a $4.4 million increase in other operating expenses. The increase in operating expenses reflects a $7.2 million deferred issue cost write-off recorded during the second quarter of 2012, partially offset by a $4.9 million favorable variance related to legal expenses.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of June 30, 2012, our investment portfolio was approximately $35.7 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	June 30, 2012		December 31, 2011
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2012 - $21,338,396; 2011 - $21,195,517)	$23,415,655	65.6%	$22,850,645	65.4%
Privately issued bonds (amortized cost: 2012 - $5,112,417; 2011 - $4,942,443)	5,434,841	15.2	5,132,801	14.7
Fixed maturities	28,850,496	80.8	27,983,446	80.1
Equity securities (cost: 2012 - $355,460; 2011 - $345,874)	350,503	1.0	335,232	1.0
Mortgage loans	5,203,999	14.6	5,353,481	15.3
Investment real estate	20,582	0.1	29,899	0.1
Policy loans	870,775	2.4	879,819	2.5
Other long-term investments	333,358	0.9	257,714	0.7
Short-term investments	89,495	0.2	101,489	0.3
Total investments	$35,719,208	100.0%	$34,941,080	100.0%

Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $43.4 million and $85.8 million of short-term investments classified as trading securities as of June 30, 2012 and December 31, 2011, respectively. The trading portfolio includes invested assets of $3.0 billion and $2.9 billion as of June 30, 2012 and December 31, 2011, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of June 30, 2012, our fixed maturity investment holdings were approximately $28.9 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2012	December 31, 2011
AAA	16.2%	16.5%
AA	7.1	8.0
A	30.3	27.5
BBB	39.2	41.0
Below investment grade	7.2	7.0
	100.0%	100.0%

We use various Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, we use the second-highest convention in assigning the rating. When there are no such published ratings, we assign a rating based on the statutory accounting rating system.

During the six months ended June 30, 2012 and for the year ended December 31, 2011, we did not actively purchase securities below the BBB level in our available-for-sale portfolio.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of June 30, 2012, based upon amortized cost, $45.4 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $26.1 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2012	December 31, 2011
	(Dollars In Millions)
Corporate bonds	$20,903.8	$20,148.4
Residential mortgage-backed securities	2,501.3	2,656.1
Commercial mortgage-backed securities	938.0	741.8
Other asset-backed securities	1,056.3	971.0
U.S. government-related securities	1,629.2	1,771.5
Other government-related securities	166.3	137.9
States, municipals, and political subdivisions	1,655.6	1,556.8
Total fixed income portfolio	$28,850.5	$27,983.5

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $25.8 billion, or 89.5%, of our fixed maturities as “available-for-sale” as of June 30, 2012. These securities are carried at fair value on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 10.5%, of our fixed maturities as of June 30, 2012. Fixed maturities with a fair value of $3.0 billion and short-term investments with a fair value of $43.4 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
AAA	$605,917	$845,498
AA	245,455	267,450
A	799,145	702,889
BBB	1,037,696	909,296
Below investment grade	316,896	211,672
Total Modco trading fixed maturities	$3,005,109	$2,936,805

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of June 30, 2012, were approximately $4.5 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of June 30, 2012. As of June 30, 2012, these holdings were approximately $2.5 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Type	Percentage of Residential Mortgage-Backed Securities
Sequential	38.2%
PAC	29.3
Pass Through	8.8
Other	23.7
100.0%

Rating	Percentage of Residential Mortgage-Backed Securities
AAA	58.0%
AA	0.3
A	1.6
BBB	1.5
Below investment grade	38.6
100.0%

Alt-A Collateralized Holdings

As of June 30, 2012, we held securities with a fair value of $419.7 million, or 1.2% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2011, we held securities with a fair value of $354.8 million supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of June 30, 2012:

Rating	Percentage of Alt-A Securities
A	0.2%
BBB	1.5
Below investment grade	98.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of June 30, 2012:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
A	$1.1	$—	$—	$—	$—	$1.1
BBB	6.1	—	—	—	—	6.1
Below investment grade	412.5	—	—	—	—	412.5
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$419.7	$—	$—	$—	$—	$419.7

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	0.8	—	—	—	—	0.8
Below investment grade	(37.8)	—	—	—	—	(37.8)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(37.0)	$—	$—	$—	$—	$(37.0)

Sub-prime Collateralized Holdings

As of June 30, 2012, we held securities with a total fair value of $0.5 million that were supported by collateral classified as sub-prime. As of December 31, 2011, we held securities with a fair value of $0.1 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of June 30, 2012, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.1 billion, or 5.8%, of total invested assets. As of December 31, 2011, we held securities with a fair value of $2.3 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of June 30, 2012:

Rating	Percentage of Prime Securities
AAA	69.7%
AA	0.4
A	1.8
BBB	1.5
Below investment grade	26.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of June 30, 2012:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$597.1	$86.3	$397.3	$369.3	$—	$1,450.0
AA	7.5	—	—	—	—	7.5
A	38.0	—	—	—	—	38.0
BBB	30.9	—	—	—	—	30.9
Below investment grade	554.8	—	—	—	—	554.8
Total mortgage-backed securities collateralized by prime mortgage loans	$1,228.3	$86.3	$397.3	$369.3	$—	$2,081.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$37.9	$9.5	$24.0	$25.3	$—	$96.7
AA	0.2	—	—	—	—	0.2
A	1.0	—	—	—	—	1.0
BBB	0.9	—	—	—	—	0.9
Below investment grade	(11.9)	—	—	—	—	(11.9)
Total mortgage-backed securities collateralized by prime mortgage loans	$28.1	$9.5	$24.0	$25.3	$—	$86.9

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of June 30, 2012, the CMBS holdings were approximately $938.0 million. As of December 31, 2011, the CMBS holdings were approximately $741.8 million.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of June 30, 2012:

Rating	Percentage of Commercial Mortgage-Backed Securities
AAA	70.3%
AA	9.7
A	20.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of June 30, 2012:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$185.6	$—	$83.7	$235.5	$154.8	$659.6
AA	5.3	—	32.1	43.3	10.2	90.9
A	47.4	5.7	35.4	84.2	14.8	187.5
Total commercial mortgage-backed securities	$238.3	$5.7	$151.2	$363.0	$179.8	$938.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$4.2	$—	$7.9	$20.0	$(0.1)	$32.0
AA	0.1	—	0.9	2.2	0.1	3.3
A	1.5	0.2	2.7	2.3	0.4	7.1
Total commercial mortgage-backed securities	$5.8	$0.2	$11.5	$24.5	$0.4	$42.4

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of June 30, 2012, these holdings were approximately $1.1 billion. As of December 31, 2011, these holdings were approximately $971.0 million.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of June 30, 2012:

Rating	Percentage of Other Asset-Backed Securities
AAA	60.0%
AA	15.7
A	15.3
BBB	0.3
Below investment grade	8.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of June 30, 2012:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$562.7	$2.1	$32.1	$27.0	$10.1	$634.0
AA	166.3	—	—	—	—	166.3
A	33.5	—	—	74.4	53.2	161.1
BBB	3.1	—	—	—	—	3.1
Below investment grade	91.8	—	—	—	—	91.8
Total other asset-backed securities	$857.4	$2.1	$32.1	$101.4	$63.3	$1,056.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$(35.5)	$—	$0.1	$0.4	$0.1	$(34.9)
AA	(17.6)	—	—	—	—	(17.6)
A	(0.6)	—	—	3.9	0.2	3.5
BBB	—	—	—	—	—	—
Below investment grade	(35.8)	—	—	—	—	(35.8)
Total other asset-backed securities	$(89.5)	$—	$0.1	$4.3	$0.3	$(84.8)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of June 30, 2012, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of June 30, 2012	% Fair Value	As of December 31, 2011	% Fair Value
	(Dollars In Thousands)
Banking	$2,337,307	8.1%	$2,283,065	8.2%
Other finance	268,719	0.9	247,963	0.9
Electric	3,804,213	13.2	3,728,692	13.3
Natural gas	2,189,821	7.6	2,266,793	8.1
Insurance	2,343,819	8.1	2,129,102	7.6
Energy	1,717,308	6.0	1,724,043	6.2
Communications	1,229,803	4.3	1,239,770	4.4
Basic industrial	1,223,746	4.2	1,198,172	4.3
Consumer noncyclical	1,478,927	5.1	1,324,561	4.7
Consumer cyclical	829,435	2.9	739,775	2.6
Finance companies	240,227	0.8	220,511	0.8
Capital goods	1,025,233	3.6	935,494	3.3
Transportation	630,607	2.2	622,795	2.2
Other industrial	181,315	0.6	175,700	0.6
Brokerage	556,067	1.9	520,892	1.9
Technology	710,346	2.5	678,869	2.4
Real estate	107,550	0.4	83,208	0.3
Other utility	29,321	0.1	28,974	0.1
Commercial mortgage-backed securities	937,956	3.3	741,807	2.7
Other asset-backed securities	1,056,346	3.7	970,957	3.5
Residential mortgage-backed non-agency securities	1,115,835	3.9	1,220,958	4.4
Residential mortgage-backed agency securities	1,385,478	4.8	1,435,134	5.1
U.S. government-related securities	1,629,179	5.6	1,771,535	6.3
Other government-related securities	166,301	0.6	137,862	0.5
States, municipals, and political divisions	1,655,637	5.6	1,556,814	5.6
Total	$28,850,496	100.0%	$27,983,446	100.0%

Our investments in debt and equity securities are reported at fair value. As of June 30, 2012, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $28.9 billion, which was 10.7% above amortized cost of $26.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2012, our mortgage loan holdings were approximately $5.2 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

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

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2012 and December 31, 2011, our allowance for mortgage loan credit losses was $8.8 million and $6.5 million, respectively. While our mortgage loans do not have quoted market values, as of June 30, 2012, we estimated the fair value of our mortgage loans to be $6.1 billion (using discounted cash flows from the next call date), which was 15% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2012 and December 31, 2011, approximately $860.4 million and $876.8 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $43.6 million will become due in the remaindered of 2012, $1.4 billion in 2013 through 2017, $792.2 million in 2018 through 2022, and $270.0 million thereafter.

As of June 30, 2012, approximately $44.1 million, or 0.12%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of June 30, 2012, $34.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the six months ended June 30, 2012. In addition, we foreclosed on certain nonperforming loans and converted them to $2.2 million of real estate properties during the six months ended June 30, 2012.

As of June 30, 2012, $7.0 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the six months ended June 30, 2012. In addition, we foreclosed on certain nonperforming loans and converted them to $0.5 million of real estate properties during the six months ended June 30, 2012.

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

During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to ultimately dispose of and on which we recorded an other-than-temporary impairment of $1.3 million, were instead retained by us and are included in our fixed maturities as of June 30, 2012. We currently do not have any intent to sell these securities, and do not anticipate being required to sell them.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2012:

Rating	Fair Value	Percent of Market Value
	(Dollars In Thousands)
AAA	$4,079,747	15.8%
AA	1,803,185	7.0
A	7,941,813	30.8
BBB	10,276,588	39.8
Investment grade	24,101,333	93.4
BB	749,997	2.9
B	170,196	0.7
CCC or lower	805,351	3.0
Below investment grade	1,725,544	6.6
Total	$25,826,877	100.0%

Not included in the table above are $2.7 billion of investment grade and $334.1 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2012. The following table includes securities held in our Modco portfolio and summarizes our ten largest maturity exposures to an individual creditor group as of June 30, 2012:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal Home Loan Mortgage Corp.	$242.0	$—	$242.0
Exelon Corp.	215.0	—	215.0
Federal National Mortgage Association	197.7	—	197.7
Comcast Corp.	184.7	—	184.7
Nextera Energy Inc.	183.4	—	183.4
Berkshire Hathaway Inc.	175.8	—	175.8
Verizon Communications Inc.	161.3	—	161.3
Rio Tinto	156.3	—	156.3
JP Morgan Chase and Company	137.5	16.7	154.2
First Energy Corp	152.0	—	152.0

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and six months ended June 30, 2012, we concluded that approximately $13.6 million and $32.4 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $0.1 million and $15.7 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the three and six months ended June 30, 2012, respectively.

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

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2012. As June 30, 2012, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$320.9	$391.2	$712.1
Switzerland	124.0	205.2	329.2
France	99.2	86.8	186.0
Sweden	158.3	—	158.3
Netherlands	94.5	87.2	181.7
Spain	39.2	90.7	129.9
Belgium	—	89.6	89.6
Germany	25.7	58.5	84.2
Ireland	5.6	83.7	89.3
Luxembourg	—	56.9	56.9
Italy	—	41.6	41.6
Norway	—	14.1	14.1
Total securities	867.4	1,205.5	2,072.9
Derivatives:
Germany	17.0	—	17.0
Switzerland	0.2	—	0.2
Total derivatives	17.2	—	17.2
	$884.6	$1,205.5	$2,090.1

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$16,087	$31,787	$(15,700)	$39,271	$37,277	$1,994
Fixed maturity losses - sales	(93)	(1,591)	1,498	(3,231)	(1,786)	(1,445)
Equity gains - sales	148	70	78	148	9,170	(9,022)
Impairments on fixed maturity securities	(13,608)	(9,487)	(4,121)	(32,372)	(15,150)	(17,222)
Modco trading portfolio	56,063	33,603	22,460	74,162	27,954	46,208
Other	(6,612)	(4,952)	(1,660)	(9,031)	(9,226)	195
Total realized gains (losses) - investments	$51,985	$49,430	$2,555	$68,947	$48,239	$20,708

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$69,196	$9,039	$60,157	$35,790	$3,369	$32,421
Equity futures - VA	(220)	(1,503)	1,283	(25,319)	(19,346)	(5,973)
Currency futures - VA	1,764	(199)	1,963	780	(199)	979
Volatility futures - VA	343	—	343	(132)	—	(132)
Volatility swaps - VA	1,063	(917)	1,980	(821)	(3,734)	2,913
Equity options - VA	3,153	(3,982)	7,135	(20,719)	(7,259)	(13,460)
Interest rate swaptions - VA	8,831	—	8,831	5,312	—	5,312
Interest rate swaps - VA	5,954	—	5,954	3,826	—	3,826
Credit default swaps - VA	—	915	(915)	—	915	(915)
Embedded derivative - GMWB	(85,456)	(5,549)	(79,907)	(35,289)	2,575	(37,864)
Total derivatives related to variable annuity contracts	4,628	(2,196)	6,824	(36,572)	(23,679)	(12,893)
Embedded derivative - Modco reinsurance treaties	(48,679)	(29,214)	(19,465)	(37,973)	(21,372)	(16,601)
Interest rate swaps	(2,916)	(2,989)	73	(879)	(2,457)	1,578
Interest rate caps	(351)	—	(351)	(2,515)	—	(2,515)
Credit default swaps	—	2	(2)	—	(221)	221
Other derivatives	(950)	(596)	(354)	(238)	50	(288)
Total realized gains (losses) - derivatives	$(48,268)	$(34,993)	$(13,275)	$(78,177)	$(47,679)	$(30,498)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and six months ended June 30, 2012, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

From time to time, we are required to post and obligated to return collateral related to derivative transactions. As of June 30, 2012, we had posted cash and securities (at fair value) as collateral of approximately $20.2 million and $55.0 million, respectively. As of June 30, 2012, we received $12.0 million of cash as collateral. We do not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and six months ended June 30, 2012, we recognized pre-tax other-than-temporary impairments of $13.6 million and $32.4 million, respectively, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $0.1 million and $15.7 million, respectively, of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded. For the three and six months ended June 30, 2011, we recognized pre-tax other-than-temporary impairments of $9.5 million and $15.2 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars In Millions)
Alt-A MBS	$2.8	$3.9	$4.7	$7.9
Other MBS	5.0	5.6	9.9	6.1
Other corporate bonds	5.8	—	17.8	—
Sub-prime bonds	—	—	—	1.2
Total	$13.6	$9.5	$32.4	$15.2

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2012, we sold securities in an unrealized loss position with a fair value of $17.5 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$10,407	59.6%	$(1,703)	52.7%
>90 days but <= 180 days	4,110	23.5	(835)	25.9
>180 days but <= 270 days	820	4.7	(153)	4.7
>270 days but <= 1 year	845	4.8	(155)	4.8
>1 year	1,289	7.4	(385)	11.9
Total	$17,471	100.0%	$(3,231)	100.0%

For the three and six months ended June 30, 2012, we sold securities in an unrealized loss position with a fair value (proceeds) of $0.3 million and $17.5 million, respectively. The loss realized on the sale of these securities was $0.1 million and $3.2 million, respectively. The $3.2 million loss recognized on available-for-sale securities for the six months ended June 30, 2012, includes a $1.9 million loss on the sale of BNP Paribas and a $1.1 million loss on the sale of Credit Suisse.

For the three and six months ended June 30, 2012, we sold securities in an unrealized gain position with a fair value of $411.8 million and $900.1 million, respectively. The gain realized on the sale of these securities was $16.2 million and $39.4 million, respectively.

The $6.6 million of other realized losses recognized for the three months ended June 30, 2012, consists of an increase in the mortgage loan reserves of $3.8 million, mortgage loan losses of $2.7 million, real estate losses of $0.3 million, and gains on a partnership of $0.2 million. The $9.0 million of other realized losses recognized for the six months ended June 30, 2012, consists of an increase in the mortgage loan reserves of $2.3 million, mortgage loan losses of $6.4 million, real estate losses of $0.4 million, and gains on a partnership of $0.1 million.

For the three and six months ended June 30, 2012, net gains of $56.1 million and $74.2 million, respectively, primarily related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of this amount, approximately $3.0 million and $24.0 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $48.7 million and $38.0 million during the three and six months ended June 30, 2012, respectively. These losses were primarily the result of a decline in treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $0.2 million and $25.3 million, interest rate futures resulted in pre-tax gains of $69.2 million and $35.8 million, currency futures resulted in net pre-tax gains of $1.8 million and $0.8 million, and volatility futures resulted in net pre-tax gains of $0.3 million and net pre-tax losses of $0.1 million for the three and six months ended June 30, 2012, respectively.

We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax gains of $3.2 million and net pre-tax losses of $20.7 million, respectively, and volatility swaps resulted in a net pre-tax gain of $1.1 million and a net pre-tax loss of $0.8 million, respectively, for the three and six months ended June 30, 2012.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. The interest rate swaps resulted in net pre-tax gains of $6.0 million and $3.8 million, respectively, and interest rate swaptions resulted in a net pre-tax gain of $8.8 million and $5.3 million, respectively, for the three and six months ended June 30, 2012.

The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized losses of $85.5 million and $35.3 million for the three and six months ended June 30, 2012, respectively.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $2.9 million and $0.9 million for the three and six months ended June 30, 2012, respectively. The net losses were primarily the result of $0.4 million and $0.3 million, respectively, in realized losses due to interest settlements and $2.5 million and $0.6 million, respectively, in unrealized losses during the three and six months ended June 30, 2012.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $0.4 million and $2.5 million for the three and six months ended June 30, 2012, respectively.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.9 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2012, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $2.4 billion, prior to tax and DAC offsets, as of June 30, 2012, and an overall net unrealized gain of $1.8 billion as of December 31, 2011.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2012, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$670,059	22.5%	$697,669	21.4%	$(27,610)	9.7%
>90 days but <= 180 days	521,613	17.5	571,352	17.5	(49,739)	17.4
>180 days but <= 270 days	173,884	5.8	184,352	5.6	(10,468)	3.7
>270 days but <= 1 year	456,546	15.3	480,043	14.7	(23,497)	8.2
>1 year but <= 2 years	220,566	7.4	247,180	7.6	(26,614)	9.3
>2 years but <= 3 years	56,407	1.9	61,768	1.9	(5,361)	1.9
>3 years but <= 4 years	151,675	5.1	179,017	5.5	(27,342)	9.6
>4 years but <= 5 years	308,846	10.4	352,517	10.8	(43,671)	15.3
>5 years	421,216	14.1	492,661	15.0	(71,445)	24.9
Total	$2,980,812	100.0%	$3,266,559	100.0%	$(285,747)	100.0%

The majority of the unrealized loss as of June 30, 2012 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2011. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of June 30, 2012, the Barclays Investment Grade Index was priced at 198.4 bps versus a 10 year average of 184.1 bps. Similarly, the Barclays High Yield Index was priced at 659.1 bps versus a 10 year average of 638.5 bps. As of June 30, 2012, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.719%, 1.646%, and 2.754%, as compared to 10 year averages of 3.059%, 3.842%, and 4.527%, respectively.

As of June 30, 2012, 39.3% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of June 30, 2012, there were estimated gross unrealized losses of $39.7 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of June 30, 2012, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

For the three and six months ended June 30, 2012, we recorded $13.6 million and $32.4 million of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers or underlying collateral have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2012, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$614,954	20.6%	$656,763	20.1%	$(41,809)	14.6%
Other finance	24,309	0.8	25,629	0.8	(1,320)	0.5
Electric	189,516	6.4	213,431	6.5	(23,915)	8.4
Natural gas	116,299	3.9	128,943	3.9	(12,644)	4.4
Insurance	199,784	6.7	218,333	6.7	(18,549)	6.5
Energy	—	0.0	—	0.0	—	0.0
Communications	47,738	1.6	55,735	1.7	(7,997)	2.8
Basic industrial	150,783	5.1	157,509	4.8	(6,726)	2.4
Consumer noncyclical	—	0.0	—	0.0	—	0.0
Consumer cyclical	44,957	1.5	48,631	1.5	(3,674)	1.3
Finance companies	50,567	1.7	55,465	1.7	(4,898)	1.7
Capital goods	55,106	1.8	60,775	1.9	(5,669)	2.0
Transportation	19,874	0.7	19,990	0.6	(116)	0.0
Other industrial	9,291	0.3	10,970	0.3	(1,679)	0.6
Brokerage	75,400	2.5	79,503	2.4	(4,103)	1.4
Technology	21,317	0.7	21,874	0.7	(557)	0.2
Real estate	1,031	0.0	1,064	0.0	(33)	0.0
Other utility	—	0.0	—	0.0	—	0.0
Commercial mortgage-backed securities	85,756	2.9	87,069	2.7	(1,313)	0.5
Other asset-backed securities	685,759	23.0	779,322	23.9	(93,563)	32.7
Residential mortgage-backed non-agency securities	562,379	18.9	619,406	19.0	(57,027)	20.0
Residential mortgage-backed agency securities	10,620	0.4	10,629	0.3	(9)	0.0
U.S. government-related securities	—	0.0	—	0.0	—	0.0
Other government-related securities	14,863	0.5	15,000	0.5	(137)	0.0
States, municipals, and political divisions	509	0.0	518	0.0	(9)	0.0
Total	$2,980,812	100.0%	$3,266,559	100.0%	$(285,747)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	June 30, 2012	December 31, 2011

Banking	14.6%	28.2%
Other finance	0.5	0.6
Electric	8.4	6.0
Natural gas	4.4	1.6
Insurance	6.5	7.9
Energy	0.0	1.2
Communications	2.8	2.0
Basic industrial	2.4	2.0
Consumer noncyclical	0.0	0.1
Consumer cyclical	1.3	1.8
Finance companies	1.7	1.9
Capital goods	2.0	2.0
Transportation	0.0	0.0
Other industrial	0.6	0.6
Brokerage	1.4	3.0
Technology	0.2	0.7
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.5	0.9
Other asset-backed securities	32.7	20.3
Residential mortgage-backed non-agency securities	20.0	19.1
Residential mortgage-backed agency securities	0.0	0.1
U.S. government-related securities	0.0	0.0
Other government-related securities	0.0	0.0
States, municipals, and political divisions	0.0	0.0
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of June 30, 2012, varies, with 21.3% maturing in less than 5 years, 17.9% maturing between 5 and 10 years, and 60.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2012:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$1,044,781	35.1%	$1,110,789	34.0%	$(66,008)	23.1%
BBB	766,905	25.7	813,202	24.9	(46,297)	16.2
Investment grade	1,811,686	60.8	1,923,991	58.9	(112,305)	39.3
BB	361,281	12.1	409,100	12.5	(47,819)	16.7
B	120,489	4.0	128,669	3.9	(8,180)	2.9
CCC or lower	687,356	23.1	804,799	24.7	(117,443)	41.1
Below investment grade	1,169,126	39.2	1,342,568	41.1	(173,442)	60.7
Total	$2,980,812	100.0%	$3,266,559	100.0%	$(285,747)	100.0%

As of June 30, 2012, we held a total of 317 positions that were in an unrealized loss position. Included in that amount were 167 positions of below investment grade securities with a fair value of $1.2 billion. Total unrealized losses related to below investment grade securities were $173.4 million, of which $128.7 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 3.3% of invested assets.

As of June 30, 2012, securities in an unrealized loss position that were rated as below investment grade represented 39.2% of the total fair value and 60.7% of the total unrealized loss. We do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of June 30, 2012, total unrealized losses for all securities in an unrealized loss position for more than twelve months were

$174.4 million. A widening of credit spreads is estimated to account for unrealized losses of $384.0 million, with changes in treasury rates offsetting this loss by an estimated $209.6 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of June 30, 2012, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 3.06 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2012:

Non-agency RMBS portolio	Weighted-Average Life

Prime	2.29
Alt-A	4.86

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2012:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$258,421	22.1%	$278,800	20.8%	$(20,379)	11.7%
>90 days but <= 180 days	49,482	4.2	55,765	4.2	(6,283)	3.6
>180 days but <= 270 days	73,160	6.3	81,115	6.0	(7,955)	4.6
>270 days but <= 1 year	70,931	6.1	81,062	6.0	(10,131)	5.8
>1 year but <= 2 years	123,253	10.5	137,796	10.3	(14,543)	8.4
>2 years but <= 3 years	56,407	4.8	61,768	4.6	(5,361)	3.1
>3 years but <= 4 years	70,391	6.0	91,595	6.8	(21,204)	12.2
>4 years but <= 5 years	224,343	19.2	254,708	19.0	(30,365)	17.5
>5 years	242,737	20.8	299,958	22.3	(57,221)	33.1
Total	$1,169,125	100.0%	$1,342,567	100.0%	$(173,442)	100.0%

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

Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2012, we had an outstanding balance of $200.0 million (at an average borrowing rate of 13 basis points) related to such borrowings. For the six months ended June 30, 2012, we had a maximum balance outstanding of $390.6 million related to these programs. The average daily balance was $279.3 million (at an average borrowing rate of 12 basis points) during the six months ended June 30, 2012.

We have a repurchase program, in which it may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2012, the fair value of securities pledged under the repurchase program was $222.0 million and the repurchase obligation of $200.0 million was included in our consolidated condensed balance sheets. As of December 31, 2011, we did not have a balance for its repurchase program.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement that was in effect as of June 30, 2012 (the “Credit Facility”), we had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. We had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. There was an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of June 30, 2012. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2012.

Subsequent to the current period, on July 17, 2012 we replaced the Credit Facility with a new credit facility (“2012 Credit Facility”). Under the 2012 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017.

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

We held $64.6 million of FHLB common stock as of June 30, 2012, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2012, we had $951.5 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of June 30, 2012, we reported approximately $634.3 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of June 30, 2012, $385.2 million of these ARS were AAA rated and the remaining $249.1 million were AA rated. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of June 30, 2012, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $59.3 million and $42.7 million was recorded as of June 30, 2012 and December 31, 2011, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of June 30, 2012, our total cash, cash equivalents, and invested assets were $35.9 billion. The life insurance subsidiaries were committed as of June 30, 2012, to fund mortgage loans in the amount of $181.6 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $207.1 million in cash and short-term investments as of June 30, 2012, and we held $60.8 million in cash available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2012	2011
	(Dollars In Thousands)

Net cash provided by operating activities	$151,711	$254,835
Net cash (used in) provided by investing activities	(84,361)	34,671
Net cash used in financing activities	(114,771)	(134,721)
Total	$(47,421)	$154,785

 For The Six Months Ended June 30, 2012 as compared to The Six Months Ended June 30, 2011

Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from investments exceed policy acquisition costs, benefits paid, redemptions, and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products.  Accordingly, in analyzing our cash flows we focus on the change in the amount of cash available and used in investing activities.

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.

Net cash used in financing activities - Changes in cash from financing activities included a $200.0 million increase in our repurchase program borrowings as compared to 2011 and $98.7 million outflows of investment product and universal life net activity, as compared to $40.9 million of inflows in the prior year. Net activity related to credit facility repayment of borrowings and subordinated debt issuance equaled $19.2 million for the six months ended June 30, 2012, as compared to net repayment of borrowings of $7.0 million for the six months ended June 30, 2011, primarily due to the issuance of new subordinated debentures. See Capital Resources for additional information. We repurchased $110.8 million of non-recourse funding obligations during the six months ended June 30, 2012, as compared to $94.1 million during 2011.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

Under a revolving line of credit arrangement that was in effect as of June 30, 2012 (the “Credit Facility”), we had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. We had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or LIBOR, plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we were liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. There was an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of June 30, 2012. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2012.

Subsequent to the current period, on July 17, 2012 we replaced the Credit Facility with the new 2012 Credit Facility. Under the 2012 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of our senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017.

During 2012, we issued $287.5 million of Subordinated Debentures due in 2042.  These Subordinated Debentures were offered and sold pursuant to our shelf registration statement on Form S-3. We used the net proceeds from the offering to call $103.1 million of Subordinated Debentures due 2031, $118.6 million of Subordinated Debentures due in 2032 and $75.0 million of Capital Securities due in 2066 at par value. The transaction resulted in an expense of $7.2 million related to the write off of deferred issue costs associated with the called Debentures.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of June 30, 2012. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of June 30, 2012. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of June 30, 2012, securities related to $297.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $278.0 million of the non-recourse funding obligations were held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $560 million as of June 30, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, and subsequently amended and restated as of October 1, 2011.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2012 and was $555 million as of June 30, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement originally effective October 1, 2010, which was subsequently amended and restated as of July 1, 2011.

During the first quarter of 2012, we repurchased approximately 934,004 shares of the Company, at a total cost of approximately $26.0 million. During the second quarter of 2012, we repurchased approximately 1,028,825 shares, at a total cost of approximately $26.8 million. Future repurchase activity under the program will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2012, we ceded premiums to third party reinsurers amounting to $344.7 million and $649.2 million, respectively. In addition, we had receivables from reinsurers amounting to $5.7 billion as of June 30, 2012. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of June 30, 2012:

Ratings	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—

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

As of June 30, 2012, we had policy liabilities and accruals of approximately $22.5 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.59%.

Contractual Obligations

We enter into various obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed solely based upon an analysis of these obligations. The most significant factors affecting our future cash flows are our ability to earn and collect cash from our customers, and the cash flows arising from our investment program. Future cash outflows, whether they are contractual obligations or not, will also vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates, market performance, or surrender provisions. Many of our obligations are linked to cash-generating contracts. In addition, our operations involve significant expenditures that are not based upon contractual obligations. These include expenditures for income taxes and payroll.

As of June 30, 2012, we carried a $33.9 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$2,596,214	$500,433	$304,650	$144,900	$1,646,231
Non-recourse funding obligations(2)	427,119	3,250	6,499	6,499	410,871
Subordinated debt securities(3)	1,678,071	33,346	66,691	66,691	1,511,343
Stable value products(4)	2,773,331	964,155	1,120,870	671,112	17,194
Operating leases(5)	25,682	9,180	11,237	5,265	—
Home office lease(6)	76,137	704	75,433	—	—
Mortgage loan and investment commitments	190,367	190,367	—	—	—
Repurchase program borrowings(7)	200,002	200,002	—	—	—
Policyholder obligations(8)	26,894,369	2,492,233	3,481,278	2,856,028	18,064,830
Total	$34,861,292	$4,393,670	$5,066,658	$3,750,495	$21,650,469

(1)        Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(2)        Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(3)        Subordinated debt securities includes all principal amounts and interest payments due over the term of the obligations.

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

(7)        Represents secured borrowings as part of our repurchase program as well as related interest.

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

Our funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as we may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. We may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%. During the six months ended June 30, 2012, we contributed $10.6 million to the defined benefit pension plan. We have not yet determined the total amount we will fund for the remainder of 2012, but we estimate that the amount will be between $5 million and $15 million (range includes contributions already made subsequent to June 30, 2012).

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 could impact our defined benefit plan contributions.  We are evaluating the impact this change will have on future contributions.

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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of June 30, 2012, $920.0 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of June 30, 2012, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $18.4 million and $516.6 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of June 30, 2012, the Level 3 fair value of these liabilities was $134.6 million.

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

Of our $938.4 million, or 2.5% of total assets (measured at fair value on a recurring basis), classified as Level 3 assets, $649.7 million were ABS. Of this amount, $607.4 million were student loan related ABS and $42.3 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$277.7
2003	114.1
2004	115.1
2005	9.6
2006	22.5
2007	110.7
Total	$649.7

The ABS was rated as follows: $514.7 million were AAA rated, $108.3 million were AA rated, and $26.7 million were A rated. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As June 30, 2012, we had outstanding mortgage loan commitments of $181.6 million at an average rate of 5.44%.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards. Included below, is accounting pronouncement ASU No. 2010-26 that we adopted as of January 1, 2012.

ASU No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update was effective for us on January 1, 2012. We retrospectively adopted this Update, which resulted in a reduction in our deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs deferred. For additional information on the effect this Update had on our statements, see Note 5, Deferred Acquisition Costs and Value of Business Acquired.

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

In 2011, the NAIC announced more focused industry inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, and reinsurance. In addition, the NAIC has been studying the reserving for universal life policies with secondary guarantees (“ULSG”), as defined in Actuarial Guideline XXXVIII (“AG38”). In January 2012, a subgroup of the NAIC approved a Draft Bifurcated Approach to AG38 (“Draft Bifurcated Approach”) that proposes revisions to reserving for ULSG products, applicable to both existing business and new business. Revisions to the Draft Bifurcated Approach were released in July 2012 and final adoption is expected in August 2012. The NAIC also continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. We cannot provide any estimate as to what impact these more focused inquires or proposed changes, if they occur, will have on our reserve and capital requirements.

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

The Company acquired United Investors Life Insurance Company (“United Investors”) and completed an unrelated reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence on these businesses before completing the acquisitions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative system and processes of these businesses were effective. As of January 1, 2012, the Company has integrated the United Investors block of business into its own control structure. As of June 30, 2012, the Company has integrated certain functions related to the Liberty Life block of business into its own control structure. Management has also reviewed the administrative systems and processes relating to the services being provided by third parties, including reliance on SSAE 16 procedures performed for certain functions related to the blocks of life and health business reinsured from Liberty Life. For the six months ended June 30, 2012, the Company recorded revenues and pre-tax income of $123.1 million and $24.2 million, respectively, as a result of the reinsurance transaction with Liberty Life.

(b)                                 Changes in internal control over financial reporting

During the six months ended June 30, 2012, the Company completed the conversion of administrative processing and integration into its internal controls over financial reporting for the United Investors block of business.

Other than the integration of the United Investors block of business, there have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

Although some NAIC pronouncements, particularly as they affect accounting and reserving issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that are effective immediately without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting or actuarial issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

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

A number of U.S. jurisdictions are auditing certain of the Company’s subsidiaries for compliance with unclaimed property laws. The New York Insurance Department has issued a letter, and adopted a regulation requiring life insurers doing business in New York, which includes certain of the Company’s subsidiaries, to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where amounts under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. Life insurance industry associations and regulatory associations are also considering these matters. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (“Model Act”) and legislation has been enacted in several states that is substantially similar to the Model Act adopted by NCOIL. As proposed, the Model Act would impose new requirements on insurers to periodically compare their in-force life insurance annuity contracts and retained asset accounts against the Death Master File, investigate any identified matches to confirm the death, and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Model Act. The Company cannot predict whether such legislation will be proposed or enacted.

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

Certain equity and debt securities policies, contracts, and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker dealers and investment advisors, including the Company’s affiliated broker dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigations may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company may also be subject to regulation by governments of the countries in which it currently, or may in the future, do business, as well as regulation by the U.S. Government with respect to its operations in foreign countries, such as the Foreign Corrupt Practices Act.  Penalties for violating the various laws governing the Company’s business in other countries can include fines and imprisonment, both within the U.S. and abroad.  U.S. enforcement of anti-corruption laws continues to increase in magnitude, and penalties may be substantial.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting and reserving practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a recently enacted statute in Alabama where over 50% of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

Interest rate fluctuations and sustained periods of low interest rates could negatively affect the Company’s interest earnings and spread income, or otherwise impact its business.

Significant changes in interest rates expose the Company to the risk of not earning anticipated interest on products without significant account balances, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on in-force policies and contracts that have significant account balances. Both rising and declining interest rates as well as sustained periods of low interest rates can negatively affect the Company’s interest earnings and spread income.

Lower interest rates may also result in lower sales of certain of the Company’s life insurance and annuity products. Additionally, during periods of declining or low interest rates, certain previously issued life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when the Company’s investments earn lower returns. Certain of the Company’s life insurance and annuity products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income or may earn less interest on its investments than it is required to credit to policy holders should interest rates decrease significantly and/or remain low for sustained periods. Additionally, the profitability of certain of the Company’s life insurance products that do not have significant account balances could be reduced should interest rates decrease significantly and/or remain low for sustained periods.

The Company’s expectation for future interest earnings and spreads is an important component in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and significantly lower interest earnings or spreads may cause it to accelerate amortization, thereby reducing net income in the affected reporting period.  Sustained periods of low interest rates could also result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with the Company’s products.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer

The following table summarizes the Company’s repurchases of its common stock:

			Total Number	Approximate
			of Shares	Value of
			Purchased as	Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Program
	(Dollars In Thousands, Except Share Amounts)
January 1, 2012 through January 31, 2012	—	$—	—	$275,809
February 1, 2012 through February 29, 2012	499,326	$27.94	499,326	$261,858
March 1, 2012 through March 31, 2012	434,678	$27.67	434,678	$249,832
April 1, 2012 through April 30, 2012	—	$—	—	$249,832
May 1, 2012 through May 31, 2012	525,868	$26.03	525,868	$236,146
June 1, 2012 through June 30, 2012	502,957	$26.02	502,957	$223,057
Total	1,962,829	$26.88	1,962,829	$223,057

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

•                  During the second quarter of 2012, the Company repurchased approximately 1,028,825 shares, at a total cost of approximately $26.8 million.

The October 2011 authorization extends through December 31, 2014. Future repurchase activity will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

Item 6.         Exhibits

Item
Number		Document

*10(a)†		The Company’s Long-Term Incentive Plan, Amended and Restated as of May 14, 2012, filed herewith.

*10(a)(3)†		The Company’s Annual Incentive Plan, Amended and Restated as of May 14, 2012, filed herewith.

*10(i)

Credit Agreement, dated as of July 17, 2012 among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Adminstrative Agent, and Wells Fargo, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 23, 2012.  (No. 001-11339)

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

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statement of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowners’ Equity, (v) the Consolidated Condensed Statement of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

*                                         Incorporated by Reference

†                                         Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: August 8, 2012	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer