Form 10-K
period 2012-12-31
PROTECTIVE LIFE CORP
filed 2013-02-28
CIK 355429

Use these links to rapidly review the document

Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 001-11339

PROTECTIVE LIFE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-2492236 (IRS Employer Identification Number)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 Par Value PLC Capital Trust V 6.125% Trust Originated Preferred Securities, including the Guarantee of Protective Life Corporation	New York Stock Exchange New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2012: $2,324,425,556

         Number of shares of Common Stock, $0.50 Par Value, outstanding as of February 13, 2013: 78,144,293

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement prepared for the 2013 annual meeting of shareowners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2012

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

        The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above (including interest on certain corporate debt). This segment also includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The Company periodically evaluates operating segments, as prescribed in the Accounting Standard Codification ("ASC" or "Codification") Segment Reporting Topic, and makes adjustments to our segment reporting as needed.

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

Life Marketing

        The Life Marketing segment markets universal life ("UL"), variable universal life, bank-owned life insurance ("BOLI"), and level premium term insurance ("traditional") products on a national basis, primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

        The following table presents the Life Marketing segment's sales measured by new premium:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2008	$158
2009	163
2010	171
2011	133
2012	121

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

        The Company's fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period. Contract values for these annuities are "market-value adjusted" upon surrender prior to maturity. In certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates. The Company's fixed annuities also include single premium deferred annuities, single premium immediate annuities, and indexed annuities. Equity indexed annuities have not been actively marketed since the second quarter of 2009. The Company's variable annuities offer the policyholder the opportunity to invest in various investment accounts and offer optional features that guarantee the death and withdrawal benefits of the underlying annuity.

        The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed and variable annuity sales:

For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2008	$2,160	$452	$2,612
2009	1,225	796	2,021
2010	930	1,715	2,645
2011	1,032	2,349	3,381
2012	592	2,735	3,327

Stable Value Products

        The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the "fixed rate" investment option in a 401(k) plan compared to the equity-based investment options available to plan participants. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the "SEC") which offered notes to both institutional and retail investors.

        The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts, as opposed to solely meeting the needs of the buyer. The Company's emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs. Most GICs and funding agreements written by the Company have maturities of one to ten years.

        The following table presents Stable Value Products sales:

For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2008	$166	$1,803	$1,969
2009	—	—	—
2010	133	625	758
2011	499	300	799
2012	400	222	622

Asset Protection

        The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles ("RV"). In addition, the segment markets a guaranteed asset protection ("GAP") product. GAP coverage covers the difference between the loan pay-off amount and an asset's actual cash value in the case of a total loss. The segment's products are primarily marketed through a national network of approximately 8,000 automobile, marine, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.

        The following table presents the insurance and related product sales measured by new revenue:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2008	$411
2009	305
2010	343
2011	416
2012	451

        In 2012, approximately 95.9% of the segment's sales were through the automobile, marine, and RV dealer distribution channel and approximately 78.4% of the segment's sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

Corporate and Other

        The Corporate and Other segment primarily consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above (including interest on certain corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The earnings of this segment may fluctuate from year to year.

Investments

        As of December 31, 2012, the Company's investment portfolio was approximately $36.9 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 4, Investment Operations, Note 21, Derivative Financial Instruments to consolidated financial statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table presents the investment results from continuing operations of the Company:

				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
For The Year Ended December 31,		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2008	$27,003,687	$1,675,164	5.8%	$116,657	$(584,492)
2009	29,547,513	1,665,036	5.9	(177,953)	120,149
2010	31,970,632	1,683,676	5.4	(138,249)	112,856
2011	35,558,958	1,820,643	5.3	(155,251)	187,473
2012	37,640,971	1,862,332	4.9	(238,480)	172,149

Mortgage Loans

        The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2012, the Company's mortgage loan holdings were approximately $5.0 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in its view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated primarily with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which the Company has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. For more information regarding the Company's investment in mortgage loans, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5, Mortgage Loans to the consolidated financial statements included herein.

Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of December 31, 2012:

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

Life Insurance In-Force

        The following table presents life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
New Business Written
Life Marketing	$20,488,483	$19,357,654	$30,626,739	$50,621,394	$57,534,379
Asset Protection	1,013,484	1,093,770	1,191,268	1,376,012	2,077,540

Total	$21,501,967	$20,451,424	$31,818,007	$51,997,406	$59,611,919

Business Acquired Acquisitions	$—	$16,233,361	$13,185,627	$—	$—

Insurance In-Force at End of Year(1)
Life Marketing	$521,829,874	$541,899,176	$552,590,776	$553,799,195	$544,248,010
Acquisitions	212,812,930	217,216,920	217,101,363	218,271,519	227,708,203
Asset Protection	2,243,597	2,367,047	2,625,886	3,019,142	3,651,779

Total	$736,886,401	$761,483,143	$772,318,025	$775,089,856	$775,607,992

(1)
Reinsurance assumed has been included, reinsurance ceded (2012—$444,950,866; 2011—$469,530,487; 2010—$495,056,077; 2009—$515,136,471; 2008—$540,561,213) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

As of December 31,	Ratio of Voluntary Termination
2008	4.7%
2009	4.9
2010	4.8
2011	5.0
2012	5.0

Investment Products In-Force

        The amount of investment products in-force is measured by account balances. The following table includes the stable value product segment, acquisitions segment, and annuity segment account balances. A majority of the variable annuity account balances are reported in the Company's financial statements as liabilities related to separate accounts.

As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2008	$4,960,405	$9,155,032	$2,229,865
2009	3,581,150	9,619,307	3,240,190
2010	3,076,233	10,139,687	5,622,111
2011	2,769,510	10,436,281	7,252,526
2012	2,510,559	10,107,365	10,152,515

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

        The Company's maximum retention limit is $2,000,000 for any one life on certain of its traditional life and universal life products.

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

        For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded a significant percentage, approximately 90%, of its newly written traditional life insurance business on a first dollar quota share basis under coinsurance contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to YRT reinsurance. The amount of insurance retained on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention was increased to amounts up to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies.

        For approximately 15 years prior to 2012, the Company reinsured 90% of the mortality risk on the majority of its newly written universal life insurance on a YRT basis. During 2012, the Company moved to reinsure only amounts in excess of its $2,000,000 retention for the majority of its newly written universal life insurance.

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

Federal Taxes

        Existing laws and regulations affect the taxation of the Company's products. Income taxes that would otherwise be payable by policyholders on investment income inside certain types of insurance and annuity policies are deferred during these products' accumulation period. This favorable tax treatment gives certain of the Company's products a competitive advantage over non-insurance products. If the individual income tax is revised such that there is an elimination or scale-back of the tax-deferred status of certain of the Company's products, or competing products are granted a tax-deferred status, then the relative attractiveness of the Company's products may be reduced or eliminated.

        Life insurance products are often used to fund estate tax obligations. Since 2001, the estate tax has changed significantly. From 2000 to 2009, its highest marginal rate graded down from 55 percent to 45 percent, and there were significant changes in its key provisions. In 2010, the estate tax was completely eliminated. It was reinstated in 2011, but at lower rates and significantly-changed terms from what existed prior to 2001. In early 2013, The American Tax Relief Act of 2012 was enacted. It provides that an estate is taxable only if its net value exceeds $5 million. This $5 million floor is indexed for inflation and any unused portion may be transferable. The highest marginal tax rate is 40 percent. Although it is subject to change, as is any existing law, by its terms this new estate tax does not have a schedule of changing rates, significantly-changing terms, or a sunset date. Nevertheless, if this tax is significantly reduced or eliminated again in the future, the demand for certain life insurance products could be adversely affected.

        The Company is subject to the corporate income tax. It currently benefits from certain special tax benefits, such as certain deductions relating to its variable products' separate accounts and its future policy benefits and claims. Due to a number of factors, such as the current large government budget deficits and the resulting proposals to reduce these deficits, tax legislation could be enacted that would cause the Company to lose some or all of these deductions and therefore incur additional income tax expense.

        The Company's insurance subsidiaries are taxed in a manner similar to other companies in its industry. Certain restrictions apply to the consolidation of recently-acquired life insurance companies into the Company's consolidated income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses can cause the Company's income tax expense to increase.

        There is general uncertainty regarding the taxes to which the Company and its products will be subject to in the future. The Company cannot predict what changes to tax law or interpretations of existing tax law will occur.

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

        The Company's move away from reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes, but an increase in deferred taxes. The Company allocates the benefits of reduced current taxes to the Life Marketing and Acquisition segments and the profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations and the Company's ability to generate future taxable income.

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

Risk Management

        Risk management is a critical part of the Company's business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, and technology development projects. The Company's risk management office, under the direction of the Chief Risk Officer, along with other departments, management groups and committees, have responsibilities for managing different risks throughout the Company. Risk management includes the assessment of risk, a decision process to determine which risks are acceptable and the ongoing monitoring and management of identified risks. The primary objective of these risk management processes is to determine the acceptable level of variations the Company experiences from its expected results and to implement strategies designed to limit such variations to these levels.

Regulation

        The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners ("NAIC"). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company's domiciliary state regulator.

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

        In addition, many states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where PLICO is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. Recently, Nebraska, where one of the Company's insurance subsidiaries is domiciled, adopted new holding company legislation. If additional state legislatures in states in which the Company's insurance subsidiaries are domiciled adopt new regulations, the subsidiaries will be subject to increased reporting requirements.

        The states in which the Company's insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries' ability to pay dividends to the Company. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2013 is estimated to be $469.3 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

        State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer. The NAIC may also be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries), under which U.S. insurers must operate. Changes in laws and regulations, or in interpretations thereof, as well as initiatives or regulatory structures or schemes of international regulatory bodies, applicable to the Company could have a significant adverse impact on the Company. Some NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Also, regulatory actions with prospective impact can potentially have a significant adverse impact on currently sold products.

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

        The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 ("the Healthcare Act"). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that are, or are deemed to be, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company's expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company's ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Healthcare Act, or any regulatory pronouncement made thereunder, could have a significant impact on the Company.

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

        Dodd-Frank also created the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the U.S. Commodity Futures Trading Commission. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB. In addition, Dodd-Frank includes a new framework of regulation of over-the-counter ("OTC") derivatives markets which will require clearing of certain types of transactions currently traded OTC by the Company. The Company uses derivatives to mitigate a wide range of risks in connection with its business, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could have an impact on the Company.

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

        Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and because the Company owns and operates real property, state, federal, and local environmental laws.

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

        As of December 31, 2012, the Company had approximately 2,284 employees, of which 2,270 were full-time and 14 were part-time employees. Included in the total were approximately 1,329 employees in Birmingham, Alabama, of which 1,322 were full-time and 7 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2012 was approximately $11.9 million. In addition, substantially all of the employees are covered by a defined benefit pension plan and 401(k) Plan. The Company matches employee contributions to its 401(k) Plan. See Note 13, Stock-Based Compensation and Note 14, Employee Benefit Plans to consolidated financial statements for additional information.

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

        The Company also has available copies of the Company's Proxy Statement and the 2012 Annual Report to Shareowners which will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Shareowner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, Fax (205) 268-5547.

        The Company has adopted a Code of Business Conduct, which applies to all directors, officers and employees of the Company and its wholly owned subsidiaries. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers (including the Chief Financial Officer and Chief Accounting Officer) of the Company and its subsidiaries. The Code of Conduct is available on the Company's website, www.protective.com.

Executive Officers

        As of February 28, 2013, the Company's executive officers were as follows:

Name	Age	Position
John D. Johns	61	Chairman of the Board, President, Chief Executive Officer and a Director
Richard J. Bielen	52	Vice Chairman and Chief Financial Officer
Carolyn M. Johnson	52	Executive Vice President, Chief Operating Officer
Deborah J. Long	59	Executive Vice President, Secretary and General Counsel
Michael Temple	50	Executive Vice President, Chief Risk Officer
Carl S. Thigpen	56	Executive Vice President, Chief Investment Officer
D. Scott Adams	48	Senior Vice President, Chief Human Resources Officer
M. Scott Karchunas	46	Senior Vice President, Asset Protection Division
Carolyn King	62	Senior Vice President, Acquisitions and Corporate Development
Steven G. Walker	53	Senior Vice President, Controller and Chief Accounting Officer
Judy Wilson	54	Senior Vice President, Stable Value Products

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

        Mr. Temple has been Executive Vice President and Chief Risk Officer of the Company since December 2012. Prior to joining the Company, Mr. Temple served as Senior Vice President and Chief Risk Officer at Unum Group in Chattanooga, Tennessee.

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

        Mr. Adams has been Senior Vice President and Chief Human Resources Officer of the Company since April 2006.

        Mr. Karchunas has been Senior Vice President, Asset Protection Division, of the Company since January 2013. From June 2009 to January 2013, Mr. Karchunas served as Senior Vice President, Sales and Marketing, Asset Protection Division. Mr. Karchunas has been employed by the Company and its subsidiaries since 1988.

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

        While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made catastrophe, pandemic, malicious act, terrorist act, or the occurrence of climate change, could adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company's financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. The Company's risk management efforts and other precautionary plans and activities may not adequately predict the impact on the Company from such events.

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

        The Company's results may fluctuate from period to period due to fluctuations in the amount of policy claims received. In addition, certain of the Company's lines of business may experience higher claims if the economy is growing slowly or in recession, or if equity markets decline. Also, insofar as the Company continues to retain a larger percentage of the risk of newly written life insurance products than it has in the past, its financial results may have greater variability due to fluctuations in mortality results.

A ratings downgrade or other negative action by a ratings organization could adversely affect the Company.

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including the Company's insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company's securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company's insurance products and services in order to remain competitive; and adversely affecting the Company's ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

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

        In the conduct of business, the Company makes certain assumptions regarding mortality, morbidity, persistency, expenses, interest rates, equity market volatility, tax liability, business mix, frequency and severity of claims, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company's balance sheet. These assumptions are used in the operation of the Company's business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company's actual experience, as well as changes in estimates, is used to prepare the Company's financial statements. To the extent the Company's actual experience and changes in estimates differ from original estimates, the Company's financial condition may be affected.

        Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience may differ from expectations. In addition, continued activity in the viatical, stranger-owned, and/or life settlement industry could cause the Company's level of lapses to differ from its assumptions about persistency and lapses, which could negatively impact the Company's performance.

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

Interest rate fluctuations and sustained periods of low interest rates could negatively affect the Company's interest earnings and spread income, or otherwise impact its business.

        Significant changes in interest rates expose the Company to the risk of not earning anticipated interest on products without significant account balances, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on in-force policies and contracts that have significant account balances. Both rising and declining interest rates as well as sustained periods of low interest rates can negatively affect the Company's interest earnings and spread income.

        Lower interest rates may also result in lower sales of certain of the Company's life insurance and annuity products. Additionally, during periods of declining or low interest rates, certain previously issued life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when the Company's investments earn lower returns. Certain of the Company's life insurance and annuity products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income or may earn less interest on its investments than it is required to credit to policy holders should interest rates decrease significantly and/or remain low for sustained periods. Additionally, the profitability of certain of the Company's life insurance products that do not have significant account balances could be reduced should interest rates decrease significantly and/or remain low for sustained periods.

        The Company's expectation for future interest earnings and spreads is an important component in amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA") and significantly lower interest earnings or spreads may cause it to accelerate amortization, thereby reducing net income in the affected reporting period. Sustained periods of low interest rates could also result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with the Company's products.

        Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed income securities within the Company's investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company's financial condition and results of operations.

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

        The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument or, in reaction to extreme credit, equity market and/or interest rate levels or volatility. Additionally, the Company's estimates and assumptions made in connection with its use of any derivative financial instrument may fail to reflect or correspond to its actual long-term exposure in respect to identified risks. Derivative financial instruments held or purchased by the Company may also otherwise be insufficient to hedge the risks in relation to the Company's obligations. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The Company is also exposed to the risk that its use of derivative financial instruments within its risk management strategy may not be properly designed and/or may not be properly implemented as designed.

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

The Company is highly regulated, is subject to numerous legal restrictions and regulations and is subject to audits, examinations and actions by regulators and law enforcement agencies.

        The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners ("NAIC"). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company's domiciliary state regulator.

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

        The Company's insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products. The Company's profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

        State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company's financial condition and results of operations. The NAIC may also be influenced by the initiatives and regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Application of such initiatives or regulatory structures or schemes to the Company could have a material adverse effect on the Company's financial condition and results of operations.

        Although some NAIC pronouncements, particularly as they affect accounting and reserving issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of a non-domiciliary state. Neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator's interpretation of a legal, accounting or actuarial issue may not result in compliance with another regulator's interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator's interpretation of a legal, accounting or actuarial issue may change over time to the Company's detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

        The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company's financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, and reinsurance. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to, or has considered and passed, a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

        With respect to reserving requirements for universal life policies with secondary guarantees ("ULSG"), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII ("AG38") addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The increased reserves on ULSG issued on and after January 1, 2013 may make certain products, including those sold by the Company's subsidiaries before January 1, 2013, unprofitable to the Company unless prices are increased. The Company has developed and introduced an alternative product for sales in 2013. The Company cannot predict the market place reaction to its alternative product, nor can it predict future regulatory actions that could negatively impact the Company's ability to market its alternative product. Such regulatory reactions could include, for example, withdrawal of state approvals of the alternative product, adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company's alternative product. A disruption of the Company's ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company's financial condition or results of operations.

        The Company currently uses, and expects to be able to continue using, affiliated captive reinsurance companies in various structures relating to term life insurance and universal life insurance with secondary guarantees, and certain guaranteed benefits relating to variable annuities. The NAIC has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations. Any action by state regulators that adversely affects the Company's use or increases the Company's cost of using affiliated captive reinsurers, either retroactively or prospectively, could have a material adverse impact on the Company's financial condition or results of operations.

        Recently, new laws and regulations have been adopted that require life insurers to search for unreported deaths. The New York Insurance Department issued a letter and adopted a regulation requiring life insurers doing business in New York, which includes certain of the Company's subsidiaries, to use data available on the U.S. Social Security Administration's Death Master File or a similar database (a "Death Database") to identify instances where amounts under life insurance policies, annuities, and retained asset accounts would be payable if notice of the death and/or a claim for benefits had been submitted to the insurer, to locate and pay beneficiaries under such contracts, and to report the results. Life insurance industry associations and regulatory associations are also considering the matters. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act (the "Unclaimed Benefits Act") and legislation has been enacted in several states that is similar to the Unclaimed Benefits Act, although each state's version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

        A number of state treasury departments have audited life insurance companies for compliance with unclaimed property laws. The focus of the audits has been to determine whether there have been maturities of policies on contracts, or policies that have exceeded limiting age with respect to which death benefits or other payments under the policies should be treated as unclaimed property that should be escheated to the state. In addition, the audits have sought to identify unreported deaths of insureds. There is no clear basis in previously existing law for treating an unreported death as giving rise to a policy benefit that would be subject to unclaimed property procedures. A number of life insurers, however, have entered into resolution agreements with state treasury departments under which the life insurers agreed to procedures for comparing their previously issued life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest to the state if the beneficiary could not be found. The amounts publicly reported to have been paid to beneficiaries or escheated to the states have been substantial.

        The NAIC has established an Investigations of Life/Annuity Claims Settlement Practices (D) Task Force to coordinate targeted multi-state examinations of life insurance companies on claims settlement practices. The state insurance regulators on the Task Force have initiated targeted multi-state examinations of life insurance companies with respect to the companies' claims paying practices and use of a death database to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement systems and procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest to the state if the beneficiary could not be found. It has been publicly reported that the life insurers have paid substantial administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements.

        Certain of the Company's subsidiaries as well as certain other insurance companies from whom the Company has co-insured blocks of life insurance and annuity policies are subject to state treasury department audits and/or targeted multistate examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company's procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company's financial results from operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company's procedures or systems, could be significant and could have a material adverse effect on the Company's financial condition or results of operations.

        During December 2012, the West Virginia Treasurer filed actions against the Company's subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue vs. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue vs. West Coast Life Insurance Company). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company's financial results from operations.

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

        Dodd-Frank also created the Financial Stability Oversight Council (the "FSOC"), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is systemically important. A non-bank financial company, such as the Company, that is designated as systemically important by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company's requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called "living wills," that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The Company is not able at this time to predict whether it will be designated by the FSOC as systemically important nor is it able to predict the impact of being supervised by the Federal Reserve Board were it to be so designated by the FSOC.

        Additionally, Dodd-Frank created the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the "SEC") or the U.S. Commodity Futures Trading Commission. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB.

        In addition, Dodd-Frank includes a new framework of regulation of over-the-counter ("OTC") derivatives markets which will require clearing of certain types of transactions currently traded OTC by the Company. The new framework could potentially impose additional costs, including reporting and margin requirements and additional regulation on the Company. Increased margin requirements on the Company's part, combined with restrictions on securities that will qualify as eligible collateral, could reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could increase the cost of the Company's risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company's cleared derivative transactions.

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

        Certain equity and debt securities policies, contracts, and annuities offered by the Company's subsidiaries are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority ("FINRA") examine or investigate the activities of broker dealers and investment advisors, including the Company's affiliated broker dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities' supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company's financial condition or results of operations.

        The Company may also be subject to regulation by governments of the countries in which it currently, or may in the future, do business, as well as regulation by the U.S. Government with respect to its operations in foreign countries, such as the Foreign Corrupt Practices Act. Penalties for violating the various laws governing the Company's business in other countries can include fines and imprisonment, both within the U.S. and abroad. U.S. enforcement of anti-corruption laws continues to increase in magnitude, and penalties may be substantial.

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

        The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company or other parties to the transaction may be unable to obtain regulatory approvals required to complete an acquisition transaction. There may also be unforeseen liabilities that arise in connection with businesses or blocks of insurance business that the Company acquires.

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

        The Company's results and its ability to compete are affected by the availability and cost of reinsurance. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, a reinsurer may increase the rate it charges the Company for the reinsurance, including rates for new policies the Company is issuing and rates related to policies that the Company has already issued. The Company may not be able to increase the premium rates it charges for policies it has already issued, and for competitive reasons it may not be able to raise the premium rates it charges for new policies to offset the increase in rates charged by reinsurers. If the cost of reinsurance were to increase, if reinsurance were to become unavailable, if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

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

        In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a terrorist attack or war, or a cyber-attack, the Company's computer systems may be inaccessible to its employees, customers, business partners or service providers for an extended period of time. Even if the Company's employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company's data or systems are disabled or destroyed. The Company could be adversely impacted by any disruption of its ability to conduct its business.

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

        The FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as GAAP and International Financial Reporting Standards ("IFRS") attempt to converge. Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The changes to GAAP and potential incorporation of IFRS into the U.S. financial reporting system will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as design of compensation plans, product design, etc. The Company is unable to predict whether, and if so, when these projects and ultimately convergence with IFRS will be adopted and/or implemented.

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

        The ability of the Company to implement financing solutions designed to fund a portion of statutory reserves on both the traditional and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit markets, and other factors. The Company cannot predict the continued availability of such solutions or the form that the market may dictate. To the extent that such financing solutions were desired but are not available, the Company's financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity, and possible reduced earnings expectations.

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

        Economic trends may worsen in 2013, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

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

The Company could be adversely affected by an inability to access FHLB lending.

        During the fourth quarter of 2010, the Federal Housing Finance Agency issued an Announced Notice of Proposed Rulemaking ("ANPR"). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the FHLB. Any changes to such requirements that eliminate the Company's eligibility for continued FHLB membership or limit the Company's borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR. The FHFA also recently released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to federally-backed banks, which includes standards for evaluating an FHLB's lending to an insurance company member. These standards are broad and raise concerns about the insurance regulatory framework and of FHLB creditor status in the event of insurer insolvency. The recommended standards could result in stricter regulation of, or a reduced incidence of FHLB-insurer lending. Any event that adversely affects FHLB lending to the Company could have a material adverse effect on the Company.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company's home office is located at 2801 Highway 280 South, Birmingham, Alabama. The Company owns two buildings consisting of 310,000 square feet constructed in two phases. The first building was constructed in 1974 and the second building was constructed in 1982. Additionally, the Company leases a third 310,000 square-foot building constructed in 2004. Parking is provided for approximately 2,594 vehicles.

        The Company leases administrative and marketing office space in 20 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.9 million.

        The Company believes its properties are adequate and suitable for the Company's business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.

Item 3.    Legal Proceedings

        To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject. For additional information regarding legal proceedings see Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results and Note 11, Commitments and Contingencies of the Notes to the Consolidated Financial Statements, each included herein.

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

        On December 31, 2012, there were approximately 1,219 owners of record of the Company's common stock.

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

	Range
	High	Low	Dividends
2012
First Quarter	$30.25	$23.19	$0.160
Second Quarter	30.08	24.98	0.180
Third Quarter	30.04	26.10	0.180
Fourth Quarter	29.09	24.93	0.180
2011
First Quarter	$29.49	$25.59	$0.140
Second Quarter	27.14	21.59	0.160
Third Quarter	23.56	15.17	0.160
Fourth Quarter	22.82	14.25	0.160

Purchases of Equity Securities by the Issuer

        The following table details the Company's repurchases of its common stock during 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Value of Shares that May Yet Be Purchased Under the Program
	(Dollars In Thousands, Except Share Amounts)
January 1, 2012 through January 31, 2012	—	$—	—	$275,809
February 1, 2012 through February 29, 2012	499,326	$27.94	499,326	$261,858
March 1, 2012 through March 31, 2012	434,678	$27.67	434,678	$249,832
April 1, 2012 through April 30, 2012	—	$—	—	$249,832
May 1, 2012 through May 31, 2012	525,868	$26.03	525,868	$236,146
June 1, 2012 through June 30, 2012	502,957	$26.02	502,957	$223,057
July 1, 2012 through July 31, 2012	—	$—	—	$223,057
August 1, 2012 through August 31, 2012	704,282	$28.52	704,282	$202,969
September 1, 2012 through September 30, 2012	209,141	$27.95	209,141	$197,123
October 1, 2012 through October 31, 2012	—	$—	—	$197,123
November 1, 2012 through November 30, 2012	821,864	$25.95	821,864	$175,799
December 1, 2012 through December 31, 2012	225,220	$27.11	225,220	$169,692

Total	3,923,336	$27.05	3,923,336	$169,692

        On October 31, 2011, the Company's Board of Directors authorized a new share repurchase program that replaced the remaining capacity under the previously authorized program. Under the October 2011 authorization, the Company may repurchase up to $300 million of shares.

Performance Comparison

Comparison of 5 Year Cumulative Total Return*
Among Protective Life Corporation, the S&P 500 Index and a Peer Group

	12/07	12/08	12/09	12/10	12/11	12/12
Protective Life Corporation	100.0	36.10	43.48	71.83	62.57	81.37
S&P 500	100.0	63.00	79.67	91.67	93.61	108.59
Peer Group	100.0	30.03	36.46	46.37	36.41	45.58
*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Source: Research Data Group, Inc.

        The graph shown above compares total returns on the Company's common stock over the last five fiscal years to the S&P 500 Stock Index ("S&P 500") and to a peer comparison group ("Peer Group"). The graph assumes that $100 was invested on December 31, 2007, and that all dividends were reinvested. Points on the graph represent performance as of the last business day of each of the years indicated.

        The following companies are included in the Peer Group index. The index weights individual company returns for stock market capitalization.

Aflac Incorporated	Genworth Financial, Inc.	Principal Financial Group, Inc.
American Equity Investment Life	Hartford Financial Services Group, Inc.	Protective Life Corporation
American International Group, Inc.	Horace Mann Educators Corporation	Prudential Financial, Inc.
American National Insurance Company	Kansas City Life Insurance Company	Reinsurance Group of America, Inc.
Ameriprise Financial, Inc.	Lincoln National Corporation	StanCorp Financial Group, Inc.
Assurant, Inc.	MetLife, Inc.	Symetra Financial Corporation
Citizen, Inc.	National Western Life Insurance Company	Torchmark Corporation
CNO Financial Group, Inc.	Presidential Life Insurance Company	Unum Group
FBL Financial Group, Inc.	Primerica Inc.

        The composition of the Peer Group has changed from the group used in last year's performance graph. Symentra Financial Corporation was added so that the market capitalization, revenue mix, and product focus of the companies in the Peer Group would more closely match the Company's. In addition, the name Conseco has been updated to reflect the holding company name CNO Financial Group, Inc.

Item 6.    Selected Financial Data

	For The Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$2,814,278	$2,800,140	$2,625,394	$2,689,699	$2,692,553
Reinsurance ceded	(1,345,836)	(1,394,675)	(1,408,340)	(1,527,053)	(1,582,810)

Net of reinsurance ceded	1,468,442	1,405,465	1,217,054	1,162,646	1,109,743
Net investment income	1,862,332	1,820,643	1,683,676	1,665,036	1,675,164
Realized investment gains (losses):
Derivative financial instruments	(238,480)	(155,251)	(138,249)	(177,953)	116,657
All other investments	231,035	234,915	154,366	300,194	(272,694)
Other-than-temporary impairment losses	(66,188)	(62,332)	(75,341)	(227,770)	(311,798)
Portion recognized in other comprehensive income (before taxes)	7,302	14,890	33,831	47,725	—

Net impairment losses recognized in earnings	(58,886)	(47,442)	(41,510)	(180,045)	(311,798)
Other income	358,563	307,812	222,418	298,148	188,492

Total revenues	3,623,006	3,566,142	3,097,755	3,068,026	2,505,564
Total benefits and expenses	3,170,035	3,095,666	2,762,983	2,685,841	2,648,892
Income tax expense (benefit)	150,519	154,839	109,903	133,048	(57,442)

Net income (loss)	302,452	315,637	224,869	249,137	(85,886)
Less: Net income (loss) attributable to noncontrolling interests	—	245	(445)	—	—

Net income (loss) available to PLC's common shareowners(1)	$302,452	$315,392	$225,314	$249,137	$(85,886)

PER SHARE DATA
Net income (loss) from continuing operations—basic	$3.73	$3.70	$2.60	$3.10	$(1.21)
Net income (loss) available to PLC's common shareowners—basic	$3.73	$3.70	$2.60	$3.10	$(1.21)
Average shares outstanding—basic	81,066,338	85,208,612	86,567,069	80,488,694	71,108,961
Net income (loss) from continuing operations—diluted	$3.66	$3.65	$2.57	$3.07	$(1.21)
Net income (loss) available to PLC's common shareowners—diluted	$3.66	$3.65	$2.57	$3.07	$(1.21)
Average shares outstanding—diluted	82,723,016	86,475,229	87,675,857	81,249,265	71,108,961 (2)
Cash dividends paid	$0.70	$0.62	$0.54	$0.48	$0.82
Total Protective Life Corporation's Shareowners' Equity	$59.06	$45.45	$33.17	$23.47	$4.16

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$57,384,672	$$52,143,369	$$46,803,623	$$41,583,551	$$38,843,360
Total stable value products and annuity account balances	13,169,022	13,716,358	13,667,838	13,492,190	14,317,832
Non-recourse funding obligations	586,000	407,800	532,400	575,000	1,375,000
Debt	1,400,000	1,520,000	1,501,852	1,644,852	714,852
Subordinated debt securities	540,593	524,743	524,743	524,743	524,743
Total Protective Life Corporation's shareowners' equity	4,615,183	3,711,517	2,841,188	2,008,929	290,557
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

        Certain reclassifications and revisions have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period. Such reclassifications and revisions had no effect on previously reported net income or shareowners' equity.

        In January of 2012, we adopted Accounting Standard Update ("ASU" or "Update") No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which changed certain previously reported items within our financial statements and accompanying notes and the MD&A. The changes affected previously reported amounts in Note 3, Significant Acquisitions, Note 6, Deferred Acquisition Costs and Value of Business Acquired, Note 15, Earnings Per Share, Note 16, Income Taxes, Note 22, Operating Segments, Note 23, Consolidated Quarterly Results—Unaudited, and within our Life Marketing, Annuities, and Asset Protection segments.

        In January of 2012, we also adopted ASU No. 2011-05—Comprehensive Income—Presentation of Comprehensive Income which resulted in the inclusion of consolidated statements of comprehensive income within our consolidated financial statements and the presentation of statements of comprehensive income within our condensed financial information of registrant.

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

  •
  Stable Value Products—We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans.

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

  •
  Corporate and Other—This segment primarily consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above (including interest on certain corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

  Reinsurance Ceded

        For approximately 10 years prior to mid-2005, we entered into reinsurance contracts in which we ceded a significant percentage, generally 90%, of our newly written life insurance business on a first dollar quota share basis. Our traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term ("YRT") contracts. During this time, we obtained coinsurance on our traditional life business, while reducing the amount of capital deployed and increasing overall returns. In mid-2005, we substantially discontinued coinsuring our newly written traditional life insurance and moved to YRT reinsurance as discussed below. Through 2012, we reinsured 90% of the mortality risk on the majority of our newly written universal life insurance. During 2012, we moved to reinsure only amounts in excess of our $2,000,000 retention for the majority of our newly written universal life insurance.

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

EXECUTIVE SUMMARY

        We reported strong financial results in 2012. The following are notable accomplishments:

  •
  Operating earnings reached a record level

  •
  Operating earnings per share up 15%

  •
  Dividends per share increased 13% over 2011

  •
  Returned 54% of earnings to shareholders through dividends and share repurchase

  •
  Maintained strong capital position

        Notwithstanding the headwinds presented by low interest rates and a challenging competitive environment, we efficiently executed our business plans for the year. We believe that we are well positioned to leverage our strong earnings momentum and operating fundamentals going forward.

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
  •
  we could be adversely affected by an inability to access FHLB lending;
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

  Industry

  •
  we are highly regulated, are subject to numerous legal restrictions and regulations and are subject to audits, examinations and actions by regulators and law enforcement agencies;
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

CRITICAL ACCOUNTING POLICIES

        Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements. A discussion of our various critical accounting policies is presented below.

        Evaluation of Other-Than-Temporary Impairments—One of the significant estimates related to available-for-sale and held-to-maturity securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale or held-to-maturity security is judged to be other-than-temporary, the security's basis is adjusted and an other-than-temporary impairment is recognized through a charge in the statement of income. The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income (loss). The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security's future yields, assuming that future expected cash flows on the securities can be properly estimated.

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

        During the years ended December 31, 2012, 2011, and 2010, we recorded pre-tax other-than-temporary impairments of investments of $66.2 million, $62.3 million, and $75.3 million, respectively. Of the $66.2 million of impairments for the year ended December 31, 2012, $58.9 million was recorded in earnings and $7.3 million was recorded in other comprehensive income. Of the $62.3 million of impairments for the year ended December 31, 2011, $47.4 million was recorded in earnings and $14.9 million was recorded in other comprehensive income. Of the $75.3 million of impairments for the year ended December 31, 2010, $41.5 million was recorded in earnings and $33.8 million was recorded in other comprehensive income.

        For the years ended December 31, 2012 and 2011, there were no other-than-temporary impairments related to equity securities. For the year ended December 31, 2010, there were $2.5 million of other-than-temporary impairments related to equity securities. For the years ended December 31, 2012, 2011, and 2010, there were $66.2 million, $62.3 million, and $72.8 million of other-than-temporary impairments related to debt securities, respectively.

        For the year ended December 31, 2012, there were no other-than-temporary impairments related to debt securities or equity securities that we intend to sell or expect to be required to sell. For the year ended December 31, 2011, other-than-temporary impairments related to debt securities that we do not intend to sell and do not expect to be required to sell were $52.8 million, with $37.9 million of credit losses recorded on debt securities in earnings and $14.9 million of non-credit losses recorded in other comprehensive income. During the same period, other-than-temporary impairments related to debt securities that we intend to sell or expect to be required to sell were $9.5 million and were recorded in earnings. For the year ended December 31, 2010, there were no other-than-temporary impairments related to debt securities or equity securities that we intend to sell or expect to be required to sell.

        Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the consolidated financial statements. As of December 31, 2012, we held $27.3 billion of available-for-sale investments, including $2.4 billion in investments with a gross unrealized loss of $140.8 million, and $300 million of held-to-maturity investments, none of which were in an unrealized loss position.

        Derivatives—We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, foreign exchange, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. As of December 31, 2012, the fair value of derivatives reported on our balance sheet in "other long-term investments" and "other liabilities" was $113.4 million and $657.9 million, respectively.

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

        Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer's insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2012, our third party reinsurance receivables amounted to $5.8 billion. These amounts include ceded reserve balances and ceded benefit payments.

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

        Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an "unlocking" process. For the year ended December 31, 2012, there were no significant changes to reinsurance premium and allowance rates that would require an update of assumptions and subsequent unlocking of balances.

        Deferred acquisition costs and value of business acquired—We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2012, we had deferred acquisition costs ("DAC")/value of business acquired ("VOBA") of $3.2 billion.

        We periodically review and update as appropriate our key assumptions on certain life and annuity products including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization and/or benefits and expenses. When we refer to DAC amortization or unlocking, we are referring to changes in balance sheet components amortized over estimated gross profits.

        In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. We amortize VOBA in proportion to gross premiums for traditional life products and in proportion to expected gross profits ("EGPs") for interest sensitive products, including accrued interest credited to account balances of up to approximately 8.75%. VOBA is subject to annual recoverability testing.

        Goodwill—Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company's material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company's reporting units are dependent on a number of significant assumptions. The Company's estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company's judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2012, we performed our annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2012, we had goodwill of $108.6 million.

        We also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. We believe that our market capitalization at December 31, 2012 is not representative of the underlying fair value of its reporting units, due primarily to the following:

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

  •
  We continue to earn high credit and financial strength ratings from independent rating organizations.

  •
  Operating earnings continue to exceed projections.

  •
  Risk-based-capital is at its highest ever level, indicating a strong financial position.

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

        Insurance liabilities and reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2012, we had total policy liabilities and accruals of $23.0 billion.

        Guaranteed minimum death benefits—We establish liabilities for guaranteed minimum death benefits ("GMDB") on our variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality that is consistent with 57% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2012, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2012, the GMDB liability was $19.6 million.

        Guaranteed minimum withdrawal benefits—We establish liabilities for guaranteed minimum withdrawal benefits ("GMWB") on our variable annuity products. The GMWB is carried at fair value and is impacted by current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality that is consistent with 57% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2012, our net GMWB liability held was $169.0 million.

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

        The ASC Income Taxes Topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an expected or actual uncertain income tax return position and provides guidance on disclosure. Additionally, in order for us to recognize a benefit in our financial statements from such a position, there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that position. In making this analysis, we assume that the taxing authority is fully informed of all of the facts regarding any issue. Our judgments and assumptions regarding uncertain tax positions are subject to change over time due to the enactment of new legislation, the issuance of revised or new regulations by the various tax authorities, and the issuance of new rulings by the courts.

        Contingent liabilities—The assessment of potential obligations for tax, regulatory, and litigation matters inherently involves a variety of estimates of potential future outcomes. We make such estimates after consultation with our advisors and a review of available facts. However, there can be no assurance that future outcomes will not differ from management's assessments.

RESULTS OF OPERATIONS

        We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income available to PLC's common shareowners and assets. Segment operating income (loss) is income before income tax, excluding net realized investment gains and losses (excluding periodic settlements of derivatives associated with debt and certain investments) net of the related amortization of DAC and VOBA. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and net of the related amortization of DAC attributed to each of these items.

        In the first quarter of 2012, management revised the definition of operating income (loss) as it relates to certain features of our variable annuity contracts and related hedging activities, to better reflect the basis on which the performance of our business is internally assessed. Under the revised definition, the following items have been excluded from operating income for the historical periods presented within the document:

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

        Prior periods have been revised to conform to the current period presentation for these changes.

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

        However, segment operating income (loss) should not be viewed as a substitute for accounting principles generally accepted in the United States of America ("GAAP") net income available to PLC's common shareowners. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

        We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, investment yields, interest spreads, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as "unlocking". When referring to DAC amortization or unlocking on products covered under the ASC Financial Services-Insurance Topic, the reference is to changes in all balance sheet components amortized over estimated gross profits.

        The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC's common shareowners:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$105,032	$96,123	$123,864	9.3%	(22.4)%
Acquisitions	171,060	157,393	111,143	8.7	41.6
Annuities	119,092	80,224	52,163	48.4	53.8
Stable Value Products	60,329	56,780	39,207	6.3	44.8
Asset Protection	16,454	25,407	31,491	(35.2)	(19.3)
Corporate and Other	(3,203)	5,767	(25,053)	n/m	n/m

Total segment operating income	468,764	421,694	332,815	11.2	26.7
Realized investment gains (losses)—investments(1)	186,186	181,907	130,359
Realized investment gains (losses)—derivatives	(201,979)	(133,370)	(127,957)
Income tax expense	(150,519)	(154,839)	(109,903)

Net income available to PLC's common shareowners	$302,452	$315,392	$225,314	(4.1)	40.0

Investment gains (losses)(2)	$172,149	$187,473	$112,856
Less: related amortization of DAC/VOBA	(14,037)	5,566	(17,503)

Realized investment gains (losses)—investments	$186,186	$181,907	$130,359

Derivative gains (losses)(3)	$(238,480)	$(155,251)	$(138,249)
Less: settlements on certain interest rate swaps	—	—	168
Less: VA GMWB economic cost	(36,501)	(21,881)	(10,460)

Realized investment gains (losses)—derivatives	$(201,979)	$(133,370)	$(127,957)

(1)
Includes credit related other-than-temporary impairments of $58.9 million, $47.4 million, and $41.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(2)
Includes realized investment gains (losses) before related amortization.

(3)
Includes realized gains (losses) on derivatives before settlements on interest rate swaps and the VA GMWB economic cost.

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

        Net income available to PLC's common shareowners for the year ended December 31, 2012, included a $47.1 million, or 11.2%, increase in segment operating income. The increase was primarily related to a $8.9 million increase in the Life Marketing segment, a $13.7 million increase in the Acquisitions segment, a $38.9 million increase in the Annuities segment, and a $3.5 million increase in the Stable Value Products segment. These increases were partially offset by a $9.0 million decrease in the Asset Protection segment and a $9.0 million decrease in the Corporate and Other segment.

        We experienced net realized losses of $66.3 million for the year ended December 31, 2012, as compared to net realized gains of $32.2 million for the year ended December 31, 2011. The losses realized for the year ended December 31, 2012, were primarily related to $58.9 million for other-than-temporary impairment credit-related losses, a $2.8 million loss on interest rate caps and swaps, net losses of $102.8 million of derivatives related to variable annuity contracts, and a $14.7 million loss related to other investment and derivative activity. Partially offsetting these losses were $67.7 million of gains related to investment securities sale activity and $45.2 million of gains related to the net activity of the modified coinsurance portfolio.

  •
  Life Marketing segment operating income was $105.0 million for the year ended December 31, 2012, representing an increase of $8.9 million, or 9.3%, from the year ended December 31, 2011. The increase was primarily due to higher investment income, more favorable traditional life claims, and a less unfavorable change in unlocking. These increases were partially offset by unfavorable universal life and BOLI claims, an increase in reserves resulting from changes in universal life interest rate assumptions, and higher operating expenses.

  •
  Acquisitions segment operating income was $171.1 million for the year ended December 31, 2012, an increase of $13.7 million, or 8.7%, as compared to the year ended December 31, 2011, primarily due to the Liberty Life Insurance Company ("Liberty Life") coinsurance transaction. The Liberty Life transaction added $50.2 million to segment operating income for the year ended December 31, 2012, an increase of $15.1 million as compared to the year ended December 31, 2011. The Liberty Life transaction was effective April 30, 2011, therefore, the 2012 results include twelve months of Liberty Life activity as compared to eight months included in the 2011 results. This was partly offset by the expected runoff in the older acquired blocks.

  •
  Annuities segment operating income was $119.1 million for the year ended December 31, 2012, as compared to $80.2 million for the year ended December 31, 2011, an increase of $38.9 million. This variance included a favorable change of $41.2 million in operating revenue driven by higher policy fees and other income in the VA line and lower benefits and settlement expenses. Partially offsetting these favorable changes was an unfavorable change of $14.7 million in unlocking and an increase in DAC amortization and non-deferred expenses.

  •
  Stable Value Products segment operating income was $60.3 million and increased $3.5 million, or 6.3%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in operating earnings resulted from higher operating spreads and lower expenses offset by a decline in average account values. We also called certain retail notes, which accelerated DAC amortization of $3.4 million for the year ended December 31, 2011. We did not accelerate DAC amortization during the year ended December 31, 2012 as no contracts were called. The operating spread increased 17 basis points to 231 basis points for the year ended December 31, 2012, as compared to an operating spread of 214 basis points for the year ended December 31, 2011. The adjusted operating spread, which excludes participating income, increased by 29 basis points for the year ended December 31, 2012 over the prior year.

  •
  Asset Protection segment operating income was $16.5 million, representing a decrease of $9.0 million, or 35.2%, for the year ended December 31, 2012, as compared to the year ended

    December 31, 2011. Service contract earnings decreased $5.0 million, or 39.5%, primarily due to $4.1 million of expense to impair and dispose of previously capitalized costs associated with developing internal-use software. Credit insurance earnings decreased $4.1 million primarily due to $3.1 million in legal settlement and related costs. Earnings from the GAP product line increased $0.2 million, or 1.5%.

  •
  Corporate and Other segment operating loss was $3.2 million for the year ended December 31, 2012, as compared to operating income of $5.8 million for the year ended December 31, 2011. The decrease was primarily due to an $11.2 million deferred issue cost write-off for the year ended December 31, 2012 associated with the refinancing of several of our subordinated debt securities and $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments. In addition, the segment experienced a $1.6 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. Partially offsetting these variances were an $8.6 million favorable variance related to mortgage loan prepayment fee income and a $5.0 million increase in investment income related to closing a reserve financing transaction for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

        Net income available to PLC's common shareowners for the year ended December 31, 2011, included a $88.9 million, or 26.7%, increase in segment operating income. The increase was primarily related to a $46.3 million increase in the Acquisitions segment, a $28.1 million increase in the Annuities segment, a $17.6 million increase in the Stable Value Products segment, and a $30.8 million improvement in the Corporate and Other segment. These increases were partially offset by a $27.7 million decrease in the Life Marketing segment and a $6.1 million decrease in the Asset Protection segment.

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

  •
  Life Marketing segment operating income was $96.1 million for the year ended December 31, 2011, representing a decrease of $27.7 million, or 22.4%, from the year ended December 31, 2010. The decrease was primarily due to a negative change in unlocking of $18.3 million and higher operating expenses, including interest expense associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

  •
  Acquisitions segment operating income was $157.4 million for the year ended December 31, 2011, an increase of $46.3 million, or 41.6%, as compared to the year ended December 31, 2010, primarily due to the addition of the United Investors Life Insurance Company ("United Investors") acquisition and the Liberty Life coinsurance transaction. The United Investors and Liberty Life transactions added $24.0 million and $35.1 million, respectively, to segment operating income. This was partly offset by less favorable mortality and the expected runoff in the older acquired blocks.

  •
  Annuities segment operating income was $80.2 million for the year ended December 31, 2011, as compared to $52.2 million for the year ended December 31, 2010, an increase of $28.1 million. This variance included favorable changes in operating revenue and benefits and settlement expenses.

    Partially offsetting these favorable changes were increases in DAC amortization and other operating expenses.

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

  •
  Asset Protection segment operating income was $25.4 million, representing a decrease of $6.1 million, or 19.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract earnings decreased $5.9 million, or 32.4%, primarily related to higher commissions and reduced investment income due to lower balances and yields. Earnings from other products, including the GAP product and non-core lines, decreased $3.5 million, or 22.3%, primarily due to a $7.8 million excess reserve release in the first quarter of 2010 related to the runoff Lender's Indemnity line of business. Credit insurance earnings increased $3.3 million primarily due to lower loss ratios and lower expenses.

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

Life Marketing

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,575,074	$1,591,581	$1,575,764	(1.0)%	1.0%
Reinsurance ceded	(831,713)	(846,762)	(839,512)	1.8	(0.9)

Net premiums and policy fees	743,361	744,819	736,252	(0.2)	1.2
Net investment income	486,463	446,175	388,061	9.0	15.0
Other income	117,109	110,307	95,079	6.2	16.0

Total operating revenues	1,346,933	1,301,301	1,219,392	3.5	6.7
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,054,645	978,098	921,765	7.8	6.1
Amortization of deferred policy acquisition costs	45,079	87,461	47,809	(48.5)	82.9
Other operating expenses	142,177	139,619	125,954	1.8	10.8

Total benefits and expenses	1,241,901	1,205,178	1,095,528	3.0	10.0
INCOME BEFORE INCOME TAX	105,032	96,123	123,864	9.3	(22.4)

OPERATING INCOME	$105,032	$96,123	$123,864	9.3	(22.4)

        The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Sales By Product
Traditional	$1,115	$3,846	$50,101	(71.0)%	(92.3)%
Universal life	117,099	117,947	113,168	(0.7)	4.2
BOLI	3,253	11,363	8,098	(71.4)	40.3

	$121,467	$133,156	$171,367	(8.8)	(22.3)

Sales By Distribution Channel
Independent agents	$73,692	$89,398	$126,426	(17.6)	(29.3)
Stockbrokers / banks	42,973	31,677	36,633	35.7	(13.5)
BOLI / other	4,802	12,081	8,308	(60.3)	45.4

	$121,467	$133,156	$171,367	(8.8)	(22.3)

Average Life Insurance In-force(1)
Traditional	$449,462,487	$476,813,161	$494,700,220	(5.7)	(3.6)
Universal life	80,331,839	67,823,606	55,831,192	18.4	21.5

	$529,794,326	$544,636,767	$550,531,412	(2.7)	(1.1)

Average Account Values
Universal life	$6,501,025	$6,037,896	$5,563,162	7.7	8.5
Variable universal life	387,424	364,803	331,183	6.2	10.2

	$6,888,449	$6,402,699	$5,894,345	7.6	8.6

Traditional Life Mortality Experience(2)	85%	91%	89%
(1)
Amounts are not adjusted for reinsurance ceded.

(2)
Represents the incurred claims as a percentage of original pricing expected.

  Operating expenses detail

        Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Insurance companies:
First year commissions	$124,045	$159,463	$207,939	(22.2)%	(23.3)%
Renewal commissions	35,232	35,898	36,509	(1.9)	(1.7)
First year ceding allowances	(4,537)	(8,294)	(9,418)	45.3	11.9
Renewal ceding allowances	(166,445)	(172,493)	(188,956)	3.5	8.7
General & administrative	147,589	155,284	163,013	(5.0)	(4.7)
Taxes, licenses, and fees	35,439	35,480	34,218	(0.1)	3.7

Other operating expenses incurred	171,323	205,338	243,305	(16.6)	(15.6)
Less: commissions, allowances & expenses capitalized	(139,483)	(173,045)	(207,839)	19.4	16.7

Other insurance company operating expenses	31,840	32,293	35,466	(1.4)	(8.9)

Marketing companies:
Commissions	80,390	80,073	70,355	0.4	13.8
Other operating expenses	29,947	27,253	20,133	9.9	35.4

Other marketing company operating expenses	110,337	107,326	90,488	2.8	18.6

Other operating expenses	$142,177	$139,619	$125,954	1.8	10.8

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

  Segment operating income

        Operating income was $105.0 million for the year ended December 31, 2012, representing an increase of $8.9 million, or 9.3%, from the year ended December 31, 2011. The increase was primarily due to higher investment income, more favorable traditional life claims, and a less unfavorable change in unlocking. These increases were partially offset by unfavorable universal life and BOLI claims, an increase in reserves resulting from changes in universal life interest rate assumptions, and higher operating expenses.

  Operating revenues

        Total revenues for the year ended December 31, 2012, increased $45.6 million, or 3.5%, as compared to the year ended December 31, 2011. This increase was driven by higher investment income due to increases in net in-force reserves and higher fee revenue in the segment's marketing companies, partially offset by slightly lower premiums and policy fees.

  Net premiums and policy fees

        Net premiums and policy fees decreased by $1.5 million, or 0.2%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to decreases in traditional life premiums, largely offset by continued growth in universal life in-force business policy fees.

  Net investment income

        Net investment income in the segment increased $40.3 million, or 9.0%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Increased retained universal life reserves more than offset the loss of investment income due to the securitization of excess reserves leading to increased investment income of $20.8 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Increases in BOLI reserves led to higher BOLI investment income of $2.3 million in the same period. Traditional life investment income increased $17.4 million caused by growth in retained reserves and lower reserve financing costs.

  Other income

        Other income increased $6.8 million, or 6.2%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

  Benefits and settlement expenses

        Benefits and settlement expenses increased by $76.5 million, or 7.8%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to growth in retained universal life insurance in-force, an increase in reserves resulting from changes in universal life interest rate assumptions, higher credited interest on universal life products resulting from increases in account values, and higher claims from growth in the universal life block and continued maturing of the traditional life block. In 2012, universal life and BOLI unlocking was largely driven by assumption changes regarding lapses, investment yield and credited interest on fund value. The impact of these changes increased benefits and settlement expenses $51.0 million. In 2011, universal life and BOLI unlocking increased benefit expenses $25.2 million.

  Amortization of DAC

        DAC amortization decreased $42.4 million, or 48.5%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to differing impacts of unlocking. In 2012, universal life and BOLI unlocking decreased amortization $39.3 million, as compared to a decrease of $7.0 million in 2011.

  Other operating expenses

        Other operating expenses increased $2.6 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This increase reflects higher marketing company expenses of $3.0 million associated with higher sales, a reduction in reinsurance allowances, and a $0.6 million increase in interest expense associated with the securitization of excess universal life reserves. This was partly offset by lower general administrative expenses.

  Sales

        Sales for the segment decreased $11.7 million, or 8.8%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Traditional life sales decreased $2.7 million, or 71.0%, as we focused sales efforts on other lines. Universal life sales decreased $0.8 million, or 0.7%, due to price increases on certain products. BOLI sales, which tend to be subject to large variations, decreased by $8.1 million, or 71.4%.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income

        Operating income was $96.1 million for the year ended December 31, 2011, representing a decrease of $27.7 million, or 22.4%, from the year ended December 31, 2010. The decrease was primarily due to a negative change in unlocking of $18.3 million and higher operating expenses, including interest expense associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

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

  Amortization of DAC

        DAC amortization increased $39.7 million, or 82.9%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to differing impacts of unlocking. In 2011, universal life and BOLI unlocking decreased amortization $7.0 million, as compared to a decrease of $31.2 million in 2010.

  Other operating expenses

        Other operating expenses increased $13.7 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase reflects higher marketing company expenses of $16.8 million associated with higher sales, a reduction in reinsurance allowances, and a $10.3 million increase in interest expense associated with a letter of credit facility designed to fund traditional life statutory reserves. This was partly offset by lower general administrative expenses.

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

        Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements.

Impact of reinsurance

        Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(831,713)	$(846,762)	$(839,512)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(823,510)	(757,225)	(825,951)
Amortization of deferred policy acquisition costs	(41,734)	(51,219)	(121,266)
Other operating expenses(1)	(142,169)	(142,905)	(142,700)

Total benefits and expenses	(1,007,413)	(951,349)	(1,089,917)

NET IMPACT OF REINSURANCE(2)	$175,700	$104,587	$250,405

Allowances received	$(170,982)	$(180,787)	$(198,374)
Less: Amount deferred	28,813	37,882	55,674

Allowances recognized (ceded other operating expenses)(1)	$(142,169)	$(142,905)	$(142,700)

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

        As shown above, reinsurance had a favorable impact on the Life Marketing segment's operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment's traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. As a result of that change, the relative impact of reinsurance on the Life Marketing segment's overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances.

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

        The decrease in ceded premiums for 2012 as compared to 2011 was caused primarily by lower ceded traditional life premiums of $38.4 million, partially offset by higher ceded universal life premiums of $23.4 million.

        Ceded benefits and settlement expenses were higher for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to higher increases in ceded reserves and higher ceded claims. Traditional ceded benefits decreased $44.0 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to a decrease in ceded reserves and slightly lower ceded death benefits. Universal life ceded benefits increased $110.0 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to an increase in ceded reserves primarily due to unlocking, new business, and higher ceded claims. Ceded universal life claims were $26.7 million higher for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

        Ceded amortization of deferred policy acquisitions costs decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the differences in unlocking between the two periods.

        Total allowances recognized for the year ended December 31, 2012, decreased slightly from the year ended December 31, 2011, as the impact of the continued reduction in our traditional life reinsurance allowances more than offset the impact of growth in the universal life product line.

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

Acquisitions

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$847,080	$834,499	$676,849	1.5%	23.3%
Reinsurance ceded	(387,245)	(419,676)	(430,151)	7.7	2.4

Net premiums and policy fees	459,835	414,823	246,698	10.9	68.2
Net investment income	550,334	529,261	458,703	4.0	15.4
Other income	6,003	5,561	5,886	7.9	(5.5)

Total operating revenues	1,016,172	949,645	711,287	7.0	33.5
Realized gains (losses)—investments	178,941	167,107	116,044
Realized gains (losses)—derivatives	(130,818)	(133,931)	(65,987)

Total revenues	1,064,295	982,821	761,344
BENEFITS AND EXPENSES
Benefits and settlement expenses	716,893	662,293	512,433	8.2	29.2
Amortization of value of business acquired	76,505	74,167	62,152	3.2	19.3
Other operating expenses	51,714	55,792	25,559	(7.3)	n/m

Operating benefits and expenses	845,112	792,252	600,144	6.7	32.0
Amortization of VOBA related to realized gains (losses)—investments	746	874	2,258

Total benefits and expenses	845,858	793,126	602,402	6.6	31.7
INCOME BEFORE INCOME TAX	218,437	189,695	158,942	15.2	19.3
Less: realized gains (losses)	48,123	33,176	50,057
Less: related amortization of VOBA	(746)	(874)	(2,258)

OPERATING INCOME	$171,060	$157,393	$111,143	8.7	41.6

        The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$179,586,818	$188,439,000	$186,005,583	(4.7)%	1.3%
Universal life	30,351,626	30,670,689	27,033,770	(1.0)	13.5

	$209,938,444	$219,109,689	$213,039,353	(4.2)	2.8

Average Account Values
Universal life	$3,418,753	$3,304,966	$2,764,614	3.4	19.5
Fixed annuity(2)	3,187,616	3,329,680	3,378,176	(4.3)	(1.4)
Variable annuity	597,467	665,742	209,034	(10.3)	n/m

	$7,203,836	$7,300,388	$6,351,824	(1.3)	14.9

Interest Spread—UL & Fixed Annuities
Net investment income yield(3)	5.83%	5.86%	6.01%
Interest credited to policyholders	3.99	3.98	3.97

Interest spread	1.84%	1.88%	2.04%

(1)
Amounts are not adjusted for reinsurance ceded.

(2)
Includes general account balances held within variable annuity products and is net of coninsurance ceded.

(3)
Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

  Segment operating income

        Operating income was $171.1 million for the year ended December 31, 2012, an increase of $13.7 million, or 8.7%, as compared to the year ended December 31, 2011, primarily due to the Liberty Life coinsurance transaction. The Liberty Life transaction added $50.2 million to segment operating income for the year ended December 31, 2012, an increase of $15.1 million as compared to the year ended December 31, 2011. The Liberty Life transaction was effective April 30, 2011, therefore, the 2012 results include twelve months of Liberty Life activity as compared to eight months included in the 2011 results. This was partly offset by the expected runoff in the older acquired blocks.

  Operating revenues

        Net premiums and policy fees increased $45.0 million, or 10.9%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the additional months of the Liberty Life blocks of business and the impact of a reinsurance recapture more than offsetting expected runoff related to other blocks of business. Net investment income increased $21.1 million, or 4.0%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to the additional months associated with the Liberty Life blocks of business. This was offset by expected runoff related to other blocks of business.

  Total benefits and expenses

        Total benefits and expenses increased $52.7 million, or 6.6%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase was due to the additional months associated with the Liberty Life blocks, the impact of a reinsurance recapture and less favorable mortality, which was partly offset by the expected runoff of the in-force business.

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

  Operating revenues

        Net premiums and policy fees increased $168.1 million, or 68.2%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the addition of the United Investors and Liberty Life blocks of business more than offsetting expected runoff related to other blocks of business. Net investment income increased $70.6 million, or 15.4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to the addition of the United Investors and Liberty Life blocks of business. This was offset by expected runoff related to other blocks of business.

  Total benefits and expenses

        Total benefits and expenses increased $190.7 million, or 31.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase was due to the addition of the United Investors and Liberty Life blocks and was partly offset by the expected runoff of the in-force business.

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

Impact of reinsurance

        Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(387,245)	$(419,676)	$(430,151)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(320,662)	(383,439)	(368,647)
Amortization of deferred policy acquisition costs	(11,766)	(19,062)	(19,216)
Other operating expenses	(54,595)	(54,894)	(56,487)

Total benefits and expenses	(387,023)	(457,395)	(444,350)

NET IMPACT OF REINSURANCE(1)	$(222)	$37,719	$14,199

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

        The net impact of reinsurance decreased $37.9 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a larger decrease in ceded benefits and settlement expenses in relation to the decrease in ceded premiums.

        The net impact of reinsurance increased $23.5 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in ceded premiums and an increase in ceded benefits and settlement expenses primarily due to an increase in ceded death claims.

Annuities

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$97,928	$68,385	$42,786	43.2%	59.8%
Reinsurance ceded	(26)	(66)	(136)	60.6	51.5

Net premiums and policy fees	97,902	68,319	42,650	43.3	60.2
Net investment income	504,345	507,230	482,264	(0.6)	5.2
Realized gains (losses)—derivatives	(36,501)	(21,881)	(10,460)	(66.8)	n/m
Other income	84,317	55,160	30,592	52.9	80.3

Total operating revenues	650,063	608,828	545,046	6.8	11.7
Realized gains (losses)—investments	28,470	9,461	10,175
Realized gains (losses)—derivatives, net of economic cost	(66,331)	16,058	(52,985)

Total revenues	612,202	634,347	502,236	(3.5)	26.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	369,692	391,880	399,014	(5.7)	(1.8)
Amortization of deferred policy acquisition costs and value of business acquired	60,032	51,417	28,278	16.8	81.8
Other operating expenses	101,247	85,307	65,591	18.7	30.1

Operating benefits and expenses	530,971	528,604	492,883	0.4	7.2
Amortization related to benefits and settlement expenses	(70)	(1,092)	8,441
Amortization of DAC related to realized gains (losses)—investments	(14,713)	5,784	(28,202)

Total benefits and expenses	516,188	533,296	473,122	(3.2)	12.7
INCOME BEFORE INCOME TAX	96,014	101,051	29,114	(5.0)	n/m
Less: realized gains (losses)—investments	28,470	9,461	10,175
Less: realized gains (losses)—derivatives, net of economic cost	(66,331)	16,058	(52,985)
Less: amortization related to benefits and settlement expenses	70	1,092	(8,441)
Less: related amortization of DAC	14,713	(5,784)	28,202

OPERATING INCOME	$119,092	$80,224	$52,163	48.4	53.8

        The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Sales
Fixed annuity	$591,711	$1,032,582	$930,294	(42.7)%	11.0%
Variable annuity	2,734,985	2,348,599	1,714,753	16.5	37.0

	$3,326,696	$3,381,181	$2,645,047	(1.6)	27.8

Average Account Values
Fixed annuity(1)	$8,559,562	$8,538,007	$7,920,539	0.3	7.8
Variable annuity	7,550,714	5,397,720	3,409,506	39.9	58.3

	$16,110,276	$13,935,727	$11,330,045	15.6	23.0

Interest Spread—Fixed Annuities(2)
Net investment income yield	5.80%	5.93%	6.04%
Interest credited to policyholders	3.85	4.33	4.55

Interest spread	1.95%	1.60%	1.49%

(1)
Includes general account balances held within variable annuity products.

(2)
Interest spread on average general account values.

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures—VA	$21,138	$164,221	$(11,778)	$(143,083)	$175,999
Equity futures—VA	(50,797)	(30,061)	(42,258)	(20,736)	12,197
Currency futures—VA	(2,763)	2,977	—	(5,740)	2,977
Volatility futures—VA	(132)	—	—	(132)	—
Volatility swaps—VA	(11,792)	(239)	(2,433)	(11,553)	2,194
Equity options—VA	(37,370)	(15,051)	(1,824)	(22,319)	(13,227)
Interest rate swaptions—VA	(2,260)	—	—	(2,260)	—
Interest rate swaps—VA	3,264	7,718	—	(4,454)	7,718
Credit default swaps—VA	—	(7,851)	—	7,851	(7,851)
Embedded derivative—GMWB(1)	(22,120)	(127,537)	(5,728)	105,417	(121,809)

Total derivatives related to variable annuity contracts	$(102,832)	$(5,823)	$(64,021)	$(97,009)	$58,198
Economic cost(2)	36,501	21,881	11,036	14,620	10,845

Realized gains (losses)—derivatives, net of economic cost	$(66,331)	$16,058	$(52,985)	$(82,389)	$69,043

(1)
Includes impact of nonperformance risk of $(70.4) million for the year ended December 31, 2012.

(2)
Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of December 31,
	2012	2011	Change
	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$129,309	$317,671	(59.3)%
GMDB Reserves	19,316	9,498	n/m
GMWB and GMAB Reserves(1)	169,269	147,148	15.0
Account value subject to GMWB rider	7,165,375	4,406,041	62.6
GMWB Benefit Base	6,888,471	4,562,515	51.0
S&P 500® Index	1,426	1,258	13.4
(1)
Guaranteed death benefits in excess of contract holder account balance.

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

  Segment operating income

        Segment operating income was $119.1 million for the year ended December 31, 2012, as compared to $80.2 million for the year ended December 31, 2011, an increase of $38.9 million. This variance included a favorable change of $41.2 million in operating revenue driven by higher policy fees and other income in the VA line and lower benefits and settlement expenses. Partially offsetting these favorable changes was an unfavorable change of $14.7 million in unlocking and an increase in DAC amortization and non-deferred expenses.

  Operating revenues

        Segment operating revenues increased $41.2 million, or 6.8%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to increases in policy fees and other income from the VA line of business. Those increases were partially offset by lower investment income and increased GMWB economic cost from the VA line of business. Average fixed account balances grew 0.3% and average variable account balances grew 39.9% for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

  Benefits and settlement expenses

        Benefits and settlement expenses decreased $22.2 million, or 5.7%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This decrease was primarily the result of lower credited interest, a $9.0 million favorable change in SPIA mortality results and other favorable reserve changes. These favorable changes were partially offset by higher realized losses in the market value adjusted line a $4.0 million unfavorable change in the EIA fair value adjustments, and an unfavorable change in unlocking. Unfavorable unlocking of $13.8 million was recorded in the year ended December 31, 2012, as compared to $3.1 million of favorable unlocking during the year ended December 31, 2011.

  Amortization of DAC

        The increase in DAC amortization for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to growth in the VA line of business. The segment recorded unfavorable DAC unlocking of $11.4 million for the year ended December 31, 2012, as compared to unfavorable unlocking of $13.6 million for the year ended December 31, 2011.

  Other operating expenses

        Other operating expenses increased $15.9 million, or 18.7%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is due to higher commissions, maintenance, and acquisition expenses driven by the growth of the business.

  Sales

        Total sales decreased $54.5 million, or 1.6%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Sales of variable annuities increased $386.4 million, or 16.5% for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Sales of fixed annuities decreased by $440.9 million, or 42.7% for the year ended December 31, 2012, as compared to the year ended December 31, 2011, driven by a decrease in single premium deferred annuity and market value adjusted annuity sales.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income

        Segment operating income was $80.2 million for the year ended December 31, 2011, as compared to $52.2 million for the year ended December 31, 2010, an increase of $28.1 million. This variance included favorable changes in operating revenue and benefits and settlement expenses. Partially offsetting these favorable changes were increases in DAC amortization and other operating expenses.

  Operating revenues

        Segment operating revenues increased $63.8 million, or 11.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to increases in net investment income, policy fees, and other income. Average fixed account balances grew 7.8% and average variable account balances grew 58.3% for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

  Benefits and settlement expenses

        Benefits and settlement expenses decreased $7.1 million, or 1.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This decrease was primarily the result a $6.9 million favorable change in SPIA mortality results and a $2.5 million favorable change in VA guaranteed benefit reserves. These favorable changes were partially offset by a $1.2 million unfavorable change in the EIA fair value adjustments, higher credited interest, and higher bonus interest amortization. Favorable unlocking of $3.1 million was recorded in the year ended December 31, 2011, as compared to $5.8 million during the year ended December 31, 2010.

  Amortization of DAC

        The increase in DAC amortization for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to unfavorable DAC unlocking. There was unfavorable DAC unlocking of $23.5 million for the year ended December 31, 2011, as compared to favorable unlocking of $2.5 million for the year ended December 31, 2010.

  Other operating expenses

        Other operating expenses increased $19.7 million, or 30.1%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is due to higher commissions, maintenance, and acquisition expenses driven by the growth of the business.

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

Stable Value Products

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
REVENUES
Net investment income	$128,239	$145,150	$171,327	(11.7)%	(15.3)%
Other income	1	(1)	—	n/m	n/m

Total operating revenues	128,240	145,149	171,327	(11.6)	(15.3)
Realized gains (losses)	(5,391)	24,966	(3,444)	n/m	n/m

Total revenues	122,849	170,115	167,883	(27.8)	1.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	64,790	81,256	123,365	(20.3)	(34.1)
Amortization of deferred policy acquisition costs	947	4,556	5,430	(79.2)	(16.1)
Other operating expenses	2,174	2,557	3,325	(15.0)	(23.1)

Total benefits and expenses	67,911	88,369	132,120	(23.2)	(33.1)
INCOME BEFORE INCOME TAX	54,938	81,746	35,763	(32.8)	n/m
Less: realized gains (losses)	(5,391)	24,966	(3,444)

OPERATING INCOME	$60,329	$56,780	$39,207	6.3	44.8

        The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Sales
GIC	$400,104	$498,695	$132,612	(19.8)%	n/m %
GFA—Direct Institutional	221,500	300,000	625,000	(26.2)	(52.0)

	$621,604	$798,695	$757,612	(22.2)	5.4

Average Account Values	$2,637,549	$2,685,194	$3,329,510	(1.8)%	(19.4)%
Ending Account Values	$2,510,559	$2,769,510	$3,076,233	(9.4)%	(10.0)%
Operating Spread
Net investment income yield	4.87%	5.43%	5.13%
Interest credited	2.44	3.03	3.69
Operating expenses	0.12	0.26	0.27

Operating spread	2.31%	2.14%	1.17%

Adjusted operating spread(1)	2.09%	1.80%	1.11%
(1)
Excludes participating mortgage loan income and bank loan fee income.

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

  Segment operating income

        Operating income was $60.3 million and increased $3.5 million, or 6.3%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in operating earnings resulted from higher operating spreads and lower expenses offset by a decline in average account values. We also called certain retail notes, which accelerated DAC amortization of $3.4 million for the year ended December 31, 2011. We did not accelerate DAC amortization during the year ended December 31, 2012 as no contracts were called. The operating spread increased 17 basis points to 231 basis points for the year ended December 31, 2012, as compared to an operating spread of 214 basis points for the year ended December 31, 2011. The adjusted operating spread, which excludes participating income, increased by 29 basis points for the year ended December 31, 2012 over the prior year.

  Sales

        Total sales were $621.6 million for the year ended December 31, 2012.

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

Asset Protection

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$274,629	$284,206	$305,831	(3.4)%	(7.1)%
Reinsurance ceded	(126,824)	(128,063)	(138,539)	1.0	7.6

Net premiums and policy fees	147,805	156,143	167,292	(5.3)	(6.7)
Net investment income	24,310	26,501	28,820	(8.3)	(8.0)
Other income	111,182	94,627	71,014	17.5	33.3

Total operating revenues	283,297	277,271	267,126	2.2	3.8
BENEFITS AND EXPENSES
Benefits and settlement expenses	100,697	99,510	99,836	1.2	(0.3)
Amortization of deferred policy acquisition costs	33,951	38,080	45,544	(10.8)	(16.4)

Other operating expenses	132,195	114,029	90,691	15.9	25.7

Total benefits and expenses	266,843	251,619	236,071	6.1	6.6

INCOME BEFORE INCOME TAX	16,454	25,652	31,055	(35.9)	(17.4)
Less: noncontrolling interests	—	245	(436)	n/m	n/m

OPERATING INCOME	$16,454	$25,407	$31,491	(35.2)	(19.3)

        The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Sales
Credit insurance	$35,339	$35,767	$36,219	(1.2)%	(1.2)%
Service contracts	353,633	306,973	251,986	15.2	21.8
Other products	62,342	72,908	54,489	(14.5)	33.8

	$451,314	$415,648	$342,694	8.6	21.3

Loss Ratios(1)
Credit insurance	37.7%	33.8%	37.4%
Service contracts	90.9	88.4	87.5
Other products	26.6	19.6	6.3
(1)
Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

  Segment operating income

        Operating income was $16.5 million, representing a decrease of $9.0 million, or 35.2%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Service contract earnings decreased $5.0 million, or 39.5%, primarily due to $4.1 million of expense to impair and dispose of previously capitalized costs associated with developing internal-use software. Credit insurance earnings decreased $4.1 million primarily due to $3.1 million in legal settlement and related costs. Earnings from the GAP product line increased $0.2 million, or 1.5%.

  Net premiums and policy fees

        Net premiums and policy fees decreased $8.3 million, or 5.3%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Service contract premiums decreased $3.9 million, or 4.1%, GAP premiums decreased $2.3 million, or 5.6%, and credit insurance premiums decreased $2.1 million, or 11.5%. The decrease in service contract and credit lines were primarily the result of lower sales in prior years and the related impact on earned premiums. The decrease in GAP premiums is primarily due to a change in mix of GAP business.

  Other income

        Other income increased $16.6 million, or 17.5%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in 2012 sales reflecting improvement in the U.S. automobile market and increased market share.

  Benefits and settlement expenses

        Benefits and settlement expenses increased $1.2 million, or 1.2%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. GAP claims increased $2.0 million, or 23.3%, due to higher loss ratios. The increase was partially offset by decreases in service contract claims of $0.7 million, or 0.8%, and credit insurance claims of $0.1 million, or 1.3%.

  Amortization of DAC and Other operating expenses

        Amortization of DAC was $4.1 million, or 10.8%, lower for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to lower earned premiums in the GAP product line. Other operating expenses increased $18.2 million, or 15.9%, for the year ended December 31, 2012, partly due to the $4.1 million impairment and disposal of capitalized costs associated with developing internal-use software and $2.0 million legal settlement costs. Expenses related to higher sales and expenses related to new initiatives also contributed to the increase.

  Sales

        Total segment sales increased $35.7 million, or 8.6%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Service contract sales increased $46.7 million, or 15.2%. The increase is attributable to the improvement in auto sales over the prior year and increased market share. Sales in the GAP product line decreased $10.6 million, or 14.5%, primarily due to a change in mix of GAP business. Credit insurance sales decreased $0.4 million, or 1.2%.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income

        Operating income was $25.4 million, representing a decrease of $6.1 million, or 19.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract earnings decreased $5.9 million, or 32.4%, primarily related to higher commissions and reduced investment income due to lower balances and yields. Earnings from other products, including the GAP product and non-core lines, decreased $3.5 million, or 22.3%, primarily due to a $7.8 million excess reserve release in the first quarter of 2010 related to the runoff Lender's Indemnity line of business. Credit insurance earnings increased $3.3 million primarily due to lower loss ratios and lower expenses.

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

  Amortization of DAC and Other operating expenses

        Amortization of DAC was $7.5 million, or 16.4%, lower for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to lower earned premiums in the GAP product line and reduced amortization in the credit insurance product line. Other operating expenses increased $23.3 million, or 25.7%, for the year ended December 31, 2011, primarily due to higher commission expense resulting from an increase in sales.

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

        Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(126,824)	$(128,063)	$(138,539)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(56,486)	(60,776)	(72,787)
Amortization of deferred policy acquisition costs	(7,582)	(9,139)	(11,487)
Other operating expenses	(5,619)	(6,779)	(5,373)

Total benefits and expenses	(69,687)	(76,694)	(89,647)

NET IMPACT OF REINSURANCE(1)	$(57,137)	$(51,369)	$(48,892)

(1)
Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

        Reinsurance premiums ceded decreased $1.2 million, or 1.0%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower sales in prior years, somewhat offset by increases in service contract and GAP premiums.

        Benefits and settlement expenses ceded decreased $4.3 million, or 7.1%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease was primarily due to lower losses in the service contract line.

        Amortization of DAC ceded decreased $1.6 million, or 17.0%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily as the result of decreases in ceded activity in the dealer credit product line. Other operating expenses ceded decreased $1.2 million, or 17.1%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily as a result of decreases in the service contract and dealer credit lines.

        Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies' profitability on business we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

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

Corporate and Other

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$19,567	$21,469	$24,164	(8.9)%	(11.2)%
Reinsurance ceded	(28)	(108)	(2)	74.1	n/m

Net premiums and policy fees	19,539	21,361	24,162	(8.5)	(11.6)
Net investment income	168,641	166,326	154,501	1.4	7.7
Realized gains (losses)—derivatives	—	—	168
Other income	39,951	42,158	19,847	(5.2)	n/m

Total operating revenues	228,131	229,845	198,678	(0.7)	15.7
Realized gains (losses)—investments	(30,048)	(14,420)	(9,802)
Realized gains (losses)—derivatives	(4,653)	(15,138)	(9,102)

Total revenues	193,430	200,287	179,774	(3.4)	11.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	19,393	21,528	24,575	(9.9)	(12.4)
Amortization of deferred policy acquisition costs	1,018	2,654	1,694	(61.6)	56.7
Other operating expenses	210,923	199,896	197,471	5.5	1.2

Total benefits and expenses	231,334	224,078	223,740	3.2	0.2
INCOME (LOSS) BEFORE INCOME TAX	(37,904)	(23,791)	(43,966)	(59.3)	45.9
Less: realized gains (losses)—investments	(30,048)	(14,420)	(9,802)
Less: realized gains (losses)—derivatives	(4,653)	(15,138)	(9,102)
Less: noncontrolling interests	—	—	(9)

OPERATING INCOME (LOSS)	$(3,203)	$5,767	$(25,053)	n/m	n/m

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

  Segment operating income (loss)

        Corporate and Other segment operating loss was $3.2 million for the year ended December 31, 2012, as compared to operating income of $5.8 million for the year ended December 31, 2011. The decrease was primarily due to an $11.2 million deferred issue cost write-off for the year ended December 31, 2012 associated with the refinancing of several of our subordinated debt securities and $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments. In addition, the segment experienced a $1.6 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. Partially offsetting these variances were an $8.6 million favorable variance related to mortgage loan prepayment fee income and a $5.0 million increase in investment income related to closing a reserve financing transaction for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

  Operating revenues

        Net investment income for the segment increased $2.3 million, or 1.4%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and net premiums and policy fees decreased $1.8 million, or 8.5%. The increase in net investment income was primarily the result of an $8.6 million increase in mortgage loan prepayment fee income and a $5.0 million increase in investment income related to closing a reserve financing transaction for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Partially offsetting this variance was $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments. Other income decreased $2.2 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a $1.6 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

  Total benefits and expenses

        Total benefits and expenses increased $7.3 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in other operating expenses. The increase in operating expenses reflects an $11.2 million deferred issue cost write-off recorded during the year ended December 31, 2012, partially offset by a $6.4 million favorable variance related to legal expenses.

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

Portfolio Description

        As of December 31, 2012, our investment portfolio was approximately $36.9 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

        The following table presents the reported values of our invested assets:

	As of December 31,
	2012		2011
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2012—$21,244,173; 2011—$21,195,517)	$23,823,244	64.5%	$22,850,645	65.4%
Privately issued bonds (amortized cost: 2012—$5,737,151; 2011—$4,942,443)	6,264,715	17.0	5,132,801	14.7

Fixed maturities	30,087,959	81.5	27,983,446	80.1
Equity securities (cost: 2012—$409,376; 2011—$345,874)	411,786	1.1	335,232	1.0
Mortgage loans	4,950,201	13.4	5,353,481	15.3
Investment real estate	19,816	0.1	29,899	0.1
Policy loans	865,391	2.3	879,819	2.5
Other long-term investments	361,837	1.0	257,714	0.7
Short-term investments	217,812	0.6	101,489	0.3

Total investments	$36,914,802	100.0%	$34,941,080	100.0%

        Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $118.9 million and $85.8 million of short-term investments classified as trading securities as of December 31, 2012 and 2011, respectively. The trading portfolio includes invested assets of $3.0 billion and $2.9 billion as of December 31, 2012 and 2011, respectively, held pursuant to modified coinsurance ("Modco") arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above, are $300.0 million of securities classified as held-to-maturity as of December 31, 2012. The Company held no held-to-maturity securities as of December 31, 2011.

Fixed Maturity Investments

        As of December 31, 2012, our fixed maturity investment holdings were approximately $30.1 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2012	2011
AAA	14.6%	16.5%
AA	7.2	8.0
A	30.8	27.5
BBB	39.7	41.0
Below investment grade	6.7	7.0
Not rated	1.0	—

	100.0%	100.0%

        We use various Nationally Recognized Statistical Rating Organizations' ("NRSRO") ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, we use the second-highest convention in assigning the rating. When there are no such published ratings, we assign a rating based on the statutory accounting rating system if such ratings are available.

        We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of December 31, 2012, based upon amortized cost, $38.0 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $27.0 billion fixed maturity securities held by us (0.1% of total fixed maturity securities).

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

        The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2012	2011
	(Dollars In Millions)
Corporate bonds	$22,054.4	$20,148.4
Residential mortgage-backed securities	2,197.1	2,656.1
Commercial mortgage-backed securities	1,040.9	741.8
Other asset-backed securities	1,133.0	971.0
U.S. government-related securities	1,475.8	1,771.5
Other government-related securities	164.2	137.9
States, municipals, and political subdivisions	1,722.6	1,556.8
Other	300.0	—

Total fixed income portfolio	$30,088.0	$27,983.5

        Within our fixed maturity investments, we maintain portfolios classified as "available-for-sale", "trading", and "held-to-maturity". We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $26.8 billion, or 89.0%, of our fixed maturities as "available-for-sale" as of December 31, 2012. These securities are carried at fair value on our consolidated balance sheets.

        Fixed maturities that we have both the positive intent and ability to hold to maturity are classified as "held-to-maturity". We classified $300.0 million, or 1.0% of our fixed maturities as "held-to-maturity" as of December 31, 2012. These securities are carried at amortized cost on our consolidated balance sheets.

        Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 10.0%, of our fixed maturities and $118.9 million of short-term investments as of December 31, 2012. Changes in fair value on the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2012	2011
	(Dollars In Thousands)
AAA	$559,374	$845,498
AA	239,834	267,450
A	801,562	702,889
BBB	1,038,873	909,296
Below investment grade	353,089	211,672

Total Modco trading fixed maturities	$2,992,732	$2,936,805

        A portion of our bond portfolio is invested in residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2012, were approximately $4.4 billion. Mortgage-backed securities ("MBS") are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

        Residential mortgage-backed securities—As of December 31, 2012, our RMBS portfolio was approximately $2.2 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities ("PACs") pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

        The tables below include a breakdown of these holdings by type and rating as of December 31, 2012.

Type	Percentage of Residential Mortgage-Backed Securities
Sequential	23.7%
PAC	42.4
Pass Through	7.0
Other	26.9

100.0%

Rating	Percentage of Residential Mortgage-Backed Securities
AAA	55.8%
AA	0.6
A	1.5
BBB	1.3
Below investment grade	40.8

100.0%

  Alt-A Collateralized Holdings

        As of December 31, 2012, we held securities with a fair value of $443.6 million, or 1.2% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2011, we held securities with a fair value of $354.8 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of December 31, 2012, these securities had a fair value of $140.3 million and an unrealized gain of $20.1 million.

        The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2012:

Rating	Percentage of Alt-A Securities
A	0.2%
Below investment grade	99.8

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2012:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
A	$0.9	$—	$—	$—	$—	$0.9
Below investment grade	442.7	—	—	—	—	442.7

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$443.6	$—	$—	$—	$—	$443.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
Below investment grade	18.3	—	—	—	—	18.3

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$18.3	$—	$—	$—	$—	$18.3

  Sub-prime Collateralized Holdings

        As of December 31, 2012, we held securities with a total fair value of $2.7 million that were supported by collateral classified as sub-prime. As of December 31, 2011, we held securities with a fair value of $0.1 million that were supported by collateral classified as sub-prime.

  Prime Collateralized Holdings

        As of December 31, 2012, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.8 billion, or 4.7%, of total invested assets. As of December 31, 2011, we held securities with a fair value of $2.3 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

        The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2012:

Rating	Percentage of Prime Securities
AAA	70.0%
AA	0.7
A	1.8
BBB	1.6
Below investment grade	25.9

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2012:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$428.0	$83.4	$356.7	$358.3	$—	$1,226.4
AA	12.5	—	—	—	—	12.5
A	32.4	—	—	—	—	32.4
BBB	28.7	—	—	—	—	28.7
Below investment grade	450.9	—	—	—	—	450.9

Total mortgage-backed securities collateralized by prime mortgage loans	$952.5	$83.4	$356.7	$358.3	$—	$1,750.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$26.3	$9.1	$23.5	$26.3	$—	$85.2
AA	—	—	—	—	—	—
A	0.9	—	—	—	—	0.9
BBB	1.3	—	—	—	—	1.3
Below investment grade	12.3	—	—	—	—	12.3

Total mortgage-backed securities collateralized by prime mortgage loans	$40.8	$9.1	$23.5	$26.3	$—	$99.7

        Commercial mortgage-backed securities—Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2012, the CMBS holdings were approximately $1.0 billion. As of December 31, 2011, the CMBS holdings were approximately $741.8 million.

        The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2012:

Rating	Percentage of Commercial Mortgage-Backed Securities
AAA	68.9%
AA	11.4
A	18.1
BBB	1.6

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2012:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$113.8	$—	$86.5	$244.1	$272.8	$717.2
AA	—	—	34.2	39.4	44.5	118.1
A	47.2	2.2	35.5	88.2	14.9	188.0
BBB	17.6	—	—	—	—	17.6

Total commercial mortgage-backed securities	$178.6	$2.2	$156.2	$371.7	$332.2	$1,040.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$3.5	$—	$10.9	$32.1	$13.4	$59.9
AA	—	—	3.0	4.4	0.4	7.8
A	2.8	—	2.9	4.7	0.5	10.9
BBB	0.7	—	—	—	—	0.7

Total commercial mortgage-backed securities	$7.0	$—	$16.8	$41.2	$14.3	$79.3

        Other asset-backed securities—Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2012, these holdings were approximately $1.1 billion. As of December 31, 2011, these holdings were approximately $971.0 million.

        The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2012:

Rating	Percentage of Other Asset- Backed Securities
AAA	57.6%
AA	15.2
A	15.8
BBB	0.2
Below investment grade	11.2

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2012:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$554.6	$4.6	$32.1	$26.3	$35.1	$652.7
AA	165.5	—	—	—	6.7	172.2
A	31.6	—	—	75.5	71.7	178.8
BBB	2.4	—	—	—	—	2.4
Below investment grade	126.9	—	—	—	—	126.9

Total other asset-backed securities	$881.0	$4.6	$32.1	$101.8	$113.5	$1,133.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$(24.4)	$—	$0.1	$0.4	$0.6	$(23.3)
AA	(14.3)	—	—	—	0.3	(14.0)
A	1.5	—	—	6.5	1.4	9.4
BBB	—	—	—	—	—	—
Below investment grade	1.0	—	—	—	—	1.0

Total other asset-backed securities	$(36.2)	$—	$0.1	$6.9	$2.3	$(26.9)

        We obtained ratings of our fixed maturities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P"), and/or Fitch Ratings ("Fitch"). If a fixed maturity is not rated by Moody's, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners ("NAIC"), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2012, over 98.0% of our fixed maturities were rated by Moody's, S&P, Fitch, and/or the NAIC.

        The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2012	% Fair Value	As of December 31, 2011	% Fair Value
	(Dollars In Thousands)
Banking	$2,316,051	7.7%	$2,283,065	8.2%
Other finance	346,563	1.2	247,963	0.9
Electric	3,782,966	12.6	3,728,692	13.3
Natural gas	2,203,779	7.3	2,266,793	8.1
Insurance	2,541,614	8.4	2,129,102	7.6
Energy	1,821,451	6.1	1,724,043	6.2
Communications	1,260,773	4.2	1,239,770	4.4
Basic industrial	1,293,037	4.3	1,198,172	4.3
Consumer noncyclical	1,738,686	5.8	1,324,561	4.7
Consumer cyclical	942,465	3.1	739,775	2.6
Finance companies	246,114	0.8	220,511	0.8
Capital goods	1,066,972	3.5	935,494	3.3
Transportation	670,477	2.2	622,795	2.2
Other industrial	236,002	0.8	175,700	0.6
Brokerage	588,307	2.0	520,892	1.9
Technology	845,282	2.8	678,869	2.4
Real estate	119,020	0.4	83,208	0.3
Other utility	34,779	0.1	28,974	0.1
Commercial mortgage-backed securities	1,040,896	3.5	741,807	2.7
Other asset-backed securities	1,132,943	3.8	970,957	3.5
Residential mortgage-backed non-agency securities	987,035	3.3	1,220,958	4.4
Residential mortgage-backed agency securities	1,210,098	4.0	1,435,134	5.1
U.S. government-related securities	1,475,816	4.9	1,771,535	6.3
Other government-related securities	164,222	0.5	137,862	0.5
State, municipals, and political divisions	1,722,611	5.7	1,556,814	5.6
Other	300,000	1.0	—	—

Total	$30,087,959	100.0%	$27,983,446	100.0%

        Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of December 31, 2012, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $30.1 billion, which was 13.2% above amortized cost of $26.6 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

        We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2012, our mortgage loan holdings were approximately $5.0 billion. We have specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

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

        We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2012 and 2011, our allowance for mortgage loan credit losses was $2.9 million and $6.5 million, respectively. While our mortgage loans do not have quoted market values, as of December 31, 2012, we estimated the fair value of our mortgage loans to be $5.7 billion (using discounted cash flows from the next call date), which was approximately 14% greater than the amortized cost, less any related loan loss reserve.

        At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property's projected operating expenses and debt service.

        We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2012 and 2011, approximately $817.3 million and $876.8 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

        Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $224.8 million will be due in 2013, $1.3 billion in 2014 through 2018, $599.0 million in 2019 through 2023, and $179.6 million thereafter.

        As of December 31, 2012, approximately $23.9 million, or 0.06%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2012, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. These transactions generally included acceptance of assets in satisfaction of principal or foreclosure on collateral property, and were the result of agreements between the creditor and the debtor or imposition of law. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2012 resulted in a reduction of $7.8 million in our investment in mortgage loans, net of existing allowances for mortgage loan losses. None of these loans remained on our balance sheets as of December 31, 2012. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

        As of December 31, 2012, $12.6 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. In addition, we foreclosed on certain nonperforming loans and converted them to $4.2 million of real estate properties during the year ended December 31, 2012.

        As of December 31, 2012, $6.9 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the year ended December 31, 2012. In addition, we foreclosed on certain nonperforming loans and recognized a loss of $0.3 million upon the sale of real estate properties during the year ended December 31, 2012.

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

Securities Lending

        In prior periods, we participated in securities lending, primarily as an enhancement to our investment yield. During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to dispose of and on which we recorded an other-than-temporary impairment of $1.3 million, were instead retained by us and are included in our fixed maturities as of December 31, 2012, with a balance of $3.7 million. We currently do not have any intent to sell these securities, and do not anticipate being required to sell them.

Risk Management and Impairment Review

        We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2012:

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$3,846,506	14.4%
AA	1,913,076	7.1
A	8,459,781	31.6
BBB	10,903,582	40.7

Investment grade	25,122,945	93.8

BB	761,436	2.8
B	137,093	0.5
CCC or lower	759,177	2.9

Below investment grade	1,657,706	6.2

Total	$26,780,651	100.0%

        Not included in the table above are $2.6 billion of investment grade and $367.1 million of below investment grade fixed maturities classified as trading securities and $300.0 million of fixed maturities classified as held-to-maturity.

        Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2012. The following table includes securities held in our Modco portfolio and summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2012:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Duke Enegry Corp	$213.5	$—	$213.5
Comcast Corp.	194.8	—	194.8
Nextera Energy Inc.	182.4	—	182.4
Exelon Corp.	179.7	—	179.7
Berkshire Hathaway Inc.	173.3	—	173.3
General Electric	165.7	—	165.7
Verizon Communications Inc.	160.2	—	160.2
JP Morgan Chase	144.2	14.0	158.2
Rio Tinto PLC	158.0	—	158.0
Morgan Stanley	150.9	0.6	151.5

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

        Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2012, we concluded that approximately $58.9 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized a $7.3 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the year ended December 31, 2012.

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

        The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2012. As December 31, 2012, we had no unfunded exposure and had no direct sovereign fair value exposure.

	Non-sovereign Debt
			Total Gross Funded Exposure
Financial Instrument and Country	Financial	Non-financial
	(Dollars In Millions)
Securities:
United Kingdom	$385.7	$402.5	$788.2
Switzerland	154.9	207.8	362.7
France	69.7	100.0	169.7
Sweden	152.2	5.0	157.2
Netherlands	163.7	89.5	253.2
Spain	38.3	97.8	136.1
Belgium	—	90.9	90.9
Germany	26.9	59.1	86.0
Ireland	6.0	85.0	91.0
Luxembourg	—	53.9	53.9
Italy	—	48.5	48.5
Norway	—	14.3	14.3

Total securities	997.4	1,254.3	2,251.7
Derivatives:
Germany	22.2	—	22.2
Switzerland	3.5	—	3.5

Total derivatives	25.7	—	25.7

Total securities	$1,023.1	$1,254.3	$2,277.4

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2012	2011	2010	2012	2011
	(Dollars In Thousands)
Fixed maturity gains—sales	$73,074	$95,567	$91,693	(22,493)	3,874
Fixed maturity losses—sales	(5,348)	(15,387)	(41,637)	10,039	26,250
Equity gains—sales	206	9,194	6,491	(8,988)	2,703
Equity losses—sales	(251)	—	(3)	(251)	3
Impairments on fixed maturity securities	(58,886)	(47,442)	(39,696)	(11,444)	(7,746)
Impairments on equity securities	—	—	(1,814)	—	1,814
Modco trading portfolio	177,986	164,224	109,399	13,762	54,825
Other	(14,632)	(18,683)	(11,577)	4,051	(7,106)

Total realized gains (losses)—investments	$172,149	$187,473	$112,856	(15,324)	74,617

Derivatives related to variable annuity contracts:
Interest rate futures—VA	$21,138	$164,221	$(11,778)	(143,083)	175,999
Equity futures—VA	(50,797)	(30,061)	(42,258)	(20,736)	12,197
Currency futures—VA	(2,763)	2,977	—	(5,740)	2,977
Volatility futures—VA	(132)	—	—	(132)	—
Volatility swaps—VA	(11,792)	(239)	(2,433)	(11,553)	2,194
Equity options—VA	(37,370)	(15,051)	(1,824)	(22,319)	(13,227)
Interest rate swaptions—VA	(2,260)	—	—	(2,260)	—
Interest rate swaps—VA	3,264	7,718	—	(4,454)	7,718
Credit default swaps—VA	—	(7,851)	—	7,851	(7,851)
Embedded derivative—GMWB	(22,120)	(127,537)	(5,728)	105,417	(121,809)

Total derivatives related to variable annuity contracts	(102,832)	(5,823)	(64,021)	(97,009)	58,198
Embedded derivative—Modco reinsurance treaties	(132,816)	(134,340)	(67,989)	1,524	(66,351)
Interest rate swaps	(87)	(11,264)	(8,427)	11,177	(2,837)
Interest rate caps	(2,666)	(2,801)	—	135	(2,801)
Credit default swaps	—	(548)	1,389	548	(1,937)
Other derivatives	(79)	(475)	799	396	(1,274)

Total realized gains (losses)—derivatives	$(238,480)	$(155,251)	$(138,249)	(83,229)	(17,002)

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2012, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

        From time to time, we are required to post and obligated to return collateral related to derivative transactions. As of December 31, 2012, we had posted cash and securities (at fair value) as collateral of approximately $34.8 million and $54.9 million, respectively. As of December 31, 2012, we received $11.6 million of cash as collateral. We do not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

        Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the year ended December 31, 2012, we recognized pre-tax other-than-temporary impairments of $58.9 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $7.3 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded. For the year ended December 31, 2011, we recognized pre-tax other-than-temporary impairments of $47.4 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Year Ended December 31,
	2012	2011
	(Dollars In Millions)
Alt-A MBS	$9.2	$17.9
Other MBS	17.0	15.1
Corporate bonds	32.7	12.4
Sub-prime bonds	—	2.0

Total	$58.9	$47.4

        As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2012, we sold securities in an unrealized loss position with a fair value of $38.0 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$23,002	60.6%	$(1,713)	30.6%
>90 days but <= 180 days	4,230	11.1	(852)	15.2
>180 days but <= 270 days	820	2.2	(153)	2.7
>270 days but <= 1 year	906	2.4	(167)	3.0
>1 year	8,992	23.7	(2,714)	48.5

Total	$37,950	100.0%	$(5,599)	100.0%

        For the year ended December 31, 2012, we sold securities in an unrealized loss position with a fair value (proceeds) of $38.0 million. The loss realized on the sale of these securities was $5.6 million. The $5.6 million loss recognized on available-for-sale securities for the year ended December 31, 2012, includes an $1.9 million loss on the sale of BNP Paribas and $1.1 loss on the sale of Credit Suisse. We made the decision to exit these holdings in order to reduce our European financial exposure.

        For the year ended December 31, 2012, we sold securities in an unrealized gain position with a fair value of $1.6 billion. The gain realized on the sale of these securities was $73.3 million.

        The $14.6 million of other realized losses recognized for the year ended December 31, 2012, consists of the decrease in the mortgage loan reserves of $3.6 million, mortgage loan losses of $18.5 million, real estate gains of $0.1 million, and partnership gains of $0.2 million.

        For the year ended December 31, 2012, net gains of $178.0 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $32.3 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $132.8 million during the year ended December 31, 2012. These losses were primarily the result of credit spreads tightening and a continued decline in treasury yields.

        Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

        We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $50.8 million, interest rate futures resulted in pre-tax gains of $21.1 million, currency futures resulted in net pre-tax losses of $2.8 million, and volatility futures resulted in net pre-tax losses of $0.1 million for the year ended December 31, 2012, respectively.

        We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $37.4 million and the volatility swaps resulted in a net pre-tax loss of $11.8 million, respectively, for year ended December 31, 2012.

        We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. The interest rate swaps resulted in net pre-tax gains of $3.3 million and interest rate swaptions resulted in a net pre-tax loss of $2.3 million for year ended December 31, 2012.

        The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized losses of $22.1 million for the year ended December 31, 2012.

        We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $0.1 million for the year ended December 31, 2012. The pre-tax losses were primarily the result of $0.7 million in realized losses due to interest settlements and $0.6 million in unrealized gains during the year ended December 31, 2012.

        We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $2.7 million for the year ended December 31, 2012.

        We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.1 million for the year ended December 31, 2012.

Unrealized Gains and Losses—Available-for-Sale Securities

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2012, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a "bright line test" to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management's decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $3.1 billion, prior to tax and DAC offsets, as of December 31, 2012, and an overall net unrealized gain of $1.8 billion as of December 31, 2011.

        For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2012, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$1,030,519	43.4%	$1,062,255	42.3%	$(31,736)	22.5%
>90 days but <= 180 days	77,605	3.3	85,726	3.4	(8,121)	5.8
>180 days but <= 270 days	27,229	1.1	28,191	1.1	(962)	0.7
>270 days but <= 1 year	442,887	18.7	470,166	18.6	(27,279)	19.4
>1 year but <= 2 years	159,103	6.7	170,128	6.8	(11,025)	7.8
>2 years but <= 3 years	57,578	2.4	61,809	2.5	(4,231)	3.0
>3 years but <= 4 years	5,673	0.2	7,179	0.3	(1,506)	1.1
>4 years but <= 5 years	164,753	6.9	178,112	7.1	(13,359)	9.5
>5 years	407,514	17.3	450,075	17.9	(42,561)	30.2

Total	$2,372,861	100.0%	$2,513,641	100.0%	$(140,780)	100.0%

        The majority of the unrealized loss as of December 31, 2012 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2011. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

        As of December 31, 2012, the Barclays Investment Grade Index was priced at 128.5 bps versus a 10 year average of 164.8 bps. Similarly, the Barclays High Yield Index was priced at 539.2 bps versus a 10 year average of 617.3 bps. As of December 31, 2012, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.724%, 1.758%, and 2.950%, as compared to 10 year averages of 2.871%, 3.659%, and 5.562%, respectively.

        As of December 31, 2012, 48.3% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

        As of December 31, 2012, there were estimated gross unrealized losses of $16.5 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2012, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

        We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2012, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$244,025	10.3%	$258,345	10.3%	$(14,320)	10.2%
Other finance	4,472	0.2	5,186	0.2	(714)	0.5
Electric	138,028	5.8	147,290	5.9	(9,262)	6.6
Natural gas	88,154	3.7	93,973	3.7	(5,819)	4.1
Insurance	52,032	2.2	62,289	2.5	(10,257)	7.3
Energy	19,465	0.8	19,937	0.8	(472)	0.3
Communications	34,334	1.4	34,928	1.4	(594)	0.4
Basic industrial	106,419	4.5	110,895	4.4	(4,476)	3.2
Consumer noncyclical	188,249	7.9	191,990	7.6	(3,741)	2.7
Consumer cyclical	73,183	3.1	74,379	3.0	(1,196)	0.8
Finance companies	38,027	1.6	40,488	1.6	(2,461)	1.7
Capital goods	35,040	1.5	37,831	1.5	(2,791)	2.0
Transportation	—	—	—	—	—	—
Other industrial	34,617	1.5	34,951	1.4	(334)	0.2
Brokerage	9,500	0.4	10,034	0.4	(534)	0.4
Technology	132,116	5.6	133,592	5.3	(1,476)	1.0
Real estate	1,013	—	1,045	—	(32)	—
Other utility	—	—	—	—	—	—
Commercial mortgage-backed securities	50,601	2.1	51,199	2.0	(598)	0.4
Other asset-backed securities	721,781	30.4	783,205	31.2	(61,424)	43.9
Residential mortgage-backed non-agency securities	263,134	11.1	282,487	11.2	(19,353)	13.7
Residential mortgage-backed agency securities	4,388	0.2	4,410	0.2	(22)	—
U.S. government-related securities	107,802	4.5	108,397	4.3	(595)	0.4
Other government-related securities	14,955	0.6	15,000	0.6	(45)	—
States, municipals, and political divisions	11,526	0.6	11,790	0.5	(264)	0.2

Total	$2,372,861	100.0%	$2,513,641	100.0%	$(140,780)	100.0%

        The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of December 31,
	2012	2011
Banking	10.2%	28.2%
Other finance	0.5	0.6
Electric	6.6	6.0
Natural gas	4.1	1.6
Insurance	7.3	7.9
Energy	0.3	1.2
Communications	0.4	2.0
Basic industrial	3.2	2.0
Consumer noncyclical	2.7	0.1
Consumer cyclical	0.8	1.8
Finance companies	1.7	1.9
Capital goods	2.0	2.0
Transportation	—	—
Other industrial	0.2	0.6
Brokerage	0.4	3.0
Technology	1.0	0.7
Real estate	—	—
Other utility	—	—
Commercial mortgage-backed securities	0.4	0.9
Other asset-backed securities	43.9	20.3
Residential mortgage-backed non-agency securities	13.7	19.1
Residential mortgage-backed agency securities	—	0.1
U.S. government-related securities	0.4	—
Other government-related securities	—	—
States, municipals, and political divisions	0.2	—

Total	100.0%	100.0%

        The range of maturity dates for securities in an unrealized loss position as of December 31, 2012, varies, with 10.1% maturing in less than 5 years, 17.8% maturing between 5 and 10 years, and 72.1%

maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2012:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$1,215,635	51.2%	$1,272,639	50.6%	$(57,004)	40.5%
BBB	449,302	18.9	460,259	18.3	(10,957)	7.8

Investment grade	1,664,937	70.1	1,732,898	68.9	(67,961)	48.3

BB	225,937	9.5	242,684	9.7	(16,747)	11.9
B	78,201	3.3	80,297	3.2	(2,096)	1.5
CCC or lower	403,786	17.1	457,762	18.2	(53,976)	38.3

Below investment grade	707,924	29.9	780,743	31.1	(72,819)	51.7

Total	$2,372,861	100.0%	$2,513,641	100.0%	$(140,780)	100.0%

        As of December 31, 2012, we held a total of 253 positions that were in an unrealized loss position. Included in that amount were 119 positions of below investment grade securities with a fair value of $707.9 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $72.8 million, of which $45.9 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.9% of invested assets.

        As of December 31, 2012, securities in an unrealized loss position that were rated as below investment grade represented 29.9% of the total fair value and 51.7% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of December 31, 2012, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $72.7 million. A widening of credit spreads is estimated to account for unrealized losses of $271.8 million, with changes in treasury rates offsetting this loss by an estimated $199.1 million.

        The majority of our RMBS holdings as of December 31, 2012, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 3.04 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2012:

Non-agency portfolio	Weighted-Average Life
Prime	2.19
Alt-A	4.63
Sub-prime	3.18

        The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2012:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$176,651	25.0%	$192,396	24.6%	$(15,745)	21.6%
>90 days but <= 180 days	11,233	1.6	17,349	2.2	(6,116)	8.4
>180 days but <= 270 days	18,144	2.6	18,801	2.4	(657)	0.9
>270 days but <= 1 year	36,839	5.2	41,245	5.3	(4,406)	6.1
>1 year but <= 2 years	78,703	11.1	86,180	11.0	(7,477)	10.3
>2 years but <= 3 years	21,753	3.1	23,251	3.0	(1,498)	2.1
>3 years but <= 4 years	5,645	0.8	7,106	0.9	(1,461)	2.0
>4 years but <= 5 years	83,920	11.9	90,657	11.6	(6,737)	9.3
>5 years	275,036	38.7	303,758	39.0	(28,722)	39.3

Total	$707,924	100.0%	$780,743	100.0%	$(72,819)	100.0%

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

        While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2012, the fair value of securities pledged under the repurchase program was $168.1 million and the repurchase obligation of $150.0 million was included in our consolidated balance sheets (at an average borrowing rate of 15 basis points). During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012. As of December 31, 2011, we had no outstanding balance related to such borrowings. During 2011, the maximum balance outstanding at any one point in time related to these programs was $348.2 million. The average daily balance was $147.7 million (at an average borrowing rate of 13 basis points) during the year ended December 31, 2011.

        Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

  Credit Facility

        Under a revolving line of credit arrangement that was in effect until July 17, 2012 (the "Credit Facility"), we had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. We had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we were liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. There was an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of July 17, 2012.

        On July 17, 2012 we replaced the Credit Facility with a new credit facility ("2012 Credit Facility"). Under the 2012 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our senior unsecured long-term debt ("Senior Debt"), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the 2012 Credit Facility as of December 31, 2012. There was an outstanding balance of $50.0 million at an interest rate of LIBOR plus 1.20% under the 2012 Credit Facility as of December 31, 2012.

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

        We held $64.6 million of FHLB common stock as of December 31, 2012, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2012, we had $921.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

        As of December 31, 2012, we reported approximately $644.6 million (fair value) of Auction Rate Securities ("ARS") in non-Modco portfolios. As of December 31, 2012, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

        All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of December 31, 2012, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). As there is no active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

        The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $44.0 million and $42.7 million was recorded as of December 31, 2012 and December 31, 2011, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our credit exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

        Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2012, our total cash and invested assets were $37.3 billion. The life insurance subsidiaries were committed as of December 31, 2012, to fund mortgage loans in the amount of $182.6 million.

        Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $486.4 million in cash and short-term investments as of December 31, 2012, and we held $63.8 million in cash available for general corporate purposes.

        The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Net cash provided by operating activities	$692,084	$620,613	$710,254
Net cash used in investing activities	(549,910)	(791,436)	(597,927)
Net cash (used in) provided by financing activites	(40,671)	173,696	(53,227)

Total	$101,503	$2,873	$59,100

For The Year Ended December 31, 2012 as compared to The Year Ended December 31, 2011

        Net cash provided by operating activities—Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the change in the amount of cash available and used in investing activities.

        Net cash used in investing activities—Changes in cash from investing activities primarily related to the activity in our investment portfolio.

        Net cash (used in) provided by financing activities—Changes in cash from financing activities included $150.0 million inflows from repurchase program borrowings as compared to no borrowings for the year ended December 31, 2011 and $102.3 million outflows of investment product and universal life net activity, as compared to $439.4 million of inflows in the prior year. Net activity related to credit facility repayment of borrowings and subordinated debt issuance resulted in outflows of $104.2 million for the year ended December 31, 2012, as compared to net borrowings of $18.1 million for the year ended December 31, 2011, primarily due to the issuance of new subordinated debentures. See Capital Resources for additional information. Net issuances of non-recourse funding obligations equaled $178.2 million during the year ended December 31, 2012, as compared to repurchases of $124.6 million during 2011.

Capital Resources

        To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis. Additionally, the Company has access to the 2012 Credit Facility previously mentioned.

        During the three month period ending June 30, 2012, the Company issued $287.5 million of its Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $103.1 million of Subordinated Debentures due 2031, $118.6 million of Subordinated Debentures due in 2032 and $75.0 million of Capital Securities due in 2066 at par value. The transaction resulted in an expense of $7.2 million related to the write off of deferred issue costs associated with the called Debentures.

        During the three month period ending September 30, 2012, the Company issued $150 million of its Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $125.0 million of Capital Securities due in 2066 at par value and the remaining for general working capital purposes. The transaction resulted in an expense of $4.0 million related to the write off of deferred issue costs associated with the called Debentures.

        Golden Gate Captive Insurance Company ("Golden Gate"), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of December 31, 2012. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a special purpose financial captive insurance company wholly owned by PLICO, had $575.0 million of outstanding non-recourse funding obligations as of December 31, 2012. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2012, securities related to $286.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $289.0 million of the non-recourse funding obligations were held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the special purpose trusts, as holders of the non-recourse funding obligations, cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuer of the non-recourse funding obligations, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company ("WCL"). The LOC balance increased during 2012 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $580 million as of December 31, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement. In addition, we have entered into certain support agreements with Golden Gate III obligating us to make capital contributions or provide support related to certain of Golden Gate III's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate III.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2012 and was $625 million as of December 31, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement. In addition, we have entered into certain support agreements with Golden Gate IV obligating us to make capital contributions or provide support related to certain of Golden Gate IV's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate IV.

        On October 10, 2012, Golden Gate V Vermont Captive Insurance Company ("Golden Gate V") and Red Mountain, LLC ("Red Mountain"), indirect wholly owned subsidiaries of the Company, entered into a 20-year transaction to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is "non-recourse" to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2012, the principal balance of the Red Mountain note was $300 million. In connection with the transaction, we have entered into certain support agreements under which we guarantee or otherwise support certain obligations of Golden Gate V and Red Mountain.

        Our aggregate debt (long-term debt with maturities greater than 1 year, subordinated debt securities, and a revolving line of credit) decreased $104.2 million during the year ended December 31, 2012, as compared to an increase of $18.1 million during the year ended December 31, 2011.

        Debt changes during 2012, is detailed below:

Description	Amount
(Dollars In Thousands)
2012
7.50% Subordinated Debentures (2001), due 2031	$(103,093)
7.25% Subordinated Debentures (2002), due 2032	(118,557)
6.25% Subordinated Debentures (2012), due 2042	287,500
6.00% Subordinated Debentures (2012), due 2042	150,000
7.25% Subordinated Debentures (2006), due 2066	(200,000)
2011
Medium Term Notes, matured in 2011	$(9,852)

        Debt increases (reductions) in the revolving line of credit during 2012 and 2011 are detailed below:

Description	Amount	Interest Rate
	(Dollars In Thousands)
2012
Revolving line of credit	$(120,000)	LIBOR + 1.20%
2011
Revolving line of credit	$28,000	LIBOR + .40%

        During the year ended December 31, 2012, we repurchased approximately 3,923,336 common shares at a total cost of approximately $106.1 million. Future repurchase activity under the program will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

        A life insurance company's statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2013 is estimated to be $469.3 million.

        State insurance regulators and the NAIC have adopted risk-based capital ("RBC") requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2012, our total adjusted capital and company action level RBC was $3.3 billion and $644 million, respectively, providing an RBC ratio of approximately 510%.

        During 2012, we entered into an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), an indirect wholly owned insurance subsidiary. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2012, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

        Statutory reserves established for variable annuity contracts are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees and product design. As a result, the relationship between reserve changes and equity market performance may be non-linear during any given reporting period. Market conditions greatly influence the capital required due to their impact on the valuation of reserves and derivative investments mitigating the risk in these reserves. For example, if the level of the S&P 500 had been 10% lower as of December 31, 2012, we estimate that our RBC ratio would have declined by approximately 15 to 20 points. Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2012, we estimate that our RBC ratio would have increased by an insignificant amount. Risk mitigation activities may result in material and sometimes counterintuitive impacts on statutory surplus and RBC ratio. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can vary at a non-linear rate.

        In an effort to mitigate the equity market risks discussed above relative to our RBC ratio, in the fourth quarter of 2012, we established Shades Creek to which PLICO has reinsured GMWB and GMDB riders related to its variable annuity contracts. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation.

        Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a positive impact to our statutory surplus of approximately $20 million on a pre-tax basis for the year ended December 31, 2012, as compared to an immaterial impact to our statutory surplus for the year ended December 31, 2011.

        We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2012, we ceded premiums to third party reinsurers amounting to $1.3 billion. In addition, we had receivables from reinsurers amounting to $5.8 billion as of December 31, 2012. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 9, Reinsurance.

  Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of December 31, 2012:

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

        As of December 31, 2012, we had policy liabilities and accruals of approximately $23.0 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.56%.

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

        As of December 31, 2012, we carried a $77.6 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

        The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$2,443,370	$334,954	$302,418	$195,998	$1,610,000
Non-recourse funding obligations(2)	2,304,309	23,720	60,272	76,830	2,143,487
Subordinated debt securities(3)	1,468,555	33,283	66,566	66,566	1,302,140
Stable value products(4)	2,597,626	531,621	1,376,678	621,856	67,471
Operating leases(5)	20,278	6,948	9,691	3,404	235
Home office lease(6)	75,744	679	75,065	—	—
Mortgage loan and investment commitments	191,023	191,023	—	—	—
Repurchase program borrowings(7)	150,005	150,005	—	—	—
Policyholder obligations(8)	28,691,344	2,441,453	3,684,092	3,067,610	19,498,189

Total(9)	$37,942,254	$3,713,686	$5,574,782	$4,032,264	$24,621,522

(1)
Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(2)
Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.9 billion relates to the Golden Gate V transaction. These cash out flows are matched and predominantly offset by the cash in flows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes outstanding and held by third parties.

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

(9)
Excluded from this table are certain pension obligations, see additional disclosures around our pension obligation below.

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

        In July of 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 will reduce our minimum required defined benefit plan contributions for the 2012 and 2013 plan years. We are evaluating the impact this change will have on funding requirements in future years. Since the funding stabilization provisions of MAP-21 do not apply for Pension Benefit Guaranty Corporation ("PBGC") reporting purposes, we may also make additional contributions in future periods to maintain an 80% funded status for PBGC reporting purposes.

        We have not yet determined the total amount we will fund during 2013, but we estimate that the amount will be between $6 million and $15 million.

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

        Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market's perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer's financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2012, $928.5 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

        The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2012, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $31.6 million and $611.4 million, respectively.

        The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of December 31, 2012, the Level 3 fair value of these liabilities was $129.5 million.

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

        Of our $960.0 million, or 2.3%,of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $666.7 million were ABS. Of this amount, $618.9 million were student loan related ABS and $47.8 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$283.6
2003	118.5
2004	114.0
2005	7.1
2006	22.7
2007	114.2
2012	6.6

Total	$666.7

        The ABS was rated as follows: $523.3 million were AAA rated, $119.1 million were AA rated, $23.5 million were A rated, $0.1 million were BBB rated, and $0.7 million were less than investment grade. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

        Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 21, Derivative Financial Instruments for additional information on our financial instruments.

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

        We utilize a risk management strategy that includes the use of derivative financial instruments. Derivative instruments expose us to credit market and basis risk. Such instruments can change materially in value from period-to-period. We minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market and basis risks by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures. In addition, all derivative programs are monitored by our risk management department.

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

        The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2012, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2012
Fixed maturities	$27,828.4	(7.5)%
Mortgage loans	5,464.9	(4.6)
2011
Fixed maturities	$25,999.4	(7.1)%
Mortgage loans	5,977.4	(4.4)

        Estimated fair values were derived from the durations of our fixed maturities and mortgage loans. Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management's view of future fair value changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.

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

        As of December 31, 2012 and 2011, we had outstanding mortgage loan commitments of $182.6 million at an average rate of 5.1% and $182.4 million at an average rate of 5.58%, respectively, with estimated fair values of $210.5 million and $211.9 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2012, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2012	$200.8	(4.6)%
2011	202.4	(4.5)

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

        As of December 31, 2012, total derivative contracts with a notional amount of $15.8 billion were in a $647.7 million net loss position. Included in the $15.8 billion, is a notional amount of $2.7 billion in a $410.6 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $6.9 billion in a $169.3 million net loss position that relates to our GMWB derivatives. As of December 31, 2011, total derivative contracts with a notional amount of $12.5 billion were in a $441.9 million net loss position. We recognized losses of $238.5 million, $155.3 million, and $138.2 million related to derivative financial instruments for the years ended December 31, 2012, 2011, and 2010, respectively.

        The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 100 bps Change in the Underlying Reference Interest Rates
	Notional Amount	Fair Value as of December 31,
			+100 bps	-100 bps
	(Dollars In Millions)
2012
Futures(1)	$893.5	$(14.0)	$(118.3)	$109.8
Caps	3,000.0	—	2.6	—
Interest Rate Swaptions	400.0	11.4	4.3	36.0
Floating to fixed Swaps(2)	308.0	(8.3)	0.9	(19.0)
Fixed to floating Swaps(2)	630.0	(0.2)	(67.8)	83.6

Total	$5,231.5	$(11.1)	$(178.3)	$210.4

2011
Futures	$885.5	$5.2	$(35.1)	$52.7
Caps	3,000.0	2.7	31.3	—
Floating to fixed Swaps(2)	476.5	(10.3)	(10.8)	(10.6)

Total	$4,362.0	$(2.4)	$(14.6)	$42.1

(1)
Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2012.

(2)
Includes an effect for inflation.

        The following table sets forth the notional amount and fair value of our equity futures and options and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 10% Change in the Underlying Reference Index Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2012
Futures	$299.9	$(2.7)	$(33.0)	$27.6
Options	573.7	62.1	69.4	59.2

Total	$873.6	$59.4	$36.4	$86.8

2011
Futures	$239.4	$(0.6)	$(24.5)	$23.3
Options	440.2	19.6	11.1	34.2

Total	$679.6	$19.0	$(13.4)	$57.5

        The following table sets forth the notional amount and fair value of our currency futures and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2012
Currency futures	$147.9	$(1.1)	$(16.0)	$13.8

2011
Currency futures	$72.3	$0.8	$(6.3)	$8.0

        The following table sets forth the notional amount and fair value of our variance swap and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in volatility level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 10% Change in the Underlying Reference in Volatility Level
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2012
Variance swap	$3.2	$(11.8)	$17.7	$(31.5)

2011
Variance swap	$—	$—	$—	$—

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

        Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $1.4 billion of our stable value contracts have no early termination rights.
        As of December 31, 2012, we had $2.5 billion of stable value product account balances with an estimated fair value of $2.5 billion (using discounted cash flows) and $10.7 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows). As of December 31, 2011, we had $2.8 billion of stable value product account balances with an estimated fair value of $2.9 billion (using discounted cash flows) and $10.9 billion of annuity account balances with an estimated fair value of $10.8 billion (using discounted cash flows).

        The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate 100 basis point decrease in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2012
Stable value product account balances	$2,549.0	1.5%
Annuity account balances	10,633.5	1.0
2011
Stable value product account balances	$2,791.8	1.3%
Annuity account balances	10,879.4	1.0

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

Impact of continued low interest rate environment

        Significant changes in interest rates expose us to the risk of not realizing anticipated spreads between the interest rate earned on investments and the interest rate credited to in-force policies and contracts. In addition, certain of our insurance and investment products guarantee a minimum credited interest rate ("MGIR"). In periods of prolonged low interest rates, the interest spread earned may be negatively impacted to the extent our ability to reduce policyholder crediting rates is limited by the guaranteed minimum credited interest rates. Additionally, those policies without account values may exhibit lower profitability in periods of prolonged low interest rates due to reduced investment income.

        The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary As of December 31, 2012
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$36	$1	$911	$948
>3% - 4%	1,402	649	1,137	3,188
>4% - 5%	2,058	3,069	385	5,512
>5% - 6%	223	—	—	223

Subtotal	3,719	3,719	2,433	9,871
Fixed Annuities
1%	$—	$—	$856	$856
>1% - 2%	195	—	1,323	1,518
>2% - 3%	1,166	6	1,617	2,789
>3% - 4%	347	—	—	347
>4% - 5%	240	—	—	240

Subtotal	1,948	6	3,796	5,750

Total	$5,667	$3,725	$6,229	$15,621

Percentage of Total	36%	24%	40%	100%

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

        The following presents our estimates of the hypothetical impact to the December 31, 2012 benefit obligation and to the 2012 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(24,022.0)	$(4,453.0)
100 basis point decrease	29,739.0	5,318.0
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(3,455.0)	$(283.0)
100 basis point decrease	4,302.0	327.0
(1)
Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.

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

        The following presents our estimates of the hypothetical impact to the 2012 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,408.0)	$(62.0)
100 basis point decrease	1,408.0	62.0
(1)
Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.

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

        ASU No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.    The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update was effective for us on January 1, 2012. We retrospectively adopted this Update, which resulted in a reduction in our deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs deferred. For additional information on the effect this Update had on our statements, see Note 6, Deferred Acquisition Costs and Value of Business Acquired.

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

PROTECTIVE LIFE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$2,814,278	$2,800,140	$2,625,394
Reinsurance ceded	(1,345,836)	(1,394,675)	(1,408,340)

Net of reinsurance ceded	1,468,442	1,405,465	1,217,054
Net investment income	1,862,332	1,820,643	1,683,676
Realized investment gains (losses):
Derivative financial instruments	(238,480)	(155,251)	(138,249)
All other investments	231,035	234,915	154,366
Other-than-temporary impairment losses	(66,188)	(62,332)	(75,341)
Portion recognized in other comprehensive income (before taxes)	7,302	14,890	33,831

Net impairment losses recognized in earnings	(58,886)	(47,442)	(41,510)
Other income	358,563	307,812	222,418

Total revenues	3,623,006	3,566,142	3,097,755

Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2012—$1,228,425; 2011—$1,228,775; 2010—$1,278,657)	2,326,040	2,233,473	2,089,429
Amortization of deferred policy acquisition costs and value of business acquired	203,565	264,993	164,963
Other operating expenses, net of reinsurance ceded: (2012—$196,709; 2011—$198,888; 2010—$199,610)	640,430	597,200	508,591

Total benefits and expenses	3,170,035	3,095,666	2,762,983

Income before income tax	452,971	470,476	334,772

Income tax (benefit) expense
Current	76,186	9,774	(3,214)
Deferred	74,333	145,065	113,117

Total income tax expense	150,519	154,839	109,903

Net income	302,452	315,637	224,869
Less: Net income (loss) attributable to noncontrolling interests	—	245	(445)

Net income available to PLC's common shareowners(1)	$302,452	$315,392	$225,314

Net income available to PLC's common shareowners—basic	$3.73	$3.70	$2.60
Net income available to PLC's common shareowners—diluted	$3.66	$3.65	$2.57
Cash dividends paid per share	$0.70	$0.62	$0.54
Average shares outstanding—basic	81,066,338	85,208,612	86,567,069

Average shares outstanding—diluted	82,723,016	86,475,229	87,675,857

(1)
Protective Life Corporation ("PLC")

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Net income	$302,452	$315,637	$224,869
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2012—$392,600; 2011—$400,848; 2010—$330,213)	729,120	744,447	612,588
Reclassification adjustment for investment amounts included in net income, net of income tax: (2012—$(3,076); 2011—$(14,671); 2010—$(5,335))	(5,719)	(27,261)	(9,699)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2012—$16,281; 2011—$(13,205); 2010—$11,481)	30,236	(24,524)	21,321
Change in accumulated (loss) gain—derivatives, net of income tax: (2012—$2,609; 2011—$2,382; 2010—$4,441)	4,846	4,424	7,630
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2012—$(381); 2011—$(138); 2010—$(614))	(708)	(256)	(1,105)
Change in postretirement benefits liability adjustment, net of income tax: (2012—$(3,498); 2011—$(10,358); 2010—$(749))	(6,497)	(19,236)	(1,392)

Total other comprehensive income	751,278	677,594	629,343

Comprehensive income	1,053,730	993,231	854,212
Comprehensive income attributable to noncontrolling interests	—	(245)	445

Total comprehensive income attributable to Protective Life Corporation	$1,053,730	$992,986	$854,657

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2012—$26,681,324; 2011—$26,137,960)	$29,787,959	$27,983,446
Fixed maturities, at amortized cost (fair value: 2012—$319,163)	300,000	—
Equity securities, at fair value (cost: 2012—$409,376; 2011—$345,874)	411,786	335,232
Mortgage loans (2012 and 2011 includes: $765,520 and $858,139 related to securitizations)	4,950,201	5,353,481
Investment real estate, net of accumulated depreciation (2012—$1,017; 2011—$1,547)	19,816	29,899
Policy loans	865,391	879,819
Other long-term investments	361,837	257,714
Short-term investments	217,812	101,489

Total investments	36,914,802	34,941,080
Cash	368,801	267,298
Accrued investment income	357,368	350,580
Accounts and premiums receivable, net of allowance for uncollectible amounts (2012—$4,290; 2011—$3,899)	85,500	84,754
Reinsurance receivables	5,805,401	5,645,471
Deferred policy acquisition costs and value of business acquired	3,239,519	3,248,041
Goodwill	108,561	111,659
Property and equipment, net of accumulated depreciation (2012—$105,789; 2011—$134,924)	47,607	48,578
Other assets	262,052	150,549
Income tax receivable	30,827	50,783
Assets related to separate accounts
Variable annuity	9,601,417	6,741,959
Variable universal life	562,817	502,617

Total assets	$57,384,672	$52,143,369

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

(continued)

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$21,626,386	$20,867,989
Unearned premiums	1,396,026	1,258,785

Total policy liabilities and accruals	23,022,412	22,126,774
Stable value product account balances	2,510,559	2,769,510
Annuity account balances	10,658,463	10,946,848
Other policyholders' funds	566,985	546,516
Other liabilities	1,434,604	1,065,451
Mortgage loan backed certificates	—	19,755
Deferred income taxes	1,736,389	1,260,629
Non-recourse funding obligations	586,000	407,800
Repurchase program borrowings	150,000	—
Debt	1,400,000	1,520,000
Subordinated debt securities	540,593	524,743
Liabilities related to separate accounts
Variable annuity	9,601,417	6,741,959
Variable universal life	562,817	502,617

Total liabilities	52,770,239	48,432,602

Commitments and contingencies—Note 11
Shareowners' equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2012 and 2011—160,000,000 shares issued: 2012 and 2011—88,776,960	44,388	44,388
Additional paid-in-capital	606,369	598,106
Treasury stock, at cost (2012—10,639,467; 2011—7,107,765 shares)	(209,840)	(107,740)
Retained earnings	2,437,544	2,191,319
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2012—$978,656; 2011—$589,132)	1,817,504	1,094,103
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2012—$(2,147); 2011—$(18,428))	(3,988)	(34,224)
Accumulated loss—derivatives, net of income tax: (2012—$(1,883); 2011—$(4,111))	(3,496)	(7,634)
Postretirement benefits liability adjustment, net of income tax: (2012—$(39,468); 2011—$(35,970))	(73,298)	(66,801)

Total Protective Life Corporation's shareowners' equity	4,615,183	3,711,517
Noncontrolling interest	(750)	(750)

Total equity	4,614,433	3,710,767

Total liabilities and shareowners' equity	$57,384,672	$52,143,369

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Protective Life Corporation's shareowners' equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Balance, December 31, 2009	$44,388	$576,887	$(25,929)	$1,735,076	$(321,493)	$2,008,929	$—	$2,008,929
Net income for 2010				225,314		225,314	(445)	224,869
Other comprehensive income					629,343	629,343	—	629,343

Comprehensive income for 2010						854,657	(445)	854,212

Cash dividends ($0.540 per share)				(46,250)		(46,250)	—	(46,250)
Cumulative effect adjustments				14,290		14,290	—	14,290
Noncontrolling interests						—	(539)	(539)
Stock-based compensation		9,705	(143)			9,562	—	9,562

Balance, December 31, 2010	$44,388	$586,592	$(26,072)	$1,928,430	$307,850	$2,841,188	$(984)	$2,840,204
Net income for 2011				315,392		315,392	245	315,637
Other comprehensive income					677,594	677,594	—	677,594

Comprehensive income for 2011						992,986	245	993,231

Cash dividends ($0.620 per share)				(52,503)		(52,503)	—	(52,503)
Repurchase of common stock			(82,671)			(82,671)	—	(82,671)
Stock-based compensation		11,514	1,003			12,517	—	12,517
Noncontrolling interests						—	(11)	(11)

Balance, December 31, 2011	$44,388	$598,106	$(107,740)	$2,191,319	$985,444	$3,711,517	$(750)	$3,710,767
Net income for 2012				302,452		302,452	—	302,452
Other comprehensive income					751,278	751,278	—	751,278

Comprehensive income for 2012						1,053,730	—	1,053,730

Cash dividends ($0.70 per share)				(56,227)		(56,227)	—	(56,227)
Noncontrolling interests						—	—	—
Repurchase of common stock			(106,117)			(106,117)	—	(106,117)
Stock-based compensation		8,263	4,017			12,280	—	12,280

Balance, December 31, 2012	$44,388	$606,369	$(209,840)	$2,437,544	$1,736,722	$4,615,183	$(750)	$4,614,433

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$302,452	$315,637	$224,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	66,331	(32,222)	25,393
Amortization of deferred policy acquisition costs and value of business acquired	203,565	264,993	164,963
Capitalization of deferred policy acquisition costs	(312,684)	(366,156)	(382,553)
Depreciation expense	7,860	9,171	9,626
Deferred income tax	74,333	85,893	82,516
Accrued income tax	19,956	(5,201)	69,865
Interest credited to universal life and investment products	962,678	993,574	972,806
Policy fees assessed on universal life and investment products	(794,825)	(712,038)	(611,917)
Change in reinsurance receivables	(159,930)	(27,931)	(234,032)
Change in accrued investment income and other receivables	(4,757)	(31,509)	(29,017)
Change in policy liabilities and other policyholders' funds of traditional life and health products	303,211	14,781	337,207
Trading securities:
Maturities and principal reductions of investments	276,659	283,239	355,831
Sale of investments	454,150	860,474	730,385
Cost of investments acquired	(585,618)	(950,051)	(963,403)
Other net change in trading securities	(56,615)	7,933	(25,520)
Change in other liabilities	46,068	(147,244)	10,236
Other income—gains on repurchase of non-recourse funding obligations	(35,456)	(40,112)	(19,027)
Other, net	(75,294)	97,382	(7,974)

Net cash provided by operating activities	692,084	620,613	710,254

Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,176,422	1,399,830	2,058,678
Sale of investments, available-for-sale	2,548,314	2,955,665	3,426,040
Cost of investments acquired, available-for-sale	(4,215,228)	(5,158,064)	(6,389,859)
Change in investments, held-to-maturity	(300,000)	—	—
Mortgage loans:
New lendings	(351,511)	(501,500)	(353,913)
Repayments	741,402	453,749	364,302
Change in investment real estate, net	10,207	1,483	(2,551)
Change in policy loans, net	14,428	14,190	31,663
Change in other long-term investments, net	(121,577)	75,452	(74,555)
Change in short-term investments, net	(83,288)	126,225	701,589
Net unsettled security transactions	37,169	68,810	(340)
Purchase of property and equipment	(6,248)	(17,667)	(10,734)
Sales of property and equipment	—	—	41
Payments for business acquisitions	—	(209,609)	(348,288)

Net cash used in investing activities	(549,910)	(791,436)	(597,927)

Cash flows from financing activities
Borrowings under line of credit arrangements and debt	572,500	45,000	132,000
Principal payments on line of credit arrangement and debt	(676,650)	(26,852)	(275,000)
Issuance (repayment) of non-recourse funding obligations	178,200	(124,600)	(42,600)
Repurchase program borrowings	150,000	—	—
Dividends to shareowners	(56,228)	(52,503)	(46,250)
Repurchase of common stock	(106,201)	(82,671)	—
Investment product deposits and change in universal life deposits	3,716,553	4,216,738	3,635,447
Investment product withdrawals	(3,818,845)	(3,777,365)	(3,477,430)
Other financing activities, net	—	(24,051)	20,606

Net cash (used in) provided by financing activities	(40,671)	173,696	(53,227)

Change in cash	101,503	2,873	59,100
Cash at beginning of period	267,298	264,425	205,325

Cash at end of period	$368,801	$267,298	$264,425

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

        On January 1, 2012, the Company adopted Accounting Standard Update ("ASU" or "Update") No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which changed certain previously reported items within the Company's financial statements and accompanying notes. The previously reported amounts included in the Company's financial statements and accompanying notes have been updated to reflect the retrospective adoption of ASU No. 2010-26, where applicable.

        Current and prior period operating income results within the Annuities segment have been updated to reflect the revised definition of operating income (loss) as it relates to embedded derivatives on our variable annuity contracts and related hedging activities. This change did not impact its comparable GAAP measure income before income tax. See Note 22, Operating Segments for additional information.

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

Significant Accounting Policies

  Valuation of investment securities

        The Company determines the appropriate classification of investment securities at the time of purchase and periodically re-evaluates such designations. Investment securities are classified as either trading, available-for-sale, or held-to-maturity securities. Investment securities classified as trading are recorded at fair value with changes in fair value recorded in realized gains (losses). Investment securities purchased for long term investment purposes are classified as available for sale and are recorded at fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). Investment securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity and are reported at amortized cost. Interest income on available-for-sale and held-to-maturity securities includes the amortization of premiums and accretion of discounts and are recorded in investment income.

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

        During the year ended December 31, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $66.2 million. Of the $66.2 million of impairments for the year ended December 31, 2012, $58.9 million was recorded in earnings and $7.3 million was recorded in other comprehensive income (loss). For more information on impairments, refer to Note 4, Investment Operations.

  Cash

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company's cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank. Such negative balances are included in other liabilities and were $96.6 million and $0.9 million as of December 31, 2012 and 2011, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

        The incremental direct costs associated with successfully acquired insurance policies, are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products. Deferred acquisition costs ("DAC") is subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

        Based on the Accounting Standards Codification ("ASC" or "Codification") Financial Services-Insurance Topic, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 7.95%) the Company expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, using guidance from ASC Investments-Debt and Equity Securities Topic, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

  Value of Businesses Acquired

        In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. The Company amortizes VOBA in proportion to gross premiums for traditional life products and in proportion to expected gross profits ("EGPs") for interest sensitive products, including accrued interest credited to account balances of up to approximately 8.75%. VOBA is subject to annual recoverability testing.

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

        Property and equipment consisted of the following:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Home office building	$72,587	$72,148
Data processing equipment	29,609	57,322
Other, principally furniture and equipment	51,200	54,032

	153,396	183,502
Accumulated depreciation	(105,789)	(134,924)

Total property and equipment	$47,607	$48,578

  Separate Accounts

        The separate account assets represent funds for which the Company does not bear the investment risk. These assets are carried at fair value and are equal to the separate account liabilities, which represent the policyholder's equity in those assets. The investment income and investment gains and losses on the separate account assets accrue directly to the policyholder. These amounts are reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying consolidated statements of income.

  Stable Value Product Account Balances

        The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the "SEC") which offered notes to both institutional and retail investors.

        The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts, as opposed to solely meeting the needs of the buyer. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2012 and 2011, the Company had $0.3 billion and $0.8 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years.

        As of December 31, 2012, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2013	$432.6
2014-2015	1,231.9
2016-2017	785.7
Thereafter	60.3

  Derivative Financial Instruments

        The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the other comprehensive income (loss), depending upon whether it qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments". For additional information, see Note 21, Derivative Financial Instruments.

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

  Guaranteed minimum withdrawal benefits

        The Company also establishes liabilities for guaranteed minimum withdrawal benefits ("GMWB") on its variable annuity products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be recorded at fair value using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality consistent with 57% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2012, our net GMWB liability held was $169.0 million.

  Goodwill

        Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company's material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company's reporting units are dependent on a number of significant assumptions. The Company's estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company's judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2012, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2012, we had goodwill of $108.6 million.

        The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. The Company believes that its market capitalization at December 31, 2012 is not representative of the underlying fair value of its reporting units, due primarily to the following:

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

  •
  The Company continues to earn high credit and financial strength ratings from independent rating organizations.

  •
  Operating earnings continue to exceed projections.

  •
  Risk-based-capital is at its highest ever level, indicating a strong financial position.

  •
  Problem loans within the Company's mortgage loan portfolio are within historical norms, and are not expected to have an adverse affect on the Company's liquidity.

  •
  Overall, the performance of the Company's investment portfolio is in line with its expectations.

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. In general, income tax provisions are based on the income reported for financial statement purposes. Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the recorded change in fair value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.

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

  Variable Interest Entities

        In 2010, the Company adopted guidance issued by the FASB related to variable interest entities ("VIE") and transfers of financial assets. This adoption resulted in the consolidation of certain qualifying special purpose entities used for mortgage loan securitizations. As part of this adoption, the Company recorded a cumulative effect adjustment of $14.3 million as of January 1, 2010.

        The Company's VIE analysis consists of a review of entities in which the Company has an ownership interest that is less than 100% (excluding debt and equity securities held as trading and available-for-sale), as well as entities with which the Company has significant contracts or other relationships that could possibly be considered variable interests. The Company reviews the characteristics of each of these applicable entities and compares those characteristics to the criteria of a VIE set forth in Topic 810 of the FASB ASC. If the entity is determined to be a VIE, the Company then performs a detailed review of all significant contracts and relationships (individually an "interest", collectively "interests") with the entity to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company: 1) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For more information on the Company's investment in unconsolidated a VIE refer to Note 4, Investment Operations, to the consolidated financial statements.

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

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31,

2012, range from approximately 2.0% to 8.75%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	As of December 31,
	2012	2011	2010
	(Dollars In Thousands)
Balance beginning of year	$312,799	$299,971	$299,396
Less: reinsurance	161,450	156,932	148,479

Net balance beginning of year	151,349	143,039	150,917

Incurred related to:
Current year	702,555	653,525	471,039
Prior year	62,926	65,269	35,555

Total incurred	765,481	718,794	506,594

Paid related to:
Current year	664,744	639,118	457,511
Prior year	80,794	76,424	56,961

Total paid	745,538	715,542	514,472

Other changes:
Acquisition and reserve transfers	—	5,058	—

Net balance end of year	171,292	151,349	143,039
Add: reinsurance	155,341	161,450	156,932

Balance end of year	$326,633	$312,799	$299,971

  Universal Life and Investment Products

        Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 2.0% to 8.75% and investment products ranged from 1.5% to 4.55% in 2012.

        The Company's accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.

        The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 57% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2012, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2012, the GMDB was $19.6 million.

        The Company also establishes liabilities for GMWB on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality that is consistent with 57% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2012, the net GMWB liability balance was $169.0 million.

  Property and Casualty Insurance Products

        Property and casualty insurance products include service contract business, surety bonds, guaranteed asset protection ("GAP"), and credit-related coverages. Premiums for service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Fee income from providing administrative services is recognized as earned when the related services are performed. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported ("IBNR") reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

Reinsurance

        The Company uses reinsurance extensively in certain of its segments and accounts for reinsurance and the recognition of the impact of reinsurance costs in accordance with the ASC Financial Services—Insurance Topic. The following summarizes some of the key aspects of the Company's accounting policies for reinsurance.

        Reinsurance Accounting Methodology—Ceded premiums of the Company's traditional life insurance products are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period. Expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the "ultimate" or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances is treated as an offset to direct amortization of DAC or VOBA. Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.

        The Company utilizes reinsurance on certain short duration insurance contracts (primarily issued through the Asset Protection segment). As part of these reinsurance transactions the Company receives reinsurance allowances which reimburse the Company for acquisition costs such as commissions and premium taxes. A ceding fee is also collected to cover other administrative costs and profits for the Company. Reinsurance allowances received are capitalized and charged to expense in proportion to premiums earned. Ceded unamortized acquisition costs are netted with direct unamortized acquisition costs in the balance sheet.

        Ceded premiums and policy fees on the Company's universal life ("UL"), variable universal life, bank-owned life insurance ("BOLI"), and annuity products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period. Commission and expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the "ultimate" or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits. Assumptions regarding mortality, lapses, and interest rates are continuously reviewed and may be periodically changed. These changes will result in "unlocking" that changes the balance in the ceded deferred acquisition cost and can affect the amortization of DAC and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions are based on the best current estimate of expected mortality, lapses and interest spread.

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

        Ultimate reinsurance allowances are defined as the lowest allowance percentage paid by the reinsurer in any policy duration over the lifetime of a universal life policy (or through the end of the level term period for a traditional life policy). Ultimate reinsurance allowances are determined by the reinsurer and set by the individual contract of each treaty during the initial negotiation of each such contract. Ultimate reinsurance allowances and other treaty provisions are listed within each treaty and will differ between agreements since each reinsurance contract is separately negotiated. The Company uses the ultimate reinsurance allowances set by the reinsurers and contained within each treaty agreement to complete its accounting responsibilities.

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

Accounting Pronouncements Recently Adopted

        ASU No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.    The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update was effective for the Company on January 1, 2012. The Company retrospectively adopted this Update, which resulted in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs the Company defers. For additional information on the effect this Update had on the Company, see Note 6, Deferred Policy Acquisition Costs and Value of Business Acquired.

        ASU No. 2011-03—Transfers and Servicing—Reconsideration of Effective Control for Repurchase Agreements.    This Update amends the assessment of effective control for repurchase agreements to remove 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to the criterion. The Board determined that these criterion should not be a determining factor of effective control. This Update was effective for the first interim or annual period beginning on or after December 15, 2011. For the Company, the Update was applied to all repurchase agreements beginning January 1, 2012. The Company has modified its policies and procedures to ensure compliance with the updated guidance. There was no impact to the Company's results of operations or financial position as a result of this adoption.

        ASU No. 2011-04—Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards ("IFRSs"). The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update expanded requirements for disclosing information about fair value measurements. These changes were effective for interim and annual periods beginning after December 15, 2011. The Company has included the required additional disclosures in Note 20, Fair Value of Financial Instruments, and has modified its policies and processes to ensure compliance with the updated guidance.

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

        Commensurate with the effective date of ASU No. 2011-05, the requirement to present reclassifications from other comprehensive income on the face of the income statement, was deferred by ASU No. 2011-12—Comprehensive Income—Deferral of the Effective for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

        ASU No. 2012-04—Technical Corrections and Improvements.    This Update contains changes intended to clarify the Codification or to correct unintended application of guidance, and which are not expected to have a significant effect on current accounting practice. In addition, this Update includes more substantive, limited-scope improvements to the Codification. These are items that represent narrow and incremental improvements to U.S. GAAP and are not purely technical corrections. This Update was effective upon issuance on October 1, 2012, and will not have an impact on the Company's results of operations or financial position.

Accounting Pronouncements Not Yet Adopted

        ASU No. 2011-11—Balance Sheet—Disclosures about Offsetting Assets and Liabilities.    This Update contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under IFRSs. Generally, it is more difficult to qualify for offsetting under IFRSs than it is under GAAP. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with GAAP. To facilitate comparison between financial statements prepared under GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB issued ASU No. 2013-01, which clarifies that application of ASU No. 2011-11 is limited to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions. Both Updates are effective January 1, 2013. However, the Company expects that neither Update will have an impact on the Company's results of operations or financial position.

        ASU No. 2012-02—Intangibles—Goodwill and Other—Testing Indefinite-Lived Intangible Assets for Impairment.    This Update is intended to reduce the complexity and cost of performing an impairment test for indefinite-lived intangible assets by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment prior to the quantitative calculation required by current guidance. Under the amendments to Topic 350, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If an entity determines it is not more likely than not that impairment exists, quantitative impairment testing is not required. However, if an entity concludes otherwise, the impairment test outlined in current guidance is required to be completed. The Update does not change the current requirement that indefinite-lived intangible assets be reviewed for impairment at least annually.

        ASU No. 2013-02—Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.    The amendments in this Update supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income, and ASU No. 2011-12, Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, for all entities. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The Update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This Update will not have an impact on the Company's results of operations or financial position.

3. SIGNIFICANT ACQUISITIONS

        On December 31, 2010, Protective Life Insurance Company ("PLICO"), the Company's principal operating subsidiary, completed the acquisition of all of the outstanding stock of United Investors Life Insurance Company ("United Investors"), pursuant to a Stock Purchase Agreement, between PLICO, Torchmark Corporation ("Torchmark") and its wholly owned subsidiaries, Liberty National Life Insurance Company ("Liberty National") and United Investors. The Company accounted for this transaction under the acquisition method of accounting as required by FASB guidance under the ASC Business

Combinations topic. This guidance requires that assets acquired and liabilities assumed are generally recorded at their fair values. The aggregate purchase price for United Investors was $363.3 million.

        On April 29, 2011, PLICO closed a previously announced reinsurance transaction with Liberty Life Insurance Company ("Liberty Life") under the terms of which PLICO reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd's acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with the closing, PLICO invested $40 million in a surplus note issued by Athene Life Re. The Company accounted for this transaction under the ASC Financial Services-Insurance topic in a manner similar to the acquisition method of accounting as required by the Financial Accounting Standards Board ("FASB") guidance under ASC Business Combinations topic.

        The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transactions with Liberty Life and United Investors was completed as of January 1, 2010:

	Unaudited For The Year Ended December 31,
	2011	2010
	(Dollars In Thousands)
Revenue	$3,648,971	$3,482,514
Net income	$316,429	$272,436
EPS—basic	$3.71	$3.15
EPS—diluted	$3.66	$3.11

4. INVESTMENT OPERATIONS

        Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Fixed maturities	$1,453,702	$1,416,861	$1,302,226
Equity securities	21,187	21,274	18,516
Mortgage loans	349,877	336,542	311,253
Investment real estate	3,290	3,459	3,180
Short-term investments	64,729	69,791	72,803

	1,892,785	1,847,927	1,707,978
Other investment expenses	30,453	27,284	24,302

Net investment income	$1,862,332	$1,820,643	$1,683,676

        Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Fixed maturities	$67,726	$80,180	$50,056
Equity securities	(45)	9,194	6,488
Impairments on fixed maturity securities	(58,886)	(47,442)	(39,696)
Impairments on equity securities	—	—	(1,814)
Modco trading portfolio	177,986	164,224	109,399
Other investments	(14,632)	(18,683)	(11,577)

Total realized gains (losses)—investments	$172,149	$187,473	$112,856

        For the year ended December 31, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $73.3 million and gross realized losses were $64.0 million, including $58.4 million of impairment losses. For the year ended December 31, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $104.8 million and gross realized losses were $62.1 million, including $46.7 million of impairment losses. For the year ended December 31, 2010, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $98.2 million and gross realized losses were $82.9 million, including $41.3 million of impairment losses.

        For the year ended December 31, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.6 billion. The gain realized on the sale of these securities was $73.3 million. For the year ended December 31, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.2 billion. The gain realized on the sale of these securities was $104.8 million. For the year ended December 31, 2010, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.9 billion. The gain realized on the sale of these securities was $98.2 million.

        For the year ended December 31, 2012, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $38.0 million. The loss realized on the sale of these securities was $5.6 million. The Company made the decision to exit these holdings in order to reduce its European financial exposure.

        For the year ended December 31, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $264.0 million. The loss realized on the sale of these securities was $15.4 million. The Company made the decision to exit these holdings in order to reduce its European financial exposure.

        For the year ended December 31, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $705.5 million. The loss realized on the sale of these securities was $41.6 million. The Company made the decision to exit these holdings to reduce exposure to the 2010 oil spill in the Gulf of Mexico, to issues with credit deterioration, and European financial institutions.

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
	(Dollars In Thousands)
2012
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,766,440	$92,265	$(19,375)	$1,839,330	$(406)
Commercial mortgage-backed securities	797,844	72,577	(598)	869,823	—
Other asset-backed securities	1,023,649	12,788	(61,424)	975,013	(241)
U.S. government-related securities	1,099,001	71,537	(595)	1,169,943	—
Other government-related securities	93,565	7,258	(45)	100,778	—
States, municipals, and political subdivisions	1,188,077	255,900	(264)	1,443,713	—
Corporate bonds	17,705,440	2,725,057	(48,446)	20,382,051	(5,487)

	23,674,016	3,237,382	(130,747)	26,780,651	(6,134)
Equity securities	389,821	12,443	(10,033)	392,231	—
Short-term investments	98,877	—	—	98,877	—

	$24,162,714	$3,249,825	$(140,780)	$27,271,759	$(6,134)

2011
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,345,578	$82,594	$(86,042)	$2,342,130	$(47,806)
Commercial mortgage-backed securities	531,322	24,466	(4,229)	551,559	—
Other asset-backed securities	997,398	6,529	(90,898)	913,029	(6,559)
U.S. government-related securities	1,150,525	65,212	(58)	1,215,679	—
Other government-related securities	88,058	4,959	—	93,017	—
States, municipals, and political subdivisions	1,154,374	173,408	—	1,327,782	—
Corporate bonds	16,910,738	1,920,142	(250,595)	18,580,285	1,787

	23,177,993	2,277,310	(431,822)	25,023,481	(52,578)
Equity securities	328,833	5,993	(16,635)	318,191	(74)
Short-term investments	15,649	—	—	15,649	—

	$23,522,475	$2,283,303	$(448,457)	$25,357,321	$(52,652)

(1)
These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

        The amortized cost and fair value of the Company's investments classified as held-to-maturity as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
		(Dollars In Thousands)
2012
Fixed maturities:
Other	$300,000	$19,163	$—	$319,163	$—

	300,000	19,163	—	319,163	—
Equity securities	—	—	—	—	—
Short-term investments	—	—	—	—	—

	$300,000	$19,163	$—	$319,163	$—

        As of December 31, 2012 and 2011, the Company had an additional $3.0 billion and $3.0 billion of fixed maturities, $19.6 million and $17.0 million of equity securities, and $118.9 million and $85.8 million of short-term investments classified as trading securities, respectively.

        The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2012, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$452,891	$459,845	$—	$—
Due after one year through five years	4,576,491	5,004,080	—	—
Due after five years through ten years	6,290,995	6,976,137	—	—
Due after ten years	12,353,639	14,340,589	300,000	319,163

	$23,674,016	$26,780,651	$300,000	$319,163

        During the year ended December 31, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $66.2 million, all of which were related to debt securities. Of the $66.2 million of impairments for the year ended December 31, 2012, $58.9 million was recorded in earnings and $7.3 million was recorded in other comprehensive income (loss). There were no impairments related to equity securities. For the year ended December 31, 2012, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell.

        During the year ended December 31, 2011, the Company recorded pre-tax other-than-temporary impairments of investments of $62.3 million, all of which were related to debt securities. Of the $62.3 million of impairments for the year ended December 31, 2011, $47.4 million was recorded in earnings and $14.9 million was recorded in other comprehensive income (loss). There were no impairments related to equity securities. For the year ended December 31, 2011, pre-tax other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell were $52.8 million, with $37.9 million of credit losses recorded on debt securities in earnings and $14.9 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $9.5 million and were recorded in earnings.

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

        The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Beginning balance	$69,719	$39,427	$25,076
Additions for newly impaired securities	26,961	12,731	27,029
Additions for previously impaired securities	25,441	20,650	4,970
Reductions for previously impaired securities due to a change in expected cash flows	—	—	—
Reductions for previously impaired securities that were sold in the current period	—	(3,089)	(17,648)
Other	—	—	—

Ending balance	$122,121	$69,719	$39,427

        The following table includes the gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$101,522	$(9,605)	$166,000	$(9,770)	$267,522	$(19,375)
Commercial mortgage-backed securities	50,601	(598)	—	—	50,601	(598)
Other asset-backed securities	479,223	(28,179)	242,558	(33,245)	721,781	(61,424)
U.S. government-related securities	107,802	(595)	—	—	107,802	(595)
Other government-related securities	14,955	(45)	—	—	14,955	(45)
States, municipalities, and political subdivisions	11,526	(264)	—	—	11,526	(264)
Corporate bonds	777,552	(23,663)	364,110	(24,783)	1,141,662	(48,446)
Equities	35,059	(5,150)	21,954	(4,883)	57,013	(10,033)

	$1,578,240	$(68,099)	$794,622	$(72,681)	$2,372,862	$(140,780)

        RMBS have a gross unrealized loss greater than twelve months of $9.8 million as of December 31, 2012. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

        The other asset-backed securities have a gross unrealized loss greater than twelve months of $33.2 million as of December 31, 2012. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). These unrealized losses have occurred within the Company's auction rate securities ("ARS") portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

        The corporate bonds category has gross unrealized losses greater than twelve months of $24.8 million as of December 31, 2012. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

        The equities category has a gross unrealized loss greater than twelve months of $4.9 million as of December 31, 2012. These losses primarily relate to a widening in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

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

        RMBS have a gross unrealized loss greater than twelve months of $70.6 million as of December 31, 2011. The non-agency RMBS market experienced improvements during the year, but these losses represent securities where credit concerns are more pronounced. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

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

        As of December 31, 2012, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.7 billion. In addition, included in the Company's trading portfolio, the Company held $367.1 million of securities which were rated below investment grade. Approximately $416.5 million of the below investment grade securities were not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Fixed maturities	$819,746	$761,437	$696,758
Equity securities	8,484	(13,292)	9,701

        The Company held $12.2 million of non-income producing investments, consisting of fixed maturities, equities, and investment real estate for the year ended December 31, 2012.

        Included in the Company's invested assets are $865.4 million of policy loans as of December 31, 2012. The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.

Securities Lending

        In prior periods, the Company participated in securities lending, primarily as an enhancement to its investment yield. During the second quarter of 2011, the Company discontinued this program. Certain collateral assets, which the Company previously intended to dispose of and on which it recorded an other-than-temporary impairment of $1.3 million, were instead retained by the Company and are included in its fixed maturities as of December 31, 2012 with a balance of $3.7 million. The Company currently does not have any intent to sell these securities, nor does the Company anticipate being required to sell them.

Variable Interest Entities

        The Company holds certain investments in entities in which its ownership interests could possibly considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity ("VIE"). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

        Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC ("Red Mountain"), that was determined to be a VIE as of December 31, 2012. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company ("Golden Gate V") and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 10, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company's risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the holding company ("PLC") has guaranteed the VIE's credit enhancement fee obligation to the unrelated third party provider.

5. MORTGAGE LOANS

Mortgage Loans

        The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2012, the Company's mortgage loan holdings were approximately $5.0 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

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

        The following table includes a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2012:

Type	Percentage of Mortgage Loans on Real Estate
Retail	67.3%
Office Buildings	13.7
Apartments	9.5
Warehouses	7.4
Other	2.1

100.0%

        The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's exposure represents more than 2% of mortgage loans. Approximately 65.5% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Texas	11.6%
Georgia	8.9
Alabama	7.6
Tennessee	7.3
Florida	7.0
Ohio	5.4
North Carolina	5.2
South Carolina	4.9
Utah	4.5
California	3.1

65.5%

        During 2012, the Company funded approximately $315.3 million of new loans, with an average loan size of $3.7 million. The average size mortgage loan in the portfolio as of December 31, 2012, was $2.5 million, and the weighted-average interest rate was 6.11%. The largest single mortgage loan was $40.2 million.

        Certain of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $224.8 million would become due in 2013, $1.3 billion in 2014 through 2018, $599.0 million in 2019 through 2023, and $179.6 million thereafter.

        The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2012 and December 31, 2011, approximately $817.3 million and $876.8 million, respectively, of the Company's mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

        As of December 31, 2012, approximately $23.9 million, or 0.06%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2012, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. These transactions generally included acceptance of assets in satisfaction of principal or foreclosure on collateral property, and were the result of agreements between the creditor and the debtor or imposition of law. For all mortgage loans, the impact of troubled debt restructurings is reflected in the Company's investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2012 resulted in a reduction of $7.8 million in the Company's investment in mortgage loans, net of existing allowances for mortgage loan losses. None of these loans remained on the Company's balance sheets as of December 31, 2012. The Company's mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

        As of December 31, 2012, $12.6 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. In addition, the Company foreclosed on certain nonperforming loans and converted them to $4.2 million of real estate properties during the year ended December 31, 2012.

        As of December 31, 2012, $6.9 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the year ended December 31, 2012. In addition, the Company foreclosed on certain nonperforming loans and recognized a loss of $0.3 million upon the sale of real estate properties during the year ended December 31, 2012.

        As of December 31, 2012 and December 31, 2011, the Company had an allowance for mortgage loan credit losses of $2.9 million and $6.5 million, respectively. Due to the Company's loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan's original effective interest rate, or the current estimated fair value of the loan's underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

        A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Beginning balance	$6,475	$11,650
Charge offs	(9,840)	(16,278)
Recoveries	(628)	(2,471)
Provision	6,868	13,574

Ending balance	$2,875	$6,475

        It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of December 31, 2012.

	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$12,149	$2,270	$17,217	$31,636
Number of delinquent commercial mortgage loans	7	1	6	14

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
2012
Commercial mortgage loans:
With no related allowance recorded	$14,619	$16,942	$—	$2,088	$53	$100
With an allowance recorded	13,927	13,927	2,875	3,482	154	154
2011
Commercial mortgage loans:
With no related allowance recorded	$7,917	$10,926	$—	$1,979	$34	$34
With an allowance recorded	15,521	15,521	6,475	5,174	117	181

6. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

        On January 1, 2012, the Company adopted ASU No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. For more information on how this Updated impacted our accounting policies related to deferred acquisition costs, refer to the

Accounting Pronouncements Recently Adopted section of Note 2, Summary of Significant Accounting Policies. The Company retrospectively adopted this Update, which resulted in several adjustments to the Company's balance sheet on the date of adoption and income statements for periods prior to January 1, 2012. The Update primarily resulted in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those deferred costs. There was also a reduction in the level of costs the Company defers. As part of the Company's retrospective adoption of this Update a cumulative effect adjustment was recorded as of January 1, 2009 which was the earliest period presented in the Company's recast 2011 financial statements filed on Form 8-K on May 14, 2012. The cumulative effect adjustment resulted in a decrease of $447.2 million in retained earnings, a decrease of $23.3 million in accumulated other comprehensive income and an overall decrease of $470.5 million in total shareowners' equity.

        The chart shown below summarizes the effect of the adjustments on the Company's 2011 consolidated balance sheet (only balances impacted by the Update are presented):

	As of December 31, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Assets:
Deferred policy acquisition costs and value of business acquired	$4,036,757	$3,248,041	$(788,716)
Total assets	$52,932,085	$52,143,369	$(788,716)
Liabilities:
Deferred income taxes	$1,540,397	$1,260,629	$(279,768)
Total liabilities	$48,712,370	$48,432,602	$(279,768)
Equity:
Retained earnings	$2,719,492	$2,191,319	$(528,173)
Accumulated other comprehensive income (loss):
Net unrealized gain (losses) on investments, net of income tax	1,074,878	1,094,103	19,225
Total equity	$4,219,715	$3,710,767	$(508,948)
Total liabilities and shareowners' equity	$52,932,085	$52,143,369	$(788,716)

        The charts shown below summarize the effect of the adjustments on the Company's income statement for the years ended December 31, 2011 and 2010 (only balances impacted by the Update are presented).

	For The Year Ended December 31, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Expenses:
Amortization of deferred policy acquisition costs and value of business acquired	$315,923	$264,993	$(50,930)
Other operating expenses	509,594	597,200	87,606
Total benefits and expenses	3,058,990	3,095,666	36,676
Income before income tax	507,152	470,476	(36,676)
Income tax (benefit) expense	167,837	154,839	(12,998)
Net income	$339,315	$315,637	$(23,678)
Less: Net loss attributable to noncontrolling interests	245	245	—
Net Income available to PLC's common shareowners	$339,070	$315,392	$(23,678)
Net income available to PLC's common shareowners—basic	$3.98	$3.70	$(0.28)
Net income available to PLC's common shareowners—diluted	$3.92	$3.65	$(0.27)

	For The Year Ended December 31, 2010
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Expenses:
Amortization of deferred policy acquisition costs and value of business acquired	$209,722	$164,963	$(44,759)
Other operating expenses	409,741	508,591	98,850
Total benefits and expenses	2,708,892	2,762,983	54,091
Income before income tax	388,863	334,772	(54,091)
Income tax (benefit) expense	129,067	109,903	(19,164)
Net income	$259,796	$224,869	$(34,927)
Less: Net loss attributable to noncontrolling interests	(445)	(445)	—
Net Income available to PLC's common shareowners	$260,241	$225,314	$(34,927)
Net income available to PLC's common shareowners—basic	$3.01	$2.60	$(0.41)
Net income available to PLC's common shareowners—diluted	$2.97	$2.57	$(0.40)

        The charts shown below summarize the effect of the adjustments on the Company's cash flow statement for the years ended December 31, 2011 and 2010 (only balances impacted by the Update are presented).

	For The Year Ended December 31, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$339,315	$315,637	$(23,678)
Amortization of deferred policy acquisition costs and value of business acquired	315,923	264,993	(50,930)
Capitalization of deferred policy acquisition costs	(453,761)	(366,156)	87,605
Deferred income tax	98,890	85,893	(12,997)

Change to net cash (used in) provided by operating activities	$300,367	$300,367	$—

	For The Year Ended December 31, 2010
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$259,796	$224,869	$(34,927)
Amortization of deferred policy acquisition costs and value of business acquired	209,722	164,963	(44,759)
Capitalization of deferred policy acquisition costs	(480,383)	(382,553)	97,830
Deferred income tax	101,317	82,516	(18,801)
Other, net	(8,631)	(7,974)	657

Change to net cash (used in) provided by operating activities	$81,821	$81,821	$—

Deferred policy acquisition costs

        The balances and changes in DAC are as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Balance, beginning of period	$2,316,434	$2,211,256
Capitalization of commissions, sales, and issue expenses	312,684	366,156
Amortization	(116,829)	(174,801)
Change in unrealized investment gains and losses	(90,600)	(86,177)

Balance, end of period	$2,421,689	$2,316,434

Value of business acquired

        The balances and changes in VOBA are as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Balance, beginning of period	$931,607	$881,324
Acquisitions	—	137,418
Amortization	(86,736)	(90,192)
Change in unrealized gains and losses	(27,041)	3,057

Balance, end of period	$817,830	$931,607

        The expected amortization of VOBA for the next five years is as follows:

Years	Expected Amortization
(Dollars In Thousands)
2013	$71,285
2014	63,386
2015	55,618
2016	50,957
2017	43,753

7. GOODWILL

        The changes in the carrying amount of goodwill by segment are as follows:

	Life Marketing	Acquisitions	Asset Protection	Corporate and Other	Total Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2010	$10,192	$41,812	$62,671	$83	$114,758
Tax benefit of excess tax goodwill	—	(3,099)	—	—	(3,099)

Balance as of December 31, 2011	10,192	38,713	62,671	83	111,659
Tax benefit of excess tax goodwill	—	(3,098)	—	—	(3,098)

Balance as of December 31, 2012	$10,192	$35,615	$62,671	$83	$108,561

        During the year ended December 31, 2012 and 2011, the Company decreased its goodwill balance by approximately $3.1 million and $3.1 million, respectively. The decreases were due to an adjustment in the Acquisitions segment related to tax benefits realized during 2012 and 2011 on the portion of tax goodwill in excess of GAAP basis goodwill.

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

        The Company issues variable universal life and variable annuity products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMWB rider is classified as an embedded derivative and is carried at fair value on the Company's balance sheet. The variable annuity separate account balances subject to GMWB were $7.2 billion as of December 31, 2012. For more information regarding the valuation of and income impact of GMWB please refer to Note 2, Summary of Significant Accounting Policies, Note 20, Fair Value of Financial Instruments, and Note 21, Derivative Financial Instruments.

        The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.54%, age-based mortality consistent with 57% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 0.8% - 38.7% (depending on product type and duration), and an average discount rate of 6.2%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

        The variable annuity separate account balances subject to GMDB were $9.6 billion as of December 31, 2012. The total GMDB amount payable based on variable annuity account balances as of December 31, 2012, was $149.8 million (including $129.3 million in the Annuities segment and $20.5 million in the Acquisitions segment) with a GMDB reserve of $19.3 million and $0.3 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2012 for the Company was 67.

        These amounts exclude the variable annuity business of the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four non-insurance companies (which collectively are referred to as the "Chase Insurance Group") which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) ("CALIC"), under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $20.9 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2012, was 64.

        Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Beginning balance	$9,798	$6,412	$342
Incurred guarantee benefits	14,087	7,171	11,799
Less: Paid guarantee benefits	4,279	3,785	5,729

Ending balance	$19,606	$9,798	$6,412

        Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Equity mutual funds	$6,171,196	$3,972,729
Fixed income mutual funds	3,381,581	2,185,654

Total	$9,552,777	$6,158,383

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

        Activity in the Company's deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Deferred asset, beginning of period	$125,527	$112,147	$116,298
Amounts deferred	23,362	29,472	25,587
Amortization	(4,940)	(16,092)	(29,738)

Deferred asset, end of period	$143,949	$125,527	$112,147

9. REINSURANCE

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

        Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2012, the Company had reinsured approximately 60% of the face value of its life insurance in-force. The Company has reinsured approximately 26% of the face value of its life insurance in-force with the following three reinsurers:

  •
  Security Life of Denver Insurance Co. (currently administered by Hanover Re)

  •
  Swiss Re Life & Health America Inc.

  •
  Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

        The Company has not experienced any credit losses for the years ended December 31, 2012, 2011, or 2010 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

        The following table presents the net life insurance in-force:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Millions)
Direct life insurance in-force	$706,416	$728,670	$753,519
Amounts assumed from other companies	30,470	32,813	18,799
Amounts ceded to other companies	(444,951)	(469,530)	(495,056)

Net life insurance in-force	$291,935	$291,953	$277,262

Percentage of amount assumed to net	10%	11%	7%

        The following table reflects the effect of reinsurance on life insurance premiums written and earned:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Millions)
Direct premiums	$2,227	$2,245	$2,153
Reinsurance assumed	282	248	167
Reinsurance ceded	(1,229)	(1,278)	(1,284)

Net premiums(1)	$1,280	$1,215	$1,036

Percentage of amount assumed to net	22%	20%	16%
(1)
Includes annuity policy fees of $103.8 million, $74.9 million, and $43.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

        The Company has also reinsured accident and health risks representing $12.1 million, $14.5 million, and $17.1 million of premium income, while the Company has assumed accident and health risks representing $29.4 million, $21.7 million, and $0.1 million of premium income for 2012, 2011, and 2010, respectively. In addition, the Company reinsured property and casualty risks representing $105.3 million, $102.0 million, and $106.8 million of premium income, while the Company assumed property and casualty risks representing $6.8 million, $6.3 million, and $7.1 million of premium income for 2012, 2011, and 2010, respectively.

        As of December 31, 2012 and 2011, policy and claim reserves relating to insurance ceded of $5.7 million and $5.6 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2012 and 2011, the Company had paid $105.0 million and $127.1 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2012 and 2011, the Company had receivables of $66.1 million and $64.9 million, respectively, related to insurance assumed.

        During 2006, the Company recorded $27.1 million of bad debt charges related to its Lender's Indemnity product line. These bad debt charges followed the bankruptcy filing related to CENTRIX Financial LLC ("CENTRIX"), the originator and servicer of the business, and was the result of the Company's assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program. The Company ceased offering the Lender's Indemnity product in 2003 with the last policy expiring in 2009. During 2010, the Company successfully settled its last claim and as a result of this final settlement, $7.8 million in excess reserves were released in the first quarter of 2010.

        The Company's third party reinsurance receivables amounted to $5.8 billion and $5.6 billion as of December 31, 2012 and 2011, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2012		2011
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Co.	$649.1	A	$626.4	A
Swiss Re Life & Health America, Inc.	625.9	A+	624.4	A+
Lincoln National Life Insurance Co.	472.3	A+	479.4	A+
Transamerica Life Insurance Co.	425.5	A+	392.9	A+
American United Life Insurance Co.	321.3	A+	325.1	A+
Employers Reassurance Corp.	257.7	A-	290.2	A-
The Canada Life Assurance Company	219.8	A+	219.1	A+
RGA Reinsurance Co.	215.4	A+	228.2	A+
Scottish Re (U.S.), Inc.	180.5	NR(1)	179.9	NR(1)
XL Life Ltd.	179.6	A-	183.0	A-
(1)
Scottish Re (U.S.), Inc. is not rated as of December 31, 2012 and 2011.

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

10. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

        Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$50,000	$170,000
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000

	$1,400,000	$1,520,000

Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$—	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	—	118,557
6.125% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
6.25% Subordinated Debentures (2012) due 2042, callable 2017	287,500	—
6.00% Subordinated Debentures (2012) due 2042, callable 2017	150,000	—
7.25% Capital Securities (2006), due 2066, callable 2011	—	200,000

	$540,593	$524,743

        During the year ended December 31, 2012, $421.7 million of the Company's Subordinated Debentures were called and paid in full, along with applicable accrued interest.

        For the next five years, the Company's future maturities of debt, excluding notes payable to banks, and subordinated debt securities are $250.0 million in 2013, $150.0 million in 2014, and $1,490.6 million thereafter.

        Under a revolving line of credit arrangement that was in effect as of July 17, 2012 (the "Credit Facility"), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that the Company was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. There was an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of July 17, 2012.

        On July 17, 2012 the Company replaced the Credit Facility with a new credit facility ("2012 Credit Facility"). Under the 2012 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company's senior unsecured long-term debt ("Senior Debt"), or (ii) the sum of (A) a rate equal to the highest of (x) the

Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company's Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate that varies with the ratings of the Company's Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the 2012 Credit Facility as of December 31, 2012. There was an outstanding balance of $50.0 million at an interest rate of LIBOR plus 1.20% under the 2012 Credit Facility as of December 31, 2012.

        The following is a summary of the Company's estimated debt covenant calculations as of December 31, 2012:

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to 0	greater than $500 million
Debt to total capital ratio*	Less than 40%	Approximately 30%
Total adjusted capital margin	greater than or equal to 0	Approximately $2.0 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	greater than 5.0 to 1
*
Excludes $800 million of senior notes issued in 2009

        The Company has also accessed capital from subordinated debt securities issued to a wholly owned subsidiary trust of which $103.1 million was outstanding as of December 31, 2012. Securities currently outstanding were offered through a trust (PLC Capital Trust V). The trust was formed solely to issue preferred securities (TOPrS) and use the proceeds thereof to purchase the Company's subordinated debentures. The sole assets of the trust are these subordinated debt securities. The Company irrevocably guarantees the principal obligations of the trust. Under the terms of the subordinated debentures, the Company has the right to extend interest payment periods up to five consecutive years. Consequently, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the trusts during any such extended interest payment period.

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

        In connection with the Chase Insurance Group acquisition, on July 3, 2006, the Company issued $200.0 million of 7.25% Capital Securities due 2066 (the "Capital Securities"), from which net proceeds of approximately $193.8 million were received. Under the terms of the Capital Securities, the Company had the option to defer interest payments, subject to certain limitations, for periods of up to five consecutive years. The Capital Securities were redeemed in full during 2012.

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

        During 2012, the Company issued $287.5 million of its Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $103.1 million of Subordinated Debentures due 2031, $118.6 million of Subordinated Debentures due in 2032 and $75.0 million of Capital Securities due in 2066 at par value. The transaction resulted in an expense of $7.2 million related the write off of deferred issue costs associated with the called Debentures.

        During 2012, the Company issued $150.0 million of its Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $125.0 million of Capital Securities due in 2066 at par value and the remaining for general working capital purposes. The transaction resulted in an expense of $4.0 million related to the write off of deferred issue costs associated with the called Debentures.

Non-Recourse Funding Obligations

  Golden Gate II Captive Insurance Company

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2012. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2012, securities related to $286.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $289.0 million of the non-recourse funding obligations were held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

  Golden Gate V Vermont Captive Insurance Company

        On October 10, 2012, Golden Gate V and Red Mountain, indirect wholly owned subsidiaries of the Company, entered into a 20-year transaction to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is "non-recourse" to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2012, the principal balance of the Red Mountain note was $300 million. In connection with the transaction, we have entered into certain support agreements under which we guarantee or otherwise support certain obligations of Golden Gate V or Red Mountain.

        In connection with the transaction outlined above, Golden Gate V had a $300 million outstanding non-recourse funding obligation as of December 31, 2012. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

        Non-recourse funding obligations outstanding as of December 31, 2012, on a consolidated basis, are shown in the following table:

Issuer	Balance	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$286,000	2052	1.12%
Golden Gate V Vermont Captive Insurance Company	300,000	2037	6.25%

Total	$586,000

        During 2012, the Company repurchased $121.8 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $38.4 million pre-tax gain for the Company. For the year ended December 31, 2011, the Company repurchased $124.6 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $40.1 million pre-tax gain for the Company. These gains are recorded in other income in the consolidated statements of income.

Letters of Credit

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company ("WCL"). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $580 million as of December 31, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement. In addition, the Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III's expenses and in certain circumstances, to collateralize certain of its obligations to Golden Gate III.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2012 and was $625 million as of December 31, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement. In addition, the Company has entered into certain support agreements with Golden Gate IV obligation the Company to make capital contributions or provide support related to certain of Golden Gate IV's expenses and in certain circumstances, to collateralize certain of its obligations to Golden Gate IV.

Repurchase Program Borrowings

        While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2012, the fair value of securities pledged under the repurchase program was $168.1 million and the repurchase obligation of $150.0 million was included in the Company's consolidated balance sheets (at an average borrowing rate of 15 basis points). During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012. As of December 31, 2011, the Company had no outstanding balance related to such borrowings. These borrowings are for a term less than thirty days. During 2011, the maximum balance outstanding at any one point in time related to these programs was $348.2 million. The average daily balance was $147.7 million (at an average borrowing rate of 13 basis points) during the year ended December 31, 2011.

Interest Expense

        Interest expense on long-term debt and subordinated debt securities totaled $131.5 million, $130.9 million, and $131.1 million in 2012, 2011, and 2010, respectively. The $0.6 million variance was primarily related to increased interest expense on the Company's Credit Facility. The interest expense on non-recourse funding obligations and other obligations was $28.7 million, $28.2 million, and $20.0 million in 2012, 2011, and 2010, respectively. The $0.5 million variance was primarily due to an increase in interest expense on the Golden Gate V non-recourse funding obligation which was mostly offset by reductions in interest expense as a result of the Company's repurchase of non-recourse funding obligations during the year.

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

        The Company leases administrative and marketing office space in approximately 20 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $7.1 million, $6.8 million, and $6.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. The aggregate annualized rent was approximately $6.9 million for the year ended December 31, 2012. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2013	$6,948
2014	5,462
2015	4,229
2016	2,664
2017	740
Thereafter	235

        Additionally, the Company leases a building contiguous to its home office. The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2013	$679
2014	75,065

        As of December 31, 2012 and 2011, the Company had outstanding mortgage loan commitments of $182.6 million at an average rate of 5.10% and $182.4 million at an average rate of 5.58%, respectively.

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

        In the IRS audit that concluded during this quarter, the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS' Appeals Division. Although it cannot be certain, the Company believes that the Appeals process will conclude within the next 12 months. If the IRS prevails on every issue that it identified in this audit, and the Company does not litigate these issues, then the Company will make an income tax payment of approximately $26.6 million. However, this payment, if it were to occur, would not materially impact the Company or its effective tax rate.

        The Company has received notice from two third party auditors that certain of the Company's insurance subsidiaries, as well as certain other insurance companies for which the Company has co-insured blocks of life insurance and annuity policies, will be audited for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company has recorded a reserve with respect to life insurance policies issued by the Company's subsidiaries and certain co-insured blocks of life insurance policies issued by other companies in connection with these pending audits. The Company does not consider the amount of this reserve to be material to the Company's financial condition or results of operations. With respect to one block of life insurance policies that is co-insured by a subsidiary of the Company, the Company is presently unable to estimate the reasonably possible loss or range of loss due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with such policies, the distinct characteristics of this co-insured block of policies which differentiate it from the blocks of life insurance policies for which the Company has recorded a reserve, and the early stages of the audits being conducted. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with this block of co-insured policies probable or reasonably estimable.

        Certain of the Company's subsidiaries have received notice that they are subject to a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security

Administration's Death Master File or similar databases (a "Death Database") to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest as well as penalties to the state if the beneficiary could not be found. It has been publicly reported that the life insurers have paid substantial administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $3.5 million.

12. SHAREOWNERS' EQUITY

        Activity in the Company's issued and outstanding common stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2009	88,776,960	3,196,157	85,580,803
(Reissuance of)/deposits to treasury stock	—	(87,174)	87,174

Balance, December 31, 2010	88,776,960	3,108,983	85,667,977
(Reissuance of)/deposits to treasury stock	—	3,998,782	(3,998,782)

Balance, December 31, 2011	88,776,960	7,107,765	81,669,195
(Reissuance of)/deposits to treasury stock	—	3,531,702	(3,531,702)

Balance, December 31, 2012	88,776,960	10,639,467	78,137,493

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2012.

13. STOCK-BASED COMPENSATION

        Since 1973, the Company has had stock-based incentive plans to motivate management to focus on its long-range performance through the awarding of stock-based compensation. Under plans approved by shareowners in 1997, 2003, 2008, and 2012, up to 9,500,000 shares may be issued in payment of awards.

        The criteria for payment of the 2012 performance awards is based on the Company's average operating return on average equity ("ROE") over a three-year period. If the Company's ROE is below 10.0%, no award is earned. If the Company's ROE is at or above 11.2%, the award maximum is earned. The criteria for payment of the 2011 performance awards is based on the Company's ROE (excluding certain accounting and operating income definition changes) over a three-year period. If the Company's ROE is below 9%, no award is earned. If the Company's ROE is at or above 10.0%, the award maximum is earned. Awards are paid in shares of the Company's common stock. Performance shares are equivalent in value to one share of our common stock times the award earned percentage payout. Performance share awards of 306,100 were issued during the year ended December 31, 2012 and 191,000 performance share awards were issued during the year ended December 31, 2011.

        Performance share awards in 2012 and 2011 and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars In Thousands)
2012	306,100	$8,608
2011	191,100	5,433
2010	—	—

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

	Weighted-Average Base Price per share	No. of SARs
Balance at December 31, 2009	$22.28	2,469,202

SARs granted	18.34	344,400
SARs exercised / forfeited	20.98	(488,765)

Balance at December 31, 2010	$21.97	2,324,837

SARs exercised / forfeited	8.31	(50,608)

Balance at December 31, 2011	22.27	2,274,229

SARs exercised / forfeited / expired	22.60	(633,062)

Balance at December 31, 2012	$22.15	1,641,167

        The following table provides information as of December 31, 2012, about equity compensation plans under which the Company's common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2012 (a)		Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2012 (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of of December 31, 2012 (c)
Equity compensation plans approved by shareowners	2,702,768	(1)	$22.15	(3)	4,530,673	(4)
Equity compensation plans not approved by shareowners	318,421	(2)	Not applicable		Not applicable	(5)

Total	3,021,189		$22.15		4,530,673

(1)
Includes the following number of shares: (a) 1,066,759 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 602,160 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2012); (c) 646,632 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); (d) 319,555 shares issuable with respect to stock equivalents representing previously earned awards under the LTIP that the recipient deferred under the Company's Deferred Compensation Plan for Officers; and (e) 67,662 shares issuable with respect to stock equivalents representing previous awards under the Company's Stock Plan for Non-Employee Directors that the recipient deferred under our Deferred Compensation Plan for Directors Who Are Not Employees of the Company.

(2)
Includes the following number of shares of common stock: (a) 216,103 shares issuable with respect to stock equivalents representing (i) stock awards to the Company's Directors before June 1, 2004 that the recipient deferred pursuant to the Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company and (ii) cash retainers and fees that the Company's Directors deferred under the Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company, and (b) 102,318 shares issuable with respect to stock equivalents pursuant to the Company's Deferred Compensation Plan for Officers.

(3)
Based on exercise prices of outstanding SARs.

(4)
Represents shares of common stock available for future issuance under the LTIP and the Company's Stock Plan for Non-Employee Directors.

(5)
The plans listed in Note (2) do not currently have limits on the number of shares of common stock issuable under such plans. The total number of shares of common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans' participants.

        The outstanding SARs as of December 31, 2012, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$26.49	50,000	1	50,000
$41.05	106,700	3	106,700
$48.60	38,400	4	38,400
$45.70	35,070	4	35,070
$43.46	181,550	5	181,550
$48.05	3,000	5	3,000
$41.12	2,500	5	2,500
$38.59	303,100	6	303,100
$3.50	629,608	7	629,608
$17.48	8,000	8	5,333
$18.36	283,239	8	181,888

        There were no SARs issued for the years ended December 31, 2012 and 2011. The SARs issued for the year ended December 31, 2010, had estimated fair values at grant date of $3.3 million. These fair values were estimated using a Black- Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and an expected exercise date of 2016.

        Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. The Company issued 190,800 restricted stock units for the year ended December 31, 2012 and 175,500 restricted stock units for the year ended December 31, 2011. These awards had a total fair value at grant date of $5.4 million and $5.0 million, respectively. Approximately half of these restricted stock units vest after three years from grant date and the remainder vest after four years.

        The Company recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by the Company for its stock-based compensation plans was $10.3 million, $10.2 million, and $10.2 million in 2012, 2011, and 2010, respectively. The Company's obligations of its stock-based compensation plans that are expected to be settled in shares of the Company's common stock are reported as a component of shareowners' equity, net of deferred taxes.

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

        The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

        In July of 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 will reduce our minimum required defined benefit plan contributions for the 2012 and 2013 plan years. We are evaluating the impact this change will have on funding requirements in future years. Since the funding stabilization provisions of MAP-21 do not apply for Pension Benefit Guaranty Corporation ("PBGC") reporting purposes, we may also make additional contributions in future periods to maintain an 80% funded status for PBGC reporting purposes.

        During the twelve months ended December 31, 2012, the Company contributed $11.6 million to its defined benefit pension plan for the 2011 plan year and $9.6 million to its defined benefit pension plan for the 2012 plan year. The Company has not yet determined what amount it will fund during 2013, but estimates that the amount will be between $6 million and $15 million.

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

	Defined Benefit Pension Plan		Unfunded Excess Benefits Plan
	2012	2011	2012	2011
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$210,319	$186,300	$39,828	$33,675

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$199,162	$165,704	$36,256	$31,592
Service cost	9,145	8,682	867	679
Interest cost	8,977	8,938	1,473	1,506
Amendments	—	94	—	3
Actuarial (gain) or loss	15,286	23,859	6,946	4,187
Benefits paid	(9,251)	(8,115)	(2,571)	(1,711)

Projected benefit obligation at end of year	223,319	199,162	42,971	36,256

Change in plan assets:
Fair value of plan assets at beginning of year	125,058	117,856	—	—
Actual return on plan assets	15,202	2,874	—	—
Employer contributions(1)	21,178	12,443	2,571	1,711
Benefits paid	(9,251)	(8,115)	(2,571)	(1,711)

Fair value of plan assets at end of year	152,187	125,058	—	—

After reflecting FASB guidance:
Funded status	(71,132)	(74,104)	(42,971)	(36,256)

Amounts recognized in the balance sheet:
Other liabilities	(71,132)	(74,104)	(42,971)	(36,256)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	95,055	91,804	17,571	11,924
Prior service cost/(credit)	(1,816)	(2,208)	48	60

Total	$93,239	$89,596	$17,619	$11,984

(1)
Employer contributions disclosed are based on the Company's fiscal filing year

        Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Defined Benefit Pension Plan		Unfunded Excess Benefits Plan
	2012	2011	2012	2011
Discount rate	4.07%	4.62%	3.37%	4.07%
Rate of compensation increase	3.0	2.5 - 3.0	4.0	3.5 - 4.0
Expected long-term return on plan assets	7.5	7.75	N/A	N/A

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

        Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2012	2011	2010	2012	2011	2010
Discount rate	4.62%	5.30%	5.57%	4.07%	4.79%	5.40%
Rates of compensation increase	2.5 - 3.0	2.5 - 3.0	0 - 3.75	3.5 - 4.0	3.5 - 4.0	0 - 4.75
Expected long-term return on plan assets	7.75	7.75	8.00	N/A	N/A	N/A

        Components of the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2012	2011	2010	2012	2011	2010
	(Dollars In Thousands)
Service cost—benefits earned during the period	$9,145	$8,682	$7,423	$867	$679	$584
Interest cost on projected benefit obligation	8,977	8,938	8,091	1,473	1,506	1,545
Expected return on plan assets	(10,916)	(10,021)	(9,349)	—	—	—
Amortization of prior service cost/(credit)	(392)	(392)	(403)	12	12	12
Amortization of actuarial losses(1)	7,749	5,625	3,905	1,300	881	653

Total benefit cost	$14,563	$12,832	$9,667	$3,652	$3,078	$2,794

(1)
2012 average remaining service period used is 8.14 years and 7.51 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.

        The estimated net actuarial loss, prior service cost/(credit), and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is as follows:

	Defined Benefit Pension Plan	Unfunded Excess Benefits Plan
	(Dollars In Thousands)
Net actuarial loss	$9,150	$1,767
Prior service cost/(credit)	(392)	12
Transition obligation	—	—

        The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

        Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

Asset Category	Target Allocation for 2013	2012	2011
Cash and cash equivalents	2.0%	4.0%	1.0%
Equity securities	60.0	60.0	61.0
Fixed income	38.0	36.0	38.0

Total	100.0%	100.0%	100.0%

        The Company's target asset allocation is designed to provide an acceptable level of risk and balance between equity assets and fixed income assets. The weighting towards equity securities is designed to help provide for an increased level of asset growth potential and liquidity.

        Prior to July 1999, upon an employee's retirement, a distribution from pension plan assets was used to purchase a single premium annuity from PLICO in the retiree's name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash. When calculating asset allocation, the Company includes reserves for pre-July 1999 retirees.

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

        The plan's equity assets are in a Russell 3000 index fund that invests in a domestic equity index collective trust managed by Northern Trust Corporation and in a Spartan 500 index fund managed by Fidelity. The plan's cash is invested in a collective trust managed by Northern Trust Corporation. The plan's fixed income assets are invested in a group deposit administration annuity contract with PLICO.

        Plan assets of the defined benefit pension plan by category as of December 31, are as follows:

	As of December 31,
Asset Category	2012	2011
	(Dollars In Thousands)
Cash	$6,222	$1,004
Equity securities:
Collective Russell 3000 Equity Index Fund	61,451	52,792
Fidelity Spartan U.S. Equity Index Fund	34,482	29,735
Fixed income	50,032	41,527

Total investments	152,187	125,058
Employer contribution receivable	—	2,270

Total	$152,187	$127,328

        The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Plan's group deposit administration annuity contract with PLICO is recorded at contract value, which, by utilizing a long-term view, the Company believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$6,222	$—	$6,222
Collective investment funds	—	95,933	—	95,933
Group deposit administration annuity contract	—	—	50,032	50,032

Total investments	$—	$102,155	$50,032	$152,187

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$1,004	$—	$1,004
Collective investment funds	—	82,527	—	82,527
Group deposit administration annuity contract	—	—	41,527	41,527

Total investments	$—	$83,531	$41,527	$125,058

        For the year ended December 31, 2012, $6.0 million was transferred into Level 3 from Level 2. This transfer was made to maintain an acceptable asset allocation as set by the Company's investment policy.

        For the year ended December 31, 2012, there were no transfers between Level 1 and Level 2.

        For the year ended December 31, 2011, there were no transfers between levels.

        A reconciliation of the beginning and ending balances for the fair value measurements for which significant unobservable inputs (Level 3) have been used is as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Balance, beginning of year	$41,527	$39,403
Interest income	2,505	2,124
Transfers from collective short-term investments fund	6,000	—
Transfers to collective short-term investments fund	—	—

Balance, end of year	$50,032	$41,527

        Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

        Estimated future benefit payments under the defined benefit pension plan are as follows:

Years	Defined Benefit Pension Plan	Unfunded Excess Benefits Plan
	(Dollars In Thousands)
2013	$13,088	$3,614
2014	12,516	3,742
2015	12,949	3,843
2016	13,603	3,838
2017	15,250	4,001
2018 - 2022	81,524	17,486

Other Postretirement Benefits

        In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2012 and 2011, the accumulated postretirement benefit obligation associated with these benefits was $0.8 million and $0.9 million, respectively.

        The change in the benefit obligation for the retiree medical plan is as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$949	$1,309
Service cost	6	9
Interest cost	17	28
Amendments	—	(29)
Actuarial (gain) or loss	(144)	(297)
Plan participant contributions	293	255
Benefits paid	(333)	(326)
Special termination benefits	—	—

Benefit obligation, end of year	$788	$949

        For the retiree medical plan, the Company's discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2012, is 1.09% and 1.97%, respectively.

        For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2012 and 2011, the Company's liability related to this benefit was less than $0.1 million. The Company's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$8,951	$7,955
Service cost	123	118
Interest cost	412	416
Amendments	—	—
Actuarial (gain) or loss	895	816
Plan participant contributions	—	—
Benefits paid	(311)	(354)
Special termination benefits	—	—

Benefit obligation, end of year	$10,070	$8,951

        For the postretirement life insurance plan, the Company's discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2012, is 4.10% and 4.62%, respectively.

        The Company's expected long-term rate of return assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2012, is 3.26% and 3.45%, respectively. In assessing the reasonableness of its long-term rate of return assumption, the Company utilized a 20 year annualized return and a 20 year average return on Barclay's short treasury index. The Company's long-term rate of return assumption was determined based on analytics related to these 20 year return results.

        Investments of the Company's group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

        The fair value of each major category of plan assets for the Company's postretirement life insurance plan is as follows:

	For The Year Ended December 31,
Category of Investment	2012	2011	2010
	(Dollars In Thousands)
Money Market Fund	$6,174	$6,193	$6,217

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

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Fund	$6,174	$—	$—	$6,174

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Fund	$6,193	$—	$—	$6,193

        For the year ended December 31, 2012 and 2011, there were no transfers between levels.

        Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

        The Company sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax "Roth" contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($17,000 for 2012). The Plan also provides a "catch-up" contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($5,500 for 2012). The Company matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee's pay per year per person. All matching contributions vest immediately.

        Prior to 2009, employee contributions to the Company's 401(k) Plan were matched through use of an ESOP established by the Company. Beginning in 2009, the Company adopted a cash match for employee contributions to the 401(k) plan. For the year ended December 31, 2012 and 2011, the Company recorded an expense of $5.9 million and $5.6 million, respectively.

        Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.4 million, $0.4 million, and $0.2 million, respectively, in 2012, 2011, and 2010.

Deferred Compensation Plan

        The Company has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. The Company may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2012, the plans had 932,801 common stock equivalents credited to participants. The Company's obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowners' equity.

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

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC's common shareowners	$302,452	$315,392	$225,314

Average shares issued and outstanding	80,149,261	84,309,804	85,638,080
Issuable under various deferred compensation plans	917,077	898,808	928,989

Weighted shares outstanding—basic	81,066,338	85,208,612	86,567,069

Per share:
Net income available to PLC's common shareowners—basic	$3.73	$3.70	$2.60

Calculation of diluted earnings per share:
Net income available to PLC's common shareowners	$302,452	$315,392	$225,314

Weighted shares outstanding—basic	81,066,338	85,208,612	86,567,069
Stock appreciation rights ("SARs")(1)	448,936	468,810	467,170
Issuable under various other stock-based compensation plans	588,298	122,027	134,379
Restricted stock units	619,444	675,780	507,239

Weighted shares outstanding—diluted	82,723,016	86,475,229	87,675,857

Per share:
Net income available to PLC's common shareowners—diluted	$3.66	$3.65	$2.57

(1)
Excludes 670,320; 1,440,047; and 1,455,395; SARs as of December 31, 2012, 2011, and 2010, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company's earnings per share and will be included in the Company's calculation of the diluted average shares outstanding, for applicable periods.

16. INCOME TAXES

        The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
State income taxes	0.3	0.4	0.5
Investment income not subject to tax	(3.1)	(2.2)	(1.6)
Uncertain tax positions	0.4	—	(1.3)
Other	0.6	(0.3)	0.2

	33.2%	32.9%	32.8%

        The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

        The components of the Company's income tax expense are as follows:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Income tax expense per the income tax returns:
Federal	$72,743	$9,510	$(6,723)
State	3,443	264	3,509

Total current	$76,186	$9,774	$(3,214)

Deferred income tax expense:
Federal	$71,659	$142,761	$115,172
State	2,674	2,304	(2,055)

Total deferred	$74,333	$145,065	$113,117

        The components of the Company's net deferred income tax liability are as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$56,918	$35,432
Invested assets (other than unrealized gains)	—	60,524
Deferred compensation	78,465	72,944
U.S. capital loss carryforwards	—	4,763
Other	52,158	7,049
Valuation allowance	(4,653)	(2,593)

	182,888	178,119

Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	916,406	872,297
Invested assets (other than unrealized gains)	28,396	—
Unrealized gain on investments	974,475	566,451

	1,919,277	1,438,748

Net deferred income tax liability	$(1,736,389)	$(1,260,629)

        In management's judgment, the gross deferred income tax asset as of December 31, 2012, will more likely than not be fully realized. With regard to state tax loss carryforwards, the Company has recognized a valuation allowance of $4.6 million and $2.6 million as of December 31, 2012 and 2011, respectively, related to operating loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $1.3 million, net of federal income taxes, increased state income tax expense in 2012 by the same amount. As of December 31, 2012 and 2011, no valuation allowances were established with regard to deferred tax assets relating to impairments on fixed maturities, capital loss carryforwards, and unrealized losses on investments. As of December 31, 2012 and 2011, the Company relied upon certain prudent and feasible tax-planning strategies and its ability and intent to hold to recovery its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold any unrealized loss bond to maturity, thereby avoiding a realized loss, or to generate a realized gain from unrealized gain bonds if such unrealized loss bond is sold at a loss prior to maturity. As of December 31, 2012, the Company recorded a net unrealized gain on its fixed maturities.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Balance, beginning of period	$4,840	$13,181
Additions for tax positions of the current year	9,465	—
Additions for tax positions of prior years	64,485	106
Reductions of tax positions of prior years:
Changes in judgment	(3,498)	(8,447)
Settlements during the period	—	—
Lapses of applicable statute of limitations	—	—

Balance, end of period	$75,292	$4,840

        Included in the balance above, as of December 31, 2012 and 2011, are approximately $67.7 million and $2.0 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $7.6 million and $2.9 million as of December 31, 2012 and as of December 31, 2011, respectively.

        Any accrued interest and penalties related to the unrecognized tax benefits have been included in income tax expense. These amounts were a $2.5 million detriment, a $1.4 million benefit, and a $3.6 million benefit in 2012, 2011, and 2010, respectively. The Company has approximately $4.0 million and $1.6 million of accrued interest associated with unrecognized tax benefits as of December 31, 2012 and 2011, respectively (before taking into consideration the related income tax benefit that is associated with such an expense).

        During 2012, an IRS audit concluded in which the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS' Appeals Divisions. Although it cannot be certain, the Company believes the Appeals process may conclude within the next 12 months. If this is the case, approximately $16.5 million of the unrecognized tax benefits on the above chart will be reduced. This reduction could occur because of the Company's successful negotiation of certain issues at Appeals coupled with its unsuccessful negotiations on other issues. This possible scenario includes an assumption that the Company would pay the IRS-asserted deficiencies on issues that it loses at Appeals rather than litigating such issues. If the IRS prevails at Appeals and the Company does not litigate these issues, the tax payments that would occur as a result would not materially impact the Company or its effective tax rate.

        During the 12 months ended December 31, 2012 and 2011, the Company's uncertain tax position liability decreased in the amount of $3.5 million and $8.4 million, respectively, as a result of new technical guidance and other developments which led the Company to conclude that the full amount of the associated tax benefit was more than 50% likely to be realized.

        In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

17. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest on debt	$159,674	$158,033	$139,015
Income taxes	51,239	20,122	(73,711)
Noncash investing and financing activities:
Stock-based compensation	12,280	12,517	9,562
Decrease in collateral for securities lending transactions	—	(96,653)	(10,630)

        Total cash interest paid on debt for the year ended December 31, 2012, was $159.7 million. Of this amount, $93.8 million related to interest on long-term debt, $36.5 million related to interest on subordinated debt, and $29.4 million related to non-recourse funding obligations and other obligations.

18. RELATED PARTY TRANSACTIONS

        Certain corporations with which the Company's directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $59.1 million, $51.0 million, and $13.1 million, in 2012, 2011, and 2010, respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $13.0 million, $4.6 million, and $7.2 million in 2012, 2011, and 2010, respectively.

        The Company has guaranteed PLICO's obligations for borrowings or letters of credit under the revolving line of credit arrangement to which the Company is also a party. The Company has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2012, the Company is the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate.

        As of February 1, 2000, the Company guaranteed the obligations of PLICO under a synthetic lease entered into by PLICO, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to PLICO for construction of a new office building and parking deck. The synthetic lease was amended and restated as of January 11, 2007, wherein as of December 31, 2012, the Company continues to guarantee the obligations of PLICO thereunder.

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

        As of December 31, 2012, PLC had outstanding loaned securities from certain noninsurance subsidiaries with a fair value amount of $14.5 million, including accrued interest. These transactions were eliminated in consolidation.

        The Company has also entered into intercompany reinsurance agreements that provide for a more balanced mix of business at various insurance entities. These transactions were eliminated in consolidation.

        During 2012, the Company entered into an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), an indirect wholly-owned insurance subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2012, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

19. STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

        The Company's insurance subsidiaries prepare statutory financial statements for regulatory purposes in accordance with accounting practices prescribed by the NAIC and the applicable state insurance department laws and regulations. These financial statements vary materially from GAAP. Statutory accounting practices include publications of the NAIC, state laws, regulations, general administrative rules as well as certain permitted accounting practices granted by the respective state insurance department. Generally, the most significant differences are that statutory financial statements do not reflect 1) deferred acquisition costs, 2) benefit liabilities that are calculated using realistic estimates of expected mortality, interest, and withdrawals, 3) deferred income taxes that are not subject to statutory limits, 4) similar treatment of realized gains and losses on the sale of securities, and 5) fixed maturities recorded at fair values, but instead at amortized cost.

        Statutory net income for PLICO was $376.3 million, $259.2 million, and $303.6 million for the year ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus for PLICO was $3.0 billion and $2.6 billion as of December 31, 2012 and 2011, respectively.

        As of December 31, 2012, approximately $290 million of consolidated shareowners' equity, excluding net unrealized gains on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries, and which would consequently be free from restriction and available for the payment of dividends to the Company's shareowners in 2013 is estimated to be $469.3 million.

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

        A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2012, the Company's total adjusted capital and company action level RBC was $3.3 billion and $644 million, respectively, providing an RBC ratio of approximately 510%.

        As of December 31, 2012, the Company's insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $48.7 million.

        The states of domicile of the Company's insurance subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles ("SAP"). The insurance subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.

        Certain prescribed and permitted practices impact the statutory surplus of PLICO, the Company's primary operating subsidiary. These practices include the non-admission of goodwill as an asset for statutory reporting, the reporting of Bank Owned Life Insurance ("BOLI") separate account amounts at book value rather than at fair value, and a reserve difference related to a captive insurance company.

        The favorable (unfavorable) effects of PLICO's statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2012	2011
	(Dollars In Millions)
Non-admission of goodwill	$—	$(159)
Report BOLI Separate Accounts at Book Value	(1)	(1)
Reserving difference related to a captive insurance company	(49)	—

Total (net)	$(50)	$(160)

        The Company also has certain prescribed and permitted practices which are applied at the subsidiary level and do not have a direct impact on the statutory surplus of PLICO. These practices include permission to follow the actuarial guidelines of the domiciliary state of the ceding insurer for certain captive reinsurers, and accounting for the face amount of all issued and outstanding letters of credit and a note issued by an affiliate as assets in the statutory financial statements of certain wholly owned subsidiaries that are considered "Special Purpose Financial Captives".

        The favorable (unfavorable) effects on the statutory surplus of the Company's insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2012	2011
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,205	$1,015
Accounting for Red Mountain Note as admitted asset	$300	$—
Reserving based on state specific actuarial practices	$95	$84

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

        In the first quarter of 2012, the Company adopted ASU No. 2011-04—Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. The amendments in this Update resulted in modification of certain disclosures regarding fair value measurements, but did not result in a material change to the Company's fair value methodology or measurements and had no impact to the Company's financial position or results of operations.

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

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$1,839,326	$4	$1,839,330
Commercial mortgage-backed securities	—	869,823	—	869,823
Other asset-backed securities	—	378,870	596,143	975,013
U.S. government-related securities	909,988	259,955	—	1,169,943
State, municipalities, and political subdivisions	—	1,439,378	4,335	1,443,713
Other government-related securities	—	80,767	20,011	100,778
Corporate bonds	207	20,213,952	167,892	20,382,051

Total fixed maturity securities—available-for-sale	910,195	25,082,071	788,385	26,780,651

Fixed maturity securities—trading
Residential mortgage-backed securities	—	357,803	—	357,803
Commercial mortgage-backed securities	—	171,073	—	171,073
Other asset-backed securities	—	87,395	70,535	157,930
U.S. government-related securities	304,704	1,169	—	305,873
State, municipalities, and political subdivisions	—	278,898	—	278,898
Other government-related securities	—	63,444	—	63,444
Corporate bonds	—	1,672,172	115	1,672,287

Total fixed maturity securities—trading	304,704	2,631,954	70,650	3,007,308

Total fixed maturity securities	1,214,899	27,714,025	859,035	29,787,959
Equity securities	307,252	35,116	69,418	411,786
Other long-term investments(1)	23,639	58,134	31,591	113,364
Short-term investments	215,320	2,492	—	217,812

Total investments	1,761,110	27,809,767	960,044	30,530,921
Cash	368,801	—	—	368,801
Other assets	8,239	—	—	8,239
Assets related to separate accounts
Variable annuity	9,601,417	—	—	9,601,417
Variable universal life	562,817	—	—	562,817

Total assets measured at fair value on a recurring basis	$12,302,384	$27,809,767	$960,044	$41,072,195

Liabilities:
Annuity account balances(2)	$—	$—	$129,468	$129,468
Other liabilities(1)	19,187	27,250	611,437	657,874

Total liabilities measured at fair value on a recurring basis	$19,187	$27,250	$740,905	$787,342

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

        The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price over 90% of the Company's available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

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

        For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2012.

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

  Asset-Backed Securities

        This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). As of December 31, 2012, the Company held $3.7 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

        As of December 31, 2012, the Company held $666.7 million of Level 3 ABS, which included $70.5 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

  Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

        As of December 31, 2012, the Company classified approximately $24.0 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

        As of December 31, 2012, the Company classified approximately $192.4 million of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

  Equities

        As of December 31, 2012, the Company held approximately $104.5 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank ("FHLB") stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

  Other long-term investments and Other liabilities

        Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 21, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2012, 97.1% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

        The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as "trading securities"; therefore changes in their fair value are also reported in earnings. The fair value of the embedded derivative is the difference between the policy liabilities (net of policy loans) of $2.6 billion and the fair value of the trading securities of $3.1 billion. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

  Annuity account balances

        The Company records its equity indexed annuities ("EIA") at fair value. The fair value is considered a Level 3 valuation. The EIA valuation model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done using multiple risk neutral stochastic equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each. These assumptions are reviewed at least annually as a part of the formal unlocking process. If an event were to occur within a quarter that would make the assumptions unreasonable, the assumptions would be reviewed within the quarter.

        The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2012, ranged from a one month rate of 0.30%, a 5 year rate of 1.96%, and a 30 year rate of 4.14%. A credit spread component is also included in the calculation to accommodate non-performance risk.

  Separate Accounts

        Separate account assets are invested in open-ended mutual funds and are included in Level 1.

  Valuation of Level 3 Financial Instruments

        The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$596,143	Discounted cash flow	Liquidity premium	0.72% - 1.68% (1.29%)
			Paydown rate	8.51% - 18.10% (11.40%)
Other government-related securities	20,011	Discounted cash flow	Spread over treasury	(0.30)%
Corporate bonds	168,007	Discounted cash flow	Spread over treasury	0.92% - 7.75% (3.34%)
Liabilities:
Embedded derivatives—GMWB(1)	$169,041	Actuarial cash flow model	Mortality	57% of 1994 GMDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	93% - 100%
			Nonperformance risk	0.09% - 1.34%
Annuity account balances(2)	129,468	Actuarial cash flow model	Asset earned rate	5.81%
			Expenses	$88 - $108 per policy
			Withdrawal rate	2.20%
			Mortality	57% of 1994 GMDB table
			Lapse	2.2% - 45.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.09% - 1.34%
(1)
The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.
(2)
Represents liabilities related to equity indexed annuities.

        The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

        The valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company which resulted in $71.1 million of financial instruments being classified as Level 3 as of December 31, 2012. Of the $71.1 million, $70.5 million are other asset backed securities and $0.6 million are equity securities.

        In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2012, the Company held $73.2 million of financial instruments where book value approximates fair value. Of the $73.2 million, $68.9 million represents equity securities, which are predominantly FHLB stock, and $4.3 million of other fixed maturity securities.

        The asset-backed securities classified as Level 3 are predominantly ARS. A change in the paydown rate (the projected annual rate of principal reduction) of the ARS can significantly impact the fair value of these securities. A decrease in the paydown rate would increase the projected weighted average life of the ARS and increase the sensitivity of the ARS' fair value to changes in interest rates. An increase in the liquidity premium would result in a decrease in the fair value of the securities, while a decrease in the liquidity premium would increase the fair value of these securities.

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

        The GMWB liability is sensitive to changes in the discount rate which includes the Company's nonperformance risk, volatility, lapse, and mortality assumptions. The volatility assumption is an observable input as it is based on market inputs. The Company's nonperformance risk, lapse, and mortality are unobservable. An increase in the three unobservable assumptions would result in a decrease in the liability and conversely, if there is a decrease in the assumptions the liability would increase. The liability is also dependent on the assumed policyholder utilization of the GMWB where an increase in assumed utilization would result in an increase in the liability and conversely, if there is a decrease in the assumption, the liability would decrease.

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

        The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed	614,813	339	21,780	—	(22,587)	—	(19,050)	—	—	771	77	596,143	—
Other asset-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
U.S. government-related securities	15,000	—	—	—	(2)	—	(15,000)	—	—	—	2	—	—
States, municipals, and political subdivisions	69	—	—	—	(1)	4,275	(9)	—	—	—	1	4,335	—
Other government-related securities	—	—	29	—	(27)	20,024	—	—	—	—	(15)	20,011	—
Corporate bonds	119,601	470	8,052	(4)	(2,723)	11,960	(9,854)	—	—	40,060	330	167,892	—

Total fixed maturity securities— available-for-sale	749,490	809	29,861	(4)	(25,340)	36,259	(43,916)	—	—	40,831	395	788,385	—
Fixed maturity securities—trading
Residential mortgage-backed	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	28,343	4,086	—	(2,306)	—	48,255	(9,896)	—	—	—	2,053	70,535	1,780
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	2	—	—	—	1	—	—	—	112	—	115	10

Total fixed maturity securities—trading	28,343	4,088	—	(2,306)	—	48,256	(9,896)	—	—	112	2,053	70,650	1,790
Total fixed maturity securities	777,833	4,897	29,861	(2,310)	(25,340)	84,515	(53,812)	—	—	40,943	2,448	859,035	1,790
Equity securities	80,586	8	826	—	(1,097)	4	(4,295)	—	—	—	(6,614)	69,418	—
Other long-term investments(1)	12,703	26,747	—	(7,859)	—	—	—	—	—	—	—	31,591	18,888

Total investments	871,122	31,652	30,687	(10,169)	(26,437)	84,519	(58,107)	—	—	40,943	(4,166)	960,044	20,678

Total assets measured at fair value on a recurring basis	$871,122	$31,652	$30,687	$(10,169)	$(26,437)	$84,519	$(58,107)	$—	$—	$40,943	$(4,166)	$960,044	$20,678

Liabilities:
Annuity account balances(2)	$136,462	$—	$—	$12,293	$—	$—	$—	$860	$20,147	$—	$—	$129,468	$—
Other liabilities(1)	437,613	86,523	—	(260,347)	—	—	—	—	—	—	—	611,437	(173,824)

Total liabilities measured at fair value on a recurring basis	$574,075	$86,523	$—	$(248,054)	$—	$—	$—	$860	$20,147	$—	$—	$740,905	$(173,824)

(1)
Represents certain freestanding and embedded derivatives.

(2)
Represents liabilities related to equity indexed annuities.

        For the year ended December 31, 2012, $67.7 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2012.

        For the year ended December 31, 2012, $26.8 million of securities were transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs. All transfers are recognized as of the end of the reporting period.

        For the year ended December 31, 2012, there were no transfers from Level 2 to Level 1.

        For the year ended December 31, 2012, there were no transfers from Level 1.

        The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$(12)	$—	$—	$(9)	$—	$7	$—
Commercial mortgage-backed securities	19,901	—	147	—	(719)	—	(103)	—	—	(19,224)	(2)	—	—
Other asset-backed securities	641,129	4,527	28,873	(8,661)	(50,941)	—	—	—	—	—	(114)	614,813	—
U.S. government-related securities	15,109	—	—	—	(122)	—	—	—	—	—	13	15,000	—
States, municipals, and political subdivisions	78	—	—	—	(1)	—	(9)	—	—	—	1	69	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	65,032	—	5,216	—	(1,689)	40,000	(3,543)	—	—	14,585	—	119,601	—

Total fixed maturity securities—available-for-sale	741,269	4,527	34,248	(8,665)	(53,472)	40,000	(3,667)	—	—	(4,648)	(102)	749,490	—
Fixed maturity securities—trading
Residential mortgage-backed	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	1,213	—	(2,689)	—	3,792	(40,292)	—	—	4,002	2,392	28,343	(937)
U.S. government-related securities	3,442	387	—	(476)	—	—	(3,347)	—	—	—	(6)	—	—
Corporate bonds	—	611	—	(1,453)	—	—	(37,292)	—	—	38,039	95	—	—

Total fixed maturity securities—trading	63,367	2,211	—	(4,618)	—	3,792	(80,931)	—	—	42,041	2,481	28,343	(937)
Total fixed maturity securities	804,636	6,738	34,248	(13,283)	(53,472)	43,792	(84,598)	—	—	37,393	2,379	777,833	(937)
Equity securities	77,098	49	555	—	(1,050)	3,962	(49)	—	—	21	—	80,586	—
Other long-term investments(1)	25,065	—	—	(12,362)	—	—	—	—	—	—	—	12,703	(12,362)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—

Total investments	906,799	6,787	34,803	(25,645)	(54,522)	47,754	(84,647)	—	—	37,414	2,379	871,122	(13,299)

Total assets measured at fair value on a recurring basis	$906,799	$6,787	$34,803	$(25,645)	$(54,522)	$47,754	$(84,647)	$—	$—	$37,414	$2,379	$871,122	$(13,299)

Liabilities:
Annuity account balances(2)	$143,264	$—	$—	$(5,850)	$—	$—	$—	$654	$13,306	$—	$—	$136,462	$—
Other liabilities(1)	190,529	—	—	(249,757)	—	—	(2,673)	—	—	—	—	437,613	(249,757)

Total liabilities measured at fair value on a recurring basis	$333,793	$—	$—	$(255,607)	$—	$—	$(2,673)	$654	$13,306	$—	$—	$574,075	$(249,757)

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

  Estimated Fair Value of Financial Instruments

        The carrying amounts and estimated fair values of the Company's financial instruments as of the periods shown below are as follows:

	As of December 31,
	2012		2011
	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$4,950,201	$5,725,382	$5,353,481	$6,251,902
Policy loans	865,391	865,391	879,819	879,819
Fixed maturities, held-to-maturity(1)	300,000	319,163	—	—
Liabilities:
Stable value product account balances	$2,510,559	$2,534,094	$2,769,510	$2,855,614
Annuity account balances	10,658,463	10,525,702	10,946,848	10,767,892
Mortgage loan backed certificates	—	—	19,755	19,893
Debt:
Bank borrowings	$50,000	$50,000	$170,000	$170,000
Senior and Medium-Term Notes	1,350,000	1,584,438	1,350,000	1,494,346
Subordinated debt securities	540,593	556,524	524,743	525,483
Non-recourse funding obligations(2)	586,000	481,056	407,800	217,529

Except as noted below, fair values were estimated using quoted market prices.

(1)
Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)
Of this carrying amount $300 million, fair value of $297.6 million, relates to non-recourse funding obligations issued by Golden Gate V.

Fair Value Measurements

  Mortgage loans on real estate

        The Company estimates the fair value of mortgage loans using an internally developed model. This model includes inputs derived by the Company based on assumed discount rates relative to the Company's current mortgage loan lending rate and an expected cash flow analysis based on a review of the mortgage loan terms. The model also contains the Company's determined representative risk adjustment assumptions related to credit and liquidity risks.

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

  Fixed maturities, held-to-maturity

        The Company estimates the fair value of its fixed maturity, held-to-maturity using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

  Stable value product and Annuity account balances

        The Company estimates the fair value of stable value product account balances and annuity account balances using models based on discounted expected cash flows. The discount rates used in the models were based on a current market rate for similar financial instruments.

  Debt

  Bank borrowings

        The Company believes the carrying value of its bank borrowings approximates fair value as the borrowings pay a floating interest rate plus a spread based on the rating of the Company's senior debt which the Company believes approximates a market interest rate.

  Non-recourse funding obligations

        The Company estimates the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

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

  Derivatives Related to Risk Mitigation of Variable Annuity Contracts

        The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

  •
  Foreign Currency Futures

  •
  Variance Swaps

  •
  Interest Rate Futures

  •
  Equity Options

  •
  Equity Futures

  •
  Credit Derivatives

  •
  Interest Rate Swaps

  •
  Interest Rate Swaptions

  •
  Volatility Futures

        The Company has in certain periods, sold credit protection under single name credit default swaps and credit default swap indices for which it receives a premium to insure credit risk. Such credit derivatives are a part of the Company's program to mitigate risks related to certain minimum guaranteed benefits of variable annuity contracts and are designed to offset some portion of the Company's nonperformance risk. The Company will only make a payment in the event there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less an auction-determined recovery rate, to the percentage extent described. A credit event is generally defined to include material default, bankruptcy, or debt restructuring. The Company's maximum amount at risk, assuming the value of all referenced credit obligations is zero, would equal the notional value of the credit default swaps. As of December 31, 2012 and 2011, the Company did not have any open credit default swaps.

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

        For a derivative financial instrument to be accounted for as an accounting hedge, it must be identified and documented as such on the date of designation. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain attributable to the hedged risk of the hedged item is recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis.

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

  •
  The Company has entered into an interest rate swap to convert LIBOR-based floating rate interest payments on a certain funding agreement to fixed rate interest payments. This structure is basically the same as that described regarding the CPI-based agreements and swaps. As of December 31, 2012, the Company no longer held these positions.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

        The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

  Derivatives related to variable annuity contracts

  •
  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $50.8 million and $30.1 million and interest rate futures resulted in pre-tax gains of $21.1 million and $164.2 million for the year ended December 31, 2012 and 2011, respectively. Currency futures resulted in net pre-tax losses of $2.8 million and net pre-tax gains of $3.0 million, for the year ended December 31, 2012 and 2011, respectively. Volatility futures resulted in pre-tax losses of $0.1 million for the year ended December 31, 2012. Such positions were not held during the year ended December 31, 2011.

  •
  The Company uses equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $37.4 million and $15.1 million and the volatility swaps resulted in net pre-tax losses of $11.8 million and $0.2 million for the year ended December 31, 2012 and 2011, respectively.

  •
  The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. The interest rate swaps resulted in net pre-tax gains of $3.3 million and $7.7 million for the year ended December 31, 2012 and 2011, respectively. The interest rate swaptions resulted in net pre-tax losses of $2.3 million for the year ended December 31, 2012. Such positions were not held during the year ended December 31, 2011.

  •
  The Company entered into credit default swaps to partially mitigate the Company's non-performance risk related to certain guaranteed minimum withdrawal benefits within its variable annuity products. The Company reported net pre-tax losses of $7.9 million for the year ended December 31, 2011. Net settlements received were $2.5 million, offset by termination losses of $10.4 million. As of December 31, 2011, the Company did not hold any remaining credit default swaps. Such positions were not held during the year ended December 31, 2012.

  •
  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $22.1 million and $127.5 million for the year ended December 31, 2012 and 2011, respectively, related to these embedded derivatives.

  Other Derivatives

  •
  The Company previously entered into credit default swaps to enhance the return on its investment portfolio. The Company reported net pre-tax losses of $0.5 million for the year ended December 31, 2011 related to their change in fair value and premium income earned. As of December 31, 2012 and 2011, no credit default swaps were outstanding.

  •
  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. The Company recognized pre-tax losses of $0.1 million and $11.3 million on interest rate swaps for the year ended December 31, 2012 and 2011, respectively.

  •
  The Company purchased interest rate caps during 2011 to mitigate its risk with respect to the Company's LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $2.7 million and $2.8 million for the year ended December 31, 2012 and 2011, respectively.

  •
  The Company uses various swaps and other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax losses of $0.1 million and $0.5 million for the year ended December 31, 2012 and 2011, respectively.

  •
  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had fair value changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax losses of $132.8 million and $134.3 million for the year ended December 31, 2012 and 2011, respectively.

        The tables below present information about the nature and accounting treatment of the Company's primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2012		2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$—	$—	$7,068	$1
Derivatives not designated as hedging instruments:
Interest rate swaps	355,000	6,532	125,000	5,118
Volatility swaps	500	406	—	—
Embedded derivative—Modco reinsurance treaties	30,244	1,330	30,001	2,038
Embedded derivative—GMWB	1,640,075	30,261	826,790	10,665
Interest rate futures	—	—	615,445	6,393
Equity futures	147,581	595	49,631	837
Currency futures	15,944	784	57,912	976
Interest rate caps	3,000,000	—	3,000,000	2,666
Equity options	573,493	61,833	440,000	19,396
Interest rate swaptions	400,000	11,370	—	—
Other	224	253	224	155

	$6,163,061	$113,364	$5,152,071	$48,245

Other liabilities
Cash flow hedges:
Inflation	$182,965	$5,027	$244,399	$8,863
Interest rate	—	—	75,000	3,443
Derivatives not designated as hedging instruments:
Interest rate swaps	400,000	10,025	25,000	3,064
Volatility swaps	2,675	12,198	—	—
Embedded derivative—Modco reinsurance treaties	2,655,134	411,907	2,761,686	279,799
Embedded derivative—GMWB	5,253,961	199,530	3,741,688	157,813
Interest rate futures	893,476	13,970	270,019	1,148
Equity futures	152,364	3,316	189,765	1,454
Currency futures	131,979	1,901	14,348	126

	$9,672,554	$657,874	$7,321,905	$455,710

Gain (Loss) on Derivatives in Cash Flow Relationship

	For The Year Ended December 31, 2012			For The Year Ended December 31, 2011
	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income (loss)	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(77)	$—	$—	$(272)
Inflation	—	—	3,067	—	—	2,468
Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(2,261)	$—	$—	$(3,581)	$—
Inflation	—	(938)	—	—	(276)	—
Gain (loss) recognized in income (ineffective portion):
Inflation	$(177)	$—	$—	$(359)	$—	$—

        Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $1.7 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses)—derivative financial instruments

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures—VA	$21,138	$164,221	$(11,778)
Equity futures—VA	(50,797)	(30,061)	(42,258)
Currency futures—VA	(2,763)	2,977	—
Volatility futures—VA	(132)	—	—
Volatility swaps—VA	(11,792)	(239)	(2,433)
Equity options—VA	(37,370)	(15,051)	(1,824)
Interest rate swaptions—VA	(2,260)	—	—
Interest rate swaps—VA	3,264	7,718	—
Credit default swaps—VA	—	(7,851)	—
Embedded derivative—GMWB	(22,120)	(127,537)	(5,728)

Total derivatives related to variable annuity contracts	(102,832)	(5,823)	(64,021)
Embedded derivative—Modco reinsurance treaties	(132,816)	(134,340)	(67,989)
Interest rate swaps	(87)	(11,264)	(8,427)
Interest rate caps	(2,666)	(2,801)	—
Credit default swaps	—	(548)	1,389
Other derivatives	(79)	(475)	799

Total realized gains (losses)—derivatives	$(238,480)	$(155,251)	$(138,249)

        From time to time, the Company is required to post and obligated to return collateral related to derivative transactions. As of December 31, 2012, the Company had posted cash and securities (at fair value) as collateral of approximately $34.8 million and $54.9 million, respectively. As of December 31, 2012, the Company received $11.6 million of cash as collateral. The Company does not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized investment gains (losses)—all other investments

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Modco trading portfolio(1)	$177,986	$164,224	$109,399
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

  •
  The Corporate and Other segment primarily consists of net investment income not attributable to the segments above (including the impact of carrying liquidity), expenses not attributable to the segments above (including interest on certain corporate debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

        The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income available to PLC's common shareowners and assets. Segment operating income (loss) is income before income tax, excluding net realized investment gains and losses (excluding periodic settlements of derivatives associated with debt and certain investments) net of the related amortization of DAC and VOBA. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and net of the related amortization of DAC attributed to each of these items.

        In the first quarter of 2012, management revised the definition of operating income (loss) as it relates to certain features of our variable annuity contracts and related hedging activities, to better reflect the basis on which the performance of its business is internally assessed. Under the revised definition, the following items have been excluded from operating income for the historical periods presented within the document:

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

        Prior periods have been revised to conform to the current period presentation for these changes.

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

        There were no significant intersegment transactions during the year ended December 31, 2012, 2011, and 2010.

        The following tables summarize financial information for the Company's segments:

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Revenues
Life Marketing	$1,346,933	$1,301,301	$1,219,392
Acquisitions	1,064,295	982,821	761,344
Annuities	612,202	634,347	502,236
Stable Value Products	122,849	170,115	167,883
Asset Protection	283,297	277,271	267,126
Corporate and Other	193,430	200,287	179,774

Total revenues	$3,623,006	$3,566,142	$3,097,755

Segment Operating Income (Loss)
Life Marketing	$105,032	$96,123	$123,864
Acquisitions	171,060	157,393	111,143
Annuities	119,092	80,224	52,163
Stable Value Products	60,329	56,780	39,207
Asset Protection	16,454	25,407	31,491
Corporate and Other	(3,203)	5,767	(25,053)

Total segment operating income	468,764	421,694	332,815
Realized investment (losses) gains—investments(1)(3)	186,186	181,907	130,359
Realized investment (losses) gains—derivatives(2)	(201,979)	(133,370)	(127,957)
Income tax expense	(150,519)	(154,839)	(109,903)

Net income available to PLC's common shareowners	$302,452	$315,392	$225,314

(1) Realized investment (losses) gains—investments	$172,149	$187,473	$112,856
Less: related amortization of DAC/VOBA	(14,037)	5,566	(17,503)

	$186,186	$181,907	$130,359

(2) Realized investment gains (losses)—derivatives	$(238,480)	$(155,251)	$(138,249)
Less: settlements on certain interest rate swaps	—	—	168
Less: derivative activity related to certain annuities	(36,501)	(21,881)	(10,460)

	$(201,979)	$(133,370)	$(127,957)

Net investment income
Life Marketing	$486,463	$446,175	$388,061
Acquisitions	550,334	529,261	458,703
Annuities	504,345	507,230	482,264
Stable Value Products	128,239	145,150	171,327
Asset Protection	24,310	26,501	28,820
Corporate and Other	168,641	166,326	154,501

Total net investment income	$1,862,332	$1,820,643	$1,683,676

Amortization of DAC and VOBA
Life Marketing	$45,079	$87,461	$47,809
Acquisitions	77,251	75,041	64,410
Annuities	45,319	57,201	76
Stable Value Products	947	4,556	5,430
Asset Protection	33,951	38,080	45,544
Corporate and Other	1,018	2,654	1,694

Total amortization of DAC and VOBA	$203,565	$264,993	$164,963

(3)
Includes credit related other-than-temporary impairments of $58.9 million, $47.4 million, and $41.5 million for the year ended December 31, 2012, 2011, and 2010, respectively.

	Operating Segment Assets As of December 31, 2012
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$12,171,405	$11,312,550	$17,649,488	$2,509,160
Deferred policy acquisition costs and value of business acquired	2,001,708	679,746	491,184	1,399
Goodwill	10,192	35,615	—	—

Total assets	$14,183,305	$12,027,911	$18,140,672	$2,510,559

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$789,916	$9,584,411	$19,662	$54,036,592
Deferred policy acquisition costs and value of business acquired	64,416	1,066	—	3,239,519
Goodwill	62,671	83	—	108,561

Total assets	$917,003	$9,585,560	$19,662	$57,384,672

	Operating Segment Assets As of December 31, 2011
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$10,885,833	$11,471,856	$14,945,002	$2,767,163
Deferred policy acquisition costs and value of business acquired	1,912,916	824,277	435,462	2,347
Goodwill	10,192	38,713	—	—

Total assets	$12,808,941	$12,334,846	$15,380,464	$2,769,510

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$727,417	$7,964,907	$21,491	$48,783,669
Deferred policy acquisition costs and value of business acquired	71,427	1,612	—	3,248,041
Goodwill	62,671	83	—	111,659

Total assets	$861,515	$7,966,602	$21,491	$52,143,369

23. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED

        The Company's unaudited consolidated quarterly operating data for the year ended December 31, 2012 and 2011 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners' equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands, Except Per Share Amounts)
2012
Premiums and policy fees	$696,305	$711,429	$684,939	$721,605
Reinsurance ceded	(304,558)	(344,673)	(321,059)	(375,546)

Net of reinsurance ceded	391,747	366,756	363,880	346,059
Net investment income	462,121	456,222	467,944	476,045
Realized investment gains (losses)	(12,947)	3,717	(20,223)	(36,878)
Other income	111,260	81,480	81,190	84,633

Total revenues	952,181	908,175	892,791	869,859
Total benefits and expenses	801,602	800,488	801,805	766,140

Income before income tax	150,579	107,687	90,986	103,719
Income tax expense	51,558	31,532	30,506	36,923

Net income	99,021	76,155	60,480	66,796
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income available to PLC's common shareowners	$99,021	$76,155	$60,480	$66,796

Net income available to PLC's common shareowners—basic	$1.20	$0.93	$0.75	$0.84
Average shares outstanding—basic	82,330,330	81,639,756	80,662,745	79,652,495
Net income available to PLC's common shareowners—diluted	$1.18	$0.91	$0.73	$0.82
Average shares outstanding—diluted	83,921,135	83,243,703	82,406,103	81,339,803
2011
Premiums and policy fees	$666,343	$716,586	$696,978	$720,233
Reinsurance ceded	(331,808)	(364,248)	(326,967)	(371,652)

Net of reinsurance ceded	334,535	352,338	370,011	348,581
Net investment income	444,213	448,785	462,926	464,719
Realized investment gains (losses)	(13,877)	14,437	30,585	1,077
Other income	72,209	87,224	75,859	72,520

Total revenues	837,080	902,784	939,381	886,897
Total benefits and expenses	746,366	767,945	817,095	764,260

Income before income tax	90,714	134,839	122,286	122,637
Income tax expense	31,887	46,920	39,429	36,603

Net income	58,827	87,919	82,857	86,034
Less: Net income (loss) attributable to noncontrolling interests	(51)	296	—	—

Net income available to PLC's common shareowners	$58,878	$87,623	$82,857	$86,034

Net income available to PLC's common shareowners—basic	$0.68	$1.01	$0.98	$1.03
Average shares outstanding—basic	86,603,228	86,346,216	84,722,232	83,205,456
Net income available to PLC's common shareowners—diluted	$0.67	$1.00	$0.96	$1.02
Average shares outstanding—diluted	87,820,085	87,653,731	86,004,571	84,464,572

24. SUBSEQUENT EVENTS

        The Company has evaluated the effects of events subsequent to December 31, 2012, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Protective Life Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Controls Over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 and Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for costs associated with acquiring or renewing insurance contracts and the presentation of its comprehensive income.

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
February 28, 2013

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$257,573	$224,179	$5,576
Service fees from subsidiaries*	160,373	151,934	139,024
Net investment income (loss)	63,817	62,644	52,380
Realized investment gains (losses)	(10,596)	(248)	6,400
Other income	—	—	617

Total revenues	471,167	438,509	203,997

Expenses
Operating and administrative	99,138	82,759	75,725
Interest—subordinated debt	37,598	37,604	37,604
Interest—other	94,974	98,809	101,008

Total expenses	231,710	219,172	214,337

Income (loss) before income tax and other items below	239,457	219,337	(10,340)
Income tax (benefit) expense
Current	8,883	9,722	(14,021)
Deferred	(4,075)	(10,665)	7,545

Total income tax (benefit) expense	4,808	(943)	(6,476)
Income (loss) before minority interest	234,649	220,280	(3,864)
Equity in undistributed income (loss) of subsidiaries*	67,803	95,357	228,733

Net income(1)	$302,452	$315,637	$224,869

(1)
Includes noncontrolling interests related to the Company's subs

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Net income	$302,452	$315,637	$224,869

Other comprehensive income	$751,278	$677,594	$629,343

Total other comprehensive income	$1,053,730	$993,231	$854,212

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Assets
Equity securities	$38,072	$42,855
Surplus notes from affiliate	800,000	800,000
Investments in subsidiaries (equity method)*	5,818,869	5,000,384

Total investments	6,656,941	5,843,239
Cash	63,796	63,361
Receivables from subsidiaries*	9,012	23,884
Property and equipment, net	39	342
Goodwill	10,275	10,275
Deferred tax asset	9,901	10,478
Other	35,445	30,298

Total assets	$6,785,409	$5,981,877

Liabilities
Accrued expenses and other liabilities	$185,783	$169,643
Accrued income taxes	29,350	9,974
Notes to affiliates	14,500	46,000
Debt	1,400,000	1,520,000
Subordinated debt securities	540,593	524,743

Total liabilities	2,170,226	2,270,360

Commitments and contingencies—Note 3
Shareowners' equity
Preferred stock
Common stock	$44,388	$44,388
Additional paid-in-capital	606,369	598,106
Treasury stock	(209,840)	(107,740)
Retained earnings, including undistributed income of subsidiaries:
(2012—$2,924,314; 2011—$2,856,511)	2,437,544	2,191,319
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, all from subsidiaries, net of income tax: (2012—$978,656; 2011—$589,132)	1,817,504	1,094,103
Net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax; (2012—$(2,147); 2011—$(18,428))	(3,988)	(34,224)
Accumulated gain (loss)—derivatives, net of income tax: (2012—$(1,883); 2011—$(4,111))	(3,496)	(7,634)
Postretirement benefits liability adjustment, net of income tax: (2012—$(39,468); 2011—$(35,970))	(73,298)	(66,801)

Total shareowners' equity	4,615,183	3,711,517

Total liabilities and shareowners' equity(1)	$6,785,409	$5,981,877

(1)
Includes noncontrolling interests related to the Company's subs

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$302,452	$315,637	$224,869
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	10,596	248	(6,400)
Equity in undistributed (net income) loss of subsidiaries*	(67,803)	(95,357)	(228,733)
Depreciation expense	303	330	399
Receivables from subsidiaries*	14,872	(3,514)	17,992
Income tax receivable	—	8,510	(8,510)
Deferred tax asset	577	(10,478)	—
Deferred income taxes	—	(9,667)	10,729
Accrued income taxes	15,419	10,836	(1,664)
Accrued expenses and other liabilities	3,957	29,531	515
Other, net	10,827	10,703	7,643

Net cash provided by operating activities	291,200	256,779	16,840

Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	6,650	—	—
Sale of investments, available-for-sale	15,086	—	214
Cost of investments acquired, available-for-sale	(15,018)	—	—
Purchase of and/or additional investments in subsidiaries*	596	(25,661)	(12,979)
Redemption (purchase) of non-recourse funding obligations	—	—	180,000
Change in short-term investments, net	—	—	7,750

Net cash provided by (used in) investing activities	7,314	(25,661)	174,985

Cash flows from financing activities
Borrowings under debt	572,500	45,000	132,000
Principal payments on line of credit arrangements and debt	(676,650)	(26,852)	(275,000)
Repurchase of common stock	(106,201)	(82,671)	—
Payments to affiliates*	(31,500)	(52,424)	(887)
Dividends to shareowners	(56,228)	(52,503)	(46,250)
Other financing activities, net	—	—	—

Net cash used in financing activities	(298,079)	(169,450)	(190,137)

Change in cash	435	61,668	1,688

Cash at beginning of year	63,361	1,693	5

Cash at end of year	$63,796	$63,361	$1,693

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

        The accompanying condensed financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto of Protective Life Corporation and subsidiaries included in this Current Report on Form 8-K filed with the Securities and Exchange Commission.

        On January 1, 2012, the Company adopted Accounting Standard Update ("ASU" or "Update") No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which changed certain previously reported items within the Company's financial statements and accompanying notes. The previously reported amounts included in the Company's financial statements and accompanying notes have been updated to reflect the retrospective adoption of ASU No. 2010-26, where applicable.

2. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

        Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2012	2011
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$50,000	$170,000
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000

	$1,400,000	$1,520,000

Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$—	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	—	118,557
6.125% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
6.25% Subordinated Debentures (2012), due 2042, callable 2017	287,500	—
6.00% Subordinated Debentures (2012), due 2042, callable 2017	150,000	—
7.25% Capital Securities (2006), due 2066, callable 2011	—	200,000

	$540,593	$524,743

        During the year ended December 31, 2012, $421.7 million of the Company's Subordinated Debentures were called and paid in full, along with applicable accrued interest.

        For the next five years, the Company's future maturities of debt, excluding notes payable to banks, and subordinated debt securities are $250.0 million in 2013, $150.0 million in 2014, and $1,490.6 million thereafter.

        Under a revolving line of credit arrangement that was in effect as of July 17, 2012 (the "Credit Facility"), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that the Company was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. There was an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of July 17, 2012.

        On July 17, 2012 the Company replaced the Credit Facility with a new credit facility ("2012 Credit Facility"). Under the 2012 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company's senior unsecured long-term debt ("Senior Debt"), or (ii) the sum of (A) a rate equal to the highest of (x) the

Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company's Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate that varies with the ratings of the Company's Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the 2012 Credit Facility as of December 31, 2012. There was an outstanding balance of $50.0 million at an interest rate of LIBOR plus 1.20% under the 2012 Credit Facility as of December 31, 2012.

        The Company has also accessed capital from subordinated debt securities, $103.1 million as of December 31, 2012, issued to a wholly owned subsidiary trust. Securities currently outstanding were offered through a trust (PLC Capital Trust V). The trust was formed solely to issue preferred securities (TOPrS) and use the proceeds thereof to purchase the Company's subordinated debentures. The sole assets of the trust are these subordinated debt securities. The Company irrevocably guarantees the principal obligations of the trust. Under the terms of the subordinated debentures, the Company has the right to extend interest payment periods up to five consecutive years. Consequently, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the trusts during any such extended interest payment period.

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

        In connection with the Chase Insurance Group acquisition, on July 3, 2006, the Company issued $200.0 million of 7.25% Capital Securities due 2066 (the "Capital Securities"), from which net proceeds of approximately $193.8 million were received. Under the terms of the Capital Securities, the Company had the option to defer interest payments, subject to certain limitations, for periods of up to five consecutive years. The Capital Securities were redeemed in full during 2012.

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

        During 2012, the Company issued $287.5 million of its Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $103.1 million of Subordinated Debentures due 2031, $118.6 million of Subordinated Debentures due in 2032 and $75.0 million of Capital Securities due in 2066 at par value. The transaction resulted in an expense of $7.2 million related the write off of deferred issue costs associated with the called Debentures.

        During 2012, the Company issued $150.0 million of its Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $125.0 million of Capital Securities due in 2066 at par value and the remaining for general working capital purposes. The transaction resulted in an expense of $4.0 million related to the write off of deferred issue costs associated with the called Debentures.

Interest Expense

        Interest expense on long-term debt and subordinated debt securities totaled $132.6 million, $136.4 million, and $138.6 million for the year ended December 31, 2012, 2011, and 2010, respectively. The $3.8 million decrease in 2012 as compared to 2011, primarily related to the decrease in the balance on a note with an affiliate and the repayment of the medium term notes in 2011.

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

Year	Amount
(Dollars In Thousands)
2013	$679
2014	75,065

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

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company ("WCL"). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $580 million as of December 31, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement. The Company entered into a letter agreement (the "Golden Gate III Letter Agreement") with UBS, originally dated as of April 23, 2010, and subsequently amended and restated as of November 21, 2011, with respect to the Reimbursement Agreement. Pursuant to the terms of the Letter Agreement, PLC has agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement and a related Fee Letter between PLC and UBS, dated as of November 21, 2011.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2011 and was $625.0 million as of December 31, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement. The Company entered into a letter agreement (the "Golden Gate IV Letter Agreement") with UBS, dated as of December 10, 2010, with respect to the Reimbursement Agreement. Pursuant to the terms of the Letter Agreement, PLC has agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement and a related Fee Letter between PLC and UBS, dated as of December 10, 2010.

        Golden Gate V Vermont Captive Insurance Company ("Golden Gate V") and Red Mountain, LLC ("Red Mountain"), indirect wholly owned subsidiaries of the Company, entered into a 20-year transaction on October 10, 2012, to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit into a reinsurance trust supporting

Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain Note for the 20-year term in exchange for a fee. PLC has agreed to guaranty the payment of this fee in the event of non-performance by Red Mountain. In connection with the transaction, we have entered into certain support agreements under which we guarantee or otherwise support certain obligations of Golden Gate V or Red Mountain.

        During 2012, the Company entered into an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), an indirect wholly-owned insurance subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2012, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

4. SHAREOWNERS' EQUITY

        Activity in the Company's issued and outstanding common stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2009	88,776,960	3,196,157	69,905,807
(Reissuance of)/deposits to treasury stock	—	(87,174)	87,174

Balance, December 31, 2010	88,776,960	3,108,983	85,667,977
(Reissuance of)/deposits to treasury stock	—	3,998,782	(3,998,782)

Balance, December 31, 2011	88,776,960	7,107,765	81,669,195
(Reissuance of)/deposits to treasury stock	—	3,531,702	(3,531,702)

Balance, December 31, 2012	88,776,960	10,639,467	78,137,493

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2012.

5. SUPPLEMENTAL CASH FLOW INFORMATION

	For The Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Cash paid during the year for:
Interest paid on debt	$131,473	$136,590	$125,149
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(30,110)	(8,882)	(3,124)
Noncash investing and financing activities:
Stock-based compensation	12,280	12,517	9,562

6. DERIVATIVE FINANCIAL INSTRUMENTS

        In connection with the issuance of non-recourse funding obligations by Golden Gate II the Company has entered into certain support agreements with Golden Gate II obligating it to provide support payments to Golden Gate II under certain adverse interest rate conditions and to the extent of any reduction in the reinsurance premiums received by Golden Gate II due to an increase in the premium rates charged to PLICO under its third party yearly renewable term reinsurance agreements. At the time of issuance of the non-recourse funding obligations, the Company received, as consideration for its participation in these agreements, a one-time payment of $6.8 million from Golden Gate II. Each of these agreements expires on July 10, 2052.

        In October 2012, in connection with the Golden Gate V financing transaction, the Company entered into separate Portfolio Maintenance Agreements with Golden Gate V and WCL. The agreements obligate the Company to reimburse Golden Gate V and West Coast Life for other-than-temporary impairment losses on certain asset portfolios above a specified amount. Each of these agreements expires on October 10, 2032.

        As of December 31, 2012 and 2011, the Company included in its balance sheets a combined liability for these agreements of $17.1 million and $6.4 million, respectively. During the years ended December 31, 2012 and 2011, the Company included in its statements of income unrealized losses of $10.7 million and unrealized gains of $0.3 million, respectively.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders' Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2012:
Life Marketing	$2,001,708	$12,733,602	$698,862	$277,919	$743,361	$486,463	$1,054,645	$45,079	$142,177	$161
Acquisitions	679,746	7,666,423	8,367	3,514,838	459,835	550,334	716,893	77,251	51,714	29,874
Annuities	491,184	1,102,577	103,316	7,372,470	97,902	504,345	369,622	45,319	101,247	—
Stable Value Products	1,399	—	—	2,510,559	—	128,239	64,790	947	2,174	—
Asset Protection	64,416	51,600	583,920	1,790	147,805	24,310	100,697	33,951	132,195	139,076
Corporate and Other	1,066	72,184	1,561	58,431	19,539	168,641	19,393	1,018	210,923	19,456

Total	$3,239,519	$21,626,386	$1,396,026	$13,736,007	$1,468,442	$1,862,332	$2,326,040	$203,565	$640,430	$188,567

For The Year Ended December 31, 2011:
Life Marketing	$1,912,916	$11,755,841	$589,027	$274,870	$744,819	$446,175	$978,098	$87,461	$139,619	$196
Acquisitions	824,277	7,804,207	6,792	3,669,366	414,823	529,261	662,293	75,041	55,792	22,386
Annuities	435,462	1,175,690	103,314	7,497,370	68,319	507,230	390,788	57,201	85,307	—
Stable Value Products	2,347	—	—	2,769,510	—	145,150	81,256	4,556	2,557	—
Asset Protection	71,427	54,249	557,801	1,645	156,143	26,501	99,510	38,080	114,029	146,632
Corporate and Other	1,612	78,002	1,851	50,113	21,361	166,326	21,528	2,654	199,896	21,107

Total	$3,248,041	$20,867,989	$1,258,785	$14,262,874	$1,405,465	$1,820,643	$2,233,473	$264,993	$597,200	$190,321

For The Year Ended December 31, 2010:
Life Marketing	$1,826,001	$10,910,433	$520,589	$275,325	$736,252	$388,061	$921,765	$47,809	$125,954	$246
Acquisitions	810,681	6,241,033	16,329	3,857,946	246,698	458,703	512,433	64,410	25,559	766
Annuities	368,279	1,231,374	93,609	6,985,784	42,650	482,264	407,455	76	65,591	—
Stable Value Products	6,903	—	—	3,076,233	—	171,327	123,365	5,430	3,325	—
Asset Protection	77,219	63,656	550,176	2,371	167,292	28,820	99,836	45,544	90,691	157,137
Corporate and Other	3,497	84,068	2,125	48,216	24,162	154,501	24,575	1,694	197,471	23,961

Total	$3,092,580	$18,530,564	$1,182,828	$14,245,875	$1,217,054	$1,683,676	$2,089,429	$164,963	$508,591	$182,110

(1)
Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would hange if different methods were applied.

(2)
Excludes Life Insurance

SCHEDULE IV—REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended
December 31, 2012:
Life insurance in-force	$706,415,969	$444,950,866	$30,470,432	$291,935,535		10.4%

Premiums and policy fees:
Life insurance	2,226,615	1,228,444	281,712	1,279,883	(1)	22.0
Accident/health insurance	38,875	12,065	29,412	56,222		52.3
Property and liability insurance	230,899	105,327	6,765	132,337		5.1

Total	$2,496,389	$1,345,836	$317,889	$1,468,442

For The Year Ended
December 31, 2011:
Life insurance in-force	$728,670,260	$469,530,487	$32,812,882	$291,952,655		11.2%

Premiums and policy fees:
Life insurance	2,245,320	1,278,232	248,468	1,215,556	(1)	20.4
Accident/health insurance	43,200	14,456	21,719	50,463		43.0
Property and liability insurance	235,160	101,987	6,273	139,446		4.5

Total	$2,523,680	$1,394,675	$276,460	$1,405,465

For The Year Ended
December 31, 2010:
Life insurance in-force	$753,518,782	$495,056,077	$18,799,243	$277,261,948		6.8%

Premiums and policy fees:
Life insurance	2,153,278	1,284,428	166,606	1,035,456	(1)	16.1
Accident/health insurance	49,563	17,137	63	32,489		0.2
Property and liability insurance	248,778	106,775	7,106	149,109		4.8

Total	$2,451,619	$1,408,340	$173,775	$1,217,054

(1)
Includes annuity policy fees of $103.8 million, $74.9 million, and $43.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
2012
Allowance for losses on commercial mortgage loans	$6,475	$6,240	$—	$(9,840)	$2,875

2011
Allowance for losses on commercial mortgage loans	$11,650	$11,103	$—	$(16,278)	$6,475

2010
Allowance for losses on commercial mortgage loans	$1,725	$11,071	$—	$(1,146)	$11,650

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

(a)   Disclosure controls and procedures

        In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), except as otherwise noted below. Based on their evaluation as of the end of the period covered by this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

        The Company acquired United Investors Life Insurance Company ("United Investors") and completed an unrelated reinsurance transaction with Liberty Life Insurance Company ("Liberty Life") effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence on these businesses before completing the acquisitions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative system and processes of these businesses were effective. During 2012, the Company has integrated United Investors and Liberty Life into its own control structure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

February 28, 2013

(c)   Changes in internal control over financial reporting

        During the year ended December 31, 2012, the Company completed the conversion of administrative processing and integration into its internal controls over financial reporting for the United Investors block of business. Additionally, during the year ended December 31, 2012, the Company has integrated Liberty Life into its own control structure.

        Other than the integration of the United Investors and Liberty Life, there have been no changes in the Company's internal control over financial reporting during the period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

        The remaining information called for by this item is incorporated by reference to "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance and our Board of Directors", "Audit Committee" and "Board Composition, Nominations and Qualifications" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 13, 2013.

Item 11.    Executive Compensation

        The information called for by this Item is incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 13, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this Item is incorporated by reference to "Beneficial Ownership" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 13, 2012.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information called for by this Item is incorporated herein by reference to "Director Independence" and "Related Party Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 13, 2013.

Item 14.    Principal Accountant Fees and Services

        The information called for by this Item is incorporated herein by reference to "Independent Accountant Fees and Services" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 13, 2013.

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

    The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 215 of this report.

  3.
  Exhibits:

    For a list of exhibits, refer to the Company's Annual Report on 10-K that was filed on February 28, 2013. The Company will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of furnishing the exhibit.

Item Number	Document
*2	Stock Purchase Agreement Among Protective Life Insurance Company, United Investors Life Insurance Company, Liberty National Life Insurance Company and Torchmark Corporation dated as of September 13, 2010, filed as Exhibit 2.01 to the Company's Current Report on Form 8-K filed September 17, 2010. (No. 001-11339)

*3(a)	1998 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 12, 1998, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. (No. 001-12332)

*3(b)	2010 Amended and Restated Bylaws of the Company, as adopted March 1, 2010, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 5, 2010. (No. 001-11339)

*4(a)	Reference is made to Exhibit 3(a) above. (No. 001-12332)

*4(b)	Reference is made to Exhibit 3(b) above. (No. 333-121791)

*4(c)	Certificate of Trust of PLC Capital Trust V filed as Exhibit 4(cc) to the Company's Registration Statement on Form S-3 filed May 5, 2003. (No. 333-105003)

*4(d)	Declaration of Trust of PLC Capital Trust V filed as Exhibit 4 (ee) to the Company's Registration Statement on Form S-3 filed May 5, 2003. (No. 333-105003)

*4(e)	Amended and Restated Declaration of Trust of PLC Capital Trust V filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 28, 2004. (No. 001-11339)

Item Number	Document
*4(f)	Form of Preferred Security Certificate for PLC Capital Trust V (included in Exhibit A-1 of Exhibit 4(o)). (No. 001-11339)

*4(g)	Preferred Securities Guarantee Agreement, dated January 27, 2004 with respect to Preferred Securities issued by PLC Capital Trust V filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed January 28, 2004. (No. 001-11339)

*10(a)†	The Company's Long-Term Incentive Plan Amended and Restated as of May 14, 2012, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed August 8, 2012. (No. 001-11339)

*10(a)(1)†	Form of Performance Share Award Letter under the Company's Long-Term Incentive Plan, filed as Exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 2011. (No. 001-11339)

*10(a)(2)†	Form of Stock Appreciation Rights Award Letter under the Company's Long-Term Incentive Plan filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)

*10(a)(3)†	The Company's Annual Incentive Plan, Amended and Restated as of May 14, 2012, filed as Exhibit 10(a)(3) to the Company's Quarterly Report on Form 10-Q filed August 8, 2012. (No. 001-11339)

10(b)†	Form of Restricted Stock Units Award Letter filed herewith.

10(c)†	Excess Benefit Plan Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed herewith.

*10(d)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (No. 001-12332)

*10(d)(1)†	Form of the Company's Director Indemnity Agreement filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 5, 2010. (No. 001-11339)

*10(e)†	Form of the Company's Amended and Restated Employment Continuation Agreement with Executive Officer filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)

*10(e)(1)†	Form of the Company's Amended and Restated Employment Continuation Agreement with Senior Officer filed as Exhibit 10(e)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)

*10(e)(2)†	Form of the Company's Amended and Restated Employment Continuation Agreement with Key Officer filed as Exhibit 10(e)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)

*10(f)†	Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company (as Amended and Restated as of December 31, 2008) filed as Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)

10(g)†	Company's Deferred Compensation Plan for Officers Amended and Restated as of January 1, 2009, and Reflecting the December 31, 2010 Amendment, filed herewith.

*10(h)†	Stock Plan for Non-Employee Directors of the Company filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 9, 2004. (No. 001-11339)

Item Number	Document
*10(i)	Credit Agreement dated as of July 17, 2012 among Protective Life Corporation and Protective Life Insurance Company as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 23, 2012. (No. 001-11339) Report on Form 8-K filed April 18, 2008. (No. 001-11339)

*10(j)	Amended and Restated Investment and Participation Agreement dated as of January 11, 2007, among Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed May 10, 2007. (No. 001-11339)

*10(k)	Amended and Restated Guaranty dated January 11, 2007 by the Company in favor of Wachovia Development Corporation, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed May 10, 2007. (No. 001-11339)

*10(l)	Amended and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries filed as Exhibit 10(h) to Protective Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2004. (No. 001-131901)

*10(m)	Common Stock Offering of 17,525,000 common shares at $9.00 per share, Purchase agreement filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed May 19, 2009. (No. 001-11339)

*10(n)	Note Sale Agreement dated as of October 15, 2009 by and between Golden Gate Captive Insurance Company, an indirect wholly owned subsidiary of the Company, and Dr. Michael Frege, in his capacity as insolvency administrator of Lehman Brothers Bankhaus AG filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-11339)

*10(o)	Surplus Note Purchase Agreement dated as of October 9, 2009 between Golden Gate Captive Insurance Company, an indirect wholly owned subsidiary of the Company and Long Island International Limited filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-11339)

*10(p)	Amended and Reimbursement Agreement dated as of November 21, 2011 between Golden Gate III VermontCaptive Insurance Company and UBS AG, Stamford Branch.±(No. 001-11339)

*10(q)	Amended and Restated Guarantee Agreement dated as of November 21, 2011between the Company and UBS AG, Stamford Branch. (No. 001-11339)

*10(r)	Stock Purchase Agreement by and among RBC Insurance Holdings (USA) Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for purposes of Sections 5.14-5.17 and Articles 7.8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed October 28, 2010. (No. 001-11339)

*10(s)	Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010. (No. 001-11339)±

Item Number	Document
*10(t)	Guaranty Agreement, dated as of December 10, 2010, between Protective Life Corporation and UBS AG, Stamford Branch, filed as Exhibit 10® to the Company's Annual Report on Form.±10-K for the year ended December 31, 2010. (No. 001-11339)±

*10(u)	Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2011. (No. 001-11339)

14	Code of Business Conduct for the Company and all of its subsidiaries, revised May 12, 2012, filed herewith.

*14(a)	Supplemental Policy on Conflict of Interest, revised August 30, 2010 for the Company and all of its subsidiaries filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010. (No. 001-11339)

21	Principal Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the annual report on Form 10-K of Protective Life Corporation for the year ended December 31, 2011, filed on February 28, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareowners' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to Consolidated Financial Statements.
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

PROTECTIVE LIFE CORPORATION
By:	/s/ STEVEN G. WALKER Steven G. Walker Senior Vice President, Controller and Chief Accounting Officer February 28, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS JOHN D. JOHNS	Chairman of the Board, President and Chief Excecutive Officer (Principal Executive Officer) and Director	February 28, 2013
/s/ RICHARD J. BIELEN RICH BIELEN	Vice Chairman and Chief Financial Officer (Principal Executive Officer)	February 28, 2013
/s/ STEVEN G. WALKER STEVEN G. WALKER	Senior Vice President, Controller, and Chief Accounting Officer (Principal Executive Officer)	February 28, 2013
* ROBERT O. BURTON	Director	February 28, 2013
* ELAINE L. CHAO	Director	February 28, 2013
* THOMAS L. HAMBY	Director	February 28, 2013
* VANESSA LEONARD	Director	February 28, 2013
* CHARLES D. MCCRARY	Director	February 28, 2013

Signature	Capacity in Which Signed	Date

* JOHN J. MCMAHON, JR.	Director	February 28, 2013
* HANS H. MILLER	Director	February 28, 2013
* MALCOLM PORTERA	Director	February 28, 2013
* C. DOWD RITTER	Director	February 28, 2013
* JESSE J. SPIKES	Director	February 28, 2013
* WILLIAM A. TERRY	Director	February 28, 2013
* W. MICHAEL WARREN, JR.	Director	February 28, 2013
* VANESSA WILSON	Director	February 28, 2013
*
John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. JOHNS JOHN D. JOHNS Attorney-in-fact