Form 10-Q
period 2014-03-31
PROTECTIVE LIFE CORP
filed 2014-05-08
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $0.50 Par Value, outstanding as of  April 23, 2014:  78,846,898

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2014

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$815,896	$726,847
Reinsurance ceded	(327,713)	(335,350)
Net of reinsurance ceded	488,183	391,497
Net investment income	538,163	457,634
Realized investment gains (losses):
Derivative financial instruments	(105,350)	7,385
All other investments	72,114	(4,145)
Other-than-temporary impairment losses	(423)	(1,340)
Portion recognized in other comprehensive income (before taxes)	(1,168)	(3,244)
Net impairment losses recognized in earnings	(1,591)	(4,584)
Other income	99,039	85,027
Total revenues	1,090,558	932,814
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2014 - $304,832; 2013 - $308,800)	728,519	581,880
Amortization of deferred policy acquisition costs and value of business acquired	55,582	52,239
Other operating expenses, net of reinsurance ceded: (2014 - $43,766; 2013 - $40,989)	181,252	181,068
Total benefits and expenses	965,353	815,187
Income before income tax	125,205	117,627
Income tax expense	41,566	39,336
Net income	$83,639	$78,291

Net income - basic	$1.05	$0.99
Net income - diluted	$1.03	$0.97
Cash dividends paid per share	$0.20	$0.18

Average shares outstanding - basic	79,608,461	79,139,392
Average shares outstanding - diluted	80,872,152	80,706,744

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Net income	$83,639	$78,291
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2014 - $259,589; 2013 - $(76,295))	482,093	(141,691)
Reclassification adjustment for investment amounts included in net income, net of income tax: (2014 - $(2,023); 2013 - $(2,704))	(3,756)	(5,022)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2014 - $2,429; 2013 - $4,219)	4,511	7,837
Change in accumulated (loss) gain - derivatives, net of income tax: (2014 - $316; 2013 - $1,543)	587	2,866
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2014 - $235; 2013 - $174)	436	323
Change in postretirement benefits liability adjustment, net of income tax: (2014 - $(632); 2013 - $(922))	(1,173)	(1,712)
Total other comprehensive income (loss)	482,698	(137,399)
Total comprehensive income (loss)	$566,337	$(59,108)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2014	December 31, 2013
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2014 - $33,955,913; 2013 - $33,662,295)	$36,076,644	$34,815,931
Fixed maturities, at amortized cost (fair value: 2014 - $420,747; 2013 - $335,676)	385,000	365,000
Equity securities, at fair value (cost: 2014 - $718,387; 2013 - $675,758)	716,985	646,027
Mortgage loans (2014 and 2013 includes: $582,177 and $627,731 related to securitizations)	5,390,844	5,486,417
Investment real estate, net of accumulated depreciation (2014 - $1,129; 2013 - $1,066)	20,351	20,413
Policy loans	1,793,110	1,815,744
Other long-term investments	509,766	521,811
Short-term investments	194,299	134,146
Total investments	45,086,999	43,805,489
Cash	407,532	466,542
Accrued investment income	490,723	465,333
Accounts and premiums receivable, net of allowance for uncollectible amounts (2014 - $4,307; 2013 - $4,283)	128,899	127,830
Reinsurance receivables	6,194,131	6,175,115
Deferred policy acquisition costs and value of business acquired	3,405,259	3,584,199
Goodwill	104,688	105,463
Property and equipment, net of accumulated depreciation (2014 - $113,404; 2013 - $111,579)	53,611	52,403
Other assets	420,604	426,677
Assets related to separate accounts
Variable annuity	12,946,329	12,791,438
Variable universal life	792,200	783,618
Total assets	$70,030,975	$68,784,107

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	As of
	March 31, 2014	December 31, 2013
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,811,041	$29,781,325
Unearned premiums	1,560,585	1,549,815
Total policy liabilities and accruals	31,371,626	31,331,140
Stable value product account balances	2,537,504	2,559,552
Annuity account balances	11,113,637	11,125,253
Other policyholders’ funds	1,301,773	1,214,380
Other liabilities	1,227,464	1,143,371
Income tax payable	57,235	12,761
Deferred income taxes	1,310,111	1,069,759
Non-recourse funding obligations	582,437	562,448
Repurchase program borrowings	475,000	350,000
Debt	1,510,000	1,585,000
Subordinated debt securities	540,593	540,593
Liabilities related to separate accounts
Variable annuity	12,946,329	12,791,438
Variable universal life	792,200	783,618
Total liabilities	65,765,909	65,069,313
Commitments and contingencies - Note 9
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2014 and 2013 - 160,000,000 shares issued: 2014 and 2013 - 88,776,960	44,388	44,388
Additional paid-in-capital	601,367	606,934
Treasury stock, at cost (2014 - 9,931,123; 2013 - 10,199,514)	(195,192)	(200,416)
Retained earnings	2,837,739	2,769,822
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2014 - $547,474; 2013 - $289,908)	1,016,737	538,400
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2014 - $2,754; 2013 - $325)	5,114	603
Accumulated loss - derivatives, net of income tax: (2014 - $(115); 2013 - $(666))	(212)	(1,235)
Postretirement benefits liability adjustment, net of income tax: (2014 - $(24,164); 2013 - $(23,532))	(44,875)	(43,702)
Total shareowners’ equity	4,265,066	3,714,794
Total liabilities and shareowners’ equity	$70,030,975	$68,784,107

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In-	Treasury	Retained	Comprehensive	Shareowners’
	Stock	Capital	Stock	Earnings	Income	Equity
	(Dollars In Thousands)
Balance, December 31, 2013	$44,388	$606,934	$(200,416)	$2,769,822	$494,066	$3,714,794
Net income for three months ended March 31, 2014				83,639		83,639
Other comprehensive income					482,698	482,698
Comprehensive income for the three months ended March 31, 2014						566,337
Cash dividends ($0.20 per share)				(15,722)		(15,722)
Stock-based compensation		(5,567)	5,224			(343)
Balance, March 31, 2014	$44,388	$601,367	$(195,192)	$2,837,739	$976,764	$4,265,066

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$83,639	$78,291
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	34,827	1,344
Amortization of deferred policy acquisition costs and value of business acquired	55,582	52,239
Capitalization of deferred policy acquisition costs	(58,461)	(63,154)
Depreciation expense	1,865	2,205
Deferred income tax	(19,101)	38,963
Accrued income tax	48,333	35,609
Interest credited to universal life and investment products	210,800	223,468
Policy fees assessed on universal life and investment products	(253,394)	(222,969)
Change in reinsurance receivables	(19,016)	(36,723)
Change in accrued investment income and other receivables	(13,635)	(6,367)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	17,791	34,278
Trading securities:
Maturities and principal reductions of investments	25,257	54,121
Sale of investments	47,457	40,031
Cost of investments acquired	(37,070)	(65,419)
Other net change in trading securities	(20,589)	(11,225)
Change in other liabilities	2,744	(55,658)
Other income - gains on repurchase of non-recourse funding obligations	—	(1,250)
Other, net	(38,293)	(708)
Net cash provided by operating activities	68,736	97,076
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	221,379	229,316
Sale of investments, available-for-sale	351,930	652,347
Cost of investments acquired, available-for-sale	(900,641)	(1,436,523)
Change in investments, held-to-maturity	(20,000)	(15,000)
Mortgage loans:
New lendings	(126,896)	(42,919)
Repayments	222,646	156,924
Change in investment real estate, net	62	924
Change in policy loans, net	22,634	3,189
Change in other long-term investments, net	(73,019)	(43,089)
Change in short-term investments, net	(41,199)	60,888
Net unsettled security transactions	45,145	48,166
Purchase of property and equipment	(3,073)	(6,140)
Sales of property and equipment	—	57
Net cash used in investing activities	(301,032)	(391,860)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	25,000	40,000
Principal payments on line of credit arrangement and debt	(100,000)	(50,000)
Issuance (repayment) of non-recourse funding obligations	19,989	10,000
Repurchase program borrowings	125,000	150,000
Dividends to shareowners	(15,722)	(14,070)
Repurchase of common stock	—	—
Investment product deposits and change in universal life deposits	696,229	798,912
Investment product withdrawals	(577,210)	(733,756)
Other financing activities, net	—	—
Net cash provided by financing activities	173,286	201,086
Change in cash	(59,010)	(93,698)
Cash at beginning of period	466,542	368,801
Cash at end of period	$407,532	$275,103

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The year-end consolidated condensed financial data was derived from audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2014.

Accounting Pronouncements Not Yet Adopted

Accounting Standard Update (“ASU”) No. 2014–08—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This Update changes the requirements for reporting discontinued operations and related disclosures. The Update limits the definition of a discontinued operation to disposals that represent “strategic shifts” that will have a major effect on an entity’s operation and financial results. Additionally, the Update requires enhanced disclosures about the components of discontinued operations and the financial effects of the disposal. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Company is reviewing the additional disclosures required by the Update, and will apply the revised guidance to any disposals occurring after the effective date.

3.                                      SIGNIFICANT ACQUISITIONS

On October 1, 2013 PLICO completed the acquisition contemplated by the master agreement (the “Master Agreement”) dated April 10, 2013. Pursuant to that Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), PLICO acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The aggregate purchase price of MONY was $686 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as (the “MONY acquisition”). The MONY acquisition allowed the Company to invest its capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004.

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

The following (unaudited) pro forma consolidated condensed results of operations assumes that the aforementioned acquisition was completed as of January 1, 2012:

Unaudited
For The
Three Months Ended
March 31, 2013
(Dollars In Thousands)
Revenue	$1,153,317
Net income	$84,926
EPS - basic	$1.07
EPS - diluted	$1.05

4.                                      MONY CLOSED BLOCK OF BUSINESS

In 1998, MONY converted from a mutual insurance company to a stock corporation (“demutualization”). In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for certain individuals’ participating policies in force as of the date of demutualization. Assets, liabilities, and earnings of the Closed Block are specifically identified to support its participating policyholders. The Company acquired the Closed Block in conjunction with the MONY acquisition as discussed in Note 3, Significant Acquisitions.

Assets allocated to the Closed Block inure solely to the benefit of each Closed Block’s policyholders and will not revert to the benefit of MONY or the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of MONY’s general account, any of MONY’s separate accounts or any affiliate of MONY without the approval of the Superintendent of The New York State Insurance Department (the “Superintendent”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the general account.

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) (“AOCI”)) at the acquisition date represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company has developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013.

If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in the Company’s net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

Many expenses related to Closed Block operations, including amortization of VOBA, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

Summarized financial information for the Closed Block from December 31, 2013 through March 31, 2014 is as follows:

	As of
	March 31, 2014	December 31, 2013
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other	$6,240,290	$6,274,719
Policyholder dividend obligation	254,081	190,494
Other liabilities	5,840	1,259
Total closed block liabilities	6,500,211	6,466,472
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,102,407	$4,109,142
Equity securities, available-for-sale, at fair value	5,260	5,223
Mortgage loans on real estate	560,882	594,884
Policy loans	796,863	802,013
Cash and other invested assets	235,578	140,577
Other assets	204,813	207,265
Total closed block assets	5,905,803	5,859,104
Excess of reported closed block liabilities over closed block assets	594,408	607,368
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of deferred tax benefit of $0 and $1,074 net of policyholder dividend obligation of $37,405 and $12,720	—	(1,994)
Future earnings to be recognized from closed block assets and closed block liabilities	$594,408	$605,374

Reconciliation of the policyholder dividend obligation from December 31, 2013 through March 31, 2014 is as follows:

For The
Three Months Ended
March 31, 2014
(Dollars In Thousands)
Policyholder dividend obligation, at December 31, 2013	$190,494
Applicable to net revenue (losses)	(6,680)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	70,267
Policyholder dividend obligation, end of period	$254,081

Closed Block revenues and expenses for the three month period ended March 31, 2014 are as follows:

For The
Three Months Ended
March 31, 2014
(Dollars In Thousands)
Revenues
Premiums and other income	$50,066
Net investment income (loss)	52,207
Net investment gains (losses)	5,019
Total revenues	107,292
Benefits and other deductions
Benefits and settlement expenses	96,326
Total benefits and other deductions	96,326
Net revenues before income taxes	10,966
Income tax expense	3,838
Net revenues	$7,128

5.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Fixed maturities	$7,370	$12,309
Equity securities	—	1
Impairments on fixed maturity securities	(1,591)	(3,587)
Impairments on equity securities	—	(997)
Modco trading portfolio	66,303	(15,328)
Other investments	(1,559)	(1,127)
Total realized gains (losses) - investments	$70,523	$(8,729)

For the three months ended March 31, 2014, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $7.6 million and gross realized losses were $1.8 million, including $1.6 million of impairment losses.

For the three months ended March 31, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $12.9 million and gross realized losses were $4.9 million, including $4.4 million of impairment losses.

For the three months ended March 31, 2014, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $264.7 million. The gain realized on the sale of these securities was $7.6 million.

For the three months ended March 31, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $388.6 million. The gain realized on the sale of these securities was $12.9 million.

For the three months ended March 31, 2014, the Company sold or otherwise disposed of securities in an unrealized loss position with a fair value (proceeds) of $2.7 million. The loss realized on the sale of these securities was $0.3 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three months ended March 31, 2013, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $4.0 million. The loss realized on the sale of these securities was $0.6 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of March 31, 2014 and December 31, 2013, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2014
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,409,310	$44,397	$(14,934)	$1,438,773	$7,942
Commercial mortgage-backed securities	997,605	36,151	(10,390)	1,023,366	—
Other asset-backed securities	908,643	15,971	(63,869)	860,745	(74)
U.S. government-related securities	1,508,287	37,403	(34,449)	1,511,241	—
Other government-related securities	48,937	2,742	(1)	51,678	—
States, municipals, and political subdivisions	1,351,460	176,525	(4,045)	1,523,940	—
Corporate bonds	24,893,867	2,109,682	(174,452)	26,829,097	—
	31,118,109	2,422,871	(302,140)	33,238,840	7,868
Equity securities	695,939	19,924	(21,327)	694,536	—
Short-term investments	122,905	—	—	122,905	—
	$31,936,953	$2,442,795	$(323,467)	$34,056,281	$7,868
2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,435,477	$34,155	$(24,564)	$1,445,068	$979
Commercial mortgage-backed securities	963,461	26,900	(19,705)	970,656	—
Other asset-backed securities	926,396	15,135	(69,548)	871,983	(51)
U.S. government-related securities	1,529,818	32,150	(54,078)	1,507,890	—
Other government-related securities	49,171	2,257	(1)	51,427	—
States, municipals, and political subdivisions	1,315,457	103,663	(8,291)	1,410,829	—
Corporate bonds	24,644,025	1,507,630	(392,067)	25,759,588	—
	30,863,805	1,721,890	(568,254)	32,017,441	928
Equity securities	654,579	6,631	(36,362)	624,848	—
Short-term investments	81,703	—	—	81,703	—
	$31,600,087	$1,728,521	$(604,616)	$32,723,992	$928

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of March 31, 2014 and December 31, 2013, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
2014
Fixed maturities:
Other	$385,000	$35,747	$—	$420,747	$—
	$385,000	$35,747	$—	$420,747	$—
2013
Fixed maturities:
Other	$365,000	$—	$(29,324)	$335,676	$—
	$365,000	$—	$(29,324)	$335,676	$—

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had no gross unrecognized holding losses for the three months ended March 31, 2014 and $29.3 million for the year ended December 31, 2013. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

As of March 31, 2014 and December 31, 2013, the Company had an additional $2.8 billion and $2.8 billion of fixed maturities, $22.4 million and $21.2 million of equity securities, and $71.4 million and $52.4 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of March 31, 2014, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$835,262	$848,692	$—	$—
Due after one year through five years	6,083,022	6,460,856	—	—
Due after five years through ten years	8,357,580	8,689,900	—	—
Due after ten years	15,842,245	17,239,392	385,000	420,747
	$31,118,109	$33,238,840	$385,000	$420,747

During the three months ended March 31, 2014, the Company recorded pre-tax other-than-temporary impairments of investments of $0.4 million, all of which related to fixed maturities. Credit impairments recorded in earnings during the period were $1.6 million. During the three months ended March 31, 2014, $1.2 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended March 31, 2014.

During the three months ended March 31, 2013, the Company recorded pre-tax other-than-temporary impairments of investments of $1.3 million, of which $0.3 million related to fixed maturities and $1.0 million were related to equity securities. Credit impairments recorded in earnings during the period were $4.6 million. During the three months ended March 31, 2013, $3.3 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended March 31, 2013.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Beginning balance	$41,692	$122,121
Additions for newly impaired securities	—	997
Additions for previously impaired securities	474	1,486
Reductions for previously impaired securities due to a change in expected cash flows	(21,327)	—
Reductions for previously impaired securities that were sold in the current period	—	—
Ending balance	$20,839	$124,604

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$358,843	$(11,652)	$49,735	$(3,282)	$408,578	$(14,934)
Commercial mortgage-backed securities	252,504	(7,095)	50,623	(3,295)	303,127	(10,390)
Other asset-backed securities	118,684	(8,498)	532,361	(55,371)	651,045	(63,869)
U.S. government-related securities	737,715	(33,565)	14,770	(884)	752,485	(34,449)
Other government-related securities	10,052	(1)	—	—	10,052	(1)
States, municipalities, and political subdivisions	40,385	(3,500)	1,242	(545)	41,627	(4,045)
Corporate bonds	3,578,369	(129,320)	452,733	(45,132)	4,031,102	(174,452)
Equities	218,131	(13,057)	22,116	(8,270)	240,247	(21,327)
	$5,314,683	$(206,688)	$1,123,580	$(116,779)	$6,438,263	$(323,467)

RMBS have a gross unrealized loss greater than twelve months of $3.3 million as of March 31, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

CMBS have a gross unrealized loss greater than twelve months of $3.3 million as of March 31, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $55.4 million as of March 31, 2014. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The corporate bonds category has gross unrealized losses greater than twelve months of $45.1 million as of March 31, 2014. These declines were primarily related to changes in interest rates during the period. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category has a gross unrealized loss greater than twelve months of $8.3 million as of March 31, 2014. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

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

RMBS had a gross unrealized loss greater than twelve months of $10.5 million as of December 31, 2013. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

CMBS had a gross unrealized loss greater than twelve months of $1.2 million as of December 31, 2013. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities had a gross unrealized loss greater than twelve months of $55.0 million as of December 31, 2013. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the FFELP. These unrealized losses have occurred within the Company’s ARS portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The corporate bonds category had gross unrealized losses greater than twelve months of $38.9 million as of December 31, 2013. These declines were primarily related to changes in interest rates during the period. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category had a gross unrealized loss greater than twelve months of $8.5 million as of December 31, 2013. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

As of March 31, 2014, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.6 billion. In addition, included in the Company’s trading portfolio, the Company held $328.9 million of securities which were rated below investment grade. Approximately $877.9 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Fixed maturities	$628,612	$(169,788)
Equity securities	18,413	3,790

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of March 31, 2014 and December 31, 2013. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 8, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of March 31, 2014, no payments have been made or required related to this guarantee.

6.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2014, the Company’s mortgage loan holdings were approximately $5.4 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $54.9 million would become due for the remainder of 2014, $1.2 billion in 2015 through 2019, $506.4 million in 2020 through 2024, and $133.3 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2014 and December 31, 2013, approximately $630.3 million and $666.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2014 and 2013, the Company recognized $3.0 million and $3.4 million, respectively, of participating mortgage loan income.

As of March 31, 2014, approximately $14.2 million, or 0.03%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended March 31, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the quarter either involved the modification of payment terms pursuant to bankruptcy proceedings or included acceptance of assets in satisfaction of principal or foreclosure on collateral property, and were the result of agreements between the creditor and the debtor. With respect to the modified loans we expect to collect all amounts due related to these loans as well as expenses incurred as a result of the restructurings. Additionally, there were no material changes to the principal balance of these loans, as a result of restructuring or modifications, which was $5.8 million as of March 31, 2014.

The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of March 31, 2014, $12.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any loans during the three months ended March 31, 2014.

As of March 31, 2014, $2.2 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three months ended March 31, 2014. The Company did not foreclose on any loans during the three months ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, the Company had an allowance for mortgage loan credit losses of $4.5 million and $3.1 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	March 31, 2014	December 31, 2013
	(Dollars In Thousands)
Beginning balance	$3,130	$2,875
Charge offs	—	(6,838)
Recoveries	(167)	(1,016)
Provision	1,542	8,109
Ending balance	$4,505	$3,130

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of March 31, 2014.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$10,102	$6,209	$2,201	$18,512
Number of delinquent commercial mortgage loans	5	3	1	9

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to 90 days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of March 31, 2014 and December 31, 2013:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2014
Commercial mortgage loans:
With no related allowance recorded	$3,331	$3,331	$—	$1,666	$31	$22
With an allowance recorded	27,032	27,022	4,505	5,406	392	444
2013
Commercial mortgage loans:
With no related allowance recorded	$2,208	$2,208	$—	$2,208	$31	$—
With an allowance recorded	21,288	21,281	3,130	5,322	304	304

7.                                      GOODWILL

During the three months ended March 31, 2014, the Company decreased its goodwill balance by approximately $0.8 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2014 on the portion of tax goodwill in excess of GAAP basis goodwill. As of March 31, 2014, the Company had an aggregate goodwill balance of $104.7 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2013, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. During the three months ended March 31, 2014, no events occurred which indicate an impairment was required or which would invalidate the previous results of the Company’s impairment assessment.

8.                                      DEBT AND OTHER OBLIGATIONS

The Company has access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of the Company’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The Credit Facility also provides for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2014. There was an outstanding balance of $410.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of March 31, 2014.

Non-Recourse Funding Obligations

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by Protective Life Insurance Company (“PLICO”), had $575 million of outstanding non-recourse funding obligations as of March 31, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of March 31, 2014, securities related to $194.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $380.1 million of the non-recourse funding obligations were held by our affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of March 31, 2014, no payments have been made under these agreements.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V and Red Mountain, indirect wholly owned subsidiaries of the Company, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of March 31, 2014, the principal balance of the Red Mountain note was $385.0 million. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of March 31, 2014, no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $385.0 million outstanding non-recourse funding obligation as of March 31, 2014. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of March 31, 2014, on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$194,900	2052	1.11%
Golden Gate V Vermont Captive Insurance Company(1)	385,000	2037	6.25%
MONY Life Insurance Company(1)	2,537	2024	6.63%
Total	$582,437

(1) Fixed rate obligations

During the three months ended March 31, 2014, the Company did not repurchase any of its outstanding non-recourse funding obligations. For the three months ended March 31, 2013, the Company repurchased $5.0 million of its outstanding non-recourse funding obligations, at a discount. The repurchase resulted in a $1.3 million pre-tax gain for the Company. These gains are recorded in other income in the consolidated condensed statements of income.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, the Company entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 to include an additional block of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $715 million as of March 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $720 million in 2015. The term of the LOC is expected to be approximately 13.5 years from the original issuance date. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $102.5 million and will be paid in two installments with the last payment occurring in 2019, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Second Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Second and Amended and Restated Agreement. As of March 31, 2014, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during the first quarter of 2014 and was $715 million as of March 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of March 31, 2014, no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2014, the fair value of securities pledged under the repurchase program was $522.2 million and the repurchase obligation of $475.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 9 basis points). During the three months ended March 31, 2014, the maximum balance outstanding at any one point in time related to these programs was $613.3 million. The average daily balance was $477.2 million (at an average borrowing rate of 10 basis points) during the three months ended March 31, 2014. As of December 31, 2013, the Company had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

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

The Company was audited by the IRS and the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. The case has followed normal procedure and is now under review at Congress’ Joint Committee on Taxation. The Company believes the matter will conclude within the next twelve months. If the IRS prevails on every issue that it identified in this audit, and the Company does not litigate these issues, then the Company will make an income tax payment of approximately $26.6 million. However, this payment, if it were to occur, would not materially impact the Company or its effective tax rate.

Through the acquisition of MONY by PLICO certain income tax credit carryforwards, which arose in MONY’s pre-acquisition tax years transferred to the Company. This transfer was in accordance with the applicable rules of the Internal Revenue Code and the related Regulations. In spite of this transfer, AXA, the former parent of the consolidated income tax return group in which MONY was a member, retains the right to utilize these credits in the future to offset future increases in its 2010 through 2013 tax liabilities. The Company has determined that, based on all information known as of the acquisition date and through the March 31, 2014 reporting date, it is probable that a loss of the utilization of these carryforwards has been incurred and the amount of the loss can be reasonably estimated. Accordingly, in the table summarizing the fair value of net assets acquired from the Acquisition, the amount of the deferred tax asset from the credit carryforwards has been offset by the aforementioned liability. However, given the inherent difficulty in predicting the ultimate outcome of such matters, it is possible that adjustments to the values of this deferred tax asset and the related liability may occur in future reporting periods.

The Company has received notice from two third party auditors that certain of the Company’s insurance subsidiaries, as well as certain other insurance companies for which the Company has co-insured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company has recorded a reserve with respect to life insurance policies issued by the Company’s subsidiaries and certain co-insured blocks of life insurance policies issued by other companies in connection with these pending audits. The Company does not consider the amount of this reserve to be material to the Company’s financial condition or results of operations. With respect to one block of life insurance policies that is co-insured by a subsidiary of the Company, the Company is presently unable to estimate the reasonably possible loss or range of loss due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with such policies, the distinct characteristics of this co-insured block of policies which differentiate it from the blocks of life insurance policies for which the Company has recorded a reserve, and the early stages of the audits being conducted. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with this block of co-insured policies probable or reasonably estimable.

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

10.                               STOCK-BASED COMPENSATION

During the three months ended March 31, 2014, 201,350 performance shares with an estimated fair value of $10.4 million were awarded. The criteria for payment of the 2014 performance awards is based primarily on the Company’s average operating return on average equity (“ROE”) over a three-year period. If the Company’s ROE is below 10.5%, no award is earned. If the Company’s ROE is at or above 12.0%, the award maximum is earned. Awards are paid in shares of the Company’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. The Company issued 97,950 restricted stock units for the three months ended March 31, 2014. These awards had a total fair value at grant date of $5.0 million. Approximately half of these restricted stock units vest after three years from the grant date and the remainder vest after four years.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2013	$23.08	1,305,101
SARs granted	—	—
SARs exercised / forfeited	30.67	(44,118)
Balance at March 31, 2014	$22.81	1,260,983

The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR. There were no SARs issued for the three months ended March 31, 2014.

11.                               EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,453	$2,708
Interest cost on projected benefit obligation	2,993	2,553
Expected return on plan assets	(3,065)	(2,759)
Amortization of prior service cost/(credit)	(95)	(95)
Amortization of actuarial losses	1,897	2,729
Total benefit cost	$4,183	$5,136

During the three months ended March 31, 2014, the Company contributed $2.3 million to its defined benefit pension plan for the 2013 plan year. During April of 2014, the Company contributed $3.1 million to the defined benefit pension plan for the 2014 plan year. The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the three months ended March 31, 2014, was immaterial to the Company’s financial statements.

12.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2014 and December 31, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

				Total
				Accumulated
	Unrealized	Accumulated	Minimum	Other
	Gains and Losses	Gain and Loss	Pension Liability	Comprehensive
	on Investments(2)	Derivatives	Adjustment	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2013	$539,003	$(1,235)	$(43,702)	$494,066
Other comprehensive income (loss) before reclassifications	482,093	587	(1,173)	481,507
Other comprehensive income (loss) relating to other- than-temporary impaired investments for which a portion has been recognized in earnings	4,511	—	—	4,511
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(3,756)	436	—	(3,320)
Net current-period other comprehensive income (loss)	482,848	1,023	(1,173)	482,698
Ending Balance, March 31, 2014	$1,021,851	$(212)	$(44,875)	$976,764

(1) See Reclassification table below for details.

(2) These balances were offset by the impact of DAC and VOBA by $198.1 million and $316.2 million as of December 31, 2013 and March 31, 2014, respectively.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

				Total
				Accumulated
	Unrealized	Accumulated	Minimum	Other
	Gains and Losses	Gain and Loss	Pension Liability	Comprehensive
	on Investments(2)	Derivatives	Adjustment	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2012	$1,813,516	$(3,496)	$(73,298)	$1,736,722
Other comprehensive income (loss) before reclassifications	(1,250,498)	734	29,596	(1,220,168)
Other comprehensive income (loss) relating to other- than-temporary impaired investments for which a portion has been recognized in earnings	4,591	—	—	4,591
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(28,606)	1,527	—	(27,079)
Net current-period other comprehensive income (loss)	(1,274,513)	2,261	29,596	(1,242,656)
Ending Balance, December 31, 2013	$539,003	$(1,235)	$(43,702)	$494,066

(1) See Reclassification table below for details.

(2) These balances were offset by the impact of DAC and VOBA by $204.9 million and $198.1 million as of December 31, 2012 and 2013, respectively.

The following tables summarize the reclassifications amounts out of AOCI for the three months ended March 31, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
For The Three Months Ended March 31, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(670)	Benefits and settlement expenses, net of reinsurance ceded
	(670)	Total before tax
	234	Tax benefit
	$(436)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$7,370	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(1,591)	Net impairment losses recognized in earnings
	5,779	Total before tax
	(2,023)	Tax expense
	$3,756	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
For The Three Months Ended March 31, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(497)	Benefits and settlement expenses, net of reinsurance ceded
	(497)	Total before tax
	174	Tax benefit
	$(323)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$12,310	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(4,584)	Net impairment losses recognized in earnings
	7,726	Total before tax
	(2,704)	Tax expense
	$5,022	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$83,639	$78,291

Average shares issued and outstanding	78,627,003	78,206,920
Issuable under various deferred compensation plans	981,458	932,472
Weighted shares outstanding - basic	79,608,461	79,139,392

Per share:
Net income - basic	$1.05	$0.99

Calculation of diluted earnings per share:
Net income	$83,639	$78,291

Weighted shares outstanding - basic	79,608,461	79,139,392
Stock appreciation rights (“SARs”)(1)	466,251	440,164
Issuable under various other stock-based compensation plans	565,664	812,749
Restricted stock units	231,776	314,439
Weighted shares outstanding - diluted	80,872,152	80,706,744

Per share:
Net income - diluted	$1.03	$0.97

(1)Excludes 670,320 SARs as of March 31, 2013 which are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding, for applicable periods.

14.                               INCOME TAXES

In the IRS audit that concluded during the prior year, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS’ Appeals Division. If the IRS prevails at Appeals, and the Company does not litigate these issues, an acceleration of tax payments will occur. However, such payments, if they were to occur, would not materially impact the Company or its effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	March 31, 2014	December 31, 2013
	(Dollars In Thousands)
Balance, beginning of period	$105,881	$75,292
Additions for tax positions of the current year	474	7,465
Additions for tax positions of prior years	39,880	26,386
Reductions of tax positions of prior years:
Changes in judgment	(10,548)	(2,740)
Settlements during the period	—	—
Lapses of applicable statute of limitations	—	(522)
Balance, end of period	$135,687	$105,881

The Company believes that it is possible that in the next 12 months approximately $18.5 million of these unrecognized tax benefits will be reduced due to the expected closure of the aforementioned Appeals process. In general, this closure would represent the Company’s possible successful negotiation of certain issues, coupled with its payment of the assessed taxes on the remaining issues. During the three months ended March 31, 2014 and the twelve months ended December 31, 2013, ongoing discussions with the IRS related to the examination that is in progress for tax years ending December 31, 2008 through December 31, 2011 prompted the Company to revise its measurement of unrecognized tax benefits. These revisions included increasing prior determinations of amounts accrued for earlier years as well as reducing some previously accrued amounts. These changes were almost entirely related to timing issues. Therefore, aside from the cost of interest, such changes did not result in any impact on the Company’s effective tax rate.

The Company used its estimate of its annual 2014 and 2013 income in computing its effective income tax rates for the three months ended March 31, 2014 and 2013. The effective tax rates for the three months ended March 31, 2014 and 2013 were 33.2% and 33.4%, respectively.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2014.

15.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,438,756	$17	$1,438,773
Commercial mortgage-backed securities	—	1,023,366	—	1,023,366
Other asset-backed securities	—	311,940	548,805	860,745
U.S. government-related securities	1,214,490	296,751	—	1,511,241
State, municipalities, and political subdivisions	—	1,520,265	3,675	1,523,940
Other government-related securities	—	51,678	—	51,678
Corporate bonds	132	25,255,255	1,573,710	26,829,097
Total fixed maturity securities - available-for-sale	1,214,622	29,898,011	2,126,207	33,238,840

Fixed maturity securities - trading
Residential mortgage-backed securities	—	303,729	—	303,729
Commercial mortgage-backed securities	—	160,096	—	160,096
Other asset-backed securities	—	90,708	194,664	285,372
U.S. government-related securities	203,417	4,973	—	208,390
State, municipalities, and political subdivisions	—	274,605	—	274,605
Other government-related securities	—	55,044	—	55,044
Corporate bonds	—	1,519,622	30,946	1,550,568
Total fixed maturity securities - trading	203,417	2,408,777	225,610	2,837,804
Total fixed maturity securities	1,418,039	32,306,788	2,351,817	36,076,644
Equity securities	549,684	85,808	81,493	716,985
Other long-term investments(1)	71,677	62,239	143,808	277,724
Short-term investments	182,472	11,827	—	194,299
Total investments	2,221,872	32,466,662	2,577,118	37,265,652
Cash	407,532	—	—	407,532
Other assets	11,252	—	—	11,252
Assets related to separate accounts
Variable annuity	12,946,329	—	—	12,946,329
Variable universal life	792,200	—	—	792,200
Total assets measured at fair value on a recurring basis	$16,379,185	$32,466,662	$2,577,118	$51,422,965

Liabilities:
Annuity account balances(2)	$—	$—	$105,593	$105,593
Other liabilities (1)	24,586	102,249	371,365	498,200
Total liabilities measured at fair value on a recurring basis	$24,586	$102,249	$476,958	$603,793

(1)Includes certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,445,040	$28	$1,445,068
Commercial mortgage-backed securities	—	970,656	—	970,656
Other asset-backed securities	—	326,175	545,808	871,983
U.S. government-related securities	1,211,141	296,749	—	1,507,890
State, municipalities, and political subdivisions	—	1,407,154	3,675	1,410,829
Other government-related securities	—	51,427	—	51,427
Corporate bonds	107	24,209,541	1,549,940	25,759,588
Total fixed maturity securities - available-for-sale	1,211,248	28,706,742	2,099,451	32,017,441

Fixed maturity securities - trading
Residential mortgage-backed securities	—	310,877	—	310,877
Commercial mortgage-backed securities	—	158,570	—	158,570
Other asset-backed securities	—	93,278	194,977	288,255
U.S. government-related securities	191,332	4,906	—	196,238
State, municipalities, and political subdivisions	—	260,892	—	260,892
Other government-related securities	—	57,097	—	57,097
Corporate bonds	—	1,497,362	29,199	1,526,561
Total fixed maturity securities - trading	191,332	2,382,982	224,176	2,798,490
Total fixed maturity securities	1,402,580	31,089,724	2,323,627	34,815,931
Equity securities	523,219	50,927	71,881	646,027
Other long-term investments (1)	56,469	54,965	196,133	307,567
Short-term investments	132,543	1,603	—	134,146
Total investments	2,114,811	31,197,219	2,591,641	35,903,671
Cash	466,542	—	—	466,542
Other assets	10,979	—	—	10,979
Assets related to separate accounts
Variable annuity	12,791,438	—	—	12,791,438
Variable universal life	783,618	—	—	783,618
Total assets measured at fair value on a recurring basis	$16,167,388	$31,197,219	$2,591,641	$49,956,248

Liabilities:
Annuity account balances (2)	$—	$—	$107,000	$107,000
Other liabilities (1)	30,241	156,931	270,630	457,802
Total liabilities measured at fair value on a recurring basis	$30,241	$156,931	$377,630	$564,802

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

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 90% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2014.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2014, the Company held $3.3 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of March 31, 2014, the Company held $743.5 million of Level 3 ABS, which included $548.8 million of other asset-backed securities classified as available-for-sale and $194.7 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of March 31, 2014, the Company classified approximately $29.0 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of March 31, 2014, the Company classified approximately $1.6 billion of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of March 31, 2014, the Company held approximately $167.3 million of equity securities classified as Level 2 and Level 3. Of this total, $67.1 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other Long-Term Investments and Other Liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 16, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2014, 96.4% of derivatives based upon notional values were priced using exchange prices or independent broker quotations.

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

Derivative instruments classified as Level 1 generally include futures and options, which are traded on active exchange markets.

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

The embedded derivatives are carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses)—Derivative financial instruments”. Refer to Note 16, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% - 80%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for March 31, 2014, ranged from a one month rate of 0.27%, a 5 year rate of 2.42%, and a 30 year rate of 4.54%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Fair Value
	As of	Valuation	Unobservable	Range
	March 31, 2014	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$548,805	Discounted cash flow	Liquidity premium	1.00% - 1.57% (1.13%)
			Paydown rate	8.57% - 17.42% (12.37%)
Corporate bonds	1,535,409	Discounted cash flow	Spread over treasury	0.70% - 6.75% (2.10%)
Embedded derivatives - GMWB(1)	73,983	Actuarial cash flow model	Mortality	49% to 80% of 1994 MGDB
table
			Lapse	0% - 24%, depending on product/duration/fundedness status of guarantee
			Utilization	97% - 103%
			Nonperformance risk	0.12% - 1.00%
Liabilities:
Annuity account balances(2)	$105,593	Actuarial cash flow model	Asset earned rate	5.37%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.12% - 1.00%
Embedded derivative - FIA	35,894	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on
duration/surrender charge period
			Nonperformance risk	0.12% - 1.00%

(1)The fair value for the GMWB embedded derivative is presented as a net asset. Excludes modified coinsurance arrangements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of March 31, 2014, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $259.1 million of financial instruments being classified as Level 3 as of March 31, 2014. Of the $259.1 million, $194.7 million are other asset backed securities, $54.0 million are corporate bonds, and $10.4 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of March 31, 2014, the Company held $90.0 million of financial instruments where book value approximates fair value.  Of the $90.0 million, $71.1 million represents equity securities, which are predominantly FHLB stock, $15.2 million represents corporate bonds, and $3.7 million of other fixed maturity securities.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2013	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$545,808	Discounted cash flow	Liquidity premium	1.00% - 1.68% (1.08%)
			Paydown rate	8.57% - 16.87% (12.05%)
Corporate bonds	1,555,898	Discounted cash flow	Spread over treasury	0.11% - 6.75% (2.06%)
Embedded derivatives - GMWB(1)	156,287	Actuarial cash flow model	Mortality	49% to 80% of 1994 MGDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	97% - 103%
			Nonperformance risk	0.15% - 1.06%
Liabilities:
Annuity account balances(2)	$107,000	Actuarial cash flow model	Asset earned rate	5.37%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.15% - 1.06%
Embedded derivative - FIA	25,324	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.15% - 1.06%

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

The fair value of corporate bonds classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company specific and market factors. An increase in the spread can be caused by a perceived increase in credit risk of a specific issuer and/or an increase in the overall market risk premium associated with similar securities. The fair values of corporate bonds are sensitive to changes in spread. When holding the treasury rate constant, the fair value of corporate bonds increase when spreads decrease, and decrease when spreads increase.

The fair value of the GMWB embedded derivative is sensitive to changes in the discount rate which includes the Company’s nonperformance risk, volatility, lapse, and mortality assumptions. The volatility assumption is an observable input as it is based on market inputs. The Company’s nonperformance risk, lapse, and mortality are unobservable. An increase in the three unobservable assumptions would result in a decrease in the fair value and conversely, if there is a decrease in the assumptions the fair value would increase. The fair value is also dependent on the assumed policyholder utilization of the GMWB where an increase in assumed utilization would result in an increase in the fair value and conversely, if there is a decrease in the assumption, the fair value would decrease.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2014, for which the Company has used significant unobservable inputs (Level 3):

Total
Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
(Dollars In Thousands)

Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$—	$—	$(11)	$—	$—	$—	$—	$17	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	545,808	—	4,137	—	(1,129)	—	(260)	—	—	—	249	548,805	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	— —	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1,549,940	895	27,017	—	(5,015)	29,387	(37,867)	—	—	12,185	(2,832)	1,573,710	—
Total fixed maturity securities - available-for-sale	2,099,451	895	31,154	—	(6,144)	29,387	(38,138)	—	—	12,185	(2,583)	2,126,207	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	727	—	(428)	—	—	(812)	—	—	—	200	194,664	468
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	29,199	538	—	(13)	—	—	(63)	—	—	1,272	13	30,946	(4)
Total fixed maturity securities - trading	224,176	1,265	—	(441)	—	—	(875)	—	—	1,272	213	225,610	464
Total fixed maturity securities	2,323,627	2,160	31,154	(441)	(6,144)	29,387	(39,013)	—	—	13,457	(2,370)	2,351,817	464
Equity securities	71,881	—	227	—	(166)	9,551	—	—	—	—	—	81,493	—
Other long-term investments(1)	196,133	5	—	(52,330)	—	—	—	—	—	—	—	143,808	(52,325)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,591,641	2,165	31,381	(52,771)	(6,310)	38,938	(39,013)	—	—	13,457	(2,370)	2,577,118	(51,861)
Total assets measured at fair value on a recurring basis	$2,591,641	$2,165	$31,381	$(52,771)	$(6,310)	$38,938	$(39,013)	$—	$—	$13,457	$(2,370)	$2,577,118	$(51,861)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(1,409)	$—	$—	$—	$112	$2,928	$—	$—	$105,593	$—
Other liabilities(1)	270,630	12	—	(100,747)	—	—	—	—	—	—	—	371,365	(100,735)
Total liabilities measured at fair value on a recurring basis	$377,630	$12	$—	$(102,156)	$—	$—	$—	$112	$2,928	$—	$—	$476,958	$(100,735)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended March 31, 2014, $29.7 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of March 31, 2014.

For the three months ended March 31, 2014, $16.2 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were no longer available in previous periods but were priced by independent pricing services or brokers as of March 31, 2014.

For the three months ended March 31, 2014, there were no transfers from Level 2 to Level 1.

For the three months ended March 31, 2014, there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2013, for which the Company has used significant unobservable inputs (Level 3):

Total
Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
(Dollars In Thousands)

Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	596,143	—	12	—	(27,548)	—	(9,009)	—	—	1,227	(157)	560,668	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,335	—	—	—	—	—	—	—	—	—	—	4,335	—
Other government-related securities	20,011	—	—	—	(3)	—	—	—	—	—	(5)	20,003	—
Corporate bonds	167,892	—	930	—	(2,364)	—	(42,071)	—	—	—	168	124,555	—
Total fixed maturity securities - available-for-sale	788,385	—	942	—	(29,915)	—	(51,080)	—	—	1,227	6	709,565	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	70,535	3,408	—	(259)	—	—	(2,823)	—	—	—	522	71,383	3,255
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—		—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	115	1	—	—	—	—	(17)	—	—	5,013	—	5,112	29
Total fixed maturity securities - trading	70,650	3,409	—	(259)	—	—	(2,840)	—	—	5,013	522	76,495	3,284
Total fixed maturity securities	859,035	3,409	942	(259)	(29,915)	—	(53,920)	—	—	6,240	528	786,060	3,284
Equity securities	69,418	—	—	—	—	—	—	—	—	—	—	69,418	—
Other long-term investments(1)	31,591	25,535	—	(9)	—	—	—	—	—	—	—	57,117	25,526
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	960,044	28,944	942	(268)	(29,915)	—	(53,920)	—	—	6,240	528	912,595	28,810
Total assets measured at fair value on a recurring basis	$960,044	$28,944	$942	$(268)	$(29,915)	$—	$(53,920)	$—	$—	$6,240	$528	$912,595	$28,810

Liabilities:
Annuity account balances(2)	$129,468	$—	$—	$(2,000)	$—	$—	$—	$136	$7,923	$—	$—	$123,681	$—
Other liabilities(1)	611,437	84,546	—	(12,923)	—	—	—	—	—	—	—	539,814	71,623
Total liabilities measured at fair value on a recurring basis	$740,905	$84,546	$—	$(14,923)	$—	$—	$—	$136	$7,923	$—	$—	$663,495	$71,623

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

For the three months ended March 31, 2013, there were no transfers out of Level 1.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		March 31, 2014		December 31, 2013
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,390,844	$5,909,438	$5,486,417	$5,949,058
Policy loans	3	1,793,110	1,793,110	1,815,744	1,815,744
Fixed maturities, held-to-maturity(1)	3	385,000	420,747	365,000	335,676

Liabilities:
Stable value product account balances	3	$2,537,504	$2,556,791	$2,559,552	$2,566,209
Annuity account balances	3	11,113,637	10,663,008	11,125,253	10,639,637

Debt:
Bank borrowings	3	$410,000	$410,000	$485,000	$485,000
Senior Notes	2	1,100,000	1,323,919	1,100,000	1,294,675
Subordinated debt securities	2	540,593	522,553	540,593	473,503
Non-recourse funding obligations(2)	3	582,437	548,508	562,448	470,709

Except as noted below, fair values were estimated using quoted market prices.

(1)             Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)             Of this carrying amount, $385.0 million, fair value of $398.3 million, as of March 31, 2014, and $365.0 million, fair value of $321.5 million, as of December 31, 2013, relates to non-recourse funding obligations issued by Golden Gate V.

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

16.          DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivatives Related to Risk Mitigation of Certain Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts and fixed indexed annuities:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

•                  Interest Rate Swaptions

•                  Volatility Futures

•                  Volatility Options

•                  Total Return Swaps

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

For a derivative financial instrument to be accounted for as an accounting hedge, it must be identified and documented as such on the date of designation. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss, as well as the offsetting loss or gain attributable to the hedged risk of the hedged item, is recognized in current earnings. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.

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

Derivatives Related to Variable Annuity Contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. No volatility future positions were held as of March 31, 2014.

•                  The Company uses equity options, variance swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. No volatility option positions were held as of March 31, 2014.

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

Derivatives Related to Fixed Annuity Contracts

•                  The Company used equity and volatility futures to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity and overall volatility.

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

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of March 31, 2014.

•                  The Company purchased interest rate caps to mitigate its risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress. None of these positions were held as of March 31, 2014.

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$4,250	$(16,484)
Equity futures - VA	(2,651)	(23,225)
Currency futures - VA	(1,278)	8,083
Variance swaps - VA	(1,850)	(10,433)
Equity options - VA	(12,341)	(28,406)
Interest rate swaptions - VA	(9,403)	(4,102)
Interest rate swaps - VA	57,368	(16,556)
Embedded derivative - GMWB	(82,287)	80,375
Total derivatives related to variable annuity contracts	(48,192)	(10,748)
Derivatives related to FIA contracts:
Embedded derivative - FIA	1,733	—
Equity futures - FIA	345	—
Equity options - FIA	994	—
Total derivatives related to FIA contracts	3,072	—
Embedded derivative - Modco reinsurance treaties	(60,169)	16,775
Interest rate swaps	—	1,003
Other derivatives	(61)	355
Total realized gains (losses) - derivatives	$(105,350)	$7,385

The following table sets forth realized investments gains and losses for Modco trading portfolio that is included in realized investment gains (losses) — all other investments.

Realized investment gains (losses) - all other investments

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Modco trading portfolio(1)	$66,303	$(15,328)

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended March 31, 2014
Inflation	$903	$(670)	$39
Total	$903	$(670)	$39

For The Three Months Ended March 31, 2013
Inflation	$4,409	$(497)	$368
Total	$4,409	$(497)	$368

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of March 31, 2014		As of December 31, 2013
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$39,882	$12	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	245,000	3,104	200,000	1,961
Embedded derivative - Modco reinsurance treaties	44,858	1,011	80,376	1,517
Embedded derivative - GMWB	5,222,067	142,797	6,113,017	194,616
Interest rate futures	39,834	131	—	—
Equity futures	78,458	484	3,387	111
Currency futures	40,062	208	14,338	321
Equity options	1,877,846	108,706	1,376,205	78,277
Interest rate swaptions	625,000	20,889	625,000	30,291
Other	425	382	425	473
	$8,213,432	$277,724	$8,412,748	$307,567
Other liabilities
Cash flow hedges:
Inflation	$143,083	$199	$182,965	$1,865
Derivatives not designated as hedging instruments:
Interest rate swaps	1,230,000	99,091	1,230,000	153,322
Variance swaps	1,000	2,959	1,500	1,744
Embedded derivative - Modco reinsurance treaties	2,598,197	266,581	2,578,590	206,918
Embedded derivative - GMWB	3,598,490	68,855	2,494,142	38,388
Embedded derivative - FIA	395,528	35,929	244,424	25,324
Interest rate futures	257,692	1,072	322,902	5,221
Equity futures	70,047	700	164,595	6,595
Currency futures	104,052	294	118,008	840
Equity options	399,765	22,489	257,065	17,558
Other	226	31	230	27
	$8,798,080	$498,200	$7,594,421	$457,802

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $0.3 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

17.          OFFSETTING OF ASSETS AND LIABILITIES

Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 8, Debt and Other Obligations for details of the Company’s repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of March 31, 2014:

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$133,565	$—	$133,565	$51,987	$18,950	$62,628
Embedded derivative - Modco reinsurance treaties	1,011	—	1,011	—	—	1,011
Embedded derivative - GMWB	142,797	—	142,797	—	—	142,797
Total derivatives, subject to a master netting arrangement or similar arrangement	277,373	—	277,373	51,987	18,950	206,436
Total derivatives, not subject to a master netting arrangement or similar arrangement	351	—	351	—	—	351
Total derivatives	277,724	—	277,724	51,987	18,950	206,787
Total Assets	$277,724	$—	$277,724	$51,987	$18,950	$206,787

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$126,835	$—	$126,835	$51,987	$58,615	$16,233
Embedded derivative - Modco reinsurance treaties	266,581	—	266,581	—	—	266,581
Embedded derivative - GMWB	68,855	—	68,855	—	—	68,855
Embedded derivative - FIA	35,929	—	35,929	—	—	35,929
Total derivatives, subject to a master netting arrangement or similar arrangement	498,200	—	498,200	51,987	58,615	387,598
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	498,200	—	498,200	51,987	58,615	387,598
Repurchase agreements(1)	475,000	—	475,000	—	—	475,000
Total Liabilities	$973,200	$—	$973,200	$51,987	$58,615	$862,598

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2013:

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$110,983	$—	$110,983	$52,487	$10,700	$47,796
Embedded derivative - Modco reinsurance treaties	1,517	—	1,517	—	—	1,517
Embedded derivative - GMWB	194,616	—	194,616	—	—	194,616
Total derivatives, subject to a master netting arrangement or similar arrangement	307,116	—	307,116	52,487	10,700	243,929
Total derivatives, not subject to a master netting arrangement or similar arrangement	451	—	451	—	—	451
Total derivatives(1)	307,567	—	307,567	52,487	10,700	244,380
Total Assets	$307,567	$—	$307,567	$52,487	$10,700	$244,380

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$187,172	$—	$187,172	$52,487	$98,359	$36,326
Embedded derivative - Modco reinsurance treaties	206,918	—	206,918	—	—	206,918
Embedded derivative - GMWB	38,388	—	38,388	—	—	38,388
Embedded derivative - FIA	25,324	—	25,324	—	—	25,324
Total derivatives, subject to a master netting arrangement or similar arrangement	457,802	—	457,802	52,487	98,359	306,956
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	457,802	—	457,802	52,487	98,359	306,956
Repurchase agreements(1)	350,000	—	350,000	—	—	350,000
Total Liabilities	$807,802	$—	$807,802	$52,487	$98,359	$656,956

(1) Borrowings under repurchase agreements are for a term less than 90 days.

18.          OPERATING SEGMENTS

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

•                  The Life Marketing segment markets fixed universal life (“UL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to deferred acquisition costs (“DAC”), and value of business acquired (“VOBA”), and benefits and settlement expenses. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. During 2013, the Company began allocating realized gains and losses to certain of its segments to better reflect the economics of the investments supporting those segments. This change had no material impact to segment operating income. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions during the three months ended March 31, 2014 and 2013.

The following tables summarize financial information for the Company’s segments:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Revenues
Life Marketing	$384,766	$367,626
Acquisitions	426,948	250,487
Annuities	144,657	164,929
Stable Value Products	27,819	31,920
Asset Protection	66,383	67,571
Corporate and Other	39,985	50,281
Total revenues	$1,090,558	$932,814
Segment Operating Income (Loss)
Life Marketing	$23,485	$23,707
Acquisitions	60,996	34,377
Annuities	51,643	43,398
Stable Value Products	17,397	17,844
Asset Protection	6,369	6,081
Corporate and Other	(14,855)	(18,332)
Total segment operating income	145,035	107,075
Realized investment (losses) gains - investments(1)	68,533	(9,756)
Realized investment (losses) gains - derivatives	(88,363)	20,308
Income tax expense	(41,566)	(39,336)
Net income	$83,639	$78,291

(2)Investment gains (losses)	$70,523	$(8,729)
Less: amortization related to DAC/VOBA and benefits and settlement expenses	1,990	1,027
Realized investment gains (losses) - investments	$68,533	$(9,756)

(3)Derivative gains (losses)	$(105,350)	$7,385
Less: VA GMWB economic cost	(16,987)	(12,923)
Realized investment gains (losses) - derivatives	$(88,363)	$20,308

(1) Includes credit related other-than-temporary impairments of $1.6 million and $4.6 million for the three months ended

 March 31, 2014 and 2013, respectively.

(2) Includes realized investment gains (losses) before related amortization.

(3) Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of March 31, 2014
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,386,623	$20,154,237	$20,296,900	$2,536,603
Deferred policy acquisition costs and value of business acquired	2,013,199	711,429	633,074	901
Goodwill	10,192	31,742	—	—
Total assets	$15,410,014	$20,897,408	$20,929,974	$2,537,504

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$866,113	$9,264,394	$16,158	$66,521,028
Deferred policy acquisition costs and value of business acquired	46,104	552	—	3,405,259
Goodwill	62,671	83	—	104,688
Total assets	$974,888	$9,265,029	$16,158	$70,030,975

	Operating Segment Assets
	As of December 31, 2013
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,135,914	$20,201,081	$19,974,246	$2,558,551
Deferred policy acquisition costs and value of business acquired	2,071,470	813,239	647,485	1,001
Goodwill	10,192	32,517	—	—
Total assets	$15,217,576	$21,046,837	$20,621,731	$2,559,552

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$852,273	$8,355,618	$16,762	$65,094,445
Deferred policy acquisition costs and value of business acquired	50,358	646	—	3,584,199
Goodwill	62,671	83	—	105,463
Total assets	$965,302	$8,356,347	$16,762	$68,784,107

19.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to March 31, 2014, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Risks and Uncertainties and Part II, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of this report, as well as Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market fixed universal life (“UL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

•                  Stable Value Products - We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. Additionally, we have contracts outstanding pursuant to a funding agreement-backed notes program registered with the SEC which offered notes to both institutional and retail investors.

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

EXECUTIVE SUMMARY

Net income for the first quarter of 2014 was $83.6 million, or $1.03 per average diluted share. After-tax operating income for the first quarter of 2014 was $96.5 million, or $1.19 per average diluted share.

We reported strong financial results in the first quarter of 2014. Strong results in the Annuities and Stable Value Products lines offset the impact of unfavorable mortality in Life Marketing, Acquisitions, and Annuities. The MONY acquisition integration plan is on track, and the Acquisition segment reported record earnings of $61.0 million including a strong contribution from the recently acquired MONY blocks of business. We are off to a strong start in 2014, and we remain confident in our ability to execute on our plans for the year.

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

Industry

•                  we are highly regulated, are subject to routine audits, examinations and actions by regulators, law enforcement agencies, and self-regulatory organizations;

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives, net of the amortization related to deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and benefits and settlement expenses. Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the variable annuity (“VA”) product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

Segment operating income (loss) represents the basis on which the performance of our business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. During 2013, we began allocating realized gains and losses to certain of our segments to better reflect the economics of the investments supporting those segments. This change had no material impact to segment operating income. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

However, segment operating income (loss) should not be viewed as a substitute for accounting principles generally accepted in the United States of America (“GAAP”) net income. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$23,485	$23,707	(0.9)%
Acquisitions	60,996	34,377	77.4
Annuities	51,643	43,398	19.0
Stable Value Products	17,397	17,844	(2.5)
Asset Protection	6,369	6,081	4.7
Corporate and Other	(14,855)	(18,332)	19.0
Total segment operating income	145,035	107,075	35.5
Realized investment gains (losses) - investments(1)	68,533	(9,756)
Realized investment gains (losses) - derivatives	(88,363)	20,308
Income tax expense	(41,566)	(39,336)
Net income	$83,639	$78,291	6.8

Investment gains (losses)(2)	$70,523	$(8,729)
Less: amortization related to DAC/VOBA and benefits and settlement expenses	1,990	1,027
Realized investment gains (losses) - investments	$68,533	$(9,756)

Derivative gains (losses) (3)	$(105,350)	$7,385
Less: VA GMWB economic cost	(16,987)	(12,923)
Realized investment gains (losses) - derivatives	$(88,363)	$20,308

(1)        Includes credit related other-than-temporary impairments of $1.6 million and $4.6 million for the three months ended March 31, 2014 and 2013, respectively.

(2)        Includes realized investment gains (losses) before related amortization.

(3)        Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

Net income for the three months ended March 31, 2014, included a $38.0 million, or 35.5%, increase in segment operating income. The increase consisted of a $26.6 million increase in the Acquisitions segment, an $8.2 million increase in the Annuities segment, a $0.3 million increase in the Asset Protection segment, and a $3.5 million improvement in the Corporate and Other segment. These increases were partially offset by a $0.2 million decrease in the Life Marketing segment and a $0.4 million decrease in the Stable Value Products segment.

We experienced net realized losses of $34.8 million for the three months ended March 31, 2014, as compared to net realized losses of $1.3 million for the three months ended March 31, 2013. The losses realized for the three months ended March 31, 2014, were primarily related to $1.6 million for other-than-temporary impairment credit-related losses, net losses of $48.2 million of derivatives related to variable annuity contracts, and a $1.6 million loss related to other investment and derivative activity. Partially offsetting these losses were $7.4 million of gains related to investment securities sale activity, $6.1 million of gains related to the net activity of the modified coinsurance portfolio, and net gains of $3.1 million of derivatives related to fixed indexed annuity (“FIA”) contracts.

•                  Life Marketing segment operating income was $23.5 million for the three months ended March 31, 2014, representing a decrease of $0.2 million, or 0.9%, from the three months ended March 31, 2013. The decrease was primarily due to less favorable traditional mortality and unfavorable retrospective unlocking. The decreases were largely offset by lower operating expenses due to lower sales.

•                  Acquisitions segment operating income was $61.0 million for the three months ended March 31, 2014, an increase of $26.6 million, or 77.4%, as compared to the three months ended March 31, 2013, primarily due to the impact of the MONY acquisition in the fourth quarter of 2013. MONY operating income was $25.7 million for the three months ended March 31, 2014.

•                  Annuities segment operating income was $51.6 million for the three months ended March 31, 2014, as compared to $43.4 million for the three months ended March 31, 2013, an increase of $8.2 million, or 19.0%. This variance was the result of an increase in spreads of $2.9 million and an increase of $12.3 million due to higher policy fees and other income (net of GMWB economic cost) in the VA line of business. Partially offsetting these favorable changes were increases in non-deferred expenses and DAC amortization.

•                  Stable Value Products segment operating income was $17.4 million and decreased $0.4 million, or 2.5%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease in operating earnings resulted from lower participating mortgage income, partially offset by an increase in average account values and lower expenses. Participating mortgage income for the three months ended March 31, 2014 was $0.5 million as compared to $1.7 million for the three months ended March 31, 2013. The adjusted operating spread, which excludes participating income, increased by 7 basis points for the three months ended March 31, 2014 over the prior year.

•                  Asset Protection segment operating income was $6.4 million, representing an increase of $0.3 million, or 4.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Service contract earnings increased $0.7 million, or 24.8%, primarily due to lower claims. Earnings from the GAP product line decreased $0.4 million, or 14.8%, primarily from higher claims. Credit insurance earnings remained consistent with the prior year.

•                  Corporate and Other segment operating loss was $14.9 million for the three months ended March 31, 2014, as compared to an operating loss of $18.3 million for the three months ended March 31, 2013. The increase was primarily due to a $7.7 million decrease in other operating expenses resulting from $4.5 million of guaranty fund assessments recorded in the first quarter of 2013 and a favorable variance related to legal expenses. These increases were partially offset by a $1.3 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations and lower core investment income as compared to the three months ended March 31, 2013.

Life Marketing

Segment Results of Operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$412,111	$418,705	(1.6)%
Reinsurance ceded	(194,019)	(207,662)	6.6
Net premiums and policy fees	218,092	211,043	3.3
Net investment income	133,963	127,248	5.3
Other income	32,513	29,335	10.8
Total operating revenues	384,568	367,626	4.6
Realized gains (losses) - investments(1)	198	—	n/m
Total revenues	384,766	367,626
BENEFITS AND EXPENSES
Benefits and settlement expenses	293,805	280,766	4.6
Amortization of deferred policy acquisition costs	24,032	14,022	71.4
Other operating expenses	43,246	49,131	(12.0)
Operating benefits and settlement expenses	361,083	343,919	5.0
Amortization related to benefits and settlement expenses	5	—	n/m
Amortization of DAC related to realized gains (losses) - investments(1)	29	—	n/m
Total benefits and expenses	361,117	343,919
INCOME BEFORE INCOME TAX	23,649	23,707	(0.2)
Less: realized gains (losses)(1)	198	—	n/m
Less: amortization related to benefits and settlement expenses	(5)	—	n/m
Less: related amortization of DAC(1)	(29)	—	n/m
OPERATING INCOME	$23,485	$23,707	(0.9)

(1)        During the third quarter of 2013, we began allocating realized gains and losses, associated amortization of DAC, and benefits and settlement expenses to certain of our segments to better reflect the economics of the investments supporting these segments. Prior year realized gains and losses are not comparable to the current year presentation.

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$149	$292	(49.0)%
Universal life	28,181	46,995	(40.0)
BOLI	—	—	n/m
	$28,330	$47,287	(40.1)
Sales By Distribution Channel
Independent agents	$21,515	$31,537	(31.8)
Stockbrokers / banks	6,224	15,303	(59.3)
BOLI / other	591	447	32.2
	$28,330	$47,287	(40.1)
Average Life Insurance In-force(1)
Traditional	$411,206,813	$437,245,336	(6.0)
Universal life	124,300,639	91,692,734	35.6
	$535,507,452	$528,938,070	1.2
Average Account Values
Universal life	$7,109,742	$6,726,549	5.7
Variable universal life	529,816	411,880	28.6
	$7,639,558	$7,138,429	7.0

(1)        Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
Insurance companies:
First year commissions	$33,067	$51,974	(36.4)%
Renewal commissions	6,782	8,615	(21.3)
First year ceding allowances	(306)	(935)	67.3
Renewal ceding allowances	(36,843)	(37,609)	2.0
General & administrative	42,150	44,747	(5.8)
Taxes, licenses, and fees	5,777	10,947	(47.2)
Other operating expenses incurred	50,627	77,739	(34.9)
Less: commissions, allowances & expenses capitalized	(38,331)	(57,318)	33.1
Other insurance company operating expenses	12,296	20,421	(39.8)
Marketing companies:
Commissions	23,021	21,294	8.1
Other operating expenses	7,929	7,416	6.9
Other marketing company operating expenses	30,950	28,710	7.8
Other operating expenses	$43,246	$49,131	(12.0)

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

Segment operating income

Operating income was $23.5 million for the three months ended March 31, 2014, representing a decrease of $0.2 million, or 0.9%, from the three months ended March 31, 2013. The decrease was primarily due to less favorable traditional mortality and unfavorable retrospective unlocking. The decreases were largely offset by lower operating expenses due to lower sales.

Operating revenues

Total operating revenues for the three months ended March 31, 2014, increased $16.9 million, or 4.6%, as compared to the three months ended March 31, 2013. This increase was driven by higher premiums and policy fees due to continued growth in the universal life block, higher investment income due to increases in net in-force reserves, and increases in other income due to higher revenue in the segment’s non-insurance operations.

Net premiums and policy fees

Net premiums and policy fees increased by $7.0 million, or 3.3%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to an increase in policy fees associated with continued growth in universal life business, and an increase in traditional life premiums due to a number of term policies reaching the end of their post level term premium period.

Net investment income

Net investment income in the segment increased $6.7 million, or 5.3%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Of the increase in net investment income, $5.5 million was the result of a net increase in universal life reserves. Traditional life investment income increased $0.8 million due to lower funding costs and higher reserves.

Other income

Other income increased $3.2 million, or 10.8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to higher revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefits and settlement expenses increased by $13.0 million, or 4.6%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to an increase in reserves and claims from growth in retained universal life insurance in-force and higher claims due to less favorable mortality in the traditional life block. For the three months ended March 31, 2014, universal life and BOLI unlocking was largely driven by mortality and lapses. The impact of these changes decreased benefits and settlement expenses $4.2 million. For the three months ended March 31, 2013, universal life and BOLI unlocking increased benefit expenses $1.9 million.

Amortization of DAC

DAC amortization increased $10.0 million, or 71.4%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to differing impacts of unlocking. For the three months ended March 31, 2014, universal life and BOLI unlocking increased amortization $4.6 million, as compared to a decrease of $3.9 million for the three months ended March 31, 2013.

Other operating expenses

Other operating expenses decreased $5.9 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This decrease reflects lower new business acquisition costs associated with lower sales, lower general administrative expenses, and lower premium taxes, slightly offset by reduced reinsurance allowances and higher marketing company expenses of $2.2 million.

Sales

Sales for the segment decreased $19.0 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Universal life sales decreased $18.8 million primarily due to sales in 2013 of a product we are no longer selling.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(194,019)	$(207,662)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(198,781)	(208,126)
Amortization of deferred policy acquisition costs	(9,473)	(7,446)
Other operating expenses (1)	(32,293)	(29,191)
Total benefits and expenses	(240,547)	(244,763)

NET IMPACT OF REINSURANCE (2)	$46,528	$37,101

Allowances received	$(37,149)	$(35,544)
Less: Amount deferred	4,856	6,353
Allowances recognized
(ceded other operating expenses) (1)	$(32,293)	$(29,191)

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

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality, unlocking of balances, and variations from term business during the post level premium period.

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

The lower ceded premiums for 2014 as compared to 2013 was caused primarily by lower ceded traditional life premiums of $23.6 million, offset by higher universal life premiums of $10.0 million. Ceded traditional premium for the three months ended March 31, 2014, decreased from the three months ended March 31, 2013, primarily due to runoff.

Ceded benefits and settlement expenses were lower for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to a decrease in ceded reserves, largely offset by higher ceded claims. Traditional ceded benefits decreased $30.6 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to a decrease in ceded death benefits and a decrease in ceded reserves. Universal life ceded benefits increased $21.9 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to an increase in ceded claims, partly offset by a smaller increase in ceded reserves due to lower sales. Ceded universal life claims were $37.5 million higher for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased in the universal life line reflecting the allowance pattern on older business and changes in the mix of business, slightly offset by increases in the traditional line due to settlements with reinsurers.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$295,830	$208,726	41.7%
Reinsurance ceded	(100,369)	(96,605)	3.9
Net premiums and policy fees	195,461	112,121	74.3
Net investment income	216,102	134,669	60.5
Other income	4,061	1,014	n/m
Total operating revenues	415,624	247,804	67.7
Realized gains (losses) - investments	71,115	(14,043)	n/m
Realized gains (losses) - derivatives	(59,791)	16,726	n/m
Total revenues	426,948	250,487
BENEFITS AND EXPENSES
Benefits and settlement expenses	308,364	179,449	71.8
Amortization of value of business acquired	18,062	18,213	(0.8)
Other operating expenses	28,202	15,765	78.9
Operating benefits and expenses	354,628	213,427	66.2
Amortization related to benefits and settlement expenses(1)	7,500	—	n/m
Amortization of VOBA related to realized gains (losses) - investments	510	173	n/m
Total benefits and expenses	362,638	213,600	69.8
INCOME BEFORE INCOME TAX	64,310	36,887	74.3
Less: realized gains (losses)	11,324	2,683	n/m
Less: amortization related to benefits and settlement expenses(1)	(7,500)	—	n/m
Less: related amortization of VOBA	(510)	(173)	n/m
OPERATING INCOME	$60,996	$34,377	77.4

(1) During the third quarter of 2013, we began allocating benefits and settlement expenses associated with realized gains and losses to the Acquisitions segment. Prior period amounts of amortization related to benefits and settlement expenses are not comparable. Approximately $7.6 million related to amortization of the policyholder dividend obligation related to the MONY Closed Block for the three months ended March 31, 2014.

The following table summarizes key data for the Acquisitions segment (excludes the MONY acquisition):

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)(4)
Traditional	$160,173,389	$172,010,502	(6.9)%
Universal life	26,380,555	28,668,022	(8.0)
	$186,553,944	$200,678,524	(7.0)
Average Account Values
Universal life	$3,298,956	$3,357,805	(1.8)
Fixed annuity(2)	2,957,536	3,082,334	(4.0)
Variable annuity	613,113	576,020	6.4
	$6,869,605	$7,016,159	(2.1)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.81%	5.67%
Interest credited to policyholders	3.97	3.93
Interest spread	1.84%	1.74%

(1)   Amounts are not adjusted for reinsurance ceded.

(2)   Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)   Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

(4)   Excludes $43,191,150 related to the MONY acquisition.

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

Segment operating income

Operating income was $61.0 million for the three months ended March 31, 2014, an increase of $26.6 million, or 77.4%, as compared to the three months ended March 31, 2013, primarily due to the impact of the MONY acquisition in the fourth quarter of 2013. MONY operating income was $25.7 million for the three months ended March 31, 2014.

Operating revenues

Net premiums and policy fees increased $83.3 million, or 74.3%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the impact of the MONY acquisition in the fourth quarter of 2013. MONY net premiums for the three months ended March 31, 2014 were $96.0 million, and were partly offset by runoff of other business. Net investment income increased $81.4 million, or 60.5%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to the $85.5 million impact of MONY, partly offset by expected runoff of business.

Total benefits and expenses

Total benefits and expenses increased $149.0 million, or 69.8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase was primarily due to the MONY acquisition. The MONY acquisition increased operating benefits and expenses $158.5 million.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(100,369)	$(96,605)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(89,736)	(85,379)
Amortization of deferred policy acquisition costs	(2,979)	(2,364)
Other operating expenses	(10,887)	(11,738)
Total benefits and expenses	(103,602)	(99,481)

NET IMPACT OF REINSURANCE (1)	$3,233	$2,876

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

The net impact of reinsurance is more favorable by $0.4 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a favorable impact from the MONY acquisition. In the three months ended March 31, 2014, ceded revenues increased by $3.8 million and ceded benefits and expenses increased by $4.1 million as the impact of the MONY acquisition more than offset runoff in other blocks.

Annuities

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$36,272	$28,552	27.0%
Reinsurance ceded	—	—	n/m
Net premiums and policy fees	36,272	28,552	27.0
Net investment income	117,466	118,557	(0.9)
Realized gains (losses) - derivatives	(16,987)	(12,923)	(31.4)
Other income	35,430	26,795	32.2
Total operating revenues	172,181	160,981	7.0
Realized gains (losses) - investments	609	1,773	(65.7)
Realized gains (losses) - derivatives, net of economic cost	(28,133)	2,175	n/m
Total revenues	144,657	164,929	(12.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	77,859	80,671	(3.5)
Amortization of deferred policy acquisition costs and value of business acquired	14,372	10,654	34.9
Other operating expenses	28,307	26,258	7.8
Operating benefits and expenses	120,538	117,583	2.5
Amortization related to benefits and settlement expenses	2,233	(601)	n/m
Amortization of DAC related to realized gains (losses) - investments	(8,287)	1,455	n/m
Total benefits and expenses	114,484	118,437	(3.3)
INCOME BEFORE INCOME TAX	30,173	46,492	(35.1)
Less: realized gains (losses) - investments	609	1,773	(65.7)
Less: realized gains (losses) - derivatives, net of economic cost	(28,133)	2,175	n/m
Less: amortization related to benefits and settlement expenses	(2,233)	601	n/m
Less: related amortization of DAC	8,287	(1,455)	n/m
OPERATING INCOME	$51,643	$43,398	19.0

The following table summarizes key data for the Annuities segment:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$236,154	$115,353	n/m %
Variable annuity	180,205	579,698	(68.9)
	$416,359	$695,051	(40.1)
Average Account Values
Fixed annuity(1)	$8,182,141	$8,398,457	(2.6)
Variable annuity	12,035,056	9,600,722	25.4
	$20,217,197	$17,999,179	12.3
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.51%	5.54%
Interest credited to policyholders	3.35	3.55
Interest spread	2.16%	1.99%

(1)        Includes general account balances held within variable annuity products.

(2)        Interest spread on average general account values.

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$4,250	$(16,484)	$20,734
Equity futures - VA	(2,651)	(23,225)	20,574
Currency futures - VA	(1,278)	8,083	(9,361)
Variance swaps - VA	(1,850)	(10,433)	8,583
Equity options - VA	(12,341)	(28,406)	16,065
Interest rate swaptions - VA	(9,403)	(4,102)	(5,301)
Interest rate swaps - VA	57,368	(16,556)	73,924
Embedded derivative - GMWB(1)	(82,287)	80,375	(162,662)
Total derivatives related to variable annuity contracts	(48,192)	(10,748)	(37,444)
Derivatives related to FIA contracts:
Embedded derivative - FIA	1,733	—	1,733
Equity futures - FIA	345	—	345
Equity options - FIA	994	—	994
Total derivatives related to FIA contracts	3,072	—	3,072
VA GMWB economic cost(2)	16,987	12,923	4,064
Realized gains (losses) - derivatives, net of economic cost	$(28,133)	$2,175	$(30,308)

(1)             Includes impact of nonperformance risk of $(3.1) million and $(5.4) million for the three months ended March 31, 2014 and 2013, respectively.

(2)             Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.)

	As of
	March 31, 2014	December 31, 2013	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$87,779	$90,021	(2.5)%
GMDB Reserves	16,616	16,001	3.8
GMWB and GMAB Reserves	(73,941)	(156,228)	(52.7)
Account value subject to GMWB rider	9,636,623	9,513,847	1.3
GMWB Benefit Base	8,815,124	8,601,719	2.5
GMAB Benefit Base	5,433	5,441	(0.1)
S&P 500® Index	1,872	1,848	1.3

(1)             Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

Segment operating income

Segment operating income was $51.6 million for the three months ended March 31, 2014, as compared to $43.4 million for the three months ended March 31, 2013, an increase of $8.2 million, or 19.0%. This variance was the result of an increase in spreads of $2.9 million and an increase of $12.3 million due to higher policy fees and other income (net of GMWB economic cost) in the VA line of business. Partially offsetting these favorable changes were increases in non-deferred expenses and DAC amortization.

Operating revenues

Segment operating revenues increased $11.2 million, or 7.0%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to increases in policy fees and other income from the VA line of business. Those increases were offset by increased GMWB economic cost in the VA line of business and lower investment income. Average fixed account balances decreased 2.6% and average variable account balances grew 25.4% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Benefits and settlement expenses

Benefits and settlement expenses decreased $2.8 million, or 3.5%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This decrease was primarily the result of lower credited interest, lower realized losses in the fixed market value adjusted (“MVA”) annuities line, and a $0.5 million favorable change in fixed indexed annuities (“FIA”) fair value adjustments. These favorable changes were partially offset by a $1.6 million unfavorable change in the single premium immediate annuity (“SPIA”) mortality variance.

Amortization of DAC

DAC amortization increased $3.7 million, or 34.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase was primarily due to a $2.8 million unfavorable change in unlocking. DAC unlocking for the three months ended March 31, 2014 was $1.3 million favorable, as compared to $4.1 million favorable unlocking for the three months ended March 31, 2013.

Other operating expenses

Other operating expenses increased $2.0 million, or 7.8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is due to higher commissions that were partially offset by lower acquisition expenses.

Sales

Total sales decreased $278.7 million, or 40.1%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Sales of variable annuities decreased $399.5 million, or 68.9% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Sales of fixed annuities increased by $120.8 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, driven by an increase in fixed indexed annuity sales.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$27,778	$30,074	(7.6)%
Other income	—	—	n/m
Total operating revenues	27,778	30,074	(7.6)
Realized gains (losses)	41	1,846	(97.8)
Total revenues	27,819	31,920	(12.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	9,808	11,603	(15.5)
Amortization of deferred policy acquisition costs	100	81	23.5
Other operating expenses	473	546	(13.4)
Total benefits and expenses	10,381	12,230	(15.1)
INCOME BEFORE INCOME TAX	17,438	19,690	(11.4)
Less: realized gains (losses)	41	1,846
OPERATING INCOME	$17,397	$17,844	(2.5)

The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
Sales
GIC	$25,850	$112,020	(76.9)%
GFA - Direct Institutional	—	—	n/m
	$25,850	$112,020	(76.9)

Average Account Values	$2,580,025	$2,543,906	1.4%
Ending Account Values	$2,537,504	$2,544,609	(0.3)%

Operating Spread
Net investment income yield	4.31%	4.73%
Other income yield	—	—
Interest credited	1.52	1.82
Operating expenses	0.09	0.10
Operating spread	2.70%	2.81%

Adjusted operating spread(1)	2.62%	2.55%

(1)   Excludes participating mortgage loan income and bank loan fee income.

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

Segment operating income

Operating income was $17.4 million and decreased $0.4 million, or 2.5%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease in operating earnings resulted from lower participating mortgage income partially offset by an increase in average account values and lower expenses. Participating mortgage income for the three months ended March 31, 2014 was $0.5 million as compared to $1.7 million for the three months ended March 31, 2013. The adjusted operating spread, which excludes participating income, increased by 7 basis points for the three months ended March 31, 2014 over the prior year.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$67,274	$66,186	1.6%
Reinsurance ceded	(33,324)	(31,083)	(7.2)
Net premiums and policy fees	33,950	35,103	(3.3)
Net investment income	5,729	5,854	(2.1)
Other income	26,704	26,614	0.3
Total operating revenues	66,383	67,571	(1.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,620	24,658	(0.2)
Amortization of deferred policy acquisition costs	6,645	7,462	(10.9)
Other operating expenses	28,749	29,370	(2.1)
Total benefits and expenses	60,014	61,490	(2.4)
INCOME BEFORE INCOME TAX	6,369	6,081	4.7
OPERATING INCOME	$6,369	$6,081	4.7

The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
Sales
Credit insurance	$6,842	$7,334	(6.7)%
Service contracts	81,912	82,035	(0.1)
GAP	16,747	14,766	13.4
	$105,501	$104,135	1.3
Loss Ratios(1)
Credit insurance	40.2%	38.4%
Service contracts	83.5	86.4
GAP	58.3	39.4

(1)   Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

Segment operating income

Operating income was $6.4 million, representing an increase of $0.3 million, or 4.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Service contract earnings increased $0.7 million, or 24.8%, primarily due to lower claims. Earnings from the GAP product line decreased $0.4 million, or 14.8%, primarily from higher claims. Credit insurance earnings remained consistent with the prior year.

Net premiums and policy fees

Net premiums and policy fees decreased $1.2 million, or 3.3%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Service contract premiums decreased $1.1 million, or 4.5%, and GAP premiums decreased $1.1 million, or 12.5%, primarily due to higher ceded premiums. The decreases were partially offset by an increase in credit insurance premiums of $1.0 million, or 34.7%.

Other income

Other income increased $0.1 million, or 0.3%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Benefits and settlement expenses

Benefits and settlement expenses remained consistent for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Service contract claims decreased $1.5 million, or 7.7%. The decrease was offset by increases in GAP claims of $1.0 million, or 29.2%, and credit insurance claims of $0.5 million, or 41.1%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.8 million, or 10.9%, lower for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to lower earned premiums in the GAP product lines partially offset by higher earned premiums in the credit product line. Other operating expenses decreased $0.6 million, or 2.1%, for the three months ended March 31, 2014.

Sales

Total segment sales increased $1.4 million, or 1.3%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Sales in the GAP product line increased $2.0 million, or 13.4%. Credit insurance sales decreased $0.5 million, or 6.7%, and service contract sales decreased $0.1 million, or 0.1%.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(33,324)	$(31,083)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(14,429)	(13,656)
Amortization of deferred policy acquisition costs	(1,779)	(1,654)
Other operating expenses	(1,575)	(1,311)
Total benefits and expenses	(17,783)	(16,621)

NET IMPACT OF REINSURANCE (1)	$(15,541)	$(14,462)

(1)    Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

Reinsurance premiums ceded increased $2.2 million, or 7.2%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase was primarily due to an increase in ceded service contract and GAP premiums.

Benefits and settlement expenses ceded increased $0.8 million, or 5.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase was primarily due to higher losses on ceded business in the service contract and GAP product lines.

Amortization of DAC ceded increased $0.1 million, or 7.6%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as the result of increases in ceded activity in the GAP product line. Other operating expenses ceded increased $0.3 million, or 20.1%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 due to increases in all product lines.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$4,409	$4,678	(5.8)%
Reinsurance ceded	(1)	—	n/m
Net premiums and policy fees	4,408	4,678	(5.8)
Net investment income	37,125	41,232	(10.0)
Realized gains (losses) - derivatives	—	—	n/m
Other income	331	1,269	(73.9)
Total operating revenues	41,864	47,179	(11.3)
Realized gains (losses) - investments	(1,401)	2,063	n/m
Realized gains (losses) - derivatives	(478)	1,039	n/m
Total revenues	39,985	50,281	(20.5)
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,325	5,334	(18.9)
Amortization of deferred policy acquisition costs	119	179	(33.5)
Other operating expenses	52,275	59,998	(12.9)
Total benefits and expenses	56,719	65,511	(13.4)
INCOME (LOSS) BEFORE INCOME TAX	(16,734)	(15,230)	9.9
Less: realized gains (losses) - investments	(1,401)	2,063
Less: realized gains (losses) - derivatives	(478)	1,039
OPERATING INCOME (LOSS)	$(14,855)	$(18,332)	19.0

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

Segment operating income (loss)

Corporate and Other segment operating loss was $14.9 million for the three months ended March 31, 2014, as compared to an operating loss of $18.3 million for the three months ended March 31, 2013. The increase was primarily due to a $7.7 million decrease in other operating expenses resulting from $4.5 million of guaranty fund assessments recorded in the first quarter of 2013 and a favorable variance related to legal expenses. These increases were partially offset by a $1.3 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations and lower core investment income as compared to the three months ended March 31, 2013.

Operating revenues

Net investment income for the segment decreased $4.1 million, or 10.0%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The decrease in net investment income was primarily due to lower core investment income and a decrease related to a portfolio of securities designated for trading. Net premiums and policy fees decreased $0.3 million, or 5.8%, for the three months ended March 31, 2014. Other income decreased $0.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to a $1.3 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses decreased $8.8 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to $4.5 million of guaranty fund assessments recorded during the three months ended March 31, 2013 and favorable fluctuations in legal expenses as compared to the first quarter of 2013.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of March 31, 2014, our investment portfolio was approximately $45.1 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	March 31, 2014		December 31, 2013
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2014 - $26,462,267; 2013 - $26,110,087)	$28,218,360	62.6%	$27,066,787	61.8%
Privately issued bonds (amortized cost: 2014 - $7,878,646; 2013 - $7,917,208)	8,243,284	18.3	8,114,144	18.5
Fixed maturities	36,461,644	80.9	35,180,931	80.3
Equity securities (cost: 2014 - $718,387; 2013 - $675,758)	716,985	1.6	646,027	1.5
Mortgage loans	5,390,844	12.0	5,486,417	12.5
Investment real estate	20,351	—	20,413	—
Policy loans	1,793,110	4.0	1,815,744	4.1
Other long-term investments	509,766	1.1	521,811	1.2
Short-term investments	194,299	0.4	134,146	0.4
Total investments	$45,086,999	100.0%	$43,805,489	100.0%

Included in the preceding table are $2.8 billion and $2.8 billion of fixed maturities and $71.4 million and $52.4 million of short-term investments classified as trading securities as of March 31, 2014 and December 31, 2013, respectively. The trading portfolio includes invested assets of $2.8 billion and $2.8 billion as of March 31, 2014 and December 31, 2013, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $385.0 million and $365.0 million of securities classified as held-to-maturity as of March 31, 2014 and December 31, 2013, respectively.

Fixed Maturity Investments

As of March 31, 2014, our fixed maturity investment holdings were approximately $36.5 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2014	December 31, 2013
AAA	12.2%	12.5%
AA	7.1	7.0
A	32.6	32.2
BBB	41.7	41.7
Below investment grade	5.3	5.6
Not rated	1.1	1.0
	100.0%	100.0%

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

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of March 31, 2014, based upon amortized cost, $39.2 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $34.1 billion fixed maturity securities held by us (0.1% of total fixed maturity securities).

Changes in fair value for our available-for-sale portfolio, net of related DAC, VOBA, and policyholder dividend obligation are charged or credited directly to shareowners’ equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2014	December 31, 2013
	(Dollars In Millions)
Corporate bonds	$28,379.7	$27,286.2
Residential mortgage-backed securities	1,742.5	1,756.0
Commercial mortgage-backed securities	1,183.5	1,129.2
Other asset-backed securities	1,146.1	1,160.2
U.S. government-related securities	1,719.6	1,704.1
Other government-related securities	106.7	108.5
States, municipals, and political subdivisions	1,798.5	1,671.7
Other	385.0	365.0
Total fixed income portfolio	$36,461.6	$35,180.9

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $33.2 billion, or 91.2%, of our fixed maturities as “available-for-sale” as of March 31, 2014. These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities that we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $385.0 million, or 1.1% of our fixed maturities as “held-to-maturity” as of March 31, 2014. These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.8 billion, or 7.7%, of our fixed maturities and $71.4 million of short-term investments as of March 31, 2014. Changes in fair value on the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2014	December 31, 2013
	(Dollars In Thousands)
AAA	$427,425	$419,866
AA	271,187	266,173
A	869,040	854,020
BBB	941,203	924,554
Below investment grade	319,975	324,453
Total Modco trading fixed maturities	$2,828,830	$2,789,066

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2014, were approximately $4.1 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of March 31, 2014, our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of March 31, 2014.

Percentage of
Residential
Mortgage-
Backed
Type	Securities
Sequential	26.8%
PAC	38.0
Pass Through	10.2
Other	25.0
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	60.9%
AA	0.2
A	1.0
BBB	0.5
Below investment grade	37.4
100.0%

Alt-A Collateralized Holdings

As of March 31, 2014, we held securities with a fair value of $398.8 million, or 0.9% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2013, we held securities with a fair value of $395.0 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of March 31, 2014, these securities had a fair value of $143.2 million and an unrealized gain of $32.7 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of March 31, 2014:

Percentage of
Alt-A
Rating	Securities
A	1.3%
BBB	0.3
Below investment grade	98.4
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of March 31, 2014:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$5.0	$—	$—	$—	$—	$5.0
BBB	1.4	—	—	—	—	1.4
Below investment grade	392.5	—	—	—	—	392.5
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$398.9	$—	$—	$—	$—	$398.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$0.1	$—	$—	$—	$—	$0.1
BBB	0.1	—	—	—	—	0.1
Below investment grade	41.0	—	—	—	—	41.0
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$41.2	$—	$—	$—	$—	$41.2

Sub-prime Collateralized Holdings

As of March 31, 2014, we held securities with a total fair value of $2.0 million that were supported by collateral classified as sub-prime. As of December 31, 2013, we held securities with a fair value of $2.0 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of March 31, 2014, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.3 billion, or 3.0%, of total invested assets. As of December 31, 2013, we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of March 31, 2014:

Percentage of
Prime
Rating	Securities
AAA	79.1%
AA	0.2
A	0.9
BBB	0.6
Below investment grade	19.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of March 31, 2014:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$549.2	$315.0	$26.8	$147.2	$23.0	$1,061.2
AA	0.2	—	—	—	2.8	3.0
A	12.3	—	—	—	—	12.3
BBB	7.5	—	—	—	—	7.5
Below investment grade	257.6	—	—	—	—	257.6
Total mortgage-backed securities collateralized by prime mortgage loans	$826.8	$315.0	$26.8	$147.2	$25.8	$1,341.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$23.2	$8.8	$(0.5)	$(1.7)	$(2.1)	$27.7
AA	—	—	—	—	—	—
A	0.8	—	—	—	—	0.8
BBB	0.5	—	—	—	—	0.5
Below investment grade	12.3	—	—	—	—	12.3
Total mortgage-backed securities collateralized by prime mortgage loans	$36.8	$8.8	$(0.5)	$(1.7)	$(2.1)	$41.3

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of March 31, 2014, the CMBS holdings were approximately $1.2 billion. As of December 31, 2013, the CMBS holdings were approximately $1.1 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of March 31, 2014:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	69.4%
AA	14.9
A	12.9
BBB	2.8
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of March 31, 2014:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$148.3	$210.3	$303.4	$138.3	$20.7	$821.0
AA	50.2	37.9	41.6	29.2	17.5	176.4
A	68.9	51.4	13.3	18.9	—	152.5
BBB	33.6	—	—	—	—	33.6
Total commercial mortgage-backed securities	$301.0	$299.6	$358.3	$186.4	$38.2	$1,183.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$8.2	$17.2	$(2.0)	$(2.1)	$—	$21.3
AA	2.5	2.8	(2.4)	(0.9)	—	2.0
A	2.4	—	(1.1)	(1.5)	—	(0.2)
BBB	0.5	—	—	—	—	0.5
Total commercial mortgage-backed securities	$13.6	$20.0	$(5.5)	$(4.5)	$—	$23.6

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2014, these holdings were approximately $1.1 billion. As of December 31, 2013, these holdings were approximately $1.2 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of March 31, 2014:

Percentage of
Other Asset-
Backed
Rating	Securities
AAA	48.1%
AA	19.0
A	20.4
BBB	0.6
Below investment grade	11.9
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of March 31, 2014:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$478.0	$15.7	$32.3	$19.0	$6.5	$551.5
AA	153.9	—	63.4	—	—	217.3
A	62.0	51.1	87.3	33.6	—	234.0
BBB	6.4	—	—	—	—	6.4
Below investment grade	136.9	—	—	—	—	136.9
Total other asset-backed securities	$837.2	$66.8	$183.0	$52.6	$6.5	$1,146.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$(38.4)	$0.9	$(0.1)	$0.1	$—	$(37.5)
AA	(14.8)	—	(0.4)	—	—	(15.2)
A	6.0	3.7	0.3	(0.1)	—	9.9
BBB	0.2	—	—	—	—	0.2
Below investment grade	11.5	—	—	—	—	11.5
Total other asset-backed securities	$(35.5)	$4.6	$(0.2)	$—	$—	$(31.1)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of March 31, 2014, 98.9% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	March 31, 2014	Value	December 31, 2013	Value
	(Dollars In Thousands)
Banking	$2,778,924	7.6%	$2,664,495	7.6%
Other finance	644,962	1.8	620,544	1.8
Electric	3,926,663	10.8	3,749,786	10.7
Natural gas	2,553,346	7.0	2,369,185	6.7
Insurance	2,747,825	7.5	2,634,325	7.5
Energy	2,042,111	5.6	1,947,154	5.5
Communications	1,575,690	4.3	1,500,544	4.3
Basic industrial	1,741,179	4.8	1,674,169	4.8
Consumer noncyclical	3,142,842	8.6	3,040,080	8.6
Consumer cyclical	2,136,289	5.9	2,141,961	6.1
Finance companies	261,245	0.7	261,871	0.7
Capital goods	1,347,901	3.7	1,300,671	3.7
Transportation	927,840	2.5	909,574	2.6
Other industrial	358,556	1.0	386,079	1.1
Brokerage	644,460	1.8	627,630	1.8
Technology	1,045,112	2.9	1,009,357	2.9
Real estate	272,925	0.7	269,378	0.8
Other utility	231,795	0.6	179,346	0.5
Commercial mortgage-backed securities	1,183,462	3.2	1,129,226	3.2
Other asset-backed securities	1,146,117	3.1	1,160,238	3.3
Residential mortgage-backed non-agency securities	805,185	2.2	800,154	2.3
Residential mortgage-backed agency securities	937,317	2.6	955,791	2.7
U.S. government-related securities	1,719,631	4.7	1,704,128	4.8
Other government-related securities	106,722	0.3	108,524	0.3
State, municipals, and political divisions	1,798,545	4.9	1,671,721	4.8
Other	385,000	1.2	365,000	0.9
Total	$36,461,644	100.0%	$35,180,931	100.0%

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of March 31, 2014, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $36.5 billion, which was 7.0% above amortized cost of $34.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2014, our mortgage loan holdings were approximately $5.4 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of our mortgage loans portfolio was underwritten and funded by the Company. From time to time, we may acquire loans in conjunction with an acquisition.

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

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2014 and December 31, 2013, our allowance for mortgage loan credit losses was $4.5 million and $3.1 million, respectively. While our mortgage loans do not have quoted market values, as of March 31, 2014, we estimated the fair value of our mortgage loans to be $5.9 billion (using discounted cash flows from the next call date), which was approximately 8.6% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $54.9 million would become due for the remainder of 2014, $1.2 billion in 2015 through 2019, $506.4 million in 2020 through 2024, and $133.3 million thereafter.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2014 and December 31, 2013, approximately $630.3 million and $666.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2014 and 2013, we recognized $3.0 million and $3.4 million, respectively, of participating mortgage loan income.

As of March 31, 2014, approximately $14.2 million, or 0.03%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended March 31, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the quarter either involved the modification of payment terms pursuant to bankruptcy proceedings or included acceptance of assets in satisfaction of principal or foreclosure on collateral property, and were the result of agreements between the creditor and the debtor. With respect to the modified loans we expect to collect all amounts due related to these loans as well as expenses incurred as a result of the restructurings. Additionally, there were no material changes to the principal balance of these loans, as a result of restructuring or modifications, which was $5.8 million as of March 31, 2014.

Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of March 31, 2014, $12.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any loans during the three months ended March 31, 2014.

As of March 31, 2014, $2.2 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three months ended March 31, 2014. We did not foreclose on any loans during the three months ended March 31, 2014.

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2014:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,014,312	12.1%
AA	2,316,447	7.0
A	11,014,580	33.1
BBB	14,277,974	43.0
Investment grade	31,623,313	95.2
BB	990,247	3.0
B	114,768	0.3
CCC or lower	510,512	1.5
Below investment grade	1,615,527	4.8
Total	$33,238,840	100.0%

Not included in the table above are $2.5 billion of investment grade and $328.9 million of below investment grade fixed maturities classified as trading securities and $385.0 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2014. The following table summarizes our ten largest maturity exposures to an individual creditor group as of March 31, 2014:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc.	$228.0	$—	$228.0
Comcast Corp.	214.7	—	214.7
Duke Energy Corp.	200.7	—	200.7
General Electric	193.2	—	193.2
Bank of America Corp.	191.2	0.1	191.3
Wells Fargo & Co.	191.1	—	191.1
AT&T Inc.	179.2	—	179.2
Nextera Energy Inc.	170.8	—	170.8
Exelon Corp.	167.8	—	167.8
JP Morgan Chase and Company	148.8	14.1	162.9

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2014, we recognized pre-tax other-than-temporary impairments of $0.4 million due to credit-related factors, resulting in a charge to earnings. The $1.6 million of credit losses included $1.2 million of non-credit losses previously recorded in other comprehensive income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2014. As March 31, 2014, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
		(Dollars In Millions)
Securities:
United Kingdom	$629.4	$744.2	$1,373.6
Netherlands	185.9	219.1	405.0
France	112.1	232.7	344.8
Switzerland	149.8	155.2	305.0
Germany	71.6	132.5	204.1
Spain	42.8	143.4	186.2
Sweden	119.4	30.8	150.2
Belgium	—	111.0	111.0
Italy	—	103.9	103.9
Norway	12.5	88.0	100.5
Ireland	11.2	67.9	79.1
Luxembourg	—	72.2	72.2
Total securities	1,334.7	2,100.9	3,435.6
Derivatives:
United Kingdom	10.6	—	10.6
Switzerland	9.2	—	9.2
Germany	8.9	—	8.9
Total derivatives	28.7	—	28.7
Total securities	$1,363.4	$2,100.9	$3,464.3

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The
	Three Months Ended
	March 31,
	2014	2013	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$7,627	$12,865	$(5,238)
Fixed maturity losses - sales	(257)	(556)	299
Equity gains - sales	—	1	(1)
Impairments on fixed maturity securities	(1,591)	(3,587)	1,996
Impairments on equity securities	—	(997)	997
Modco trading portfolio	66,303	(15,328)	81,631
Other	(1,559)	(1,127)	(432)
Total realized gains (losses) - investments	$70,523	$(8,729)	$79,252

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$4,250	$(16,484)	$20,734
Equity futures - VA	(2,651)	(23,225)	20,574
Currency futures - VA	(1,278)	8,083	(9,361)
Variance swaps - VA	(1,850)	(10,433)	8,583
Equity options - VA	(12,341)	(28,406)	16,065
Interest rate swaptions - VA	(9,403)	(4,102)	(5,301)
Interest rate swaps - VA	57,368	(16,556)	73,924
Embedded derivative - GMWB	(82,287)	80,375	(162,662)
Total derivatives related to variable annuity contracts	(48,192)	(10,748)	(37,444)
Derivatives related to FIA contracts:
Embedded derivative - FIA	1,733	—	1,733
Equity futures - FIA	345	—	345
Equity options - FIA	994	—	994
Total derivatives related to FIA contracts	3,072	—	3,072
Embedded derivative - Modco reinsurance treaties	(60,169)	16,775	(76,944)
Interest rate swaps	—	1,003	(1,003)
Other derivatives	(61)	355	(416)
Total realized gains (losses) - derivatives	$(105,350)	$7,385	$(112,735)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three months ended March 31, 2014, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three months ended March 31, 2014, we recognized pre-tax other-than-temporary impairments of $1.6 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $1.2 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. For the three months ended March 31, 2013, we recognized pre-tax other-than-temporary impairments of $4.6 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Millions)
Alt-A MBS	$1.0	$1.6
Other MBS	0.6	2.0
Corporate bonds	—	—
Sub-prime bonds	—	—
Equities	—	1.0
Total	$1.6	$4.6

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2014, we sold or otherwise disposed of securities in an unrealized loss position with a fair value of $2.7 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$2,095	76.2%	$(146)	56.6%
>90 days but <= 180 days	182	6.6	(1)	0.5
>180 days but <= 270 days	112	4.1	(10)	3.8
>270 days but <= 1 year	9	0.3	(1)	0.6
>1 year	350	12.8	(99)	38.5
Total	$2,748	100.0%	$(257)	100.0%

For the three months ended March 31, 2014, we sold or otherwise disposed of securities in an unrealized loss position with a fair value (proceeds) of $2.7 million. The loss realized on the sale of these securities was $0.3 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three months ended March 31, 2014, we sold securities in an unrealized gain position with a fair value of $264.7 million. The gain realized on the sale of these securities was $7.6 million.

The $1.6 million of other realized losses recognized for the three months ended March 31, 2014, consists of the increase in the mortgage loan reserves of $1.4 million and partnership losses of $0.2 million.

For the three months ended March 31, 2014, net gains of $66.3 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $5.7 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $60.2 million during the three months ended March 31, 2014. These losses were primarily the result of credit spreads modestly tightening and lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $2.7 million, interest rate futures resulted in pre-tax gains of $4.3 million, currency futures resulted in net pre-tax losses of $1.3 million, and volatility futures resulted in no pre-tax gains or losses for the three months ended March 31, 2014, respectively. No volatility future positions were held as of March 31, 2014.

We also use equity options, variance swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $12.3 million, the variance swaps resulted in a net pre-tax loss of $1.9 million, and the volatility options resulted in no pre-tax gains or losses, respectively, for three months ended March 31, 2014. No volatility options positions were held as of March 31, 2014.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. The interest rate swaps resulted in net pre-tax gains of $57.4 million and interest rate swaptions resulted in a net pre-tax loss of $9.4 million for the three months ended March 31, 2014, respectively.

The GMWB rider embedded derivative on variable deferred annuities, with a GMWB rider, had net realized losses of $82.3 million for the three months ended March 31, 2014. The loss was primarily the result of a change in interest rates during 2014.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in no pre-tax gains or losses for the three months ended March 31, 2014. None of these positions were held as of March 31, 2014.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in no pre-tax gains or losses for the three months ended March 31, 2014. No interest rate caps were held as of March 31, 2014.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.1 million for the three months ended March 31, 2014.

We recognized pre-tax gains of $1.7 million for the three months ended March 31, 2014 related to the embedded derivative on the FIA product. We use certain equity options as well as equity and volatility futures to mitigate certain equity market risks associated with the FIA. For the three months ended March 31, 2014, we recognized pre-tax gains of $1.3 million related to these derivatives.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2014, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $2.1 billion, prior to tax and DAC offsets, as of March 31, 2014, and an overall net unrealized gain of $1.1 billion as of December 31, 2013.

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2014, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$2,258,044	35.1%	$2,320,255	34.3%	$(62,211)	19.2%
>90 days but <= 180 days	211,957	3.3	215,996	3.2	(4,039)	1.2
>180 days but <= 270 days	1,029,475	16.0	1,065,333	15.8	(35,858)	11.1
>270 days but <= 1 year	1,815,206	28.2	1,919,787	28.4	(104,581)	32.3
>1 year but <= 2 years	418,835	6.5	459,899	6.8	(41,064)	12.7
>2 years but <= 3 years	399,566	6.2	439,296	6.5	(39,730)	12.3
>3 years but <= 4 years	21,970	0.3	25,477	0.4	(3,507)	1.1
>4 years but <= 5 years	18,323	0.3	20,028	0.3	(1,705)	0.5
>5 years	264,887	4.1	295,659	4.3	(30,772)	9.6
Total	$6,438,263	100.0%	$6,761,730	100.0%	$(323,467)	100.0%

The majority of the unrealized loss as of March 31, 2014 for both investment grade and below investment grade securities is attributable to fluctuations in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2013. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of March 31, 2014, the Barclays Investment Grade Index was priced at 105.3 bps versus a 10 year average of 164.9 bps. Similarly, the Barclays High Yield Index was priced at 391.4 bps versus a 10 year average of 603.1 bps. As of March 31, 2014, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.719%, 2.719%, and 3.559%, as compared to 10 year averages of 2.666%, 3.444%, and 4.419%, respectively.

As of March 31, 2014, 87.5% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of March 31, 2014, there were estimated gross unrealized losses of $7.8 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of March 31, 2014, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans. As of March 31, 2014, we reviewed the performance of the underlying collateral supporting these securities and determined that the expected cash flows were in line with the valuation. As such, we believe unrealized losses as of March 31, 2014 were temporary in nature.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2014, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$542,857	8.4%	$574,095	8.5%	$(31,238)	9.7%
Other finance	150,521	2.3	157,110	2.3	(6,589)	2.0
Electric	414,363	6.4	428,347	6.3	(13,984)	4.3
Natural gas	301,998	4.7	314,421	4.7	(12,423)	3.8
Insurance	220,781	3.4	230,924	3.4	(10,143)	3.1
Energy	168,078	2.6	175,153	2.6	(7,075)	2.2
Communications	218,621	3.4	236,667	3.5	(18,046)	5.6
Basic industrial	338,809	5.3	356,353	5.3	(17,544)	5.4
Consumer noncyclical	569,087	8.8	599,872	8.9	(30,785)	9.5
Consumer cyclical	516,132	8.0	531,215	7.9	(15,083)	4.7
Finance companies	17,240	0.3	17,813	0.3	(573)	0.2
Capital goods	177,194	2.8	184,087	2.7	(6,893)	2.1
Transportation	130,082	2.0	137,104	2.0	(7,022)	2.2
Other industrial	132,052	2.1	137,330	2.0	(5,278)	1.6
Brokerage	59,204	0.9	59,989	0.9	(785)	0.2
Technology	209,030	3.2	220,591	3.3	(11,561)	3.6
Real estate	200	—	205	—	(5)	—
Other utility	54,573	0.8	55,325	0.8	(752)	0.2
Commercial mortgage-backed securities	303,127	4.7	313,517	4.6	(10,390)	3.2
Other asset-backed securities	651,045	10.1	714,914	10.6	(63,869)	19.7
Residential mortgage-backed non-agency securities	215,359	3.3	226,873	3.4	(11,514)	3.6
Residential mortgage-backed agency securities	193,219	3.0	196,639	2.9	(3,420)	1.1
U.S. government-related securities	803,012	12.5	837,461	12.4	(34,449)	10.6
Other government-related securities	10,052	0.2	10,053	0.1	(1)	—
States, municipals, and political divisions	41,627	0.8	45,672	0.6	(4,045)	1.4
Total	$6,438,263	100.0%	$6,761,730	100.0%	$(323,467)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	March 31, 2014	December 31, 2013

Banking	9.7%	8.1%
Other finance	2.0	2.3
Electric	4.3	7.0
Natural gas	3.8	5.1
Insurance	3.1	4.2
Energy	2.2	2.4
Communications	5.6	5.6
Basic industrial	5.4	5.1
Consumer noncyclical	9.5	12.1
Consumer cyclical	4.7	6.1
Finance companies	0.2	0.2
Capital goods	2.1	2.8
Transportation	2.2	2.4
Other industrial	1.6	1.6
Brokerage	0.2	0.7
Technology	3.6	3.9
Real estate	—	0.6
Other utility	0.2	0.7
Commercial mortgage-backed securities	3.2	3.3
Other asset-backed securities	19.7	11.5
Residential mortgage-backed non-agency securities	3.6	2.5
Residential mortgage-backed agency securities	1.1	1.6
U.S. government-related securities	10.6	8.9
Other government-related securities	—	—
States, municipals, and political divisions	1.4	1.3
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2014, varies, with 11.2% maturing in less than 5 years, 34.4% maturing between 5 and 10 years, and 54.4% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2014:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$3,715,501	57.7%	$3,897,653	57.6%	$(182,152)	56.3%
BBB	2,101,281	32.6	2,202,135	32.6	(100,854)	31.2
Investment grade	5,816,782	90.3	6,099,788	90.2	(283,006)	87.5
BB	263,763	4.1	281,957	4.2	(18,194)	5.6
B	90,745	1.5	95,782	1.4	(5,037)	1.6
CCC or lower	266,973	4.1	284,203	4.2	(17,230)	5.3
Below investment grade	621,481	9.7	661,942	9.8	(40,461)	12.5
Total	$6,438,263	100.0%	$6,761,730	100.0%	$(323,467)	100.0%

As of March 31, 2014, we held a total of 617 positions that were in an unrealized loss position. Included in that amount were 104 positions of below investment grade securities with a fair value of $621.5 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $40.5 million, of which $21.6 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.4% of invested assets.

As of March 31, 2014, securities in an unrealized loss position that were rated as below investment grade represented 9.7% of the total fair value and 12.5% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of March 31, 2014, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $116.8 million. A widening of credit spreads is estimated to account for unrealized losses of $286.3 million, with changes in treasury rates offsetting this loss by an estimated $169.5 million.

The majority of our RMBS holdings as of March 31, 2014, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 6.62 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2014:

Weighted-Average
Non-agency portfolio	Life

Prime	7.68
Alt-A	5.05

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2014:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$217,041	34.9%	$227,140	34.3%	$(10,099)	25.0%
>90 days but <= 180 days	11,733	1.9	11,996	1.8	(263)	0.6
>180 days but <= 270 days	155,822	25.1	160,616	24.3	(4,794)	11.8
>270 days but <= 1 year	31,009	5.0	34,732	5.2	(3,723)	9.2
>1 year but <= 2 years	10,525	1.7	12,122	1.8	(1,597)	3.9
>2 years but <= 3 years	49,883	8.0	53,929	8.1	(4,046)	10.0
>3 years but <= 4 years	9,824	1.6	10,477	1.6	(653)	1.6
>4 years but <= 5 years	18,322	2.9	20,028	3.0	(1,706)	4.2
>5 years	117,322	18.9	130,902	19.9	(13,580)	33.7
Total	$621,481	100.0%	$661,942	100.0%	$(40,461)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provide for net settlement in the event of default or on termination of the agreements. As of March 31, 2014, the fair value of securities pledged under the repurchase program was $522.2 million and the repurchase obligation of $475.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 9 basis points). During the three months ended March 31, 2014, the maximum balance outstanding at any one point in time related to these programs was $613.3 million. The average daily balance was $477.2 million (at an average borrowing rate of 10 basis points) during the three months ended March 31, 2014. As of December 31, 2013, we had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

We have access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2014. There was an outstanding balance of $410.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of March 31, 2014.

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

We held $67.1 million of FHLB common stock as of March 31, 2014, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2014, we had $821.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2014, we reported approximately $597.2 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of March 31, 2014, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of March 31, 2014, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $54.7 million and $57.2 million was recorded as of March 31, 2014 and December 31, 2013, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our credit exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of March 31, 2014, our total cash and invested assets were $45.5 billion. The life insurance subsidiaries were committed as of March 31, 2014, to fund mortgage loans in the amount of $424.3 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $468.0 million in cash and short-term investments as of March 31, 2014, and we held $69.7 million in cash available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)

Net cash provided by operating activities	$68,736	$97,076
Net cash used in investing activities	(301,032)	(391,860)
Net cash provided by financing activities	173,286	201,086
Total	$(59,010)	$(93,698)

For The Three Months Ended March 31, 2014 as compared to The Three Months Ended March 31, 2013

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

Net cash provided by financing activities - Changes in cash from financing activities included $125.0 million inflows from repurchase program borrowings for the three months ended March 31, 2014 as compared to $150.0 million for the three months ended March 31, 2013 and $119.0 million inflows of investment product and universal life net activity for the three months ended March 31, 2014, as compared to $65.2 million of inflows in the prior year. Net activity related to credit facility repayment of borrowings resulted in outflows of $75.0 million for the three months ended March 31, 2014, as compared to net outflows of $10.0 million for the three months ended March 31, 2013. Net issuance of non-recourse funding obligations equaled $20.0 million during the three months ended March 31, 2014, as compared to issuance of $10.0 million during the three months ended March 31, 2013.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis. Additionally, we have access to the 2012 Credit Facility previously mentioned.

Captive Reinsurance Companies

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of March 31, 2014. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575.0 million of outstanding non-recourse funding obligations as of March 31, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of March 31, 2014, securities related to $194.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $380.1 million of the non-recourse funding obligations were held by the Company and our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the special purpose trusts, as holders of the non-recourse funding obligations, cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuer of the non-recourse funding obligations, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II. These support agreements provide that amounts would become payable by us to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of March 31, 2014, no payments have been made under these agreements.

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), indirect wholly owned subsidiaries of the Company, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of March 31, 2014, the principal balance of the Red Mountain note was $385 million. In connection with the transaction, we have entered into certain support agreements under which we guarantee or otherwise support certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by us if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, we have entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of March 31, 2014, no payments have been made under these agreements.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, we entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 to include an additional block of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $715 million as of March 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $720 million in 2015. The term of the LOC is expected to be approximately 13.5 years from the original issuance date. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. We have entered into certain support agreements with Golden Gate III obligating us to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $102.5 million and will be paid in two installments with the last payment occurring in 2019, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Second Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by us to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, we have continued to guarantee the payment of fees to UBS as specified in the Second and Amended and Restated Agreement. As of March 31, 2014, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during the first quarter of 2014 and was $715 million as of March 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities related to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. We have entered into certain support agreements with Golden Gate IV obligating us to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate IV. The support agreements provide that amounts would become payable by us to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. We have also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of March 31, 2014, no payments have been made under these agreements.

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

During 2012, we entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of March 31, 2014, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior. As of April 1, 2013, Shades Creek became a direct wholly owned insurance subsidiary of the Company.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2014, we ceded premiums to unaffiliated third party reinsurers amounting to $327.7 million. In addition, we had receivables from unaffiliated reinsurers amounting to $6.2 billion as of March 31, 2014. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of March 31, 2014:

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

As of March 31, 2014, we had policy liabilities and accruals of approximately $31.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.52%.

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

As of March 31, 2014, we carried a $138.4 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Debt(1)	$2,464,314	$232,292	$156,052	$694,926	$1,381,044
Non-recourse funding obligations(2)	2,142,815	28,144	69,312	83,876	1,961,483
Subordinated debt securities(3)	1,426,951	33,283	66,566	66,566	1,260,536
Stable value products(4)	2,616,871	931,939	1,109,991	536,412	38,529
Operating leases(5)	20,540	6,651	9,218	2,177	2,494
Home office lease(6)	80,814	1,226	2,456	77,132	—
Mortgage loan and investment commitments	434,950	434,950	—	—	—
Repurchase program borrowings(7)	475,001	475,001	—	—	—
Policyholder obligations(8)	42,485,263	1,535,708	2,925,961	3,247,507	34,776,087
Total(9)	$52,147,519	$3,679,194	$4,339,556	$4,708,596	$39,420,173

(1)	Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 15, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of March 31, 2014, $2.4 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of March 31, 2014, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $143.8 million and $371.4 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of March 31, 2014, the Level 3 fair value of these liabilities was $105.6 million.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. We did not adjust any quotes or prices received from brokers during the three months ended March 31, 2014.

Of our $2.6 billion, or 5.0%, of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $743.5 million were ABS. Of this amount, $575.7 million were student loan related ABS and $167.8 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$277.3
2003	110.9
2004	113.2
2006	12.9
2007	100.4
2012	104.7
2013	24.1
Total	$743.5

The ABS was rated as follows: $463.8 million were AAA rated, $166.5 million were AA rated, $110.1 million were A rated, $2.3 million were BBB rated, and $0.8 million were less than investment grade. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 16, Derivative Financial Instruments for additional information on our financial instruments.

The primary focus of our asset/liability program is the management of interest rate risk within the insurance operations. This includes monitoring the duration of both investments and insurance liabilities to maintain an appropriate balance between risk and profitability for each product category, and for us as a whole. It is our policy to maintain asset and liability durations within one year of one another, although, from time to time, a broader interval may be allowed.

We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us, net of collateral held, based upon current market conditions. In addition, we periodically assess exposure related to potential payment obligations between us and our counterparties. We minimize the credit risk in derivative financial instruments by entering into transactions with high quality counterparties, (A-rated or higher at the time we enter into the contract) and we maintain credit support annexes with certain of those counterparties.

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

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps, and interest rate options. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

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

•                  Total Return Swaps

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2014, we had outstanding mortgage loan commitments of $424.3 million at an average rate of 4.91%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary
As of March 31, 2014
		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$182	$905	$1,995	$3,082
>3% - 4%	3,546	1,667	135	5,348
>4% - 5%	2,083	15	—	2,098
>5% - 6%	229	—	—	229
Subtotal	6,040	2,587	2,130	10,757

Fixed Annuities
1%	$478	$184	$387	$1,049
>1% - 2%	601	524	255	1,380
>2% - 3%	1,879	237	631	2,747
>3% - 4%	304	—	—	304
>4% - 5%	306	—	—	306
Subtotal	3,568	945	1,273	5,786
Total	$9,608	$3,532	$3,403	$16,543

Percentage of Total	58%	21%	21%	100%

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Summary” and “Liquidity and Capital Resources”, and Part II, Item 1A, Risk Factors of this Report for market risk disclosures.

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

In conducting our evaluation of the effectiveness of internal control over financial reporting as of March 31, 2014, the Company has excluded the internal controls relating to the administrative systems and processes being provided by third parties for MONY Life Insurance Company (“MONY”) and the blocks of life and health business reinsured from MONY Life Insurance Company of America (“MLOA Business”). As of March 31, 2014, the Company is in the process of, but has not completed its own evaluation of the design and operation of the internal controls relating to the administrative systems and processes, including those currently being provided by third parties, for MONY and the MLOA business. For the three months ended March 31, 2014, MONY and the MLOA Business represented revenues and pre-tax income of $189.5 million and $23.4 million, respectively, of the Company’s consolidated income before income tax.

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors and Cautionary Factors that May Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition, or future results of operations.

The Company may not realize its anticipated financial results from its acquisitions strategy.

The Company’s acquisitions of companies and acquisitions or coinsurance of blocks of insurance business have increased its earnings in part by allowing the Company to position itself to realize certain operating efficiencies. However, there can be no assurance that the Company will have future suitable opportunities for, or sufficient capital available to fund, such transactions. If our competitors have access to capital on more favorable terms or at a lower cost, our ability to compete for acquisitions may be diminished. In addition, there can be no assurance that the Company will realize the anticipated financial results from such transactions.

The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company or other parties to the transaction may be unable to obtain regulatory approvals required to complete an acquisition transaction. If the Company identifies and completes suitable acquisitions, it may not be able to successfully integrate the business in a timely or cost-effective manner. In addition, there may be unforeseen liabilities that arise in connection with businesses or blocks of insurance business that the Company acquires.

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

The Company’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. These risks could be heightened during periods of extreme volatility or disruption in the financial and credit markets, including as a result of social or political unrest or instability domestically or abroad. A widening of credit spreads will increase the unrealized losses in the Company’s investment portfolio. The factors affecting the financial and credit markets could lead to other-than-temporary impairments of assets in the Company’s investment portfolio.

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

Significant volatility or disruption in domestic or foreign credit markets, including as a result of social or political unrest or instability, could have an adverse impact in several ways on either the Company’s financial condition or results from operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in the Company’s investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company’s investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within the Company’s investment portfolio.

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

Volatility or disruption in the credit markets could also impact the Company’s ability to efficiently access financial solutions for purposes of issuing long-term debt for financing purposes, its ability to obtain financial solutions for purposes of supporting certain traditional and universal life insurance products for capital management purposes, or result in an increase in the cost of existing securitization structures.

The ability of the Company to implement financing solutions designed to fund a portion of statutory reserves on both the traditional and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit markets, and other factors. The Company cannot predict the continued availability of such solutions or the form that the market may dictate. To the extent that such financing solutions were desired but are not available, the Company’s financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity, and possible reduced earnings expectations.

The Company could be adversely affected by an inability to access FHLB lending.

During the fourth quarter of 2010, the Federal Housing Finance Agency (“FHFA”) issued an Announced Notice of Proposed Rulemaking (“ANPR”). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the Federal Home Loan Bank (“FHLB”). Any changes to such requirements that eliminate the Company’s eligibility for continued FHLB membership or limit the Company’s borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR. The FHFA also released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to federally-backed banks, which includes standards for evaluating FHLB’s lending to an insurance company member. These standards are broad and raise concerns about the state regulatory framework and of FHLB creditor status in the event of insurer insolvency. In March 2013, the FHFA issued a report entitled “FHFA Can Enhance Its Oversight of FHLBank Advances to Insurance Companies by Improving Communication with State Insurance Regulators and Industry Groups,” which proposes the FHFA coordinate with state regulators to obtain confidential supervisory information about insurers and interact with NAIC working groups to receive “early warning” information about failing members, so the FHFA can participate in the rehabilitation and perhaps increase FHLB creditor status. Pursuant to these recommendations, individual FHLB members worked with the NAIC and trade groups on model legislation that would enable insurers to access FHLB funding on similar collateral terms as federally insured depository institutions. The FHLB members were not able to obtain significant agreement with NAIC membership on several points; however, legislation based on the model has been introduced in several states. Any standards or events that result in stricter regulation of or a reduced incidence of FHLB-insurer lending could have a material adverse effect on the Company.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The NAIC may also be influenced by the initiatives and regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. In August 2013, the Financial Stability Board (“FSB”) released a report encouraging the U.S. to move toward a federal regulatory system for insurance. The International Association of Insurance Supervisors (“IAIS”) also announced an intention to develop a global capital standard for insurers. These are only a few examples of international developments impacting the global insurance market. At this time, FSB reports, IAIS Insurance Core Principles, and other international work products are not directly binding on the U.S. or any U.S. insurer. However, there is increasing pressure to conform to international standards due to the globalization of the business of insurance and the recent financial crisis. Any international reports or mandates that directly impact, or indirectly influence, the nature of U.S. regulation or industry operations could impact the Company.

Although some NAIC pronouncements, particularly as they affect accounting, reserving and risk based capital issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of a non-domiciliary state. Neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting or actuarial issue may result in non-compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, interpretations, and instructions may be applied with retroactive impact, particularly in areas such as accounting, reserve and risk based capital requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, reinsurance, and risk based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It is considering changing to, or has considered and passed, a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

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

The Company currently uses affiliated captive reinsurance companies in various structures relating to term life insurance and universal life insurance with secondary guarantees, and certain guaranteed benefits relating to variable annuities, to finance statutory requirements for so-called XXX and AXXX reserves and reserves for variable annuity contracts with guaranteed minimum withdrawal and death benefits. The NAIC, through various committees, subgroups and dedicated task forces, has undertaken a review of the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, place significant limitations on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). The NAIC’s Financial Condition (E) Committee adopted an “interim solution for captives” in the form of a new charge requiring the Financial Analysis Working Group (or “FAWG”) to review captive transactions submitted by the states in a peer review and comment process. The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, recently exposed for comment a Report of Rector & Associates, Inc., dated February 17, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of captive reinsurers. The recommendations in the Rector Report are subject to ongoing comment and revision, and it is unclear at this time whether or the extent to which recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to utilize captive financing on a basis consistent with past practices and in some circumstances could impact the Company’s ability to engage in certain reinsurance transactions with other non-affiliates.

The NAIC’s Financial Regulation Standards and Accreditation (F) Committee is considering a proposal to include insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states within the definition of “multi-state insurer” found in the preambles to Parts A and

B of the NAIC Financial Regulation Standards and Accreditation Program. If adopted, the revised definition would subject captives (on a prospective basis, as proposed) to all of the Accreditation Standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Such application would likely have a significant and adverse impact on our ability to engage in captive finance transactions on the same or a similar basis as in past periods.

Any regulatory action or changes in interpretation that materially adversely affects the Company’s use or materially increases the Company’s cost of using captives or reinsurers for the Affective Business, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable with respect to certain structures, diminished capital position and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company’s insurance subsidiaries.

Recently, new laws and regulations have been adopted in certain states that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in various states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. The NAIC recently formed an Unclaimed Life Insurance Benefits (A) Working Group to study whether the NAIC should make recommendations pertaining to unclaimed life benefits. Other life insurance industry associations and regulatory associations are also considering these matters.

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

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue vs. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue vs. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations. Additionally, the California Controller has recently sued several insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California might pursue a similar action against the Company and further cannot predict whether other jurisdictions might pursue similar actions. The Company does not believe however that any such action would have a material impact on the Company’s financial condition or results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, and the imposition of additional regulation over credit rating agencies.

Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non-bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SII’s,” or globally systemic insurance institutions. As with the designation of SIFI’s, it is unclear at this time how additional capital and other requirements affect the insurance and financial industries. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. CFPB has issued a rule to bring under its supervisory authority certain non-banks whose activities or products it determines pose risks to consumers. It is unclear at this time which activities or products will be covered by this rule. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. CFPB continues to bring enforcement actions involving a growing number of issues, including actions using state Attorney’s General, which could directly or indirectly affect the Company or use any of its subsidiaries. Additionally, the CFPB is exploring the possibility of helping Americans manage their retirement savings and is considering the extent of its authority in that area. The Company is unable at this time to predict the impact of these activities on the Company.

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

Certain life insurance policies, contracts, and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker-dealers and investment advisors, including the Company’s affiliated broker-dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

In addition, the SEC is reviewing the standard of conduct applicable to brokers, dealers, and investment advisers when those entities provide personalized investment advice about securities to retail customers. FINRA has also issued a report addressing how its member firms might identify and address conflicts of interest including conflicts related to the introduction of new products and services and the compensation of the member firms’ associated persons. These regulatory initiatives could have an impact on Company operations and the manner in which broker-dealers and investment advisers distribute the Company’s products.

In August 2013, the Financial Stability Board (“FSB”) released a report encouraging the U.S. to move toward a federal regulatory system for insurance. The International Association of Insurance Supervisors (“IAIS”) also announced an intention to develop a global capital standard for insurers. These are only a few examples of international developments impacting the global insurance market. At this time, FSB reports, IAIS Insurance Core Principles, and other international work products are not directly binding on the U.S. or any other U.S. insurer. However, there is increasing pressure to conform to international standards due to the globalization of the business of insurance and the recent financial crisis. Any international reports or mandates that directly impact, or indirectly influence, the nature of U.S. regulation or industry operations could impact the Company.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting and reserving practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a law in Alabama where over half of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

The Company cannot predict what form any future changes to laws and/or regulations affecting participants in the financial services sector and/or insurance industry, including the Company and its competitors or those entities with which it does business, may take, or what effect, if any, such changes may have.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2014, the Company did not repurchase any of its common stock.

Item 6.       Exhibits

Item Number	Document
10(a)†	Amendment to the Company’s Excess Benefit Plan, dated April 17, 2014, filed herewith.
10(b)†	Amendment to the Company’s Deferred Compensation Plan for Officers, dated April 17, 2014 filed herewith.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowners’ Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

†       Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: May 8, 2014	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer