Form 10-Q
period 2014-09-30
PROTECTIVE LIFE CORP
filed 2014-11-07
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $0.50 Par Value, outstanding as of October 27, 2014:  79,288,518

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$759,038	$657,218	$2,426,736	$2,140,396
Reinsurance ceded	(277,136)	(270,730)	(947,817)	(996,570)
Net of reinsurance ceded	481,902	386,488	1,478,919	1,143,826
Net investment income	558,174	454,275	1,647,153	1,378,129
Realized investment gains (losses):
Derivative financial instruments	3,781	41,326	(191,495)	192,592
All other investments	1,194	(19,508)	153,456	(133,631)
Other-than-temporary impairment losses	(1,142)	(6,635)	(2,026)	(9,764)
Portion recognized in other comprehensive income (before taxes)	(1,212)	(2,046)	(3,379)	(7,501)
Net impairment losses recognized in earnings	(2,354)	(8,681)	(5,405)	(17,265)
Other income	105,389	98,794	311,359	278,213
Total revenues	1,148,086	952,694	3,393,987	2,841,864
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2014 - $217,641; 2013 - $204,065; nine months: 2014 - $851,028; 2013 - $882,123)	630,285	624,577	2,106,620	1,764,323
Amortization of deferred policy acquisition costs and value of business acquired	134,918	22,446	242,031	149,631
Other operating expenses, net of reinsurance ceded: (three months: 2014 - $49,196; 2013 - $47,506; nine months: 2014 - $139,507; 2013 - $138,901)	198,000	163,550	573,038	511,149
Total benefits and expenses	963,203	810,573	2,921,689	2,425,103
Income before income tax	184,883	142,121	472,298	416,761
Income tax expense	65,974	49,060	161,773	142,210
Net income	$118,909	$93,061	$310,525	$274,551

Net income - basic	$1.48	$1.17	$3.88	$3.46
Net income - diluted	$1.46	$1.15	$3.82	$3.39
Cash dividends paid per share	$0.24	$0.20	$0.68	$0.58

Average shares outstanding - basic	80,231,591	79,492,274	79,942,018	79,346,771
Average shares outstanding - diluted	81,458,870	80,852,078	81,261,249	80,882,552

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Net income	$118,909	$93,061	$310,525	$274,551
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2014 - $(44,766); 2013 - $(145,224); nine months: 2014 - $431,299; 2013 - $(641,532))	(83,138)	(269,703)	800,982	(1,191,416)
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2014 - $(7,446); 2013 - $(653); nine months: 2014 - $(16,027); 2013 - $(9,488))	(13,827)	(1,212)	(29,763)	(17,621)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2014 - $561; 2013 - $(1,543) nine months: 2014 - $2,419; 2013 - $1,383)	1,044	(2,865)	4,494	2,570
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2014 - $(22); 2013 - $8; nine months: 2014 - $(31); 2013 - $(55))	(41)	14	(58)	(103)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2014 - $103; 2013 - $200; nine months: 2014 - $552; 2013 - $577)	190	372	1,025	1,072
Change in postretirement benefits liability adjustment, net of income tax: (three months: 2014 - $631; 2013 - $(922); nine months: 2014 - $1,895; 2013 - $(2,766))	1,173	(1,712)	3,520	(5,136)
Total other comprehensive income (loss)	(94,599)	(275,106)	780,200	(1,210,634)
Total comprehensive income (loss)	$24,310	$(182,045)	$1,090,725	$(936,083)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2014 - $34,222,620; 2013 - $33,668,770)	$36,922,395	$34,823,093
Fixed maturities, at amortized cost (fair value: 2014 - $453,741; 2013 - $335,676)	415,000	365,000
Equity securities, at fair value (cost: 2014 - $791,964; 2013 - $675,758)	809,648	646,027
Mortgage loans (2014 and 2013 includes $489,667 and $627,731 related to securitizations)	5,232,463	5,493,492
Investment real estate, net of accumulated depreciation (2014 - $376; 2013 - $1,066)	13,998	20,413
Policy loans	1,767,228	1,815,744
Other long-term investments	470,174	521,811
Short-term investments	183,411	134,146
Total investments	45,814,317	43,819,726
Cash	328,487	466,542
Accrued investment income	491,864	465,333
Accounts and premiums receivable, net of allowance for uncollectible amounts (2014 - $3,839; 2013 - $4,283)	123,136	101,039
Reinsurance receivables	6,132,550	6,175,115
Deferred policy acquisition costs and value of business acquired	3,263,299	3,570,215
Goodwill	103,139	105,463
Property and equipment, net of accumulated depreciation (2014 - $116,986; 2013 - $111,579)	52,939	52,403
Other assets	371,233	426,471
Income tax receivable	18,257	—
Assets related to separate accounts
Variable annuity	13,040,828	12,791,438
Variable universal life	813,178	783,618
Total assets	$70,553,227	$68,757,363

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	As of
	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,876,778	$29,772,325
Unearned premiums	1,521,330	1,549,815
Total policy liabilities and accruals	31,398,108	31,322,140
Stable value product account balances	2,261,546	2,559,552
Annuity account balances	11,083,763	11,125,253
Other policyholders’ funds	1,377,504	1,214,380
Other liabilities	1,469,374	1,144,853
Income tax payable	—	12,761
Deferred income taxes	1,476,749	1,050,533
Non-recourse funding obligations	594,066	562,448
Repurchase program borrowings	359,804	350,000
Debt	1,380,000	1,585,000
Subordinated debt securities	540,593	540,593
Liabilities related to separate accounts
Variable annuity	13,040,828	12,791,438
Variable universal life	813,178	783,618
Total liabilities	65,795,513	65,042,569
Commitments and contingencies - Note 10
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2014 and 2013 - 160,000,000 shares issued: 2014 and 2013 - 88,776,960	$44,388	$44,388
Additional paid-in-capital	599,199	606,934
Treasury stock, at cost (2014 - 9,490,513; 2013 - 10,199,514)	(186,818)	(200,416)
Retained earnings	3,026,679	2,769,822
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2014 - $705,180; 2013 - $289,908)	1,309,619	538,400
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2014 - $2,744; 2013 - $325)	5,097	603
Accumulated loss - derivatives, net of income tax: (2014 - $(145); 2013 - $(666))	(268)	(1,235)
Postretirement benefits liability adjustment, net of income tax: (2014 - $(21,637); 2013 - $(23,532))	(40,182)	(43,702)
Total shareowners’ equity	4,757,714	3,714,794
Total liabilities and shareowners’ equity	$70,553,227	$68,757,363

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In-	Treasury	Retained	Comprehensive	Shareowners’
	Stock	Capital	Stock	Earnings	Income	Equity
	(Dollars In Thousands)
Balance, December 31, 2013	$44,388	$606,934	$(200,416)	$2,769,822	$494,066	$3,714,794
Net income for the nine months ended September 30, 2014				310,525		310,525
Other comprehensive income					780,200	780,200
Comprehensive income for the nine months ended September 30, 2014						1,090,725
Cash dividends ($0.68 per share)				(53,668)		(53,668)
Stock-based compensation		(7,735)	13,598			5,863
Balance, September 30, 2014	$44,388	$599,199	$(186,818)	$3,026,679	$1,274,266	$4,757,714

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2014	2013
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$310,525	$274,551
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	43,444	(41,696)
Amortization of deferred policy acquisition costs and value of business acquired	242,031	149,631
Capitalization of deferred policy acquisition costs	(215,616)	(240,398)
Depreciation expense	5,687	6,731
Deferred income tax	8,390	154,457
Accrued income tax	(11,220)	6,857
Interest credited to universal life and investment products	663,117	532,396
Policy fees assessed on universal life and investment products	(729,929)	(659,058)
Change in reinsurance receivables	42,565	60,600
Change in accrued investment income and other receivables	(28,297)	7,370
Change in policy liabilities and other policyholders’ funds of traditional life and health products	12,184	261,691
Trading securities:
Maturities and principal reductions of investments	71,646	152,948
Sale of investments	187,829	220,711
Cost of investments acquired	(160,134)	(297,558)
Other net change in trading securities	(43,699)	(9,069)
Change in other liabilities	220,160	(48,694)
Other income - gains on repurchase of non-recourse funding obligations	(4,587)	(3,359)
Other, net	(8,593)	(85,008)
Net cash provided by operating activities	605,503	443,103
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	941,989	752,754
Sale of investments, available-for-sale	1,465,632	1,718,810
Cost of investments acquired, available-for-sale	(3,056,904)	(3,076,555)
Change in investments, held-to-maturity	(50,000)	(50,000)
Mortgage loans:
New lendings	(649,125)	(392,883)
Repayments	908,364	543,297
Change in investment real estate, net	6,048	1,300
Change in policy loans, net	48,516	9,058
Change in other long-term investments, net	(69,778)	(169,668)
Change in short-term investments, net	(26,392)	(10,912)
Net unsettled security transactions	8,243	31,686
Purchase of property and equipment	(6,223)	(17,983)
Sales of property and equipment	—	86
Payments for business acquisitions	(906)	—
Net cash used in investing activities	(480,536)	(661,010)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	190,000	430,000
Principal payments on line of credit arrangement and debt	(395,000)	(380,000)
Issuance (repayment) of non-recourse funding obligations	31,651	33,900
Repurchase program borrowings	9,804	(50,000)
Dividends to shareowners	(53,668)	(45,474)
Investment product deposits and change in universal life deposits	2,415,424	2,413,676
Investment product withdrawals	(2,461,200)	(2,198,547)
Other financing activities, net	(33)	—
Net cash (used in) provided by financing activities	(263,022)	203,555
Change in cash	(138,055)	(14,352)
Cash at beginning of period	466,542	368,801
Cash at end of period	$328,487	$354,449

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The year-end consolidated condensed financial data was derived from audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Although there were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2014, the Company has clarified the disclosures related to its reinsurance accounting methodology as follows:

Reinsurance Accounting Methodology—Ceded premiums of the Company’s traditional life insurance products are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period. Expense allowances paid by the assuming companies which are allocable to the current period are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances representing recovery of acquisition costs is treated as an offset to direct amortization of DAC or VOBA.

Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.

The Company utilizes reinsurance on certain short duration insurance contracts (primarily issued through the Asset Protection segment). As part of these reinsurance transactions the Company receives reinsurance allowances which reimburse the Company for acquisition costs such as commissions and premium taxes. A ceding fee is also collected to cover other administrative costs and profits for the Company. As a component of reinsurance costs, reinsurance allowances are accounted for in accordance with the relevant provisions of ASC Financial Services — Insurance Topic, which state that reinsurance costs should be amortized over the contract period of the reinsurance if the contract is short-duration.  Accordingly, reinsurance allowances received related to short-duration contracts are capitalized and charged to expense in proportion to premiums earned. Ceded unamortized acquisition costs are netted with direct unamortized acquisition costs in the balance sheet.

Ceded premiums and policy fees on the Company’s universal life (“UL”), VUL, bank-owned life insurance (“BOLI”), and annuity products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period.

Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits. Assumptions regarding mortality, lapses, and interest rates are continuously reviewed and may be periodically changed. These changes will result in “unlocking” that changes the balance in the ceded deferred acquisition cost and can affect the amortization of DAC and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions are based on the best current estimate of expected mortality, lapses and interest spread.

The Company has also assumed certain policy risks written by other insurance companies through reinsurance agreements. Premiums and policy fees as well as Benefits and settlement expenses include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Assumed reinsurance is accounted for in accordance with ASC Financial Services—Insurance Topic.

Reinsurance Allowances — Long-Duration Contracts — Reinsurance allowances are intended to reimburse the ceding company for some portion of the ceding company’s commissions, expenses, and taxes. The amount and timing of reinsurance allowances (both first year and renewal allowances) are contractually determined by the applicable reinsurance contract and do not necessarily bear a relationship to the amount and incidence of expenses actually paid by the ceding company in any given year.

Ultimate reinsurance allowances are defined as the lowest allowance percentage paid by the reinsurer in any policy duration over the lifetime of a universal life policy (or through the end of the level term period for a traditional life policy). Ultimate reinsurance allowances are determined during the negotiation of each reinsurance agreement and will differ between agreements.

The Company determines its “cost of reinsurance” to include amounts paid to the reinsurer (ceded premiums) net of amounts reimbursed by the reinsurer (in the form of allowances).  As noted within ASC Financial Services—Insurance Topic, “The difference, if any, between amounts paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts is part of the estimated cost to be amortized.”  The Company’s policy is to amortize the cost of reinsurance over the life of the underlying reinsured contracts (for long-duration policies) in a manner consistent with the way in which benefits and expenses on the underlying contracts are recognized.  For the Company’s long-duration contracts, it is the Company’s practice to defer reinsurance allowances as a component of the cost of reinsurance and recognize the portion related to the recovery of acquisition costs as a reduction of applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The remaining balance of reinsurance allowances are included as a component of the cost of reinsurance and those allowances which are allocable to the current period are recorded as an offset to operating expenses in the current period consistent with the recognition of benefits and expenses on the underlying reinsured contracts. This practice is consistent with the Company’s practice of capitalizing direct expenses (e.g. commissions), and results in the recognition of reinsurance allowances on a systematic basis over the life of the reinsured policies on a basis consistent with the way in which acquisition costs on the underlying reinsured contracts would be recognized.  In some cases reinsurance allowances allocable to the current period may exceed non-deferred direct costs, which may cause net other operating expenses (related to specific contracts) to be negative.

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

Amortization of deferred policy acquisition cost and VOBA reflects the amortization of capitalized reinsurance allowances representing recovery of acquisition costs. Ceded amortization decreases reinsurance cost.

Other expenses include reinsurance allowances paid by assuming companies to the Company less amounts representing recovery of acquisition costs. Reinsurance allowances decrease reinsurance cost.

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

ASU No. 2014-09 — Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update is effective for annual and interim periods beginning after December 15, 2016. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

ASU No. 2014-11 — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This Update changes the requirements for classification of certain repurchase agreements, and will expand the use of secured borrowing accounting for repurchase-to-maturity transactions. In addition, the Update requires additional disclosures for repurchase agreements accounted for both as sales and as secured borrowings. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Update is not anticipated to impact the Company’s financial position or results of operations. The Company is reviewing its policies and processes to ensure compliance with the additional disclosure requirements in this Update.

ASU No. 2014-15 — Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This Update will require management to assess an entity’s ability to continue as a going concern, and will require footnote disclosures in certain circumstances. Under the updated guidance, management should consider relevant conditions and evaluate whether it is probable that the entity will be unable to meet its obligations within one year after the issuance date of the financial statements. The Update is effective for annual periods ending December 31, 2016 and interim periods thereafter, with early adoption is permitted. The amendments in this Update will not impact the Company’s financial position or results of operations. However, the new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with the new guidance.

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

The MONY acquisition was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. During the nine months ended September 30, 2014, as a result of new information obtained about facts and circumstances that existed as of the acquisition date, the Company recorded certain measurement period adjustments to fixed maturities, mortgage loans, cash, accounts and premiums receivable, VOBA, other assets, deferred income taxes, future policy benefits and claims, other policyholders’ funds, and other liabilities. These were customary adjustments that occurred during the normal course of reviewing and integrating the MONY acquisition. The net result on the amount of VOBA recorded by the Company in relation to the MONY acquisition was to decrease VOBA by approximately $14.0 million. This impact has been revised in the comparative consolidated balance sheet presented as of December 31, 2013. The Company has determined that the impact on amortization and other related amounts within the comparative interim and annual periods from that previously presented in the annual or interim consolidated condensed statements of income is immaterial. The amounts presented in the following table related to the MONY acquisition (presented as of the acquisition date of October 1, 2013) have been retrospectively revised for the aforementioned measurement period adjustments.

The following table summarizes the consideration paid for the acquisition and the determination of the fair value of assets acquired and liabilities assumed at the acquisition date:

Fair Value
As of
October 1, 2013
(Dollars In Thousands)
Assets
Fixed maturities, at fair value	$6,557,853
Equity securities, at fair value	108,413
Mortgage loans	830,415
Policy loans	967,534
Short-term investments	130,963
Total investments	8,595,178
Cash	216,164
Accrued investment income	114,695
Accounts and premiums receivable, net of allowance for uncollectible amounts	26,055
Reinsurance receivable	422,692
Value of business acquired	205,767
Other assets	5,104
Income tax receivables	21,197
Deferred income taxes	188,142
Separate account assets	195,452
Total assets	$9,990,446
Liabilities
Future policy benefits and claims	$7,645,969
Unearned premiums	3,066
Total policy liabilities and accruals	7,649,035
Annuity account balances	752,163
Other policyholders’ funds	636,448
Other liabilities	66,124
Non-recourse funding obligation	2,548
Separate account liabilities	195,344
Total liabilities	9,301,662
Net assets acquired	$688,784

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned acquisition was completed as of January 1, 2012:

	Unaudited
	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(Dollars In Thousands)
Revenue	$1,166,516	$3,482,582
Net income	$128,036	$333,552
EPS - basic	$1.61	$4.20
EPS - diluted	$1.58	$4.12

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

Summarized financial information for the Closed Block from December 31, 2013 through September 30, 2014 is as follows:

	As of
	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other	$6,172,310	$6,261,819
Policyholder dividend obligation	301,215	190,494
Other liabilities	28,102	1,259
Total closed block liabilities	6,501,627	6,453,572
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,441,257	$4,113,829
Equity securities, available-for-sale, at fair value	5,384	5,223
Mortgage loans on real estate	483,836	601,959
Policy loans	780,450	802,013
Cash and other invested assets	16,411	140,577
Other assets	214,785	206,938
Total closed block assets	5,942,123	5,870,539
Excess of reported closed block liabilities over closed block assets	559,504	583,033
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of deferred tax benefit of $0 and $1,074 net of policyholder dividend obligation of $69,409 and $12,720	—	(1,994)
Future earnings to be recognized from closed block assets and closed block liabilities	$559,504	$581,039

Reconciliation of the policyholder dividend obligation from December 31, 2013 through September 30, 2014 is as follows:

For The
Nine Months Ended
September 30, 2014
(Dollars In Thousands)
Policyholder dividend obligation, at December 31, 2013	$190,494
Applicable to net revenue (losses)	(8,781)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	119,502
Policyholder dividend obligation, end of period	$301,215

Closed Block revenues and expenses were as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(Dollars In Thousands)
Revenues
Premiums and other income	$48,596	$151,442
Net investment income	63,847	176,470
Net investment gains	223	6,328
Total revenues	112,666	334,240
Benefits and other deductions
Benefits and settlement expenses	101,200	300,735
Other operating expenses	286	376
Total benefits and other deductions	101,486	301,111
Net revenues before income taxes	11,180	33,129
Income tax expense	3,913	11,595
Net revenues	$7,267	$21,534

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

Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of the Company’s common stock, which adoption was approved at a Special Meeting of Shareholders held on October 6, 2014, (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Dai-ichi and its affiliates, (3) the receipt of certain insurance regulatory approvals, (4) the absence of any laws that have been adopted or promulgated, or any order, injunction, decision or decree issued or remaining in effect, that would prohibit the Merger or make the Merger illegal, and (5) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period terminated on July 25, 2014, pursuant to a grant of early termination by the Federal Trade Commission. Each party’s obligation to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects. The Merger Agreement does not contain a financing condition.

The Merger Agreement contains representations and warranties customary for transactions of this type. The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time, and not to engage in certain kinds of transactions during this period. In addition, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by February 28, 2015, which date is extended until April 30, 2015 in the event of delays in obtaining regulatory approval.

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

6.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Fixed maturities	$22,329	$10,546	$49,897	$42,007
Equity securities	1,298	—	1,298	2,367
Impairments on fixed maturity securities	(2,354)	(7,421)	(5,405)	(13,918)
Impairments on equity securities	—	(1,260)	—	(3,347)
Modco trading portfolio	(17,225)	(25,960)	110,067	(167,982)
Other investments	(5,208)	(4,094)	(7,806)	(10,023)
Total realized gains (losses) - investments	$(1,160)	$(28,189)	$148,051	$(150,896)

For the three and nine months ended September 30, 2014, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $23.9 million and $51.9 million and gross realized losses were $2.5 million and $5.9 million, including $2.3 million and $5.1 million of impairment losses, respectively.

For the three and nine months ended September 30, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $11.7 million and $48.5 million and gross realized losses were $9.6 million and $20.8 million, including $8.5 million and $16.7 million of impairment losses, respectively.

For the three and nine months ended September 30, 2014, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $497.1 million and $1.1 billion, respectively. The gain realized on the sale of these securities was $23.9 million and $51.9 million, respectively.

For the three and nine months ended September 30, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $332.1 million and $1.1 billion, respectively. The gain realized on the sale of these securities was $11.7 million and $48.5 million, respectively.

For the three and nine months ended September 30, 2014, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $2.3 million and $6.7 million, respectively. The losses realized on the sale of these securities were $0.3 million and $0.8 million, respectively. These securities were sold in conjunction with the Company’s overall asset liability management process.

For the three and nine months ended September 30, 2013, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $7.0 million and $64.2 million, respectively. The losses realized on the sale of these securities were $1.1 million and $4.1 million, respectively. These securities were sold in conjunction with the Company’s overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of September 30, 2014 and December 31, 2013, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2014
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,405,720	$51,253	$(14,134)	$1,442,839	$7,945
Commercial mortgage-backed securities	1,137,642	43,744	(5,863)	1,175,523	—
Other asset-backed securities	869,175	13,437	(34,273)	848,339	(105)
U.S. government-related securities	1,563,337	43,178	(22,305)	1,584,210	—
Other government-related securities	19,004	3,016	—	22,020	1
States, municipals, and political subdivisions	1,371,113	243,943	(2,349)	1,612,707	—
Corporate bonds	25,026,858	2,497,515	(117,387)	27,406,986	—
	31,392,849	2,896,086	(196,311)	34,092,624	7,841
Equity securities	767,889	34,209	(16,525)	785,573	—
Short-term investments	108,088	—	—	108,088	—
	$32,268,826	$2,930,295	$(212,836)	$34,986,285	$7,841
2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,435,477	$34,155	$(24,564)	$1,445,068	$979
Commercial mortgage-backed securities	963,461	26,900	(19,705)	970,656	—
Other asset-backed securities	926,396	15,135	(69,548)	871,983	(51)
U.S. government-related securities	1,529,818	32,150	(54,078)	1,507,890	—
Other government-related securities	49,171	2,257	(1)	51,427	—
States, municipals, and political subdivisions	1,315,457	103,663	(8,291)	1,410,829	—
Corporate bonds	24,650,500	1,508,317	(392,067)	25,766,750	—
	30,870,280	1,722,577	(568,254)	32,024,603	928
Equity securities	654,579	6,631	(36,362)	624,848	—
Short-term investments	81,703	—	—	81,703	—
	$31,606,562	$1,729,208	$(604,616)	$32,731,154	$928

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of September 30, 2014 and December 31, 2013, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
2014
Fixed maturities:
Other	$415,000	$38,741	$—	$453,741	$—
	$415,000	$38,741	$—	$453,741	$—
2013
Fixed maturities:
Other	$365,000	$—	$(29,324)	$335,676	$—
	$365,000	$—	$(29,324)	$335,676	$—

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had no gross unrecognized holding losses for the period ended September 30, 2014 and $29.3 million for the year ended December 31, 2013. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

As of September 30, 2014 and December 31, 2013, the Company had an additional $2.8 billion and $2.8 billion of fixed maturities, $24.1 million and $21.2 million of equity securities, and $75.3 million and $52.4 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of September 30, 2014, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$1,043,275	$1,057,236	$—	$—
Due after one year through five years	4,538,893	4,831,128	—	—
Due after five years through ten years	8,886,075	9,347,371	—	—
Due after ten years	16,924,606	18,856,889	415,000	453,741
	$31,392,849	$34,092,624	$415,000	$453,741

During the three and nine months ended September 30, 2014, the Company recorded pre-tax other-than-temporary impairments of investments of $1.1 million and $2.0 million, all of which related to fixed maturities, respectively. Credit impairments recorded in earnings during the three and nine months ended September 30, 2014 were $2.3 million and $5.4 million, respectively. During the three and nine months ended September 30, 2014, $1.2 million and $3.4 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses, respectively. For the three and nine months ended September 30, 2014, there were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell.

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

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of other-than-temporary impairments were recognized in other comprehensive income (loss):

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Beginning balance	$17,985	$51,832	$41,692	$122,121
Additions for newly impaired securities	—	1,663	—	3,278
Additions for previously impaired securities	626	4,840	1,653	7,894
Reductions for previously impaired securities due to a change in expected cash flows	(3,672)	(6,537)	(28,406)	(74,007)
Reductions for previously impaired securities that were sold in the current period	—	—	—	(7,488)
Ending balance	$14,939	$51,798	$14,939	$51,798

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$149,282	$(7,781)	$88,374	$(6,353)	$237,656	$(14,134)
Commercial mortgage-backed securities	123,244	(1,534)	124,578	(4,329)	247,822	(5,863)
Other asset-backed securities	109,657	(5,537)	551,045	(28,736)	660,702	(34,273)
U.S. government-related securities	374,160	(7,835)	348,900	(14,470)	723,060	(22,305)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	880	(6)	40,936	(2,343)	41,816	(2,349)
Corporate bonds	2,218,594	(54,117)	995,498	(63,270)	3,214,092	(117,387)
Equities	90,797	(1,305)	128,465	(15,220)	219,262	(16,525)
	$3,066,614	$(78,115)	$2,277,796	$(134,721)	$5,344,410	$(212,836)

RMBS have a gross unrealized loss greater than twelve months of $6.4 million as of September 30, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

CMBS have a gross unrealized loss greater than twelve months of $4.3 million as of September 30, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $28.7 million as of September 30, 2014. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The U.S. government-related category has gross unrealized losses greater than twelve months of $14.5 million as of September 30, 2014. These declines were entirely related to changes in interest rates.

The corporate bonds category has gross unrealized losses greater than twelve months of $63.3 million as of September 30, 2014. These declines were primarily related to changes in interest rates during the period. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category has a gross unrealized loss greater than twelve months of $15.2 million as of September 30, 2014. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

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

As of September 30, 2014, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.6 billion. In addition, included in the Company’s trading portfolio, the Company held $322.6 million of securities which were rated below investment grade. Approximately $786.5 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Fixed maturities	$(143,367)	$(156,636)	$1,004,990	$(1,175,458)
Equity securities	(2,184)	(12,791)	30,820	(17,393)

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was continued to be classified as a VIE as of September 30, 2014 and December 31, 2013. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 9, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the holding company (“PLC”) has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of September 30, 2014, no payments have been made or required related to this guarantee.

7.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2014, the Company’s mortgage loan holdings were approximately $5.2 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

Certain of the Company’s mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are with these options called at their next call dates, approximately $29.9 million would become due for the remainder of 2014, $1.1 billion in 2015 through 2019, $510.0 million in 2020 through 2024, and $129.3 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2014 and December 31, 2013, approximately $583.4 million and $666.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine month periods ended September 30, 2014 and 2013, the Company recognized $8.0 million, $13.8 million, $3.7 million and $12.9 million, respectively, of participating mortgage loan income.

As of September 30, 2014, approximately $34.0 million, or 0.07%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the nine months ended September 30, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the quarter included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the three and nine month periods ending September 30, 2014, the Company accepted or agreed to accept assets of $11.2 million and $26.3 million in satisfaction of $14.6 million and $30.6 million of principal, respectively. The Company also identified one loan whose principal of $12.6 million was permanently impaired to a value of $7.3 million. These transactions resulted in a $5.3 million and $6.2 million decrease in the Company’s investment in mortgage loans net of existing allowances for mortgage loans losses. Of the mortgage loan transactions accounted for as troubled debt restructurings, $21.8 million remain on the Company’s balance sheet as of September 30, 2014.

The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of September 30,

2014, $34.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured; $21.8 million of these nonperforming loans were restructured during the nine months ended September 30, 2014. The Company did not foreclose on any loans during the nine months ended September 30, 2014.

As of September 30, 2014, none of the loans subject to a pooling and servicing agreement were nonperforming. The Company did not foreclose on any nonperforming loans during the nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, the Company had an allowance for mortgage loan credit losses of $3.7 million and $3.1 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
Beginning balance	$3,130	$2,875
Charge offs	(416)	(6,838)
Recoveries	(2,600)	(1,016)
Provision	3,536	8,109
Ending balance	$3,650	$3,130

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of September 30, 2014.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$15,104	$1,659	$10,502	$27,265
Number of delinquent commercial mortgage loans	5	1	5	11

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to 90 days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of September 30, 2014 and December 31, 2013:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2014
Commercial mortgage loans:
With no related allowance recorded	$6,045	$7,558	$—	$1,511	$—	$—
With an allowance recorded	16,054	16,043	3,650	3,211	187	187
2013
Commercial mortgage loans:
With no related allowance recorded	$2,208	$2,208	$—	$2,208	$31	$—
With an allowance recorded	21,288	21,281	3,130	5,322	304	304

Mortgage loans that were modified in a troubled debt restructuring were as follows:

Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars In Thousands)
2014
Troubled debt restructuring:
Commercial mortgage loans	5	$27,164	$21,848

8.                                      GOODWILL

During the nine months ended September 30, 2014, the Company decreased its goodwill balance by approximately $2.3 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2014 on the portion of tax goodwill in excess of GAAP basis goodwill. As of September 30, 2014, the Company had an aggregate goodwill balance of $103.1 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2013, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. During the nine months ended September 30, 2014, no events occurred which indicate an impairment should be recorded or which would invalidate the previous results of the Company’s impairment assessment.

9.                                      DEBT AND OTHER OBLIGATIONS

The Company has access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of the Company’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The Credit Facility also provides for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2014. There was an outstanding balance of $280.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of September 30, 2014.

Non-Recourse Funding Obligations

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of September 30, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of September 30, 2014, securities related to $176.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $398.4 million of the non-recourse funding obligations were held by our affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of September 30, 2014, no payments have been made under these agreements.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V, a Vermont special purpose financial insurance company, and Red Mountain, both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of September 30, 2014, the principal balance of the Red Mountain note was $415 million. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of September 30, 2014, no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $415 million outstanding non-recourse funding obligation as of September 30, 2014. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of September 30, 2014, on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$176,551	2052	1.12%
Golden Gate V Vermont Captive Insurance Company(1)	415,000	2037	6.25%
MONY Life Insurance Company(1)	2,515	2024	6.63%
Total	$594,066

(1) Fixed rate obligations

During the nine months ended September 30, 2014, the Company repurchased $18.3 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $4.6 million pre-tax gain for the Company. During the nine months ended September 30, 2013, the Company repurchased $16.1 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $3.4 million pre-tax gain for the Company. These gains are recorded in other income in the consolidated statements of income.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, the Company entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. On June 25, 2014, the Company entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $925 million as of September 30, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $935 million in 2015. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of September 30, 2014, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during the third quarter of 2014 and was $740 million as of September 30, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of September 30, 2014, no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of

September 30, 2014, the fair value of securities pledged under the repurchase program was $402.0 million and the repurchase obligation of $359.8 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 8 basis points). During the nine months ended September 30, 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $511.3 million (at an average borrowing rate of 10 basis points) during the nine months ended September 30, 2014. As of December 31, 2013, the Company had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

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

Since the entry into the Merger Agreement on June 3, 2014, four lawsuits have been filed against the Company, our directors, Dai-ichi and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. On June 11, 2014, a putative class action lawsuit styled Edelman, et al. v. Protective Life Corporation, et al., Civil Action No. 01-CV-2014-902474.00, was filed in the Circuit Court of Jefferson County, Alabama. On July 30, 2014, the plaintiff in Edelman filed an amended complaint. Three putative class action lawsuits were filed in the Court of Chancery of the State of Delaware, Martin, et al. v. Protective Life Corporation, et al., Civil Action No. 9794-CB, filed June 19, 2014, Leyendecker, et al. v. Protective Life Corporation, et al., Civil Action No. 9931-CB, filed July 22, 2014 and Hilburn, et al. v. Protective Life Corporation, et al., Civil Action No. 9937-CB, filed July 23, 2014. The Delaware Court of Chancery consolidated the Martin, Leyendecker and Hilburn actions under the caption In re Protective Life Corp. Stockholders Litigation, Consolidated Civil Action No. 9794-CB, designated the Hilburn complaint as the operative consolidated complaint (the “Delaware Action”) and appointed Charlotte Martin, Samuel J. Leyendecker, Jr., and Deborah J. Hilburn to serve as co-lead plaintiffs. These lawsuits alleged that our Board of Directors breached its fiduciary duties to our shareowners, that the Merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers, and that the preliminary proxy statement filed with the SEC on July 10, 2014 failed to disclose purportedly material information. The complaints also alleged that the Company, Dai-ichi and DL Investment (Delaware), Inc. aided and abetted those alleged breaches of fiduciary duties. The complaints seek injunctive relief, including enjoining or rescinding the Merger, and attorneys’ and other fees and costs, in addition to other relief. The Delaware Action also seeks an award of unspecified damages.

With respect to the Edelman lawsuit, on September 5, 2014, the court held a hearing to address motions to dismiss the lawsuit filed on behalf of the Company, the members of the Company’s Board, and DL Investment (Delaware), Inc. On September 19, 2014, the court granted those motions and dismissed the Edelman lawsuit in its entirety and with prejudice, pending a possible appeal by the plaintiff. With respect to the Delaware Action, on September 24, 2014, the Company, each of the members of the Company’s Board, Dai-ichi, and DL Investment (Delaware), Inc. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in that case, which sets forth the parties’ agreement in principle for a settlement of the Delaware Action. As set forth in the MOU, the Company, the members of the Company’s Board, Dai-ichi, and DL Investment (Delaware), Inc. agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for the certification of a mandatory non opt-out class, for settlement purposes only, to include any and all record and beneficial owners of shares (excluding the members of the Company’s Board and their immediate family members, any entity in which any member of the Company’s Board has a controlling interest, and any successors in interest thereto) that held shares at any time during the period beginning on June 3, 2014, through the date of consummation or termination of the proposed Merger, including any and all of their respective successors in interest, successors, predecessors in interest, representatives, trustees, executors, administrators, heirs, assigns, or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, together with their predecessors, successors and assigns, and a global release of claims relating to the Merger as set forth in the MOU. As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger which are set forth in the Company’s Form 8-K filed on September 25, 2014 and which supplement the information contained in the Company’s definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014. Nothing in the Form 8-K or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K. The claims in the Delaware Action will not be released until the stipulation of settlement is approved by the Court of Chancery of the State of Delaware. The settlement will not affect the consideration to be received by the Company stockholders in connection with the Merger.

Although the Company cannot predict the outcome of any litigation or regulatory action or provide assurances as to the ultimate settlement of the Delaware Action, the Company does not believe that any such outcome will have an impact, either individually or in the aggregate, on its financial condition or results of operations that differs materially from the Company’s established liabilities. Given the inherent difficulty in predicting the outcome of such matters, however, it is possible that an adverse outcome in certain such matters could be material to the Company’s financial condition or results of operations for any particular reporting period.

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

The Company has received notice from two third party auditors that certain of the Company’s insurance subsidiaries, as well as certain other insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, the early stages of the audits being conducted, and, with respect to one block of life insurance policies that is co-insured by a subsidiary of the Company, uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with such policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits probable or reasonably estimable.

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

11.                               STOCK-BASED COMPENSATION

During the nine months ended September 30, 2014, 203,295 performance shares with an estimated fair value of $10.5 million were awarded. The criteria for payment of the 2014 performance awards is based primarily on the Company’s average operating return on average equity (“ROE”) over a three-year period. If the Company’s ROE is below 10.5%, no award is earned. If the Company’s ROE is at or above 12.0%, the award maximum is earned. Awards are paid in shares of the Company’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. The Company issued 98,700 restricted stock units for the nine months ended September 30, 2014. These awards had a total fair value at grant date of $5.1 million. Approximately half of these restricted stock units vest after three years from the grant date and the remainder vest after four years.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2013	$23.08	1,305,101
SARs granted	—	—
SARs exercised / forfeited	21.94	(1,127,156)
Balance at September 30, 2014	$30.27	177,945

The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR. There were no SARs issued for the nine months ended September 30, 2014.

For more information about the impact that the proposed merger with Dai-ichi will have on stock-based compensation, refer to Note 5, Proposed Dai-ichi Merger.

12.                               EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,453	$2,708	$7,359	$8,124
Interest cost on projected benefit obligation	2,993	2,553	8,979	7,659
Expected return on plan assets	(3,065)	(2,759)	(9,195)	(8,277)
Amortization of prior service cost/(credit)	(95)	(95)	(285)	(285)
Amortization of actuarial losses	1,897	2,729	5,691	8,187
Total benefit cost	$4,183	$5,136	$12,549	$15,408

During the nine months ended September 30, 2014, the Company contributed $9.0 million to its defined benefit pension plan for the 2013 plan year and $6.3 million for the 2014 plan year. During October of 2014, the Company contributed $0.2 million to the defined benefit pension plan for the 2014 plan year. The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the nine months ended September 30, 2014, was immaterial to the Company’s financial statements.

13.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2014 and December 31, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

				Total
				Accumulated
	Unrealized	Accumulated	Minimum	Other
	Gains and Losses	Gain and Loss	Pension Liability	Comprehensive
	on Investments(2)	Derivatives	Adjustment	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2013	$539,003	$(1,235)	$(43,702)	$494,066
Other comprehensive income (loss) before reclassifications	800,982	(58)	—	800,924
Other comprehensive income (loss) relating to other- than-temporary impaired investments for which a portion has been recognized in earnings	4,494	—	—	4,494
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(29,763)	1,025	3,520	(25,218)
Net current-period other comprehensive income (loss)	775,713	967	3,520	780,200
Ending Balance, September 30, 2014	$1,314,716	$(268)	$(40,182)	$1,274,266

(1) See Reclassification table below for details.

(2) These balances were offset by the impact of DAC and VOBA by $198.1 million and $380.4 million as of December 31, 2013 and September 30, 2014, respectively.

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

The following tables summarize the reclassifications amounts out of AOCI for the three months ended September 30, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)

Accumulated Other Comprehensive Income (Loss) Components

For The Three Months Ended September 30, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(293)	Benefits and settlement expenses, net of reinsurance ceded
	(293)	Total before tax
	103	Tax (expense) or benefit
	$(190)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$23,627	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(2,354)	Net impairment losses recognized in earnings
	21,273	Total before tax
	(7,446)	Tax (expense) or benefit
	$13,827	Net of tax

Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(1,900)	Other operating expenses
Amortization of prior service credit/(cost)	95	Other operating expenses
	(1,805)	Total before tax
	632	Tax (expense) or benefit
	$(1,173)	Net of tax

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

(1) See Note 17, Derivative Financial Instruments for additional information.

The following tables summarize the reclassifications amounts out of AOCI for the nine months ended September 30, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)

Accumulated Other Comprehensive Income (Loss) Components

For The Nine Months Ended September 30, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,577)	Benefits and settlement expenses, net of reinsurance ceded
	(1,577)	Total before tax
	552	Tax (expense) or benefit
	$(1,025)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$51,195	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(5,405)	Net impairment losses recognized in earnings
	45,790	Total before tax
	(16,027)	Tax (expense) or benefit
	$29,763	Net of tax

Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(5,700)	Other operating expenses
Amortization of prior service credit/(cost)	285	Other operating expenses
	(5,415)	Total before tax
	1,895	Tax (expense) or benefit
	$(3,520)	Net of tax

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$118,909	$93,061	$310,525	$274,551

Average shares issued and outstanding	79,095,917	78,521,996	78,860,218	78,396,347
Issuable under various deferred compensation plans	1,135,674	970,278	1,081,800	950,424
Weighted shares outstanding - basic	80,231,591	79,492,274	79,942,018	79,346,771

Per share:
Net income - basic	$1.48	$1.17	$3.88	$3.46

Calculation of diluted earnings per share:
Net income	$118,909	$93,061	$310,525	$274,551

Weighted shares outstanding - basic	80,231,591	79,492,274	79,942,018	79,346,771
Stock appreciation rights (“SARs”)(1)	72,223	409,964	342,203	433,174
Issuable under various other stock-based compensation plans	869,320	592,580	718,215	758,976
Restricted stock units	285,736	357,260	258,813	343,631
Weighted shares outstanding - diluted	81,458,870	80,852,078	81,261,249	80,882,552

Per share:
Net income - diluted	$1.46	$1.15	$3.82	$3.39

(1)Excludes 454,925 SARs as of September 30, 2013, respectively, that are antidilutive. In the event the average market price exceeds the  issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the  diluted average shares outstanding, for applicable periods.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
Balance, beginning of period	$105,881	$75,292
Additions for tax positions of the current year	6,898	7,465
Additions for tax positions of prior years	41,109	26,386
Reductions of tax positions of prior years:
Changes in judgment	(9,294)	(2,740)
Settlements during the period	—	—
Lapses of applicable statue of limitations	—	(522)
Balance, end of period	$144,594	$105,881

The Company believes that it is possible that in the next 12 months approximately $115.3 million of these unrecognized tax benefits will be reduced due to the expected closure of the aforementioned Appeals process and the lapsing of previous tax years’ statutes of limitations. In general, this closure would represent the Company’s possible successful negotiation of certain issues, coupled with its payment of the assessed taxes on the remaining issues. Regarding the amounts reported above for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, discussions with the IRS during these periods, which related to their ongoing examination of tax years 2008 through 2011, prompted the Company to contemporaneously revise upward its measurement of unrecognized tax benefits. These revisions included increasing prior determinations of amounts accrued for in earlier years as well as reducing some previously accrued amounts. These changes were almost entirely related to timing issues. Therefore, aside from the cost of interest, such changes did not result in any impact on the Company’s effective tax rate.

In July 2014, the IRS issued guidance related to the tax method of accounting for hedges of guaranteed benefits on variable annuity contracts. The Company has issued contracts that provide such benefits. It has treated the derivatives that economically hedge the risk associated with such contracts as tax hedges. There are several uncertainties regarding the provisions of this guidance. Examples include its effective date and its scope. Therefore, it is uncertain at this time whether this guidance will be applicable to the Company and whether it will adopt this guidance’s prescribed methodology. Consequently, the Company currently believes that the amounts of unrecognized tax benefits that relate to this issue and that are disclosed above are appropriate.

The Company used its estimate of its annual 2014 and 2013 income in computing its effective income tax rates for the three and nine months ended September 30, 2014 and 2013. The effective tax rates for the three and nine months ended September 30, 2014 were 35.7% and 34.3%, respectively, and 34.5% and 34.1% for the three and nine months ended September 30, 2013, respectively.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2014.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,442,834	$5	$1,442,839
Commercial mortgage-backed securities	—	1,175,523	—	1,175,523
Other asset-backed securities	—	282,971	565,368	848,339
U.S. government-related securities	1,316,839	267,371	—	1,584,210
State, municipalities, and political subdivisions	—	1,609,032	3,675	1,612,707
Other government-related securities	—	22,020	—	22,020
Corporate bonds	132	26,029,048	1,377,806	27,406,986
Total fixed maturity securities - available-for-sale	1,316,971	30,828,799	1,946,854	34,092,624

Fixed maturity securities - trading
Residential mortgage-backed securities	—	290,862	—	290,862
Commercial mortgage-backed securities	—	151,870	—	151,870
Other asset-backed securities	—	101,523	170,676	272,199
U.S. government-related securities	229,222	4,889	—	234,111
State, municipalities, and political subdivisions	—	284,132	—	284,132
Other government-related securities	—	55,901	—	55,901
Corporate bonds	—	1,517,519	23,177	1,540,696
Total fixed maturity securities - trading	229,222	2,406,696	193,853	2,829,771
Total fixed maturity securities	1,546,193	33,235,495	2,140,707	36,922,395
Equity securities	637,708	98,882	73,058	809,648
Other long-term investments(1)	99,961	71,316	105,417	276,694
Short-term investments	146,557	36,854	—	183,411
Total investments	2,430,419	33,442,547	2,319,182	38,192,148
Cash	328,487	—	—	328,487
Other assets	11,692	—	—	11,692
Assets related to separate accounts
Variable annuity	13,040,828	—	—	13,040,828
Variable universal life	813,178	—	—	813,178
Total assets measured at fair value on a recurring basis	$16,624,604	$33,442,547	$2,319,182	$52,386,333

Liabilities:
Annuity account balances(2)	$—	$—	$98,129	$98,129
Other liabilities (1)	39,510	46,155	533,746	619,411
Total liabilities measured at fair value on a recurring basis	$39,510	$46,155	$631,875	$717,540

(1)Includes certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,445,040	$28	$1,445,068
Commercial mortgage-backed securities	—	970,656	—	970,656
Other asset-backed securities	—	326,175	545,808	871,983
U.S. government-related securities	1,211,141	296,749	—	1,507,890
State, municipalities, and political subdivisions	—	1,407,154	3,675	1,410,829
Other government-related securities	—	51,427	—	51,427
Corporate bonds	107	24,216,703	1,549,940	25,766,750
Total fixed maturity securities - available-for-sale	1,211,248	28,713,904	2,099,451	32,024,603

Fixed maturity securities - trading
Residential mortgage-backed securities	—	310,877	—	310,877
Commercial mortgage-backed securities	—	158,570	—	158,570
Other asset-backed securities	—	93,278	194,977	288,255
U.S. government-related securities	191,332	4,906	—	196,238
State, municipalities, and political subdivisions	—	260,892	—	260,892
Other government-related securities	—	57,097	—	57,097
Corporate bonds	—	1,497,362	29,199	1,526,561
Total fixed maturity securities - trading	191,332	2,382,982	224,176	2,798,490
Total fixed maturity securities	1,402,580	31,096,886	2,323,627	34,823,093
Equity securities	523,219	50,927	71,881	646,027
Other long-term investments (1)	56,469	54,965	196,133	307,567
Short-term investments	132,544	1,602	—	134,146
Total investments	2,114,812	31,204,380	2,591,641	35,910,833
Cash	466,542	—	—	466,542
Other assets	10,979	—	—	10,979
Assets related to separate accounts
Variable annuity	12,791,438	—	—	12,791,438
Variable universal life	783,618	—	—	783,618
Total assets measured at fair value on a recurring basis	$16,167,389	$31,204,380	$2,591,641	$49,963,410

Liabilities:
Annuity account balances (2)	$—	$—	$107,000	$107,000
Other liabilities (1)	30,241	156,931	270,630	457,802
Total liabilities measured at fair value on a recurring basis	$30,241	$156,931	$377,630	$564,802

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2014.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2014, the Company held $3.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of September 30, 2014, the Company held $736.1 million of Level 3 ABS, which included $565.4 million of other asset-backed securities classified as available-for-sale and $170.7 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of September 30, 2014, the Company classified approximately $29.8 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of September 30, 2014, the Company classified approximately $1.4 billion of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of September 30, 2014, the Company held approximately $171.9 million of equity securities classified as Level 2 and Level 3. Of this total, $66.0 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily investments in preferred stock.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 17, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2014, 98.2% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for September 30, 2014, ranged from a one month rate of 0.29%, a 5 year rate of 2.58%, and a 30 year rate of 4.21%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Fair Value
	As of	Valuation	Unobservable	Range
	September 30, 2014	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$564,877	Discounted cash flow	Liquidity premium	0.59% - 1.49% (0.82%)
			Paydown rate	9.29% - 15.18% (12.42%)
Corporate bonds	1,312,780	Discounted cash flow	Spread over treasury	0.51% - 5.75% (1.86%)
Liabilities:
Embedded derivatives - GMWB(1)	$24,854	Actuarial cash flow model	Mortality	49% to 80% of 1994 MGDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	97% - 103%
			Nonperformance risk	0.13% - 1.02%
Annuity account balances(2)	98,129	Actuarial cash flow model	Asset earned rate	3.86% - 5.92%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on
surrender charge period
			Nonperformance risk	0.13% - 1.02%
Embedded derivative - FIA	103,497	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.13% - 1.02%
Embedded derivative - IUL	2,609	Actuarial cash flow model	Mortality	37% - 74% of 2008 VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.13% - 1.02%

(1)The fair value for the GMWB embedded derivative is presented as a net liability for the purposes of this chart. Excludes modified coinsurance arrangements.

(2)Represents account balance liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of September 30, 2014, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $248.4 million of financial instruments being classified as Level 3 as of September 30, 2014. Of the $248.4 million, $171.2 million are other asset backed securities, $74.2 million are corporate bonds, and $3.0 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of September 30, 2014, the Company held $87.7 million of financial instruments where book value approximates fair value. Of the $87.7 million, $70.0 million represents equity securities, which are predominantly FHLB stock, $14.0 million are corporate bonds, and $3.7 million are other fixed maturity securities.

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

The fair value of the FIA account balance liability is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the FIA account balance liability is sensitive to the asset earned rate and required return on assets, which are unobservable. The value of the liability increases with an increase in required return on assets and a decrease in the asset earned rate and conversely, the value of the liability decreases with a decrease in required return on assets and an increase in the asset earned rate.

The fair value of the FIA embedded derivative is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the FIA embedded derivative is sensitive to non-performance risk, which is unobservable. The value of the liability increases with decreases in the discount rate and non-performance risk and decreases with increases in the discount rate and nonperformance risk. The value of the liability increases with increases in equity returns and the liability decreases with a decrease in equity returns.

The fair value of the IUL embedded derivative is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the IUL embedded derivative is sensitive to non-performance risk. The value of the liability increases with decreases in the discount rate and non-performance risk and decreases with increases in the discount rate and nonperformance risk, which is unobservable. The value of the liability increases with increases in equity returns and the liability decreases with a decrease in equity returns.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2014, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$10	$—	$—	$—	$(1)	$—	$(5)	$—	$—	$—	$1	$5	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	568,097	—	2,161	(71)	(4,299)	—	(140)	—	—	—	(380)	565,368	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1,524,297	201	8,435	—	(9,452)	11,797	(59,352)	—	—	(96,565)	(1,555)	1,377,806	—
Total fixed maturity securities - available-for-sale	2,096,079	201	10,596	(71)	(13,752)	11,797	(59,497)	—	—	(96,565)	(1,934)	1,946,854	—
Fixed maturity securities - trading
Residential mortgage-backed securities	842	11	—	—	—	—	—	—	—	(853)	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	176,386	1,834	—	(837)	—	—	(7,137)	—	—	—	430	170,676	1,287
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	31,520	182	—	(676)	—	—	(5,583)	—	—	(2,518)	252	23,177	234
Total fixed maturity securities - trading	208,748	2,027	—	(1,513)	—	—	(12,720)	—	—	(3,371)	682	193,853	1,521
Total fixed maturity securities	2,304,827	2,228	10,596	(1,584)	(13,752)	11,797	(72,217)	—	—	(99,936)	(1,252)	2,140,707	1,521
Equity securities	81,784	1,298	2,461	—	(91)	(1,742)	—	—	—	(10,651)	(1)	73,058	—
Other long-term investments(1)	123,301	233	—	(18,117)	—	—	—	—	—	—	—	105,417	(17,884)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,509,912	3,759	13,057	(19,701)	(13,843)	10,055	(72,217)	—	—	(110,587)	(1,253)	2,319,182	(16,363)
Total assets measured at fair value on a recurring basis	$2,509,912	$3,759	$13,057	$(19,701)	$(13,843)	$10,055	$(72,217)	$—	$—	$(110,587)	$(1,253)	$2,319,182	$(16,363)

Liabilities:
Annuity account balances(2)	$102,456	$862	$—	$—	$—	$—	$—	$125	$3,590	$—	$—	$98,129	$—
Other liabilities(1)	484,747	22,317	—	(71,316)	—	—	—	—	—	—	—	533,746	(48,999)
Total liabilities measured at fair value on a recurring basis	$587,203	$23,179	$—	$(71,316)	$—	$—	$—	$125	$3,590	$—	$—	$631,875	$(48,999)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended September 30, 2014, there were no transfers into Level 3.

For the three months ended September 30, 2014, there were $110.6 million of securities transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were priced using significant unobservable inputs in previous periods, but are now priced by independent pricing services or brokers, using no significant unobservable inputs as of September 30, 2014.

For the three months ended September 30, 2014, there were no transfers from Level 2 to Level 1.

For the three months ended September 30, 2014, there were no transfers from Level 1.

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

For the three months ended September 30, 2013, $1.3 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 31, 2013.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2014, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$(1)	$—	$(23)	$—	$—	$—	$1	$5	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	545,808	—	36,227	(71)	(5,532)	—	(9,934)	—	—	—	(1,130)	565,368	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1,549,940	1,170	62,723	—	(16,717)	102,029	(162,391)	—	—	(151,858)	(7,090)	1,377,806	—
Total fixed maturity securities - available-for-sale	2,099,451	1,170	98,950	(71)	(22,250)	102,029	(172,348)	—	—	(151,858)	(8,219)	1,946,854	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	11	—	—	—	842	—	—	—	(853)	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	8,685	—	(3,951)	—	—	(29,832)	—	—	—	797	170,676	1,959
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	29,199	1,060	—	(729)	—	4,059	(10,693)	—	—	4	277	23,177	(1)
Total fixed maturity securities - trading	224,176	9,756	—	(4,680)	—	4,901	(40,525)	—	—	(849)	1,074	193,853	1,958
Total fixed maturity securities	2,323,627	10,926	98,950	(4,751)	(22,250)	106,930	(212,873)	—	—	(152,707)	(7,145)	2,140,707	1,958
Equity securities	71,881	1,298	3,653	—	(257)	9,551	(2,416)	—	—	(10,651)	(1)	73,058	—
Other long-term investments(1)	196,133	478	—	(91,194)	—	—	—	—	—	—	—	105,417	(90,716)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,591,641	12,702	102,603	(95,945)	(22,507)	116,481	(215,289)	—	—	(163,358)	(7,146)	2,319,182	(88,758)
Total assets measured at fair value on a recurring basis	$2,591,641	$12,702	$102,603	$(95,945)	$(22,507)	$116,481	$(215,289)	$—	$—	$(163,358)	$(7,146)	$2,319,182	$(88,758)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(2,261)	$—	$—	$—	$300	$11,432	$—	$—	$98,129	$—
Other liabilities(1)	270,630	22,342	—	(285,458)	—	—	—	—	—	—	—	533,746	(263,116)
Total liabilities measured at fair value on a recurring basis	$377,630	$22,342	$—	$(287,719)	$—	$—	$—	$300	$11,432	$—	$—	$631,875	$(263,116)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the nine months ended September 30, 2014, $31.0 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2014. All transfers are recognized as of the end of the period.

For the nine months ended September 30, 2014, there were $194.4 million of securities transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were previously priced using significant unobservable inputs, now priced by independent pricing services or brokers.

For the nine months ended September 30, 2014, there were no transfers from Level 2 to Level 1.

For the nine months ended September 30, 2014, there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2013, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$1,310	$—	$(337)	$14,349	$(12)	$—	$—	$(15,287)	$11	$38	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	596,143	—	43,808	—	(54,517)	24,931	(62,471)	—	—	1,227	(350)	548,771	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,335	—	—	—	—	—	(5)	—	—	—	—	4,330	—
Other government-related securities	20,011	—	2	—	(3)	—	(20,000)	—	—	—	(10)	—	—
Corporate bonds	167,892	116	2,673	—	(13,559)	29,277	(58,742)	—	—	58,945	886	187,488	—
Total fixed maturity securities - available-for-sale	788,385	116	47,793	—	(68,416)	68,557	(141,230)	—	—	44,885	537	740,627	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	(1)	—	1,582	(72)	—	—	(1,494)	(15)	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	70,535	7,964	—	(3,949)	—	122,224	(29,344)	—	—	2,210	1,327	170,967	4,814
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	(123)	—	3,500	—	—	—	(3,377)	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	115	1	—	(27)	—	—	(17)	—	—	5,013	7	5,092	(4)
Total fixed maturity securities - trading	70,650	7,965	—	(4,100)	—	127,306	(29,433)	—	—	2,352	1,319	176,059	4,810
Total fixed maturity securities	859,035	8,081	47,793	(4,100)	(68,416)	195,863	(170,663)	—	—	47,237	1,856	916,686	4,810
Equity securities	69,418	—	—	—	—	—	—	—	—	—	—	69,418	—
Other long-term investments(1)	31,591	122,643	—	(671)	—	—	—	—	—	—	—	153,563	121,972
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	960,044	130,724	47,793	(4,771)	(68,416)	195,863	(170,663)	—	—	47,237	1,856	1,139,667	126,782
Total assets measured at fair value on a recurring basis	$960,044	$130,724	$47,793	$(4,771)	$(68,416)	$195,863	$(170,663)	$—	$—	$47,237	$1,856	$1,139,667	$126,782

Liabilities:
Annuity account balances(2)	$129,468	$—	$—	$(6,159)	$—	$—	$—	$247	$25,284	$—	$—	$110,590	$—
Other liabilities(1)	611,437	377,398	—	(52,491)	—	—	—	—	—	—	—	286,530	(324,907)
Total liabilities measured at fair value on a recurring basis	$740,905	$377,398	$—	$(58,650)	$—	$—	$—	$247	$25,284	$—	$—	$397,120	$(324,907)

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		September 30, 2014		December 31, 2013
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,232,463	$5,727,368	$5,493,492	$5,956,133
Policy loans	3	1,767,228	1,767,228	1,815,744	1,815,744
Fixed maturities, held-to-maturity(1)	3	415,000	453,741	365,000	335,676

Liabilities:
Stable value product account balances	3	$2,261,546	$2,278,155	$2,559,552	$2,566,209
Annuity account balances	3	11,083,763	10,667,467	11,125,253	10,639,637

Debt:
Bank borrowings	3	$280,000	$280,000	$485,000	$485,000
Senior Notes	2	1,100,000	1,356,020	1,100,000	1,294,675
Subordinated debt securities	2	540,593	548,783	540,593	473,503
Non-recourse funding obligations(2)	3	594,066	575,532	562,448	470,709

Except as noted below, fair values were estimated using quoted market prices.

(1)         Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)         Of this carrying amount, $415.0 million, fair value of $431.1 million, as of September 30, 2014, and $365.0 million, fair value of $321.5 million as of December 31, 2013, relates to non-recourse funding obligations issued by Golden Gate V.

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

Derivatives Related to Variable Annuity Contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. No volatility future positions were held as of September 30, 2014.

•                  The Company uses equity options, variance swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. No volatility option positions were held as of September 30, 2014.

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

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of September 30, 2014.

•                  The Company purchased interest rate caps to mitigate its risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress. None of these positions were held as of September 30, 2014.

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$1,979	$(2,255)	$12,777	$(26,393)
Equity futures - VA	861	(12,568)	(9,049)	(39,829)
Currency futures - VA	10,185	(6,531)	6,020	1,440
Variance swaps - VA	1,570	(1,347)	(1,103)	(9,566)
Equity options - VA	2,050	(29,094)	(31,240)	(65,631)
Interest rate swaptions - VA	(2,812)	1,725	(17,213)	(738)
Interest rate swaps - VA	22,011	(19,224)	124,548	(125,502)
Embedded derivative - GMWB	(51,429)	80,541	(181,105)	264,231
Total derivatives related to variable annuity contracts	(15,585)	11,247	(96,365)	(1,988)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,462)	(104)	(9,036)	(145)
Equity futures - FIA	117	(42)	1,067	(42)
Volatility futures - FIA	(4)	—	4	—
Equity options - FIA	1,099	104	5,077	85
Total derivatives related to FIA contracts	(1,250)	(42)	(2,888)	(102)
Derivatives related to IUL contracts:
Embedded derivative - IUL	347	—	62	—
Equity futures - IUL	16	—	16	—
Equity options - IUL	(24)	—	(24)	—
Total derivatives related to IUL contracts	339	—	54	—
Embedded derivative - Modco reinsurance treaties	20,426	30,074	(91,945)	191,847
Interest rate swaps	—	72	—	2,984
Other derivatives	(149)	(25)	(351)	(149)
Total realized gains (losses) - derivatives	$3,781	$41,326	$(191,495)	$192,592

The following table sets forth realized investments gains and losses for Modco trading portfolio that is included in realized investment gains (losses) — all other investments:

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Modco trading portfolio(1)	$(17,225)	$(25,960)	$110,067	$(167,982)

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended September 30, 2014
Inflation	$(64)	$(293)	$(79)
Total	$(64)	$(293)	$(79)

For The Nine Months Ended September 30, 2014
Inflation	$(90)	$(1,577)	$(205)
Total	$(90)	$(1,577)	$(205)

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended September 30, 2013
Inflation	$22	$(572)	$(62)
Total	$22	$(572)	$(62)

For The Nine Months Ended September 30, 2013
Inflation	$(157)	$(1,649)	$(253)
Total	$(157)	$(1,649)	$(253)

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of September 30, 2014		As of December 31, 2013
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$345,000	$6,426	$200,000	$1,961
Embedded derivative - Modco reinsurance treaties	65,241	1,381	80,376	1,517
Embedded derivative - GMWB	4,637,095	104,036	6,113,017	194,616
Equity futures	291,062	5,451	3,387	111
Currency futures	87,061	1,963	14,338	321
Equity options	2,212,459	144,029	1,376,205	78,277
Interest rate swaptions	625,000	13,078	625,000	30,291
Other	592	330	425	473
	$8,263,510	$276,694	$8,412,748	$307,567
Other liabilities
Cash flow hedges:
Inflation	$105,786	$433	$182,965	$1,865
Derivatives not designated as hedging instruments:
Interest rate swaps	1,130,000	43,470	1,230,000	153,322
Variance swaps	1,000	2,252	1,500	1,744
Embedded derivative - Modco reinsurance treaties	2,539,004	298,728	2,578,590	206,918
Embedded derivative - GMWB	5,109,066	128,912	2,494,142	38,388
Embedded derivative - FIA	689,543	103,497	244,424	25,324
Embedded derivative - IUL	5,232	2,609	—	—
Interest rate futures	337,015	1,949	322,902	5,221
Equity futures	57,615	604	164,595	6,595
Currency futures	81,945	124	118,008	840
Equity options	587,303	36,811	257,065	17,558
Other	358	22	230	27
	$10,643,867	$619,411	$7,594,421	$457,802

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

The tables below present the derivative instruments by assets and liabilities for the Company as of September 30, 2014:

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$170,970	$—	$170,970	$58,156	$34,311	$78,503
Embedded derivative - Modco reinsurance treaties	1,381	—	1,381	—	—	1,381
Embedded derivative - GMWB	104,036	—	104,036	—	—	104,036
Total derivatives, subject to a master netting arrangement or similar arrangement	276,387	—	276,387	58,156	34,311	183,920
Total derivatives, not subject to a master netting arrangement or similar arrangement	307	—	307	—	—	307
Total derivatives	276,694	—	276,694	58,156	34,311	184,227
Total Assets	$276,694	$—	$276,694	$58,156	$34,311	$184,227

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$85,665	$—	$85,665	$58,156	$25,961	$1,548
Embedded derivative - Modco reinsurance treaties	298,728	—	298,728	—	—	298,728
Embedded derivative - GMWB	128,912	—	128,912	—	—	128,912
Embedded derivative - FIA	103,497	—	103,497	—	—	103,497
Embedded derivative - IUL	2,609	—	2,609	—	—	2,609
Total derivatives, subject to a master netting arrangement or similar arrangement	619,411	—	619,411	58,156	25,961	535,294
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	619,411	—	619,411	58,156	25,961	535,294
Repurchase agreements(1)	359,804	—	359,804	—	—	359,804
Total Liabilities	$979,215	$—	$979,215	$58,156	$25,961	$895,098

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2013:

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$110,983	$—	$110,983	$52,487	$10,700	$47,796
Embedded derivative - Modco reinsurance treaties	1,517	—	1,517	—	—	1,517
Embedded derivative - GMWB	194,616	—	194,616	—	—	194,616
Total derivatives, subject to a master netting arrangement or similar arrangement	307,116	—	307,116	52,487	10,700	243,929
Total derivatives, not subject to a master netting arrangement or similar arrangement	451	—	451	—	—	451
Total derivatives	307,567	—	307,567	52,487	10,700	244,380
Total Assets	$307,567	$—	$307,567	$52,487	$10,700	$244,380

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$187,172	$—	$187,172	$52,487	$98,359	$36,326
Embedded derivative - Modco reinsurance treaties	206,918	—	206,918	—	—	206,918
Embedded derivative - GMWB	38,388	—	38,388	—		38,388
Embedded derivative - FIA	25,324	—	25,324	—	—	25,324
Total derivatives, subject to a master netting arrangement or similar arrangement	457,802	—	457,802	52,487	98,359	306,956
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	457,802	—	457,802	52,487	98,359	306,956
Repurchase agreements(1)	350,000	—	350,000	—	—	350,000
Total Liabilities	$807,802	$—	$807,802	$52,487	$98,359	$656,956

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to deferred acquisition costs (“DAC”) value of business acquired (“VOBA”), and benefits and settlement expenses. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

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

There were no significant intersegment transactions during the three or nine months ended September 30, 2014 and 2013.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Revenues
Life Marketing	$400,706	$377,416	$1,192,504	$1,092,063
Acquisitions	408,522	240,067	1,273,714	752,247
Annuities	182,239	196,305	482,313	547,259
Stable Value Products	38,713	25,208	93,641	91,596
Asset Protection	70,584	71,495	207,837	210,879
Corporate and Other	47,322	42,203	143,978	147,820
Total revenues	$1,148,086	$952,694	$3,393,987	$2,841,864
Segment Operating Income (Loss)
Life Marketing	$32,820	$29,218	$82,654	$77,598
Acquisitions	72,929	29,429	198,807	93,241
Annuities	49,335	50,866	156,236	130,646
Stable Value Products	19,506	19,206	54,190	59,514
Asset Protection	8,530	6,827	23,433	20,292
Corporate and Other	(15,110)	(14,251)	(42,520)	(35,066)
Total segment operating income	168,010	121,295	472,800	346,225
Realized investment (losses) gains - investments(1)	(4,836)	(36,282)	138,617	(165,349)
Realized investment (losses) gains - derivatives	21,709	57,108	(139,119)	235,885
Income tax expense	(65,974)	(49,060)	(161,773)	(142,210)
Net income	$118,909	$93,061	$310,525	$274,551

Investment gains (losses)(2)	$(1,160)	$(28,189)	$148,051	$(150,896)
Less: amortization related to DAC/VOBA and benefits and settlement expenses	3,676	8,093	9,434	14,453
Realized investment gains (losses) - investments	$(4,836)	$(36,282)	$138,617	$(165,349)

Derivative gains (losses)(3)	$3,781	$41,326	$(191,495)	$192,592
Less: VA GMWB economic cost	(17,928)	(15,782)	(52,376)	(43,293)
Realized investment gains (losses) - derivatives	$21,709	$57,108	$(139,119)	$235,885

(1) Includes credit related other-than-temporary impairments of $2.3 million and $5.4 million for the three and nine months ended September 30, 2014, respectively, as compared to $8.7 million and $17.3 million for the three and nine months ended September 30, 2013, respectively.

(2)Includes realized investment gains (losses) before related amortization.

(3)Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of September 30, 2014
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,699,580	$19,895,240	$20,595,599	$2,260,840
Deferred policy acquisition costs and value of business acquired	1,950,507	635,336	637,752	706
Goodwill	10,192	30,194	—	—
Total assets	$15,660,279	$20,560,770	$21,233,351	$2,261,546

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$917,926	$9,802,176	$15,428	$67,186,789
Deferred policy acquisition costs and value of business acquired	38,596	402	—	3,263,299
Goodwill	62,670	83	—	103,139
Total assets	$1,019,192	$9,802,661	$15,428	$70,553,227

	Operating Segment Assets
	As of December 31, 2013
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,135,914	$20,188,321	$19,974,246	$2,558,551
Deferred policy acquisition costs and value of business acquired	2,071,470	799,255	647,485	1,001
Goodwill	10,192	32,517	—	—
Total assets	$15,217,576	$21,020,093	$20,621,731	$2,559,552

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$852,273	$8,355,618	$16,762	$65,081,685
Deferred policy acquisition costs and value of business acquired	50,358	646	—	3,570,215
Goodwill	62,671	83	—	105,463
Total assets	$965,302	$8,356,347	$16,762	$68,757,363

20.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to September 30, 2014, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

On September 15, 2014, the Company announced that it had issued notice to redeem the entire $100,000,000 outstanding principal amount of the Company’s 8.00% Senior Notes issued on October 9, 2009. The payment in respect of the redemption of the Senior Notes was made on October 15, 2014.

The Company held a Special Meeting of Shareholders on October 6, 2014. At the meeting, the Company’s shareowners voted upon and approved a proposal to adopt the Merger Agreement.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risks and Uncertainties,” and Part II, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of this report, as well as Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

EXECUTIVE SUMMARY

Net income for the three months ended September 30, 2014 was $118.9 million or $1.46 per average diluted share.  After-tax operating income for the three months ended September 30, 2014 was $107.9 million or $1.33 per average diluted share.

We reported strong financial results for the first nine months of 2014 and we remain confident in our ability to execute on our plans for the remainder of the year.

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

Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of common stock, which adoption was approved at a Special Meeting of Shareholders held on October 6, 2014, (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Dai-ichi and its affiliates, (3) the receipt of certain insurance regulatory approvals, (4) the absence of any laws that have been adopted or promulgated, or any order, injunction, decision or decree issued or remaining in effect, that would prohibit the Merger or make the Merger illegal, and (5) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period terminated on July 25, 2014, pursuant to a grant of early termination by the Federal Trade Commission. Each party’s obligation to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects. The Merger Agreement does not contain a financing condition.  Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by February 28, 2015, which date is extended until April 30, 2015 in the event of delays in obtaining regulatory approval.

For additional information regarding the Merger and related matters, including the treatment of benefit plans, please refer to our Current Reports on Form 8-K filed with the SEC on June 4, 2014 and September 25, 2014, our definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014, and Note 5, Proposed Dai-ichi Merger, to the consolidated condensed financial statements included in this report.

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

•                  shareowner litigation against the Company, our directors and/or Dai-ichi could delay or prevent the Merger and cause us to incur significant costs and expenses; and;

•                  our debt ratings and the financial strength ratings of our insurance subsidiaries may be adversely affected by the transactions contemplated by the Merger Agreement;

General

•                  exposure to the risks of natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change, which could adversely affect our operations and results;

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

Deferred Policy Acquisition Costs

Based on the Accounting Standards Codification (“ASC” or “Codification”) Financial Services — Insurance Topic, we make certain assumptions regarding the mortality, persistency, expenses, and interest rates we expect to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, using guidance from ASC Investments-Debt and Equity Securities Topic, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life an investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and benefits and settlement expenses. Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims, and the related amortization of DAC attributed to each of these items.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$32,820	$29,218	12.3%	$82,654	$77,598	6.5%
Acquisitions	72,929	29,429	n/m	198,807	93,241	n/m
Annuities	49,335	50,866	(3.0)	156,236	130,646	19.6
Stable Value Products	19,506	19,206	1.6	54,190	59,514	(8.9)
Asset Protection	8,530	6,827	24.9	23,433	20,292	15.5
Corporate and Other	(15,110)	(14,251)	(6.0)	(42,520)	(35,066)	(21.3)
Total segment operating income	168,010	121,295	38.5	472,800	346,225	36.6
Realized investment gains (losses) - investments(1)	(4,836)	(36,282)		138,617	(165,349)
Realized investment gains (losses) - derivatives	21,709	57,108		(139,119)	235,885
Income tax expense	(65,974)	(49,060)		(161,773)	(142,210)
Net income	$118,909	$93,061	27.8	$310,525	$274,551	13.1

Investment gains (losses)(2)	$(1,160)	$(28,189)		$148,051	$(150,896)
Less: amortization related to DAC/VOBA and benefits and settlement expenses	3,676	8,093		9,434	14,453
Realized investment gains (losses) - investments	$(4,836)	$(36,282)		$138,617	$(165,349)

Derivative gains (losses) (3)	$3,781	$41,326		$(191,495)	$192,592
Less: VA GMWB economic cost	(17,928)	(15,782)		(52,376)	(43,293)
Realized investment gains (losses) - derivatives	$21,709	$57,108		$(139,119)	$235,885

(1)         Includes credit related other-than-temporary impairments of $2.3 million and $5.4 million for the three and nine months ended September 30, 2014, respectively, as compared to $8.7 million and $17.3 million for the three and nine months ended September 30, 2013, respectively.

(2)         Includes realized investment gains (losses) before related amortization.

(3)         Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

Net income for the three months ended September 30, 2014, included a $46.7 million, or 38.5%, increase in segment operating income. The increase consisted of a $3.6 million increase in the Life Marketing segment, a $43.5 million increase in the Acquisitions segment, a $0.3 million increase in the Stable Value Products segment, and a $1.7 million increase in the Asset Protection segment. These increases were partially offset by a $1.5 million decrease in the Annuities segment and a $0.9 million decrease in the Corporate and Other segment.

We experienced net realized gains of $2.6 million for the three months ended September 30, 2014, as compared to net realized gains of $13.1 million for the three months ended September 30, 2013. The gains realized for the three months ended September 30, 2014, were primarily related to $23.6 million of gains related to investment securities sale activity, $3.2 million of gains related to the net activity of the modified coinsurance portfolio, and net gains of $0.3 million of derivatives related to indexed universal life (“IUL”) contracts. Partially offsetting these gains were $2.3 million of other-than-temporary impairment credit-related losses, $5.4 million of losses related to other investment and derivative activity, $15.6 million of losses on derivatives related to variable annuity contracts, and net losses of $1.3 million of derivatives related to fixed indexed annuity (“FIA”) contracts.

•                  Life Marketing segment operating income was $32.8 million for the three months ended September 30, 2014, representing an increase of $3.6 million, or 12.3%, from the three months ended September 30, 2013. The increase was primarily due to higher universal life premiums and policy fees, favorable traditional mortality, and higher investment income due to an increase in reserves. These items were largely offset by the impact of prospective unlocking and an increase in non-deferred expenses. The segment recorded an unfavorable $2.6 million of prospective unlocking for the three months ended September 30, 2014, as compared to a favorable $2.4 million of prospective unlocking for the three months ended September 30, 2013.

•                  Acquisitions segment operating income was $72.9 million for the three months ended September 30, 2014, an increase of $43.5 million as compared to the three months ended September 30, 2013, primarily due to the impact of the MONY acquisition which occurred in the fourth quarter of 2013. MONY operating income was $29.3 million for the three months ended September 30, 2014. In addition, the increase was driven by a $15.9 million favorable variance related to prospective unlocking.  For the three months ended September 30, 2014, the segment recorded favorable prospective unlocking of $11.7 million as compared to an unfavorable $4.2 million of prospective unlocking for the three months ended September 30, 2013.

•                  Annuities segment operating income was $49.3 million for the three months ended September 30, 2014, as compared to $50.9 million for the three months ended September 30, 2013, a decrease of $1.5 million or 3.0%. This variance included an unfavorable change in unlocking and other operating expenses partially offset by higher net policy fees and other income in the VA line and lower credited interest. The segment recorded an unfavorable $3.4 million of unlocking for the three months ended September 30, 2014, as compared to favorable unlocking of $4.9 million for the three months ended September 30, 2013.

•                  Stable Value Products segment operating income was $19.5 million and increased $0.3 million, or 1.6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase in operating earnings resulted from an increase in participating mortgage income offset by lower adjusted operating spreads and a decline in average account values. Participating mortgage income for the three months ended September 30, 2014 was $3.9 million compared to $2.4 million for the three months ended September 30, 2013. The adjusted operating spread, which excludes participating income, decreased by 5 basis points for the three months ended September 30, 2014 over the prior year.

•                  Asset Protection segment operating income was $8.5 million, representing an increase of $1.7 million, or 24.9%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Service contract earnings increased $1.6 million, primarily due to lower losses. Credit insurance earnings increased $0.1 million, primarily resulting from lower expenses. Earnings from the GAP product were consistent with the prior year.

•                  Corporate & Other segment operating loss was $15.1 million for the three months ended September 30, 2014, as compared to an operating loss of $14.3 million for the three months ended September 30, 2013.  The change was primarily due to higher overhead expenses partially offset by a $7.5 million favorable investment income variance related to called securities compared to the three months ended September 30, 2013.

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

Net income for the nine months ended September 30, 2014, included a $126.6 million, or 36.6%, increase in segment operating income. The increase consisted of a $5.1 million increase in the Life Marketing segment, a $105.6 million increase in the Acquisitions segment, a $25.6 million increase in the Annuities segment, and a $3.1 million increase in the Asset Protection segment. These increases were partially offset by a $5.3 million decrease in the Stable Value Products segment and a $7.5 million decrease in the Corporate and Other segment.

We experienced net realized losses of $43.4 million for the nine months ended September 30, 2014, as compared to net realized gains of $41.7 million for the nine months ended September 30, 2013. The losses realized for the nine months ended September 30, 2014, were primarily related to $96.4 million of losses on derivatives related to variable annuity contracts, $5.4 million of other-than-temporary impairment credit-related losses, net losses of $2.9 million of derivatives related to FIA contracts, and $8.2 million of losses related to other investment and derivative activity. Partially offsetting these losses were gains of $51.2 million related to investment securities sale activity, $18.1 million of gains related to the net activity of the modified coinsurance portfolio, and net gains of $0.1 million of derivatives related to IUL contracts.

•                  Life Marketing segment operating income was $82.7 million for the nine months ended September 30, 2014, representing an increase of $5.1 million, or 6.5%, from the nine months ended September 30, 2013. The increase was primarily due to higher universal life premiums and policy fees, higher investment income due to an increase in reserves, and favorable traditional mortality. This increase was largely offset by less favorable universal life mortality and unfavorable prospective unlocking compared to 2013. The segment recorded an unfavorable $2.6 million of prospective unlocking for the nine months ended September 30, 2014, as compared to a favorable $2.4 million for the nine months ended September 30, 2013.

•                  Acquisitions segment operating income was $198.8 million for the nine months ended September 30, 2014, an increase of $105.6 million as compared to the nine months ended September 30, 2013. This was primarily due to the impact of the MONY acquisition which occurred in the fourth quarter of 2013. MONY operating income was $86.3 million for the nine months ended September 30, 2014. In addition, the increase was driven by a $15.9 million favorable variance related to prospective unlocking.  For the nine months ended September 30, 2014, the segment recorded favorable prospective unlocking of $11.7 million as compared to an unfavorable $4.2 million of prospective unlocking for the nine months ended September 30, 2013.

•                  Annuities segment operating income was $156.2 million for the nine months ended September 30, 2014, as compared to $130.6 million for the nine months ended September 30, 2013, an increase of $25.6 million, or 19.6%. This variance was a result of higher net policy fees and other income in the VA line and lower credited interest. These favorable variances were partially offet by an unfavorable change in unlocking and other operating expenses. The segment recorded a favorable $0.1 million of unlocking for the nine months ended September 30, 2014, as compared to favorable unlocking of $8.5 million for the three months ended September 30, 2013.

•                  Stable Value Products segment operating income was $54.2 million and decreased $5.3 million, or 8.9%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values. Participating mortgage income for the nine months ended September 30, 2014 was $4.9 million compared to $9.5 million for the nine months ended September 30, 2013.

•                  Asset Protection segment operating income was $23.4 million, representing an increase of $3.1 million, or 15.5%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Service contract earnings increased $3.1 million primarily due to lower loss ratios and higher volume. Credit insurance earnings increased $0.8 million primarily due to lower losses and lower expenses in 2014. Earnings from the GAP product line decreased $0.8 million primarily resulting from higher losses.

•                  Corporate and Other segment operating loss was $42.5 million for the nine months ended September 30, 2014, as compared to an operating loss of $35.1 million for the nine months ended September 30, 2013. The change resulted from an $11.9 million unfavorable variance in other operating expenses partially offset by a $2.6 million increase in net investment income and a $1.2 million increase in other income as compared to the nine months ended September 30, 2013.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$377,014	$356,809	5.7%	$1,226,218	$1,217,852	0.7%
Reinsurance ceded	(150,586)	(145,075)	(3.8)	(550,661)	(607,917)	9.4
Net premiums and policy fees	226,428	211,734	6.9	675,557	609,935	10.8
Net investment income	139,818	129,935	7.6	410,550	387,237	6.0
Other income	31,435	32,144	(2.2)	94,537	91,288	3.6
Total operating revenues	397,681	373,813	6.4	1,180,644	1,088,460	8.5
Realized gains (losses) - investments	2,686	3,603	(25.5)	11,806	3,603	n/m
Realized gains (losses) - derivatives	339	—	n/m	54	—	n/m
Total revenues	400,706	377,416	6.2	1,192,504	1,092,063	9.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	215,949	330,156	(34.6)	819,615	866,995	(5.5)
Amortization of deferred policy acquisition costs	106,737	(24,284)	n/m	148,179	16,804	n/m
Other operating expenses	42,175	38,723	8.9	130,196	127,063	2.5
Operating benefits and expenses	364,861	344,595	5.9	1,097,990	1,010,862	8.6
Amortization related to benefits and settlement expenses	29	483	(94.0)	1,740	483	n/m
Amortization of DAC related to realized gains (losses) - investments	200	819	(75.6)	3,555	819	n/m
Total benefits and expenses	365,090	345,897	5.5	1,103,285	1,012,164	9.0
INCOME BEFORE INCOME TAX	35,616	31,519	13.0	89,219	79,899	11.7
Less: realized gains (losses)	3,025	3,603		11,860	3,603
Less: amortization related to benefits and settlement expenses	(29)	(483)		(1,740)	(483)
Less: related amortization of DAC	(200)	(819)		(3,555)	(819)
OPERATING INCOME	$32,820	$29,218	12.3	$82,654	$77,598	6.5

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional	$183	$390	(53.1)%	$433	$1,091	(60.3)%
Universal life	33,058	32,261	2.5	93,942	123,437	(23.9)
BOLI	—	—	n/m	22	—	n/m
	$33,241	$32,651	1.8	$94,397	$124,528	(24.2)
Sales By Distribution Channel
Independent agents	$24,587	$23,395	5.1	$70,945	$86,040	(17.5)
Stockbrokers / banks	7,923	8,608	(8.0)	21,409	36,831	(41.9)
BOLI / other	731	648	12.8	2,043	1,657	23.3
	$33,241	$32,651	1.8	$94,397	$124,528	(24.2)
Average Life Insurance In-force(1)
Traditional	$399,961,084	$423,831,748	(5.6)	$405,583,949	$430,538,542	(5.8)
Universal life	139,804,885	109,933,560	27.2	132,052,762	100,813,147	31.0
	$539,765,969	$533,765,308	1.1	$537,636,711	$531,351,689	1.2
Average Account Values
Universal life	$7,175,792	$7,003,612	2.5	$7,142,767	$6,865,081	4.0
Variable universal life	561,709	468,595	19.9	545,762	440,238	24.0
	$7,737,501	$7,472,207	3.6	$7,688,529	$7,305,319	5.2

(1)         Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Insurance companies:
First year commissions	$38,881	$39,168	(0.7)%	$111,925	$135,332	(17.3)%
Renewal commissions	7,653	8,238	(7.1)	22,319	25,426	(12.2)
First year ceding allowances	(663)	(939)	29.4	(1,556)	(3,035)	48.7
Renewal ceding allowances	(37,755)	(40,322)	6.4	(100,571)	(120,393)	16.5
General & administrative	44,849	41,005	9.4	132,415	130,001	1.9
Taxes, licenses, and fees	7,235	8,153	(11.3)	20,401	28,666	(28.8)
Other operating expenses incurred	60,200	55,303	8.9	184,933	195,997	(5.6)
Less: commissions, allowances & expenses capitalized	(47,700)	(46,636)	(2.3)	(144,728)	(156,364)	7.4
Other insurance company operating expenses	12,500	8,667	44.2	40,205	39,633	1.4
Marketing companies:
Commissions	21,801	22,298	(2.2)	66,450	64,610	2.8
Other operating expenses	7,874	7,758	1.5	23,541	22,820	3.2
Other marketing company operating expenses	29,675	30,056	(1.3)	89,991	87,430	2.9
Other operating expenses	$42,175	$38,723	8.9	$130,196	$127,063	2.5

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

Segment operating income

Operating income was $32.8 million for the three months ended September 30, 2014, representing an increase of $3.6 million, or 12.3%, from the three months ended September 30, 2013. The increase was primarily due to higher universal life premiums and policy fees, favorable traditional mortality, and higher investment income due to an increase in reserves. These items were largely offset by the impact of prospective unlocking and an increase in non-deferred expenses. The segment recorded an unfavorable $2.6 million of prospective unlocking for the three months ended September 30, 2014, as compared to a favorable $2.4 million of prospective unlocking for the three months ended September 30, 2013.

Operating revenues

Total operating revenues for the three months ended September 30, 2014, increased $23.9 million, or 6.4%, as compared to the three months ended September 30, 2013. This increase was driven by higher net premiums and policy fees due to continued growth in the universal life block and higher investment income due to increases in net in force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $14.7 million, or 6.9%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to continued growth in the universal life block, partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $9.9 million, or 7.6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Of the increase in net investment income, $4.7 million was attributable to a net increase in universal life reserves. Additionally, traditional life investment income increased $4.5 million primarily due to higher reserve balances.

Other income

Other income decreased $0.7 million, or 2.2%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to lower revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefits and settlement expenses decreased by $114.2 million, or 34.6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due primarily to the impact of unlocking and favorable traditional and universal life mortality, which was partially offset by growth in retained universal life insurance in-force. For the three months ended September 30, 2014, universal life and BOLI unlocking decreased policy benefits and settlement expenses $78.7 million as compared to an increase of $41.2 million in the three months ended September 30, 2013. Unlocking in 2014 was largely driven by assumption changes to mortality, reinsurance and yields. Reinsurance, lapses, yields, and credited interest contributed to the unlocking in 2013.

Amortization of DAC

DAC amortization increased $131.0 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the impact of unlocking. For the three months ended September 30, 2014, universal life and BOLI unlocking increased amortization by $90.6 million, largely driven by assumption changes to mortality, reinsurance and yields. For the three months ended September 30, 2013, universal life and BOLI unlocking decreased amortization $40.3 million.

Other operating expenses

Other operating expenses increased $3.5 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase reflects higher new business acquisition costs associated with slightly higher sales and higher general administrative expenses of $3.8 million.

Sales

Sales for the segment increased $0.6 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

Segment operating income

Operating income was $82.7 million for the nine months ended September 30, 2014, representing an increase of $5.1 million, or 6.5%, from the nine months ended September 30, 2013. The increase was primarily due to higher universal life premiums and policy fees, higher investment income due to an increase in reserves, and favorable traditional life mortality. This increase was largely offset by less favorable universal life mortality and unfavorable prospective unlocking compared to 2013. The segment recorded an unfavorable $2.6 million of prospective unlocking for the nine months ended September 30, 2014, as compared to a favorable $2.4 million for the nine months ended September 30, 2013.

Operating revenues

Total operating revenues for the nine months ended September 30, 2014, increased $92.2 million, or 8.5%, as compared to the nine months ended September 30, 2013. This increase was driven by higher net premiums and policy fees due to continued growth in the universal life block and higher investment income due to increases in net in force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $65.6 million, or 10.8%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to an increase in premiums and policy fees associated with growth of the universal life block of business, and the impact of unlocking on ceded premiums, which was almost entirely offset in benefit and settlement expense in the second quarter of 2014. The increase was partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $23.3 million, or 6.0%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Of the increase in net investment income, $14.9 million was the result of a net increase in universal life reserves. Additionally, traditional life investment income increased $6.8 million due to higher reserves, higher tax benefits and lower funding costs.

Other income

Other income increased $3.2 million, or 3.6%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to higher revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefits and settlement expenses decreased by $47.4 million, or 5.5%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to the impact of unlocking and favorable traditional life mortality, partially offset by growth in retained universal life insurance in-force and less favorable mortality in the universal life block. For the nine months ended September 30, 2014, universal life and BOLI unlocking decreased policy benefits and settlement expenses $57.5 million as compared to an increase of $42.8 million for the nine months ended September 30, 2013. Unlocking in 2014 was largely driven by assumption changes to mortality, reinsurance, and yields. Of the total impact due to unlocking, $23.5 million is offset within the decline in ceded premiums in the second quarter of 2014. Reinsurance, lapses, yields, and credited interest contributed to the unlocking in 2013.

Amortization of DAC

DAC amortization increased $131.4 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to differing impacts of unlocking. In 2014, universal life and BOLI unlocking increased amortization $95.8 million, as compared to a decrease of $42.6 million in 2013.

Other operating expenses

Other operating expenses increased $3.1 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This increase reflects higher marketing company expenses of $2.6 million and higher general administrative expenses, offset by reduced new business acquisition costs associated with lower sales.

Sales

Sales for the segment decreased $30.1 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Universal life sales decreased $29.5 million due to sales in 2013 of a product we are no longer marketing.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(150,586)	$(145,075)	$(550,661)	$(607,917)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(131,579)	(121,278)	(558,976)	(596,141)
Amortization of deferred policy acquisition costs	(26,144)	(9,279)	(45,333)	(33,717)
Other operating expenses (1)	(36,119)	(35,227)	(101,763)	(101,592)
Total benefits and expenses	(193,842)	(165,784)	(706,072)	(731,450)

NET IMPACT OF REINSURANCE (2)	$43,256	$20,709	$155,411	$123,533

Allowances received	$(38,418)	$(41,261)	$(102,127)	$(120,427)
Less: Amount deferred	2,299	6,034	364	18,835
Allowances recognized
(ceded other operating expenses) (1)	$(36,119)	$(35,227)	$(101,763)	$(101,592)

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

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. In addition, since 2012, a much smaller percentage of the segment’s new universal life business has been ceded.  As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality, unlocking of balances, and variations from term business during the post level premium period.

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

The higher ceded premiums for 2014 as compared to 2013 were caused primarily by higher universal life premiums and policy fees of $4.4 million. Ceded universal life premiums increased with the increase in the direct universal life premiums and policy fees.

Ceded benefits and settlement expenses were higher for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to higher universal life ceded claims, partially offset by decreases in ceded reserves. Traditional ceded benefits decreased $4.3 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to lower ceded claims, slightly offset by an increase in ceded reserves. Universal life ceded benefits increased $14.7 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to higher ceded claims partially offset by a decrease in change in ceded reserves. Ceded universal life claims were $19.0 million higher for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased in the traditional life block, reflecting runoff of business and increased in the universal life block reflecting the impact of unlocking on reinsurance.

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

The lower ceded premiums for 2014 as compared to 2013 were caused primarily by lower universal life premiums and policy fees of $11.5 million and lower traditional life premiums of $46.5 million. Ceded traditional premium for the nine months ended September 30, 2014 decreased from the nine months ended September 30, 2013, primarily due to fluctuations in the number of policies entering their post level period. Ceded universal life premiums for the nine months ended September 30, 2014 decreased from the nine months ended September 30, 2013 primarily due to the second quarter 2014 impact of unlocking on ceded premiums, almost entirely offset in benefit and settlement expenses.

Ceded benefits and settlement expenses were lower for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to a decrease in change in ceded reserves, partially offset by higher ceded claims. Traditional ceded benefits decreased $47.5 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to a decrease in change in ceded reserves and a decrease in ceded death benefits. Universal life ceded benefits increased $11.0 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to an increase in ceded claims, partially offset by a decrease in ceded reserves due to the impact of unlocking on ceded premium. Ceded universal life claims were $68.2 million higher for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Ceded amortization of deferred policy acquisitions costs increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased in the traditional line reflecting runoff of business, and increased in the universal life line reflecting the allowance pattern on older business, changes in the mix of business, and the impact of unlocking on reinsurance.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$270,959	$194,379	39.4%	$872,356	$611,299	42.7%
Reinsurance ceded	(90,744)	(92,970)	2.4	(293,459)	(292,229)	(0.4)
Net premiums and policy fees	180,215	101,409	77.7	578,897	319,070	81.4
Net investment income	219,453	133,695	64.1	656,113	403,050	62.8
Other income	3,036	1,004	n/m	10,386	3,033	n/m
Total operating revenues	402,704	236,108	70.6	1,245,396	725,153	71.7
Realized gains (losses) - investments	(14,718)	(24,992)	41.1	119,927	(163,726)	n/m
Realized gains (losses) - derivatives	20,536	28,951	(29.1)	(91,609)	190,820	n/m
Total revenues	408,522	240,067	70.2	1,273,714	752,247	69.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	295,252	173,423	70.2	919,849	530,773	73.3
Amortization of value of business acquired	2,703	18,030	(85.0)	37,106	54,904	(32.4)
Other operating expenses	31,820	15,226	n/m	89,634	46,235	93.9
Operating benefits and expenses	329,775	206,679	59.6	1,046,589	631,912	65.6
Amortization related to benefits and settlement expenses	2,564	104	n/m	13,595	104	n/m
Amortization of VOBA related to realized gains (losses) - investments	612	398	53.8	1,393	1,514	(8.0)
Total benefits and expenses	332,951	207,181	60.7	1,061,577	633,530	67.6
INCOME BEFORE INCOME TAX	75,571	32,886	n/m	212,137	118,717	78.7
Less: realized gains (losses)	5,818	3,959		28,318	27,094
Less: amortization related to benefits and settlement expenses	(2,564)	(104)		(13,595)	(104)
Less: related amortization of VOBA	(612)	(398)		(1,393)	(1,514)
OPERATING INCOME	$72,929	$29,429	n/m	$198,807	$93,241	n/m

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$186,577,010	$166,134,343	12.3%	$190,139,888	$169,083,110	12.5%
Universal life	34,619,902	27,475,762	26.0	35,366,654	28,050,853	26.1
	$221,196,912	$193,610,105	14.2	$225,506,542	$197,133,963	14.4
Average Account Values
Universal life	$4,540,271	$3,318,872	36.8	$4,573,397	$3,338,832	37.0
Fixed annuity(2)	3,765,858	3,018,382	24.8	3,795,553	3,048,919	24.5
Variable annuity	1,462,919	577,578	n/m	1,492,537	576,569	n/m
	$9,769,048	$6,914,832	41.3	$9,861,487	$6,964,320	41.6
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.66%	5.73%		5.67%	5.70%
Interest credited to policyholders	3.97	4.02		3.98	3.99
Interest spread	1.69%	1.71%		1.69%	1.71%

 (1)      Amounts are not adjusted for reinsurance ceded.

 (2)      Includes general account balances held within variable annuity products and is net of coinsurance ceded.

 (3)      Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

Segment operating income

Operating income was $72.9 million for the three months ended September 30, 2014, an increase of $43.5 million as compared to the three months ended September 30, 2013, primarily due to the impact of the MONY acquisition which occurred in the fourth quarter of 2013. MONY operating income was $29.3 million for the three months ended September 30, 2014. In addition, the increase was driven by a $15.9 million favorable variance related to prospective unlocking.  For the three months ended September 30, 2014, the segment recorded favorable prospective unlocking of $11.7 million as compared to an unfavorable $4.2 million of prospective unlocking for the three months ended September 30, 2013.

Operating revenues

Net premiums and policy fees increased $78.8 million, or 77.7%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the impact of the MONY acquisition which occurred in the fourth quarter of 2013. MONY net premiums for the three months ended September 30, 2014 were $79.1 million, and were partly offset by runoff of other business. Net investment income increased $85.8 million, or 64.1%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to the $94.0 million impact of MONY partly offset by expected runoff of business.

Total benefits and expenses

Total benefits and expenses increased $125.8 million, or 60.7%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was primarily due to the MONY acquisition increasing operating benefits and expenses $145.7 million, partly offset by runoff and the impact of favorable unlocking of $9.7 million for the three months ended September 30, 2014 as compared to an unfavorable $1.7 million for three months ended September 30, 2013.

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

Segment operating income

Operating income was $198.8 million for the nine months ended September 30, 2014, an increase of $105.6 million as compared to the nine months ended September 30, 2013. This was primarily due to the impact of the MONY acquisition which occurred in the fourth quarter of 2013. MONY operating income was $86.3 million for the nine months ended September 30, 2014. In addition, the increase was driven by a $15.9 million favorable variance related to prospective unlocking.  For the nine months ended September 30, 2014, the segment recorded favorable prospective unlocking of $11.7 million as compared to an unfavorable $4.2 million of prospective unlocking for the nine months ended September 30, 2013.

Operating revenues

Net premiums and policy fees increased $259.8 million, or 81.4%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the impact of the MONY acquisition which occurred in the fourth quarter of 2013. MONY net premiums for the nine months ended September 30, 2014 were $282.5 million, and were partly offset by runoff of other business. Net investment income increased $253.1 million, or 62.8%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to the $272.9 million impact of MONY, partly offset by expected runoff of business.

Total benefits and expenses

Total benefits and expenses increased $428.0 million, or 67.6%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily due to the MONY acquisition, partly offset by the impact of favorable unlocking of $6.3 million for the nine months ended September 30, 2014 as compared to an unfavorable $2.4 million for the nine months ended September 30, 2013. The MONY acquisition increased operating benefits and expenses $475.9 million.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(90,744)	$(92,970)	$(293,459)	$(292,229)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(69,300)	(65,336)	(240,838)	(238,789)
Amortization of deferred policy acquisition costs	(3,544)	(2,718)	(9,703)	(7,307)
Other operating expenses	(12,027)	(12,014)	(34,972)	(36,460)
Total benefits and expenses	(84,871)	(80,068)	(285,513)	(282,556)

NET IMPACT OF REINSURANCE (1)	$(5,873)	$(12,902)	$(7,946)	$(9,673)

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

The net impact of reinsurance was more favorable by $7.0 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a favorable impact from the MONY acquisition. In the three months ended September 30, 2014, ceded revenues increased by $2.2 million and ceded benefits and expenses increased by $4.8 million as the impact of the MONY acquisition more than offset runoff in other blocks.

The net impact of reinsurance was more favorable by $1.7 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a favorable impact from the MONY acquisition. In the nine months ended September 30, 2014, ceded revenues increased by $1.2 million and ceded benefits and expenses increased by $3.0 million as the impact of the MONY acquisition more than offset runoff in other blocks.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$38,614	$34,870	10.7%	$112,445	$96,387	16.7%
Reinsurance ceded	—	—	n/m	—	—	n/m
Net premiums and policy fees	38,614	34,870	10.7	112,445	96,387	16.7
Net investment income	117,646	116,699	0.8	351,943	352,045	n/m
Realized gains (losses) - derivatives	(17,928)	(15,782)	(13.6)	(52,376)	(43,293)	(21.0)
Other income	38,027	33,295	14.2	109,444	90,690	20.7
Total operating revenues	176,359	169,082	4.3	521,456	495,829	5.2
Realized gains (losses) - investments	4,787	236	n/m	7,734	10,227	(24.4)
Realized gains (losses) - derivatives, net of economic cost	1,093	26,987	(95.9)	(46,877)	41,203	n/m
Total revenues	182,239	196,305	(7.2)	482,313	547,259	(11.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	78,031	80,963	(3.6)	232,864	243,804	(4.5)
Amortization of deferred policy acquisition costs and value of business acquired	18,336	11,246	63.0	44,504	37,663	18.2
Other operating expenses	30,657	26,007	17.9	87,852	83,716	4.9
Operating benefits and expenses	127,024	118,216	7.5	365,220	365,183	n/m
Amortization related to benefits and settlement expenses	290	(2,276)	n/m	2,297	(3,132)	n/m
Amortization of DAC related to realized gains (losses) - investments	(19)	8,565	n/m	(13,146)	14,665	n/m
Total benefits and expenses	127,295	124,505	2.2	354,371	376,716	(5.9)
INCOME BEFORE INCOME TAX	54,944	71,800	(23.5)	127,942	170,543	(25.0)
Less: realized gains (losses) - investments	4,787	236		7,734	10,227
Less: realized gains (losses) - derivatives, net of economic cost	1,093	26,987		(46,877)	41,203
Less: amortization related to benefits and settlement expenses	(290)	2,276		(2,297)	3,132
Less: related amortization of DAC	19	(8,565)		13,146	(14,665)
OPERATING INCOME	$49,335	$50,866	(3.0)	$156,236	$130,646	19.6

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Fixed annuity	$267,604	$180,714	48.1%	$717,359	$434,165	65.2%
Variable annuity	279,458	357,484	(21.8)	686,966	1,656,066	(58.5)
	$547,062	$538,198	1.6	$1,404,325	$2,090,231	(32.8)
Average Account Values
Fixed annuity(1)	$8,243,541	$8,214,702	0.4	$8,212,895	$8,251,504	(0.5)
Variable annuity	12,456,974	10,989,161	13.4	12,268,923	10,354,702	18.5
	$20,700,515	$19,203,863	7.8	$20,481,818	$18,606,206	10.1
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.47%	5.50%		5.48%	5.51%
Interest credited to policyholders	3.33	3.50		3.34	3.54
Interest spread	2.14%	2.00%		2.14%	1.97%

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$1,979	$(2,255)	$4,234	$12,777	$(26,393)	$39,170
Equity futures - VA	861	(12,568)	13,429	(9,049)	(39,829)	30,780
Currency futures - VA	10,185	(6,531)	16,716	6,020	1,440	4,580
Variance swaps - VA	1,570	(1,347)	2,917	(1,103)	(9,566)	8,463
Equity options - VA	2,050	(29,094)	31,144	(31,240)	(65,631)	34,391
Interest rate swaptions - VA	(2,812)	1,725	(4,537)	(17,213)	(738)	(16,475)
Interest rate swaps - VA	22,011	(19,224)	41,235	124,548	(125,502)	250,050
Embedded derivative - GMWB(1)	(51,429)	80,541	(131,970)	(181,105)	264,231	(445,336)
Total derivatives related to variable annuity contracts	(15,585)	11,247	(26,832)	(96,365)	(1,988)	(94,377)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,462)	(104)	(2,358)	(9,036)	(145)	(8,891)
Equity futures - FIA	117	(42)	159	1,067	(42)	1,109
Volatility futures - FIA	(4)	—	(4)	4	—	4
Equity options - FIA	1,099	104	995	5,077	85	4,992
Total derivatives related to FIA contracts	(1,250)	(42)	(1,208)	(2,888)	(102)	(2,786)
Economic cost - VA GMWB(2)	17,928	15,782	2,146	52,376	43,293	9,083
Realized gains (losses) - derivatives, net of economic cost	$1,093	$26,987	$(25,894)	$(46,877)	$41,203	$(88,080)

(1) Includes impact of nonperformance risk of $10.0 million for the three months ended September 30, 2014 and a net zero impact for the nine months ended September 30, 2014 and $(10.5) million and $(3.1) million for the three and nine months ended September 30, 3013, respectively.

(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	September 30, 2014	December 31, 2013	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$98,901	$90,021	9.9%
GMDB Reserves	20,526	16,001	28.3
GMWB and GMAB Reserves	24,891	(156,228)	n/m
Account value subject to GMWB rider	9,711,404	9,513,847	2.1
GMWB Benefit Base	9,741,126	9,162,797	6.3
GMAB Benefit Base	5,035	5,441	(7.5)
S&P 500® Index	1,972	1,848	6.7

(1) Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

Segment operating income

Segment operating income was $49.3 million for the three months ended September 30, 2014, as compared to $50.9 million for the three months ended September 30, 2013, a decrease of $1.5 million or 3.0%. This variance included an unfavorable change in unlocking and other operating expenses partially offset by higher net policy fees and other income in the VA line and lower credited interest. The segment recorded an unfavorable $3.4 million of unlocking for the three months ended September 30, 2014, as compared to favorable unlocking of $4.9 million for the three months ended September 30, 2013.

Operating revenues

Segment operating revenues increased $7.3 million, or 4.3%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to increases in net policy fees and other income from the VA line of business. Those increases were partially offset by increased GMWB economic cost in the VA line of business. Average fixed account balances increased 0.4% and average variable account balances grew 13.4% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Benefits and settlement expenses

Benefits and settlement expenses decreased $2.9 million, or 3.6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This decrease was primarily the result of lower credited interest and a $1.0 million favorable change in unlocking. Partially offsetting these favorable changes was an unfavorable change of $1.4 million in guaranteed benefit reserves.

Amortization of DAC

DAC amortization increased $7.1 million, or 63.0%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to an unfavorable change in unlocking. DAC unlocking for the three months ended September 30, 2014 was $3.5 million unfavorable as compared to $5.8 million favorable unlocking for the three months ended September 30, 2013.

Other operating expenses

Other operating expenses increased $4.7 million, or 17.9%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase is primarily due to higher renewal commissions.

Sales

Total sales increased $8.9 million, or 1.6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Sales of variable annuities decreased $78.0 million, or 21.8% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Sales of fixed annuities increased by $86.9 million, or 48.1% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, driven by an increase in fixed indexed annuities (“FIA”) sales.

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

Segment operating income

Segment operating income was $156.2 million for the nine months ended September 30, 2014, as compared to $130.6 million for the nine months ended September 30, 2013, an increase of $25.6 million, or 19.6%. This variance was a result of higher net policy fees and other income in the VA line and lower credited interest. These favorable variances were partially offet by an unfavorable change in unlocking and other operating expenses. The segment recorded a favorable $0.1 million of unlocking for the nine months ended September 30, 2014, as compared to favorable unlocking of $8.5 million for the nine months ended September 30, 2013.

Operating revenues

Segment operating revenues increased $25.6 million, or 5.2%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to increases in policy fees and other income from the VA line of business. Those increases were partially offset by increased GMWB economic cost in the VA line of business. Average fixed account balances decreased 0.5% while average variable account balances grew 18.5% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Benefits and settlement expenses

Benefits and settlement expenses decreased $10.9 million, or 4.5%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This decrease was primarily the result of lower credited interest, lower realized losses in the MVA annuities line and a $0.5 million favorable change in unlocking. These favorable changes were partially offset by unfavorable changes in guaranteed benefit reserves and the SPIA mortality variance.

Amortization of DAC

DAC amortization increased $6.8 million, or 18.2%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to an unfavorable change in unlocking. DAC unlocking for the nine months ended September 30, 2014, was $1.0 million favorable as compared to $9.9 million favorable unlocking for the nine months ended September 30, 2013.

Other operating expenses

Other operating expenses increased $4.1 million, or 4.9%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase is due to higher renewal commissions partially offset by lower acquisition expenses and lower guaranty fund allocations.

Sales

Total sales decreased $685.9 million, or 32.8%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Sales of variable annuities decreased $969.1 million, or 58.5% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Sales of fixed annuities increased by $283.2 million, or 65.2% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, driven by an increase in FIA sales.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$28,781	$29,478	(2.4)%	$83,737	$93,203	(10.2)%
Other income	—	—	n/m	1	—	n/m
Total operating revenues	28,781	29,478	(2.4)	83,738	93,203	(10.2)
Realized gains (losses)	9,932	(4,270)	n/m	9,903	(1,607)	n/m
Total revenues	38,713	25,208	53.6	93,641	91,596	2.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	8,793	9,639	(8.8)	28,126	31,925	(11.9)
Amortization of deferred policy acquisition costs	96	110	(12.7)	295	287	2.8
Other operating expenses	386	523	(26.2)	1,127	1,477	(23.7)
Total benefits and expenses	9,275	10,272	(9.7)	29,548	33,689	(12.3)
INCOME BEFORE INCOME TAX	29,438	14,936	97.1	64,093	57,907	10.7
Less: realized gains (losses)	9,932	(4,270)		9,903	(1,607)
OPERATING INCOME	$19,506	$19,206	1.6	$54,190	$59,514	(8.9)

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
GIC	$15,000	$80,200	(81.3)%	$40,850	$397,504	(89.7)%
GFA - Direct Institutional	—	—	n/m	50,000	—	n/m
	$15,000	$80,200	(81.3)	$90,850	$397,504	(77.1)

Average Account Values	$2,358,842	$2,503,294	(5.8)%	$2,478,224	$2,529,382	(2.0)%
Ending Account Values	$2,261,546	$2,531,262	(10.7)%	$2,261,546	$2,531,262	(10.7)%

Operating Spread
Net investment income yield	4.88%	4.71%		4.51%	4.91%
Interest credited	1.49	1.54		1.51	1.68
Operating expenses	0.08	0.10		0.08	0.09
Operating spread	3.31%	3.07%		2.92%	3.14%

Adjusted operating spread(1)	2.64%	2.69%		2.65%	2.64%

 (1) Excludes participating mortgage loan income and other income.

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

Segment operating income

Operating income was $19.5 million and increased $0.3 million, or 1.6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase in operating earnings resulted from an increase in participating mortgage income offset by lower adjusted operating spreads and a decline in average account values. Participating mortgage income for the three months ended September 30, 2014 was $3.9 million compared to $2.4 million for the three months ended September 30, 2013. The adjusted operating spread, which excludes participating income, decreased by 5 basis points for the three months ended September 30, 2014 over the prior year.

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

Segment operating income

Operating income was $54.2 million and decreased $5.3 million, or 8.9%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values. Participating mortgage income for the nine months ended September 30, 2014 was $4.9 million compared to $9.5 million for the nine months ended September 30, 2013.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$68,340	$66,604	2.6%	$203,052	$200,993	1.0%
Reinsurance ceded	(35,804)	(32,681)	(9.6)	(103,689)	(96,416)	(7.5)
Net premiums and policy fees	32,536	33,923	(4.1)	99,363	104,577	(5.0)
Net investment income	5,589	5,804	(3.7)	17,043	17,440	(2.3)
Other income	32,459	31,768	2.2	91,431	88,862	2.9
Total operating revenues	70,584	71,495	(1.3)	207,837	210,879	(1.4)
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,745	26,384	(6.2)	73,813	77,006	(4.1)
Amortization of deferred policy acquisition costs	6,133	7,402	(17.1)	19,782	22,471	(12.0)
Other operating expenses	31,176	30,882	1.0	90,809	91,110	(0.3)
Total benefits and expenses	62,054	64,668	(4.0)	184,404	190,587	(3.2)
INCOME BEFORE INCOME TAX	8,530	6,827	24.9	23,433	20,292	15.5
OPERATING INCOME	$8,530	$6,827	24.9	$23,433	$20,292	15.5

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Credit insurance	$7,754	$9,105	(14.8)%	$22,812	$26,291	(13.2)%
Service contracts	104,821	102,796	2.0	289,068	283,984	1.8
GAP	19,193	18,140	5.8	54,951	50,359	9.1
	$131,768	$130,041	1.3	$366,831	$360,634	1.7
Loss Ratios(1)
Credit insurance	30.5%	20.7%		29.2%	34.8%
Service contracts	92.5	99.0		88.8	92.0
GAP	53.2	46.0		56.5	41.7

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

Segment operating income

Operating income was $8.5 million, representing an increase of $1.7 million, or 24.9%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Service contract earnings increased $1.6 million, primarily due to lower losses.  Credit insurance earnings increased $0.1 million, primarily resulting from lower expenses.  Earnings from the GAP product were consistent with the prior year.

Net premiums and policy fees

Net premiums and policy fees decreased $1.4 million, or 4.1%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Service contract premiums decreased $1.0 million and GAP premiums decreased $0.5 million primarily due to higher ceded premiums.  Credit insurance premiums increased $0.1 million.

Other income

Other income increased $0.7 million, or 2.2%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 due primarily to higher volume in the service contract and GAP product lines.

Benefits and settlement expenses

Benefits and settlement expenses decreased $1.6 million, or 6.2%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Service contract claims decreased $2.4 million resulting from lower loss ratios and higher ceded losses. The decrease was partially offset by an increase in GAP claims of $0.3 million and credit insurance claims of $0.4 million due to higher loss ratios.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.3 million, or 17.1%, lower for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to lower DAC balances and a change in the mix of business in the GAP product line. Other operating expenses increased $0.3 million, or 1.0%, for the three months ended September 30, 2014.

Sales

Total segment sales increased $1.7 million, or 1.3%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Higher auto sales helped drive increased service contract sales of $2.0 million and GAP product sales of $1.1 million. Credit insurance sales decreased $1.4 million due to the decreasing demand for this product.

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

Segment operating income

Operating income was $23.4 million, representing an increase of $3.1 million, or 15.5%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Service contract earnings increased $3.1 million primarily due lower loss ratios and higher volume. Credit insurance earnings increased $0.8 million primarily due to lower losses and lower expenses in 2014. Earnings from the GAP product line decreased $0.8 million primarily resulting from higher losses.

Net premiums and policy fees

Net premiums and policy fees decreased $5.2 million, or 5.0%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Service contract premiums decreased $3.4 million and GAP premiums decreased $2.3 million primarily due to higher ceded premiums.  Credit insurance premiums increased $0.5 million.

Other income

Other income increased $2.6 million, or 2.9%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 due primarily to higher volume in the service contract and GAP product lines.

Benefits and settlement expenses

Benefits and settlement expenses decreased $3.2 million, or 4.1%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  Service contract claims decreased $5.2 million due to higher ceded losses and lower loss ratios. Credit insurance claims decreased $0.5 million, primarily due to lower loss ratios. The decreases were partially offset by an increase of $2.5 million in GAP claims due to higher loss ratios.

Amortization of DAC and Other operating expenses

Amortization of DAC was $2.7 million, or 12.0%, lower for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to lower DAC balances and a change in the mix of business in the GAP product line. Other operating expenses decreased $0.3 million for the nine months ended September 30, 2014.

Sales

Total segment sales increased $6.2 million, or 1.7%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Higher auto sales in 2014 helped drive increased service contract sales of $5.1 million and GAP product sales of $4.6 million. The increase was partly offset by a decrease in credit insurance sales of $3.5 million due to the decreasing demand for this product.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(35,804)	$(32,681)	$(103,689)	$(96,416)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(15,462)	(14,993)	(46,222)	(42,894)
Amortization of deferred policy acquisition costs	(1,595)	(1,770)	(4,633)	(5,192)
Other operating expenses	(1,762)	(1,530)	(5,434)	(4,494)
Total benefits and expenses	(18,819)	(18,293)	(56,289)	(52,580)

NET IMPACT OF REINSURANCE (1)	$(16,985)	$(14,388)	$(47,400)	$(43,836)

(1)    Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

Reinsurance premiums ceded increased $3.1 million, or 9.6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was primarily due to an increase in ceded GAP and service contract premiums, somewhat offset by a decline in ceded dealer credit insurance premiums due to lower sales.

Benefits and settlement expenses ceded increased $0.5 million, or 3.1%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was primarily due to higher ceded losses in the service contract and GAP lines, somewhat offset by lower ceded losses in the dealer credit line.

Amortization of DAC ceded decreased $0.2 million while other operating expenses increased $0.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

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

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

Reinsurance premiums ceded increased $7.3 million, or 7.5%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in ceded GAP and service contract premiums, somewhat offset by a decline in ceded dealer credit insurance premiums due to lower sales.

Benefits and settlement expenses ceded increased $3.3 million, or 7.8%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily due to higher ceded losses in the service contract line.

Amortization of DAC ceded decreased $0.6 million, or 10.8%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as the result of a decrease in ceded activity in the dealer credit line and a change in the mix of business in the GAP product line. Other operating expenses increased $0.9 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 mainly due to increased ceded activity in the GAP line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$4,111	$4,556	(9.8)%	$12,665	$13,865	(8.7)%
Reinsurance ceded	(2)	(4)	50.0	(8)	(8)	n/m
Net premiums and policy fees	4,109	4,552	(9.7)	12,657	13,857	(8.7)
Net investment income	46,887	38,664	21.3	127,767	125,154	2.1
Other income	432	583	(25.9)	5,560	4,340	28.1
Total operating revenues	51,428	43,799	17.4	145,984	143,351	1.8
Realized gains (losses) - investments	(3,926)	(2,829)	(38.8)	(1,524)	354	n/m
Realized gains (losses) - derivatives	(180)	1,233	n/m	(482)	4,115	n/m
Total revenues	47,322	42,203	12.1	143,978	147,820	(2.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,632	5,701	(18.8)	14,721	16,365	(10.0)
Amortization of deferred policy acquisition costs	120	160	(25.0)	363	504	(28.0)
Other operating expenses	61,786	52,189	18.4	173,420	161,548	7.3
Total benefits and expenses	66,538	58,050	14.6	188,504	178,417	5.7
INCOME (LOSS) BEFORE INCOME TAX	(19,216)	(15,847)	(21.3)	(44,526)	(30,597)	(45.5)
Less: realized gains (losses) - investments	(3,926)	(2,829)		(1,524)	354
Less: realized gains (losses) - derivatives	(180)	1,233		(482)	4,115
OPERATING INCOME (LOSS)	$(15,110)	$(14,251)	(6.0)	$(42,520)	$(35,066)	(21.3)

For The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013

Segment operating income (loss)

Corporate & Other segment operating loss was $15.1 million for the three months ended September 30, 2014, as compared to an operating loss of $14.3 million for the three months ended September 30, 2013.  The change was primarily due to higher overhead expenses partially offset by a $7.5 million favorable investment income variance related to called securities compared to the three months ended September 30, 2013.

Operating revenues

Net investment income for the segment increased $8.2 million, or 21.3%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase in net investment income was primarily due to a $7.5 million favorable variance related to called securities and a $0.9 million increase related to a portfolio of securities designated for trading as compared to the three months ended September 30, 2013. Net premiums and policy fees decreased $0.4 million, or 9.7%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 and other income decreased $0.2 million.

Total benefits and expenses

Total benefits and expenses increased $8.5 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to higher overhead expenses for the three months ended September 30, 2014.

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

Segment operating income (loss)

Corporate and Other segment operating loss was $42.5 million for the nine months ended September 30, 2014, as compared to an operating loss of $35.1 million for the nine months ended September 30, 2013. The change resulted from an $11.9 million unfavorable variance in other operating expenses partially offset by a $2.6 million increase in net investment income and a $1.2 million increase in other income as compared to the nine months ended September 30, 2013.

Operating revenues

Net investment income for the segment increased $2.6 million, or 2.1%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, and net premiums and policy fees decreased $1.2  million, or 8.7%. The increase in net investment income included a $5.5 million favorable variance related to called securities and a $1.8 million increase related to a portfolio of securities designated for trading as compared to the nine months ended September 30, 2013.  Partially offsetting these increases was a $2.0 million unfavorable variance related to mortgage loan prepayment fee income as compared to the nine months ended September 30, 2013 and lower core net investment income. Other income increased $1.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to a $1.2 million favorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $10.1 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to higher overhead expenses.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of September 30, 2014, our investment portfolio was approximately $45.8 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	September 30, 2014		December 31, 2013
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2014 - $26,810,505; 2013 - $26,112,290)	$28,997,046	63.3%	$27,069,262	61.8%
Privately issued bonds (amortized cost: 2014 - $7,827,115; 2013 - $7,921,480)	8,340,349	18.2	8,118,831	18.5
Fixed maturities	37,337,395	81.5	35,188,093	80.3
Equity securities (cost: 2014 - $791,964; 2013 - $675,758)	809,648	1.8	646,027	1.5
Mortgage loans	5,232,463	11.4	5,493,492	12.5
Investment real estate	13,998	—	20,413	—
Policy loans	1,767,228	3.9	1,815,744	4.1
Other long-term investments	470,174	1.0	521,811	1.2
Short-term investments	183,411	0.4	134,146	0.4
Total investments	$45,814,317	100.0%	$43,819,726	100.0%

Included in the preceding table are $2.8 billion and $2.8 billion of fixed maturities and $75.3 million and $52.4 million of short-term investments classified as trading securities as of September 30, 2014 and December 31, 2013, respectively. The trading portfolio includes invested assets of $2.8 billion and $2.8 billion as of September 30, 2014 and December 31, 2013, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $415.0 million and $365.0 million of securities classified as held-to-maturity as of September 30, 2014 and December 31, 2013, respectively.

Fixed Maturity Investments

As of September 30, 2014, our fixed maturity investment holdings were approximately $37.3 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2014	December 31, 2013
AAA	12.5%	12.5%
AA	7.1	7.0
A	32.3	32.2
BBB	41.5	41.7
Below investment grade	5.5	5.6
Not rated	1.1	1.0
	100.0%	100.0%

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

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of September 30, 2014, based upon amortized cost, $35.5 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $34.3 billion fixed maturity securities held by us (0.1% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2014	December 31, 2013
	(Dollars In Millions)
Corporate bonds	$28,947.7	$27,293.4
Residential mortgage-backed securities	1,733.7	1,756.0
Commercial mortgage-backed securities	1,327.4	1,129.2
Other asset-backed securities	1,120.5	1,160.2
U.S. government-related securities	1,818.3	1,704.1
Other government-related securities	77.9	108.5
States, municipals, and political subdivisions	1,896.9	1,671.7
Other	415.0	365.0
Total fixed income portfolio	$37,337.4	$35,188.1

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $34.1 billion, or 91.3%, of our fixed maturities as “available-for-sale” as of September 30, 2014. These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities that we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $415.0 million, or 1.1% of our fixed maturities as “held-to-maturity” as of September 30, 2014. These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.8 billion, or 7.6%, of our fixed maturities and $75.3 million of short-term investments as of September 30, 2014. Changes in fair value on the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
AAA	$446,609	$419,866
AA	270,741	266,173
A	896,117	854,020
BBB	893,708	924,554
Below investment grade	319,453	324,453
Total Modco trading fixed maturities	$2,826,628	$2,789,066

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2014, were approximately $4.2 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of September 30, 2014, our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of September 30, 2014.

Percentage of
Residential
Mortgage-
Backed
Type	Securities
Sequential	27.7%
PAC	36.9
Pass Through	10.4
Other	25.0
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	64.0%
AA	0.1
A	0.9
BBB	0.4
Below investment grade	34.6
100.0%

Alt-A Collateralized Holdings

As of September 30, 2014, we held securities with a fair value of $377.4 million, or 0.8% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2013, we held securities with a fair value of $395.0 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of September 30, 2014, these securities had a fair value of $135.9 million and an unrealized gain of $34.0 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of September 30, 2014:

Percentage of
Alt-A
Rating	Securities
A	1.3%
BBB	0.3
Below investment grade	98.4
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2014:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$5.1	$—	$—	$—	$—	$5.1
BBB	1.2	—	—	—	—	1.2
Below investment grade	371.1	—	—	—	—	371.1
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$377.4	$—	$—	$—	$—	$377.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$0.1	$—	$—	$—	$—	$0.1
BBB	0.1	—	—	—	—	0.1
Below investment grade	44.2	—	—	—	—	44.2
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$44.4	$—	$—	$—	$—	$44.4

Sub-prime Collateralized Holdings

As of September 30, 2014, we held securities with a total fair value of $1.8 million that were supported by collateral classified as sub-prime. As of December 31, 2013, we held securities with a fair value of $2.0 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of September 30, 2014, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.4 billion, or 3.0%, of total invested assets. As of December 31, 2013, we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of September 30, 2014:

Percentage of
Prime
Rating	Securities
AAA	82.0%
AA	0.2
A	0.7
BBB	0.4
Below investment grade	16.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of September 30, 2014:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$509.4	$316.6	$26.9	$152.1	$105.4	$1,110.4
AA	0.2	—	—	—	2.3	2.5
A	9.8	—	—	—	—	9.8
BBB	5.4	—	—	—	—	5.4
Below investment grade	226.4	—	—	—	—	226.4
Total mortgage-backed securities collateralized by prime mortgage loans	$751.2	$316.6	$26.9	$152.1	$107.7	$1,354.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$24.0	$11.5	$0.1	$0.4	$(0.4)	$35.6
AA	—	—	—	—	—	—
A	0.5	—	—	—	—	0.5
BBB	0.5	—	—	—	—	0.5
Below investment grade	10.8	—	—	—	—	10.8
Total mortgage-backed securities collateralized by prime mortgage loans	$35.8	$11.5	$0.1	$0.4	$(0.4)	$47.4

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of September 30, 2014, the CMBS holdings were approximately $1.3 billion. As of December 31, 2013, the CMBS holdings were approximately $1.1 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of September 30, 2014:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	70.6%
AA	15.3
A	12.4
BBB	1.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of September 30, 2014:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$149.8	$211.9	$308.0	$147.9	$119.1	$936.7
AA	32.9	38.1	42.5	29.9	59.3	202.7
A	79.9	52.0	13.6	19.6	—	165.1
BBB	22.9	—	—	—	—	22.9
Total commercial mortgage- backed securities	$285.5	$302.0	$364.1	$197.4	$178.4	$1,327.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$8.3	$18.9	$2.9	$0.5	$0.4	$31.0
AA	2.1	3.1	(1.4)	(0.3)	0.2	3.7
A	3.2	0.6	(0.8)	(0.8)	—	2.2
BBB	0.4	—	—	—	—	0.4
Total commercial mortgage- backed securities	$14.0	$22.6	$0.7	$(0.6)	$0.6	$37.3

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2014, these holdings were approximately $1.1 billion. As of December 31, 2013, these holdings were approximately $1.2 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of September 30, 2014:

Percentage of
Other Asset-
Backed
Rating	Securities
AAA	51.3%
AA	19.0
A	17.4
BBB	0.6
Below investment grade	11.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of September 30, 2014:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$490.9	$13.2	$31.8	$19.1	$20.1	$575.1
AA	156.2	—	56.5	—	—	212.7
A	43.5	51.5	56.0	34.5	10.0	195.5
BBB	6.4	—	—	—	—	6.4
Below investment grade	130.8	—	—	—	—	130.8
Total other asset-backed securities	$827.8	$64.7	$144.3	$53.6	$30.1	$1,120.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$(16.7)	$1.2	$0.5	$0.6	$0.2	$(14.2)
AA	(10.0)	—	(0.9)	—	—	(10.9)
A	4.0	4.6	(0.6)	2.0	—	10.0
BBB	0.3	—	—	—	—	0.3
Below investment grade	12.1	—	—	—	—	12.1
Total other asset-backed securities	$(10.3)	$5.8	$(1.0)	$2.6	$0.2	$(2.7)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of September 30, 2014, 98.9% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	September 30, 2014	Value	December 31, 2013	Value
	(Dollars In Thousands)
Banking	$2,857,662	7.7%	$2,664,495	7.6%
Other finance	669,372	1.8	620,544	1.8
Electric	3,916,855	10.5	3,752,261	10.7
Natural gas	2,722,243	7.3	2,369,185	6.7
Insurance	2,927,633	7.8	2,634,325	7.5
Energy	2,097,747	5.6	1,947,154	5.5
Communications	1,506,470	4.0	1,500,544	4.3
Basic industrial	1,861,834	5.0	1,674,169	4.8
Consumer noncyclical	3,201,955	8.6	3,040,080	8.6
Consumer cyclical	2,082,199	5.6	2,141,961	6.1
Finance companies	237,263	0.6	261,871	0.7
Capital goods	1,353,734	3.6	1,300,671	3.7
Transportation	974,658	2.6	909,574	2.6
Other industrial	360,121	1.0	390,766	1.1
Brokerage	619,523	1.7	627,630	1.8
Technology	1,075,231	2.9	1,009,357	2.9
Real estate	250,985	0.7	269,378	0.8
Other utility	232,198	0.6	179,346	0.5
Commercial mortgage-backed securities	1,327,393	3.6	1,129,226	3.2
Other asset-backed securities	1,120,538	3.0	1,160,238	3.3
Residential mortgage-backed non-agency securities	807,126	2.2	800,154	2.3
Residential mortgage-backed agency securities	926,575	2.5	955,791	2.7
U.S. government-related securities	1,818,321	4.9	1,704,128	4.8
Other government-related securities	77,920	0.2	108,524	0.3
State, municipals, and political divisions	1,896,839	5.1	1,671,721	4.8
Other	415,000	0.9	365,000	0.9
Total	$37,337,395	100.0%	$35,188,093	100.0%

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of September 30, 2014, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $37.3 billion, which was 8.7% above amortized cost of $34.3 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2014, our mortgage loan holdings were approximately $5.2 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $29.9 million will become due in the remainder of 2014, $1.1 billion in 2015 through 2019, $510.0 million in 2020 through 2024, and $129.3 million thereafter.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2014 and December 31, 2013, approximately $583.4 million and $666.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine month period ended September 30, 2014 and 2013, we recognized $8.0 million and $13.8 million and $3.7 million and $12.9 million, respectively, of participating mortgage loan income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2014 and December 31, 2013, our allowance for mortgage loan credit losses was $3.7 million and $3.1 million, respectively. While our mortgage loans do not have quoted market values, as of September 30, 2014, we estimated the fair value of our mortgage loans to be $5.7 billion (using discounted cash flows from the next call date), which was approximately 8.9% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of September 30, 2014, approximately $34.0 million, or 0.07%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the nine months ended September 30, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the quarter included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the three and nine month periods ending September 30, 2014, we accepted or agreed to accept at a date prior to year end 2014, assets of $11.2 million and $26.3 million in satisfaction of $14.6 million and $30.6 million of principal. We also identified one $12.6 million loan whose principal was permanently impaired to a value of $7.3 million. These transactions resulted in a $5.3 million and $6.2 million decrease in our investment in mortgage loans net of existing allowances for mortgage loans losses. Of the mortgage loan transactions accounted for as troubled debt restructurings, $21.8 million remain on our balance sheet as of September 30, 2014.

Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of September 30, 2014, $34.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. $21.8 million of these nonperforming loans were restructured during the nine months ended September 30, 2014. We did not foreclose on any loans during the nine months ended September 30, 2014.

As of September 30, 2014, none of the loans subject to a pooling and servicing agreement were nonperforming. We did not foreclose on any nonperforming loans during the nine months ended September 30, 2014.

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2014:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,225,854	12.4%
AA	2,389,486	7.0
A	11,179,642	32.8
BBB	14,618,108	42.9
Investment grade	32,413,090	95.1
BB	1,076,734	3.2
B	176,328	0.5
CCC or lower	426,472	1.2
Below investment grade	1,679,534	4.9
Total	$34,092,624	100.0%

Not included in the table above are $2.5 billion of investment grade and $322.6 million of below investment grade fixed maturities classified as trading securities and $415.0 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2014. The following table summarizes our ten largest maturity exposures to an individual creditor group as of September 30, 2014:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc.	$214.6	$—	$214.6
Bank of America Corp.	186.7	0.3	187.0
General Electric	185.0	—	185.0
Duke Energy Corp.	183.4	—	183.4
Wells Fargo & Co.	178.4	—	178.4
Comcast Corp.	178.2	—	178.2
Nextera Energy Inc.	174.3	—	174.3
Exelon Corp.	172.6	—	172.6
JP Morgan Chase and Company	152.3	19.0	171.3
Rio Tinto PLC	162.3	—	162.3

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and nine months ended September 30, 2014, we concluded that approximately $2.3 million and $5.4 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $1.2 million and $3.4 million, respectively, of non-credit losses previously recorded in other comprehensive income (loss) that were recorded in earnings. These non-credit gains were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2014. As September 30, 2014, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$537.1	$803.9	$1,341.0
Netherlands	159.1	203.8	362.9
France	104.6	236.8	341.4
Switzerland	150.3	159.3	309.6
Germany	97.0	136.4	233.4
Spain	42.7	148.6	191.3
Sweden	125.9	38.1	164.0
Belgium	—	109.9	109.9
Norway	12.4	91.5	103.9
Italy	—	101.9	101.9
Ireland	11.5	69.9	81.4
Luxembourg	—	67.7	67.7
Portugal	—	15.5	15.5
Denmark	13.9	—	13.9
Total securities	1,254.5	2,183.3	3,437.8
Derivatives:
United Kingdom	16.4	—	16.4
Germany	10.1	—	10.1
Switzerland	8.7	—	8.7
Total derivatives	35.2	—	35.2
Total securities	$1,289.7	$2,183.3	$3,473.0

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$22,586	$11,666	$10,920	$50,650	$46,110	$4,540
Fixed maturity losses - sales	(257)	(1,120)	863	(753)	(4,103)	3,350
Equity gains - sales	1,298	—	1,298	1,298	2,367	(1,069)
Equity losses - sales	—	—	—	—	—	—
Impairments on fixed maturity securities	(2,354)	(7,421)	5,067	(5,405)	(13,918)	8,513
Impairments on equity securities	—	(1,260)	1,260	—	(3,347)	3,347
Modco trading portfolio	(17,225)	(25,960)	8,735	110,067	(167,982)	278,049
Other	(5,208)	(4,094)	(1,114)	(7,806)	(10,023)	2,217
Total realized gains (losses) - investments	$(1,160)	$(28,189)	$27,029	$148,051	$(150,896)	$298,947

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$1,979	$(2,255)	$4,234	$12,777	$(26,393)	$39,170
Equity futures - VA	861	(12,568)	13,429	(9,049)	(39,829)	30,780
Currency futures - VA	10,185	(6,531)	16,716	6,020	1,440	4,580
Variance swaps - VA	1,570	(1,347)	2,917	(1,103)	(9,566)	8,463
Equity options - VA	2,050	(29,094)	31,144	(31,240)	(65,631)	34,391
Interest rate swaptions - VA	(2,812)	1,725	(4,537)	(17,213)	(738)	(16,475)
Interest rate swaps - VA	22,011	(19,224)	41,235	124,548	(125,502)	250,050
Embedded derivative - GMWB	(51,429)	80,541	(131,970)	(181,105)	264,231	(445,336)
Total derivatives related to variable annuity contracts	(15,585)	11,247	(26,832)	(96,365)	(1,988)	(94,377)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,462)	(104)	(2,358)	(9,036)	(145)	(8,891)
Equity futures - FIA	117	(42)	159	1,067	(42)	1,109
Volatility futures - FIA	(4)	—	(4)	4	—	4
Equity options - FIA	1,099	104	995	5,077	85	4,992
Total derivatives related to FIA contracts	(1,250)	(42)	(1,208)	(2,888)	(102)	(2,786)
Derivatives related to IUL contracts:
Embedded derivative - IUL	347	—	347	62	—	62
Equity futures - IUL	16	—	16	16	—	16
Equity options - IUL	(24)	—	(24)	(24)	—	(24)
Total derivatives related to IUL contracts	339	—	339	54	—	54
Embedded derivative - Modco reinsurance treaties	20,426	30,074	(9,648)	(91,945)	191,847	(283,792)
Interest rate swaps	—	72	(72)	—	2,984	(2,984)
Other derivatives	(149)	(25)	(124)	(351)	(149)	(202)
Total realized gains (losses) - derivatives	$3,781	$41,326	$(37,545)	$(191,495)	$192,592	$(384,087)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the nine months ended September 30, 2014, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and nine months ended September 30, 2014, we recognized pre-tax other-than-temporary impairments of $2.3 million and $5.4 million, respectively, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $1.2 million and $3.4 million, respectively, of non-credit losses previously recorded in other comprehensive income in earnings as credit losses. For the three and nine months ended September 30, 2013, we recognized pre-tax other-than-temporary impairments of $8.7 million and $17.3 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars In Millions)
Alt-A MBS	$0.8	$1.5	$2.8	$4.5
Other MBS	0.7	1.6	1.8	5.1
Corporate bonds	—	4.3	—	4.3
Equities	—	1.3	—	3.4
Other	0.8	—	0.8	—
Total	$2.3	$8.7	$5.4	$17.3

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2014, we sold securities in an unrealized loss position with a fair value of $6.7 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$4,077	60.6%	$(247)	32.9%
>90 days but <= 180 days	630	9.4	(99)	13.1
>180 days but <= 270 days	210	3.1	(16)	2.1
>270 days but <= 1 year	135	2.0	(20)	2.7
>1 year	1,675	24.9	(371)	49.2
Total	$6,727	100.0%	$(753)	100.0%

For the three and nine months ended September 30, 2014, we sold or otherwise disposed of securities in an unrealized loss position with a fair value (proceeds) of $2.3 million and $6.7 million, respectively. The loss realized on the sale of these securities was $0.3 million and $0.8 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three and nine months ended September 30, 2014, we sold securities in an unrealized gain position with a fair value of $497.1 million and $1.1 billion, respectively. The gain realized on the sale of these securities was $23.9 million and $51.9 million, respectively.

The $5.2 million of other realized losses recognized for the three months ended September 30, 2014, consists of the decrease in the mortgage loan reserves of $0.6 million, mortgage loan losses of $5.9 million, and partnership gains of $0.1 million. The $7.8 million of other realized losses recognized for the nine months ended September 30, 2014, consists of the increase in the mortgage loan reserves of $0.6 million, mortgage loan losses of $6.9 million, and real estate losses of $0.3 million.

For the three and nine months ended September 30, 2014, net losses of $17.2 million and net gains of $110.1 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses, respectively. Of this amount, approximately $4.7 million and $16.4 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $20.4 million and losses of $91.9 million during the three and nine months ended September 30, 2014, respectively. These gains for the three months ended September 30, 2014, were due to the credit spreads widening slightly and the nine months ended September 30, 2014 losses were primarily the result of credit spreads modestly retightening and lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax gains of $0.9 million and losses of $9.0 million, interest rate futures resulted in pre-tax gains of $2.0 million and $12.8 million, currency futures resulted in net pre-tax gains of $10.2 million and $6.0 million, and volatility futures resulted in no pre-tax gains or losses for the three and nine months ended September 30, 2014, respectively. No volatility future positions were held as of September 30, 2014.

We also use equity options, variance swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax gains of $2.1 million and losses of $31.2 million, the variance swaps resulted in a net pre-tax gain of $1.6 million and a loss of $1.1 million, and the volatility options resulted in no pre-tax gains or losses, respectively, for three and nine months ended September 30, 2014. No volatility options positions were held as of September 30, 2014.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. The interest rate swaps resulted in net pre-tax gains of $22.0 million and $124.5 million and interest rate swaptions resulted in a net pre-tax loss of $2.8 million and $17.2 million for the three and nine months ended September 30, 2014, respectively.

The GMWB rider embedded derivative on variable deferred annuities, with a GMWB rider, had net realized losses of $51.4 million and $181.1 million for the three and nine months ended September 30, 2014, respectively. The loss was primarily the result of a change in interest rates during 2014.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in no pre-tax gains or losses for the three and nine months ended September 30, 2014. None of these positions were held as of September 30, 2014.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in no pre-tax gains or losses for the three and nine months ended September 30, 2014. No interest rate caps were held as of September 30, 2014.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

We recognized pre-tax losses of $2.5 million and $9.0 million, respectively, for the three and nine months ended September 30, 2014 related to the embedded derivative on the FIA product. We use certain equity options as well as equity and volatility futures to mitigate certain equity market risks associated with the FIA. For the three and nine months ended September 30, 2014, we recognized pre-tax gains of $1.2 million and $6.1 million related to these derivatives, respectively.

We recognized pre-tax gains of $0.3 million and $0.1 million, respectively, for the three and nine months ended September 30, 2014 related to the embedded derivative on the indexed universal life (“IUL”) product. We use certain equity options as well as equity futures to mitigate certain equity market risks associated with the IUL.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2014. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $2.7 billion, prior to tax and DAC offsets, as of September 30, 2014, and an overall net unrealized gain of $1.1 billion as of December 31, 2013.

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2014, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$2,962,129	55.4%	$3,036,237	54.6%	$(74,108)	34.8%
>90 days but <= 180 days	37,685	0.7	39,509	0.7	(1,824)	0.9
>180 days but <= 270 days	35,436	0.7	36,216	0.7	(780)	0.4
>270 days but <= 1 year	31,363	0.6	32,766	0.6	(1,403)	0.7
>1 year but <= 2 years	1,588,804	29.7	1,671,210	30.1	(82,406)	38.7
>2 years but <= 3 years	388,448	7.3	414,446	7.5	(25,998)	12.2
>3 years but <= 4 years	32,022	0.6	34,032	0.6	(2,010)	0.9
>4 years but <= 5 years	12,973	0.2	15,637	0.3	(2,664)	1.3
>5 years	255,549	4.8	277,192	4.9	(21,643)	10.1
Total	$5,344,409	100.0%	$5,557,245	100.0%	$(212,836)	100.0%

The majority of the unrealized loss as of September 30, 2014 for both investment grade and below investment grade securities is attributable to fluctuations in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2013. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of September 30, 2014, the Barclays Investment Grade Index was priced at 111.2 bps versus a 10 year average of 165.0 bps. Similarly, the Barclays High Yield Index was priced at 463.9 bps versus a 10 year average of 602.2 bps. As of September 30, 2014, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.757%, 2.490%, and 3.197%, as compared to 10 year averages of 2.564%, 3.368%, and 4.094%, respectively.

As of September 30, 2014, 80.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of September 30, 2014, there were estimated gross unrealized losses of $7.6 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of September 30, 2014, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans. As of September 30, 2014, we reviewed the performance of the underlying collateral supporting these securities and determined that the expected cash flows were in line with the valuation. As such, we believe unrealized losses as of September 30, 2014 were temporary in nature.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2014, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$491,912	9.2%	$514,676	9.3%	$(22,764)	10.7%
Other finance	137,490	2.6	141,164	2.5	(3,674)	1.7
Electric	170,406	3.2	174,691	3.1	(4,285)	2.0
Natural gas	172,506	3.2	175,175	3.2	(2,669)	1.3
Insurance	318,328	6.0	326,396	5.9	(8,068)	3.8
Energy	231,992	4.3	241,769	4.4	(9,777)	4.6
Communications	229,853	4.3	239,186	4.3	(9,333)	4.4
Basic industrial	322,829	6.0	345,516	6.2	(22,687)	10.7
Consumer noncyclical	529,133	9.9	553,385	10.0	(24,252)	11.4
Consumer cyclical	263,020	4.9	272,503	4.9	(9,483)	4.5
Finance companies	2,460	—	2,993	0.1	(533)	0.3
Capital goods	126,972	2.4	130,816	2.4	(3,844)	1.8
Transportation	90,972	1.7	93,772	1.7	(2,800)	1.3
Other industrial	90,602	1.7	92,936	1.7	(2,334)	1.1
Brokerage	34,903	0.7	34,982	0.6	(79)	—
Technology	215,012	4.0	222,315	4.0	(7,303)	3.4
Real estate	—	—	—	—	—	—
Other utility	4,964	0.1	4,991	0.1	(27)	—
Commercial mortgage-backed securities	247,821	4.6	253,684	4.6	(5,863)	2.8
Other asset-backed securities	660,703	12.4	694,976	12.5	(34,273)	16.1
Residential mortgage-backed non-agency
securities	199,676	3.7	211,164	3.8	(11,488)	5.4
Residential mortgage-backed agency
securities	37,980	0.7	40,626	0.7	(2,646)	1.2
U.S. government-related securities	723,059	13.5	745,364	13.4	(22,305)	10.5
Other government-related securities	—	—	—	—	—	—
States, municipals, and political divisions	41,816	0.9	44,165	0.6	(2,349)	1.0
Total	$5,344,409	100.0%	$5,557,245	100.0%	$(212,836)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	September 30, 2014	December 31, 2013

Banking	10.7%	8.1%
Other finance	1.7	2.3
Electric	2.0	7.0
Natural gas	1.3	5.1
Insurance	3.8	4.2
Energy	4.6	2.4
Communications	4.4	5.6
Basic industrial	10.7	5.1
Consumer noncyclical	11.4	12.1
Consumer cyclical	4.5	6.1
Finance companies	0.3	0.2
Capital goods	1.8	2.8
Transportation	1.3	2.4
Other industrial	1.1	1.6
Brokerage	—	0.7
Technology	3.4	3.9
Real estate	—	0.6
Other utility	—	0.7
Commercial mortgage-backed securities	2.8	3.3
Other asset-backed securities	16.1	11.5
Residential mortgage-backed non-agency securities	5.4	2.5
Residential mortgage-backed agency securities	1.2	1.6
U.S. government-related securities	10.5	8.9
Other government-related securities	—	—
States, municipals, and political divisions	1.0	1.3
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2014, varies, with 5.7% maturing in less than 5 years, 31.6% maturing between 5 and 10 years, and 62.7% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2014:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$2,780,736	52.0%	$2,882,679	51.9%	$(101,943)	47.9%
BBB	2,060,227	38.5	2,128,760	38.3	(68,533)	32.2
Investment grade	4,840,963	90.5	5,011,439	90.2	(170,476)	80.1
BB	251,434	4.7	277,815	5.0	(26,381)	12.4
B	55,484	1.1	57,302	1.0	(1,818)	0.8
CCC or lower	196,528	3.7	210,689	3.8	(14,161)	6.7
Below investment grade	503,446	9.5	545,806	9.8	(42,360)	19.9
Total	$5,344,409	100.0%	$5,557,245	100.0%	$(212,836)	100.0%

As of September 30, 2014, we held a total of 471 positions that were in an unrealized loss position. Included in that amount were 92 positions of below investment grade securities with a fair value of $503.4 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $42.4 million, of which $29.0 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.1% of invested assets.

As of September 30, 2014, securities in an unrealized loss position that were rated as below investment grade represented 9.5% of the total fair value and 19.9% of the total unrealized loss. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. We have the ability and intent to hold these securities to maturity. As of September 30, 2014, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $134.7 million. A widening of credit spreads is estimated to account for unrealized losses of $453.2 million, with changes in treasury rates offsetting this loss by an estimated $318.5 million.

The majority of our RMBS holdings as of September 30, 2014, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 6.29 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2014:

Weighted-Average
Non-agency portfolio	Life

Prime	7.43
Alt-A	4.58

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2014:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$227,236	45.1%	$238,286	43.7%	$(11,050)	26.1%
>90 days but <= 180 days	29,665	5.9	31,380	5.7	(1,715)	4.0
>180 days but <= 270 days	7,588	1.5	8,055	1.5	(467)	1.1
>270 days but <= 1 year	5,475	1.1	5,615	1.0	(140)	0.3
>1 year but <= 2 years	95,047	18.9	105,924	19.4	(10,877)	25.7
>2 years but <= 3 years	19,589	3.9	26,092	4.8	(6,503)	15.4
>3 years but <= 4 years	16,580	3.3	17,093	3.1	(513)	1.2
>4 years but <= 5 years	564	0.1	637	0.1	(73)	0.2
>5 years	101,702	20.2	112,724	20.7	(11,022)	26.0
Total	$503,446	100.0%	$545,806	100.0%	$(42,360)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provide for net settlement in the event of default or on termination of the agreements. As of September 30, 2014, the fair value of securities pledged under the repurchase program was $402.0 million and the repurchase obligation of $359.8 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 8 basis points). During the nine months ended September 30, 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $511.3 million (at an average borrowing rate of 10 basis points) during the nine months ended September 30, 2014. As of December 31, 2013, we had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

We have access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2014. There was an outstanding balance of $280.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of September 30, 2014.

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

We held $66.0 million of FHLB common stock as of September 30, 2014, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2014, we had $771.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2014, we reported approximately $614.7 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of September 30, 2014, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of September 30, 2014, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $27.8 million and $57.2 million was recorded as of September 30, 2014 and December 31, 2013, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our credit exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of September 30, 2014, our total cash and invested assets were $46.1 billion. The life insurance subsidiaries were committed as of September 30, 2014, to fund mortgage loans in the amount of $407.0 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $388.2 million in cash and short-term investments as of September 30, 2014, and we held $57.6 million in cash available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Nine Months Ended
	September 30,
	2014	2013
	(Dollars In Thousands)
Net cash provided by operating activities	$605,503	$443,103
Net cash used in investing activities	(480,536)	(661,010)
Net cash (used in) provided by financing activities	(263,022)	203,555
Total	$(138,055)	$(14,352)

For The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013

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

Net cash (used in) provided by financing activities - Changes in cash from financing activities included $9.8 million inflows from repurchase program borrowings for the nine months ended September 30, 2014 as compared to outflows of $50.0 million for the nine months ended September 30, 2013 and $45.8 million outflows of investment product and universal life net activity for the nine months ended September 30, 2014, as compared to $215.1 million of inflows in the prior year. Net activity related to credit facility borrowings resulted in outflows of $205.0 million for the nine months ended September 30, 2014, as compared to net inflows of $50.0 million for the nine months ended September 30, 2013. Net issuance of non-recourse funding obligations equaled $31.7 million during the nine months ended September 30, 2014, as compared to issuance of $33.9 million during the nine months ended September 30, 2013.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis. Additionally, we have access to the Credit Facility previously mentioned.

Captive Reinsurance Companies

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2014. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of September 30, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of September 30, 2014, securities related to $176.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $398.4 million of the non-recourse funding obligations were held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the special purpose trusts, as holders of the non-recourse funding obligations, cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuer of the non-recourse funding obligations, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II. These support agreements provide that amounts would become payable by us to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of September 30, 2014, no payments have been made under these agreements.

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company, and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of September 30, 2014, the principal balance of the Red Mountain note was $415 million. In connection with the transaction, we have entered into certain support agreements under which we guarantee or otherwise support certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by us if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, we have entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of September 30, 2014, no payments have been made under these agreements.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing

LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, we entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. On June 25, 2014, we entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $925 million as of September 30, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $935 million in 2015. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. We have entered into certain support agreements with Golden Gate III obligating us to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by us to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, we have continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of September 30, 2014, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during the third quarter of 2014 and was $740 million as of September 30, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities related to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. We have entered into certain support agreements with Golden Gate IV obligating us to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate IV. The support agreements provide that amounts would become payable by us to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. We have also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of September 30, 2014, no payments have been made under these agreements.

A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid 30 days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2014 is estimated to be $305.1 million.

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

In an effort to mitigate the equity market risks discussed above relative to PLICO’s RBC ratio, PLICO has reinsured GMWB and GMDB riders related to its variable annuity contracts to Shades Creek Captive Insurance Company (“Shades Creek”), a Vermont captive insurance company, a wholly owned insurance subsidiary of the Company. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation.

We have an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of September 30, 2014, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2014, we ceded premiums to unaffiliated third party reinsurers amounting to $277.1 million and $947.8 million, respectively. In addition, we had receivables from unaffiliated reinsurers amounting to $6.1 billion as of September 30, 2014. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of September 30, 2014:

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

As of September 30, 2014, we had policy liabilities and accruals of approximately $31.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.51%.

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

As of September 30, 2014, we carried a $142.1 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Debt(1)	$2,206,678	$319,190	$415,703	$262,500	$1,209,285
Non-recourse funding obligations(2)	2,107,689	30,178	73,115	86,964	1,917,432
Subordinated debt securities(3)	1,410,309	33,283	66,566	66,566	1,243,894
Stable value products(4)	2,333,243	856,555	938,283	463,462	74,943
Operating leases(5)	17,409	6,136	7,108	2,041	2,124
Home office lease(6)	80,206	1,226	2,455	76,525	—
Mortgage loan and investment commitments	415,067	415,067	—	—	—
Repurchase program borrowings(7)	359,805	359,805	—	—	—
Policyholder obligations(8)	42,481,870	1,314,009	2,931,811	3,135,158	35,100,892
Total(9)	$51,412,276	$3,335,449	$4,435,041	$4,093,216	$39,548,570

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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of September 30, 2014, $2.2 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of September 30, 2014, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $105.4 million and $533.7 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of September 30, 2014, the Level 3 fair value of these liabilities was $98.1 million.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. We did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2014.

Of our $2.3 billion, or 4.4%, of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $736.1 million were ABS. Of this amount, $574.1 million were student loan related ABS and $162.0 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$292.4
2003	96.9
2004	117.4
2006	13.1
2007	93.8
2012	97.2
2013	25.3
Total	$736.1

The ABS was rated as follows: $477.9 million were AAA rated, $162.7 million were AA rated, $92.6 million were A rated, $2.4 million were BBB rated, and $0.5 million were less than investment grade. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 17, Derivative Financial Instruments for additional information on our financial instruments.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2014, we had outstanding mortgage loan commitments of $407.0 million at an average rate of 4.79%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary

As of September 30, 2014

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$186	$941	$2,005	$3,132
>3% - 4%	3,515	1,684	137	5,336
>4% - 5%	2,049	15	—	2,064
>5% - 6%	225	—	—	225
Subtotal	5,975	2,640	2,142	10,757

Fixed Annuities
1%	$564	$186	$285	$1,035
>1% - 2%	609	518	207	1,334
>2% - 3%	1,992	113	539	2,644
>3% - 4%	296	—	—	296
>4% - 5%	303	—	—	303
Subtotal	3,764	817	1,031	5,612
Total	$9,739	$3,457	$3,173	$16,369

Percentage of Total	59%	21%	20%	100%

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

In conducting our evaluation of the effectiveness of internal control over financial reporting as of September 30, 2014, the Company has excluded the internal controls relating to the administrative systems and processes being provided by third parties for MONY Life Insurance Company (“MONY”) and the blocks of life and health business reinsured from MONY Life Insurance Company of America (“MLOA Business”). As of September 30, 2014, the Company is in the process of, but has not completed its own evaluation of the design and operation of the internal controls relating to the administrative systems and processes, including those currently being provided by third parties, for MONY and the MLOA business. For the three and nine months ended September 30, 2014, MONY and the MLOA Business represented revenues and pre-tax income of $175.8 million and $569.7 million and $27.4 million and $79.9 million, respectively, of the Company’s consolidated income before income tax.

(b)                                 Changes in internal control over financial reporting

During the second quarter of 2014, the Company began the conversion and integration of administrative processing into its internal controls over financial reporting for the MONY and MLOA blocks of business. The conversion to the Company’s operating environment was substantially complete as of September 30, 2014.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1.  Legal Proceedings

Since the entry into the Merger Agreement on June 3, 2014, four lawsuits have been filed against the Company, our directors, Dai-ichi and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. On June 11, 2014, a putative class action lawsuit styled Edelman, et al. v. Protective Life Corporation, et al., Civil Action No. 01-CV-2014-902474.00, was filed in the Circuit Court of Jefferson County, Alabama.  On July 30, 2014, the plaintiff in Edelman filed an amended complaint. Three putative class action lawsuits were filed in the Court of Chancery of the State of Delaware, Martin, et al. v. Protective Life Corporation, et al., Civil Action No. 9794-CB, filed June 19, 2014, Leyendecker, et al. v. Protective Life Corporation, et al., Civil Action No. 9931-CB, filed July 22, 2014 and Hilburn, et al. v. Protective Life Corporation, et al., Civil Action No. 9937-CB, filed July 23, 2014.  The Delaware Court of Chancery consolidated the Martin, Leyendecker, and Hilburn actions under the caption In re Protective Life Corp. Stockholders Litigation, Consolidated Civil Action No. 9794-CB, designated the Hilburn complaint as the operative consolidated complaint (the “Delaware Action”) and appointed Charlotte Martin, Samuel J. Leyendecker, Jr., and Deborah J. Hilburn to serve as co-lead plaintiffs. These lawsuits allege that our Board of Directors breached its fiduciary duties to our shareowners, that the Merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers, and that the preliminary proxy statement filed with the SEC on July 10, 2014 failed to disclose purportedly material information. The complaints also alleged that the Company, Dai-ichi and DL Investment (Delaware), Inc. aided and abetted those alleged breaches of fiduciary duties. The complaints seek injunctive relief, including enjoining or rescinding the Merger, and attorneys’ and other fees and costs, in addition to other relief. The Delaware Action also seeks an award of unspecified damages.

With respect to the Edelman lawsuit, on September 5, 2014, the court held a hearing to address motions to dismiss the lawsuit filed on behalf of the Company, the members of the Company’s Board, and DL Investment (Delaware), Inc.  On September 19, 2014, the court granted those motions and dismissed the Edelman lawsuit in its entirety and with prejudice, pending a possible appeal by the plaintiff. With respect to the Delaware Action, on September 24, 2014, the Company, each of the members of the Company’s Board, Dai-ichi, and DL Investment (Delaware), Inc. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in that case, which sets forth the parties’ agreement in principle for a settlement of the Delaware Action. As set forth in the MOU, the Company, the members of the Company’s Board, Dai-ichi, and DL Investment (Delaware), Inc. agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing.  The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for the certification of a mandatory non opt-out class, for settlement purposes only, to include any and all record and beneficial owners of shares (excluding the members of the Company’s Board and their immediate family members, any entity in which any member of the Company’s Board has a controlling interest, and any successors in interest thereto) that held shares at any time during the period beginning on June 3, 2014, through the date of consummation or termination of the proposed Merger, including any and all of their respective successors in interest, successors, predecessors in interest, representatives, trustees, executors, administrators, heirs, assigns, or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, together with their predecessors, successors and assigns, and a global release of claims relating to the Merger as set forth in the MOU.  As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger which are set forth in the Company’s Form 8-K filed on September 25, 2014 and which supplement the information contained in the Company’s definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014.  Nothing in the Form 8-K or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K. The claims in the Delaware Action will not be released until the stipulation of settlement is approved by the Court of Chancery of the State of Delaware.  The settlement will not affect the consideration to be received by the Company stockholders in connection with the Merger. There can be no assurance that the parties to the Delaware Action will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation, or the extent to which attorneys’ fees and expenses will be awarded to the plaintiffs’ counsel. The Company cannot provide assurances as to the ultimate settlement of the Delaware Action or with respect to any lawsuits regarding the Merger that may be filed in the future.

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

Item 1A.  Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the factors discussed in Part II, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which could materially affect the Company’s business, financial condition, or future results of operations.

Risks Related to the Proposed Dai-ichi Merger

The Merger is subject to various closing conditions, including regulatory and third party approvals.

As discussed above, on June 3, 2014, the Company entered into the Merger Agreement pursuant to which it would become a wholly owned subsidiary of Dai-ichi. Completion of the Merger is subject to certain closing conditions, including, without limitation, approval of the Company’s shareowners, which approval was received at a Special Meeting of Shareholders held on October 6, 2014, the receipt of required third party consents and regulatory approvals, including those of the Financial Services Agency of Japan and domestic insurance regulators, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which waiting period terminated on July 25, 2014, pursuant to a grant of early termination by the Federal Trade Commission, the absence of legal impediments or a material adverse effect with respect to the Company preventing the consummation of the Merger, as well as other conditions to closing as are customary in transactions such as the Merger. A number of the closing conditions are outside of our control and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite our best efforts, we may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the Merger would be prevented or delayed.

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

Transactions such as the Merger are often subject to lawsuits by shareowners. To date, multiple purported class action lawsuits have been filed by shareowners seeking injunctive relief, including enjoining or rescinding the Merger, an award of unspecified damages, attorneys’ and other fees and costs, and other relief. Conditions to the closing of the Merger require that no laws or legal restraints must have been adopted or in effect, and that no restraining order, injunction or other order, judgment, decision, opinion or decree must have been issued, in each case having the effect of making the Merger illegal or otherwise prohibiting the consummation of the Merger. While one lawsuit filed in Alabama has been dismissed with prejudice and the parties have reached a Memorandum of Understanding to settle all outstanding claims in the consolidated Delaware Action, we cannot assure you that other actions will not be filed or as to the outcome of any pending or similar future lawsuits, including the costs associated with defending the claims or any other liabilities that may be incurred in connection with the litigation or settlement of these lawsuits. If the plaintiffs in any action are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may prevent the completion of the Merger in the expected time frame or altogether.

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

General Risk Factors

The Company is exposed to risks related to natural and man-made disasters and catastrophes, diseases, epidemics pandemics, malicious acts, terrorist acts and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, or earthquake, disease, epidemic, pandemic, malicious act, terrorist act, or the occurrence of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. In addition, such events could adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. The Company’s risk management efforts and other precautionary plans and activities may not adequately predict the impact on the Company from such events.

In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of the Company’s business within such geographic areas and/or the general economic climate, which in turn could have an adverse effect on the Company. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

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

The Company is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati, which provides the Company with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. In recent years, the Federal Housing Finance Agency (“FHFA”) has released proposed rules, which include revised member participation standards, and advisory bulletins addressing concerns associated with insurance company (as opposed to federally-backed bank) access to FHLB financial services, the state insurance regulatory framework and FHLB creditor status in the event of member insurer insolvency. In response to FHFA actions, FHLB members, the NAIC and trade groups developed model legislation that would enable insurers to access FHLB funding on similar collateral terms as federally insured depository institutions.  While members of the FHLB and NAIC were not able to agree on certain points, legislation based on this model has been introduced in several states and is not being opposed by the NAIC. It is unclear at this time whether or to what extent additional or new legislation or regulatory action regarding continued membership in and access to FHLB financial services will be enacted or adopted. Any developments that limit access to FHLB financial services or eliminate the Company’s eligibility for continued FHLB membership could have a material adverse effect on the Company.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The NAIC may also be influenced by the initiatives and regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. In August 2013, the Financial Stability Board (“FSB”) released a report encouraging the U.S. to move toward a federal regulatory system for insurance. The International Association of Insurance Supervisors (“IAIS”) is developing group-wide supervision requirements, including a global capital standard, to be applied to large, internationally active insurance groups (“IAIGs”), as well as standards for companies posing systemic risk to be applied to global systemically important insurers (“G-SII’s”). These are only a few examples of international developments impacting the global insurance market. At this time, FSB reports, IAIS Insurance Core Principles, and other international work products are not directly binding on the Company, and the Company has not been identified as either an IAIG or G-SII. However, there is increasing pressure to conform to international standards due to the globalization of the business of insurance and the recent financial crisis. Any international reports, standards or mandates that directly impact, or indirectly influence, the nature of U.S. regulation or industry operations, or become applicable to the Company, directly or indirectly, as a result of the Merger, could impact the Company and its reserve and capital requirements, financial condition or results of operations.

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

The Company currently uses affiliated captive reinsurance companies in various structures relating to term life insurance and universal life insurance with secondary guarantees, and certain guaranteed benefits relating to variable annuities, to finance statutory requirements for so-called XXX and AXXX reserves and reserves for variable annuity contracts with guaranteed minimum withdrawal and death benefits. The NAIC, through various committees, subgroups and dedicated task forces, has undertaken a review of the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could place significant limitations on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). The NAIC’s Financial Condition (E) Committee adopted an “interim solution for captives” in the form of a new charge requiring the Financial Analysis Working Group (or “FAWG”) to review captive transactions submitted by the states in a peer review and comment process. The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, recently adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. However, the recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector

Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices and in some circumstances could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

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

Recently, new laws and regulations have been adopted in certain states that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in various states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Additionally, the NAIC Unclaimed Life Insurance Benefits (A) Working Group recently recommended to its parent committee the development of an NAIC model unclaimed property law that, if developed, would overlap with the NCOIL based laws already adopted in several states. Other life insurance industry associations and regulatory associations are also considering these matters.

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

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations. Additionally, the California Controller has recently sued several insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California might pursue a similar action against the Company and further cannot predict whether other jurisdictions might pursue similar actions. The Company does not believe however that any such action would have a material impact on the Company’s financial condition or results of operations.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer

During the nine months ended September 30, 2014, the Company did not repurchase any of its common stock.

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
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended September 30, 2014, filed on November 7, 2014, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowners’ Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: November 7, 2014	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer