Form 10-K
period 2014-12-31
PROTECTIVE LIFE CORP
filed 2015-02-26
CIK 355429

Use these links to rapidly review the document

Index to Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 001-11339

PROTECTIVE LIFE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-2492236 (IRS Employer Identification Number)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
PLC Capital Trust V 6.125% Trust Originated Preferred Securities, including the Guarantee of Protective Life Corporation 6.25% Subordinated Debentures Due 2042 6.00% Subordinated Debentures Due 2042	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2014: $5,386,108,669

         Number of shares of Common Stock, $0.01 Par Value, outstanding as of February 6, 2015: 1,000

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.    Business

        Protective Life Corporation (the "Company") is a holding company headquartered in Birmingham, Alabama, with subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("PLICO") is the Company's largest operating subsidiary. Unless the context otherwise requires, the "Company," "we," "us," or "our" refers to the consolidated group of Protective Life Corporation and its subsidiaries.

        As further discussed under the heading "Recent Developments—Merger", on February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan ("Dai-ichi Life"), acquired 100% of the Company's outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity. As a result of the merger, the Company is a direct, wholly owned subsidiary of Dai-ichi Life.

        Additional information concerning the Company's operating segments may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 26, Operating Segments to consolidated financial statements included herein.

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

Life Marketing

        The Life Marketing segment markets fixed universal life ("UL"), indexed universal life ("IUL"), variable universal life ("VUL"), bank-owned life insurance ("BOLI"), and level premium term insurance ("traditional") products on a national basis, primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

        The following table presents the Life Marketing segment's sales measured by new premium:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2010	$171
2011	133
2012	121
2013	155
2014	130

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

        The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage. On occasion, the Company's other operating segments have acquired companies and/or blocks of policies. The results of these acquisitions are included in the respective segment's financial results.

        On October 1, 2013 PLICO completed the acquisition contemplated by the master agreement (the "Master Agreement") dated April 10, 2013. Pursuant to that Master Agreement with AXA Financial, Inc. ("AXA") and AXA Equitable Financial Services, LLC ("AEFS"), PLICO acquired the stock of MONY Life Insurance Company ("MONY") from AEFS and entered into a reinsurance agreement (the "Reinsurance Agreement") pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the "MLOA Business") of MONY Life Insurance Company of America ("MLOA"). The final aggregate purchase price of MONY was $689 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as the "MONY acquisition". The MONY acquisition allowed the Company to invest its capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004. See Note 3, Significant Acquisitions for additional information.

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

        The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed and VA sales:

For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2010	$930	$1,715	$2,645
2011	1,032	2,349	3,381
2012	592	2,735	3,327
2013	693	1,867	2,560
2014	831	953	1,784

Stable Value Products

        The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the "fixed rate" investment option in a 401(k) plan compared to the equity-based investment options which may be available to plan participants. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the "SEC") which offers notes to both institutional and retail investors.

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

        The following table presents Stable Value Products sales:

For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2010	$133	$625	$758
2011	499	300	799
2012	400	222	622
2013	495	—	495
2014	42	50	92

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

        The following table presents the insurance and related product sales measured by new revenue:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2010	$343
2011	416
2012	451
2013	470
2014	487

        In 2014, all of the segment's sales were through the automobile, RV, marine, and powersports dealer distribution channel and approximately 79% of the segment's sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

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

Investments

        As of December 31, 2014, the Company's investment portfolio was approximately $45.7 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 6, Investment Operations, Note 24, Derivative Financial Instruments to consolidated financial statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table presents the investment results from continuing operations of the Company:

				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
For The Year Ended December 31,		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2010	$31,970,632	$1,683,676	5.4%	$(138,249)	$112,856
2011	35,558,958	1,820,643	5.3	(155,251)	187,473
2012	37,640,971	1,862,332	4.9	(238,480)	172,149
2013	44,751,600	1,918,081	4.9	188,131	(145,984)
2014	46,531,371	2,197,724	4.7	(346,878)	198,127

Mortgage Loans

        The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2014, the Company's mortgage loan holdings were approximately $5.1 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company's investment in mortgage loans, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Mortgage Loans to the consolidated financial statements included herein.

Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products and its competitive position. The following table summarizes the current financial strength ratings of our significant member companies from the major independent rating organizations:

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA–	A2
West Coast Life Insurance Company	A+	A+	AA–	A2
Protective Life and Annuity Insurance Company	A+	A+	AA–	—
Lyndon Property Insurance Company	A–	—	—	—
MONY Life Insurance Company	A+	A+	A+	A2

        The Company's ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to our debt and financial strength ratings, including as a result of our status as a subsidiary of Dai-ichi Life.

        Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company's securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company's access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral.

Life Insurance In-Force

        The following table presents life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
New Business Written
Life Marketing	$35,967,402	$39,107,963	$20,488,483	$19,357,654	$30,626,739
Asset Protection	878,671	1,040,593	1,013,484	1,093,770	1,191,268

Total	$36,846,073	$40,148,556	$21,501,967	$20,451,424	$31,818,007

Business Acquired Acquisitions	$—	$44,812,977	$—	$16,233,361	$13,185,627

Insurance In-Force at End of Year(1)
Life Marketing	$546,994,786	$535,747,678	$521,829,874	$541,899,176	$552,590,776
Acquisitions	215,223,031	235,552,325	212,812,930	217,216,920	217,101,363
Asset Protection	2,055,873	2,149,324	2,243,597	2,367,047	2,625,886

Total	$764,273,690	$773,449,327	$736,886,401	$761,483,143	$772,318,025

(1)
Reinsurance assumed has been included, reinsurance ceded (2014—$388,890,060; 2013—$416,809,287; 2012—$444,950,866; 2011—$469,530,487; 2010—$495,056,077) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

As of December 31,	Ratio of Voluntary Termination
2010	4.8%
2011	5.0
2012	5.0
2013	5.1
2014	4.7

Investment Products In-Force

        The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company's financial statements as liabilities related to separate accounts.

As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2010	$3,076,233	$10,139,687	$5,622,111
2011	2,769,510	10,436,281	7,252,526
2012	2,510,559	10,107,365	10,152,515
2013	2,559,552	10,832,956	13,083,735
2014	1,959,488	10,724,849	13,383,309

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

        The Company utilizes an advanced underwriting system, TeleLife®, for certain product lines in life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements.

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

        For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded approximately 90% of its newly written traditional life insurance business on a first dollar quota share basis under coinsurance contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to yearly renewable term ("YRT") reinsurance. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies.

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

Federal Taxes

        Existing laws and regulations affect the taxation of the Company's products. Income taxes that would otherwise be payable by policyholders on investment income that is earned inside certain types of insurance and annuity policies are deferred during these products' accumulation period. This favorable tax treatment gives certain of the Company's products a competitive advantage over non-insurance products. If the individual income tax laws are revised such that there is an elimination or scale-back of the tax-deferred status of these insurance products, or competing non-insurance products are granted a tax-deferred status, then the relative attractiveness of the Company's products may be reduced or eliminated.

        In addition, life insurance products are often used to fund estate tax obligations. Changes to estate tax laws may affect the demand for life insurance products.

        The Company is subject to the corporate income tax within the U.S. and various states. It currently benefits from certain special tax benefits, such as deductions relating to its variable products' separate accounts and its future policy benefits and claims. Tax legislation could be enacted that would cause the Company to lose some or all of these deductions and therefore incur additional income tax expense. In addition, life insurance products are often used to fund estate tax obligations. Changes to estate tax laws may affect the demand for life insurance products. In general, there is general uncertainty regarding the taxes to which the Company and its products will be subject to in the future. The Company cannot predict what changes to tax law will occur.

        The Company's insurance subsidiaries are taxed in a manner similar to other life insurance companies in the industry. Certain restrictions apply to the consolidation of recently-acquired life insurance companies into the Company's consolidated income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses can cause the Company's income tax expense to increase.

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

        As technology evolves, a comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency, which differs from past behavior.

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

        The Company's insurance subsidiaries are required to file periodic reports with the regulatory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the regulatory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company's subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits for the Company's subsidiaries that could, if determined adversely, have a material adverse impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company's insurance company subsidiaries.

        Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond the prescribed limits. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

        In addition, many states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where PLICO is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. Holding company legislation has been adopted in certain states where the Company's insurance subsidiaries are domiciled, which subjects the subsidiaries to increased reporting requirements. Holding company legislation has also been proposed in additional states, which, if adopted, will subject any domiciled subsidiaries to additional reporting and supervision requirements (see further discussion under the heading "Recent Development—Dai-ichi Merger" related to the Company's merger).

        The states in which the Company's insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries' ability to pay dividends to the Company. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2015 is approximately, in the aggregate, $588.2 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

        The Company's sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority ("JFSA"). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to, the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted. However, there are still several studies and regulations yet to be written. Additionally, this is currently an area of activity and change. Both regulators and legislators continue to study, write regulations, and introduce and pass legislation related to Dodd-Frank. Any of these actions could significantly impact the Company.

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

        The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act ("ERISA"). The Department of Labor is expected to re-propose a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor's re-proposed rule may have on its operations.

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

        Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, antitrust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and because the Company owns and operates real property, state, federal, and local environmental laws.

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

        As of December 31, 2014, the Company had approximately 2,457 employees, of which 2,441 were full-time and 16 were part-time employees. Included in the total were approximately 1,437 employees in Birmingham, Alabama, of which 1,429 were full-time and 8 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2014 was approximately $12.3 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 15, Stock-Based Compensation and Note 16, Employee Benefit Plans to our consolidated financial statements for additional information.

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

        The Company makes available free of charge through its website, www.protective.com, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company's website is not part of this or any other report filed with or furnished to the SEC. The Company will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.

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

Executive Officers

        As of December 31, 2014 and the date of this filing, the Company's executive officers were as follows:

Name	Age	Position
John D. Johns	63	Chairman of the Board, President, Chief Executive Officer and a Director
Richard J. Bielen	54	Vice Chairman, Chief Financial Officer and a Director
Deborah J. Long	61	Executive Vice President, Secretary and General Counsel
Michael G. Temple	52	Executive Vice President, Chief Risk Officer
Carl S. Thigpen	58	Executive Vice President, Chief Investment Officer
D. Scott Adams	50	Senior Vice President, Chief Human Resources Officer
Steven G. Walker	55	Senior Vice President, Controller and Chief Accounting Officer

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

        Mr. Bielen has been Vice Chairman and Chief Financial Officer of the Company since June 2007. From August 2006 to June 2007, Mr. Bielen served as Executive Vice President, Chief Investment Officer, and Treasurer of the Company. Mr. Bielen became a director of the Company on February 1, 2015. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

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

Risks Related to the Dai-ichi Merger and our Status as a Subsidiary of Dai-ichi Life

Uncertainty following the Merger could adversely affect our business and operations.

        The completion of the Merger or our status as a subsidiary of a foreign global insurer could cause disruptions to the Company's business and business relationships, which could have an adverse impact on the Company's results of operations, liquidity and financial condition. For example, the attention of the Company's management may be directed to post-Merger related considerations, the Company's current and prospective employees may experience uncertainty about their future roles with the Company which may adversely affect our ability to retain and hire key personnel, and parties with which the Company has business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with us in a manner that negatively impacts the Company.

Our debt ratings and the financial strength ratings of our insurance subsidiaries may be adversely affected by our being a subsidiary of Dai-ichi Life.

        Rating organizations regularly review our debt ratings and the financial strength ratings of our insurance subsidiaries. Those organizations may take various actions, positive or negative, with respect to our debt and financial strength ratings, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a ratings organization could have a material adverse impact on the Company's financial condition or results of operations.

The Company is controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business.

        As of February 1, 2015, the date of completion of our merger, all of our common stock is owned by Dai-ichi Life. As a holder of 100% of the voting stock, Dai-ichi Life is entitled to elect all our directors, to approve any action requiring the approval of the holders of our voting stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets, and to prevent any transaction that requires the approval of stockholders. Dai-ichi Life has effective control over our affairs, policies and operations, such as the appointment of management, future issuances of our securities, the payments of distributions by us, if any, in respect of our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions, and Dai-ichi Life's interests may not in all cases be aligned with the interests of investors, including holders of our debt securities. Additionally, our Credit Agreement and Indentures permit us to pay dividends and make other restricted payments to Dai-ichi Life under certain circumstances, and Dai-ichi Life may have an interest in our doing so. In addition, Dai-ichi Life has no obligation to provide us with any additional debt or equity financing.

General Risk Factors

The Company is exposed to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change, which could adversely affect the Company's operations and results.

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

Confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated, damaging the Company's business and reputation and adversely affecting its financial condition and results of operations.

        In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counter parties and service providers. The Company's business partners, counter parties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional or unintentional breach or compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration or destruction of the confidential information retained by or on behalf of the Company, which could damage the Company's business and reputation, and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company's customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While the Company has experienced cyber-attacks in the past, to date the Company has not suffered any material harm or loss relating to cyber-attacks or other information security breaches at the Company or its counterparties, there can be no assurance that the Company will not suffer such losses in the future.

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

        The Company's performance is highly dependent on its ability to manage risks that arise from a large number of its day-to-day business activities, including: policy pricing, reserving and valuation; underwriting; claims processing; policy administration and servicing; administration of reinsurance; execution of its investment and hedging strategy; financial and tax reporting; and other activities, many of which are very complex. The Company also may rely on third parties for such activities. The Company seeks to monitor and control its exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen or un-contemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by the Company or a failure on the part of employees or third parties upon which the Company relies in this regard, may have a material adverse effect on the Company's financial condition or results of operations.

Risks Related to the Financial Environment

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

        Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed income securities within the Company's investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company's financial condition and results of operations, including earnings, equity (including AOCI), and statutory risk-based capital ratios.

        Additionally, the Company's asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of the Company's asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions. In general, the Company's results of operations improve when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve.

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

        The Company may also use derivative financial instruments within its risk management strategy to mitigate risks arising from its exposure to investments in individual issuers or sectors of issuers and to mitigate the adverse effects of distressed domestic and/or international credit and/or equity markets and/or interest rate levels or volatility on its overall financial condition or results of operations.

        The use of derivative financial instruments by the Company may have an adverse impact on the level of statutory capital and the risk-based capital ratios of the Company's insurance subsidiaries. The Company employs strategies in the use of derivative financial instruments that are intended to mitigate such adverse impacts, but the Company's strategies may not be effective.

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

        Significant volatility or disruption in domestic or foreign credit markets, including as a result of social or political unrest or instability, could have an adverse impact in several ways on either the Company's financial condition or results from operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in the Company's investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company's investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within the Company's investment portfolio.

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

        The ability of the Company to implement financing solutions designed to fund a portion of statutory reserves on both the traditional and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit markets, and other factors. The Company cannot predict the continued availability of such solutions or the form that the market may dictate. To the extent that such financing solutions were desired but are not available, the Company's financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity, and possible reduced earnings.

The Company's ability to grow depends in large part upon the continued availability of capital.

        The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable, foreseeable, or within the Company's control. Furthermore, our sole stockholder is not obligated to provide us with additional capital. A lack of sufficient capital could have a material adverse impact on the Company's financial condition and results of operations.

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

        Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and circumstances outside the rated company's control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations' judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to our debt and financial strength ratings, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a ratings agency could have a material adverse impact on the Company's financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

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

        The Company needs liquidity to meet its obligations to its policyholders and its debt holders, and to pay its operating expenses. The Company's sources of liquidity include insurance premiums, annuity considerations, deposit funds, cash flow from investments and assets, and other income from its operations. In normal credit and capital market conditions, the Company's sources of liquidity also include a variety of short and long-term borrowing arrangements, including issuing debt securities.

        The Company's business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow money, including through the issuance of debt securities, or the cost of borrowing or raising equity capital may be prohibitively high. If the Company's internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow money, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company's credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, ratings agencies, or regulators develop a negative perception of the Company's financial prospects, which could lead to further adverse effects on the Company.

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

        Like other financial institutions, and particularly life insurers, the Company may be adversely affected by these conditions. The presence of these conditions could have an adverse impact on the Company by, among other things, decreasing demand for its insurance and investment products, and increasing the level of lapses and surrenders of its policies. The Company and its subsidiaries could also experience additional ratings downgrades from ratings agencies, unrealized losses, significant realized losses, impairments in its investment portfolio, and charges incurred as a result of mark-to-market and fair value accounting principles. If general economic conditions become more difficult, the Company's ability to access sources of capital and liquidity may be limited.

        Economic trends may worsen in 2015, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

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

        The Company is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, which provides the Company with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. In recent years, the Federal Housing Finance Agency ("FHFA") has released proposed rules, which include revised member participation standards, and advisory bulletins addressing concerns associated with insurance company (as opposed to federally-backed bank) access to FHLB financial services, the state insurance regulatory framework and FHLB creditor status in the event of member insurer insolvency. In response to FHFA actions, FHLB members, the NAIC and trade groups developed model legislation that would enable insurers to access FHLB funding on similar collateral terms as federally insured depository institutions. While members of the FHLB and NAIC were not able to agree on certain points, legislation based on this model has been introduced in several states and is not being opposed by the NAIC. It is unclear at this time whether or to what extent additional or new legislation or regulatory action regarding continued membership in and access to FHLB financial services will be enacted or adopted. Any developments that limit access to FHLB financial services or eliminate the Company's eligibility for continued FHLB membership could have a material adverse effect on the Company.

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

Adverse actions of certain funds or their advisers could have a detrimental impact on the Company's ability to sell its variable life and annuity products, or maintain current levels of assets in those products.

        Certain of the Company's insurance subsidiaries have arrangements with various open-end investment companies, or "mutual funds", and the investment advisers to those mutual funds, to offer the mutual funds as investment options in the Company's variable life and annuity products. It is possible that the termination of one or more of those arrangements by the mutual fund or its adviser could have a detrimental impact on the company's ability to sell its variable life and annuity products, or maintain current levels of assets in those products, which could have a material adverse effect on the Company's financial condition and results of operations.

The amount of statutory capital that the Company has and the amount of statutory capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of the Company's control.

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

The Company operates as a holding company and depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.

        The Company operates as a holding company for its insurance and other subsidiaries and does not have any significant operations of its own. The Company's primary sources of funding are dividends from its operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These funding sources support the Company's general corporate needs including its debt service. If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, it may be required to raise funds through the incurrence of debt, or the sale of assets.

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

        The NAIC and the Company's state regulators may be influenced by the initiatives of international regulatory bodies, and those initiatives may not translate readily into the legal system under which U.S. insurers must operate. There is increasing pressure to conform to international standards due to the globalization of the business of insurance and the most recent financial crisis.

        In addition to developments at the NAIC and in the United States, the Financial Stability Board ("FSB"), consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

        The International Association of Insurance Supervisors ("IAIS"), at the direction of the FSB, has published a methodology for identifying "global systemically important insurers" ("G-SIIs") and high level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated nine insurance groups as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. Although neither the Company nor Dai-ichi Life has been designated a G-SII, the list of designated insurers will be updated annually by the FSB. It is possible that the greater size and reach of the combined group as a result of the Company becoming a subsidiary of Dai-ichi Life, or a change in the methodologies or their application, could lead to the combined group's designation as a G-SII.

        The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups ("IAIGs"), which is targeted to be implemented in 2019. Under the proposed framework, insurance groups deemed to be IAIGs may be required by their regulators to comply with new global capital requirements, which may exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates "group wide supervision" across national boundaries, which requires each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is possible that, as a result of the Merger, the combined group may be deemed an IAIG, in which case it may be subject to supervision and capital requirements beyond those applicable to any competitors who are not designated as an IAIG.

        While it is not yet known how or if these actions will impact the Company, such regulation could result in increased costs of compliance, increased disclosure, less flexibility in capital management and more burdensome regulation and capital requirements for specific lines of business, and could impact the Company and its reserve and capital requirements, financial condition or results of operations.

        Although some NAIC pronouncements, particularly as they affect accounting, reserving and risk-based capital issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of a non-domiciliary state. Neither the action of the domiciliary state nor the action of the NAIC is binding on a non-domiciliary state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator's interpretation of a legal, accounting or actuarial issue may result in non-compliance with another regulator's interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator's interpretation of a legal, accounting or actuarial issue may change over time to the Company's detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, interpretations, and instructions may be applied with retroactive impact, particularly in areas such as accounting, reserve and risk-based capital requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

        The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company's financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, reinsurance, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It is considering changing to, or has considered and passed, a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

        With respect to reserving requirements for universal life policies with secondary guarantees ("ULSG"), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII ("AG38") addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The Company developed and introduced a new ULSG product for sales in 2013. The Company cannot predict future regulatory actions that could negatively impact the Company's ability to market this or other products. Such regulatory reactions could include, for example, withdrawal of state approvals of the product, or adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company's product. A disruption of the Company's ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company's financial condition or results of operations.

        The Company currently uses affiliated captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled "Valuation of Life Insurance Policies Model

Regulation," commonly known as "Regulation XXX," and a supporting guideline entitled "The Application of the Valuation of Life Insurance Policies Model Regulation," commonly known as "Guideline AXXX, which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with the Company's variable annuity products. The NAIC, through various committees, subgroups and dedicated task forces, has undertaken a review of the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers (including traditional reinsurers) (the "Affected Business"). The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, recently adopted the "conceptual framework" contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the "Rector Report"), that contains numerous recommendations pertaining to the regulation and use of captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XL VIII ("AG48"). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company's ability to engage in certain reinsurance transactions with non-affiliates.

        The NAIC's Financial Regulation Standards and Accreditation (F) Committee is considering a proposal to include insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states within the definition of "multi-state insurer" found in the preambles to Parts A and B of the NAIC Financial Regulation Standards and Accreditation Program. If adopted, the revised definition would subject captives (on a prospective basis, as proposed) to all of the Accreditation Standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Such application would likely have a significant and adverse impact on the Company's ability to engage in captive transactions on the same or a similar basis as in past periods.

        Any regulatory action or changes in interpretation that materially adversely affects the Company's use or materially increases the Company's cost of using captives or reinsurers for the Affected Business, either retroactively or prospectively, could have a material adverse impact on the Company's financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable with respect to certain structures, diminished capital position and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company's ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company's insurance subsidiaries.

        Recently, new laws and regulations have been adopted in certain states that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act (the "Unclaimed Benefits Act") and legislation has been enacted in various states that is similar to the Unclaimed Benefits Act, although each state's version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Additionally, the NAIC Unclaimed Life Insurance Benefits (A) Working Group recently recommended to its parent committee the development of an NAIC model unclaimed property law that, if developed, would overlap with the NCOIL based laws already adopted in several states. Other life insurance industry associations and regulatory associations are also considering these matters.

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

        During December 2012, the West Virginia Treasurer filed actions against the Company's subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants' Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company's financial results from operations. Additionally, the California Controller has recently sued several insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California might pursue a similar action against the Company and further cannot predict whether other jurisdictions might pursue similar actions. The Company does not believe however that any such action would have a material impact on the Company's financial condition or results of operations.

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

        The Company's sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority ("JFSA"). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries.

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

        Dodd-Frank also created the Financial Stability Oversight Council (the "FSOC"), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution ("SIFI"). A non-bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company's requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called "living wills," that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has conducted two rounds of SIFI designation consideration. However, this process is still very new, and the FSOC continues to make changes to its process for designating a company as a SIFI. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company's product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as "G-SIIs," or global systemically-important insurers. As with the designation of SIFI's, it is unclear at this time how additional capital and other requirements affect the insurance and financial industries. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated.

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

        The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act ("ERISA"). The Department of Labor is expected to re-propose a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor's re-proposed rule may have on its operations.

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

        The Company is subject to conditions and requirements set forth in the Telephone Consumer Protection Act ("TCPA") which places restrictions on the use of automated telephone and facsimile machines. Class action lawsuits alleging violations of the act have been filed against a number of companies, including life insurance carriers. These class action lawsuits contain allegations that defendant carriers were vicariously liable for the alleged wrongful conduct of agents who violated the TCPA. Some of the class actions have resulted in substantial settlements against other insurers. Any such actions against the Company could result in a material adverse effect upon our financial condition or results of operations.

        Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting and reserving practices, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including laws in Alabama where over half of the Company's employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

        Under the Internal Revenue Code of 1986, as amended (the "Code"), income taxes payable by policyholders on investment earnings is deferred during the accumulation period of most life insurance and annuity products. This favorable tax treatment provides some of the Company's products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products, or to establish the tax-deferred status of competing products, then all life insurance companies, including the Company's subsidiaries, would be adversely affected with respect to their ability to sell such products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, new legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products.

        The Company is subject to the federal corporate income tax in the U.S. Certain tax provisions, such as the dividends-received deduction, the deferral of current taxation on certain types of derivatives' and securities' economic income, and the deduction for future policy benefits and claims, are beneficial to the Company. The Obama Administration and Congress have separately made proposals that either materially change or eliminate these benefits. Most of the foregoing proposals would cause the Company to pay higher current taxes, offset (in whole or in part) by a reduction in its deferred taxes. However, the proposal regarding the dividends-received deduction would cause the Company's net income and earnings per share to decrease. Whether these proposals will be enacted, and if so, whether they will be enacted as described above, is uncertain.

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

        Group health coverage issued through associations and credit insurance coverages have received some negative publicity in the media as well as increased regulatory consideration and review and litigation. The Company has a small closed block of group health insurance coverage that was issued to members of an association.

        A number of lawsuits and investigations regarding the method of paying claims have been initiated against life insurers. The Company offers payment methods that may be similar to those that have been the subject of such lawsuits and investigations.

        The Company, like other financial services companies in the ordinary course of business, is involved in legal proceedings and regulatory actions. The occurrence of such matters may become more frequent and/or severe when general economic conditions have deteriorated. In addition, while the Company has entered into a Memorandum of Understanding to settle class action litigation related to the recent merger transaction, we can provide no assurances that other lawsuits will not be filed or as to the ultimate outcome of any pending or similar future lawsuits. The Company may be unable to predict the outcome of such matters and may be unable to provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such matters, it is possible that an adverse outcome in certain such matters could be material to the Company's results for any particular reporting period.

The financial services and insurance industries are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

        The financial services and insurance industries are sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other financial service providers, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or the Company. From time to time, the Company receives subpoenas, requests, or other inquires and responds to them in the ordinary course of business.

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

        The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company's captive reinsurance program is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company's financial condition could be adversely impacted.

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

        The Company leases administrative and marketing office space in 19 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.5 million.

        The Company believes its properties are adequate and suitable for the Company's business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.

Item 3.    Legal Proceedings

        After the entry into the Merger Agreement on June 3, 2014, four lawsuits were filed against the Company, our then current directors, Dai-ichi Life and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. On June 11, 2014, a putative class action lawsuit styled Edelman, et al. v. Protective Life Corporation, et al., Civil Action No. 01-CV-2014-902474.00, was filed in the Circuit Court of Jefferson County, Alabama. On July 30, 2014, the plaintiff in Edelman filed an amended complaint. Three putative class action lawsuits were filed in the Court of Chancery of the State of Delaware, Martin, et al. v. Protective Life Corporation, et al., Civil Action No. 9794-CB, filed June 19, 2014, Leyendecker, et al. v. Protective Life Corporation, et al., Civil Action No. 9931-CB, filed July 22, 2014 and Hilburn, et al. v. Protective Life Corporation, et al., Civil Action No. 9937-CB, filed July 23, 2014. The Delaware Court of Chancery consolidated the Martin, Leyendecker, and Hilburn actions under the caption In re Protective Life Corp. Stockholders Litigation, Consolidated Civil Action No. 9794-CB, designated the Hilburn complaint as the operative consolidated complaint (the "Delaware Action") and appointed Charlotte Martin, Samuel J. Leyendecker, Jr., and Deborah J. Hilburn to serve as co-lead plaintiffs. These lawsuits allege that our Board of Directors breached its fiduciary duties to our shareowners, that the Merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers, and that the preliminary proxy statement filed with the SEC on July 10, 2014 failed to disclose purportedly material information. The complaints also alleged that the Company, Dai-ichi Life and DL Investment (Delaware), Inc. aided and abetted those alleged breaches of fiduciary duties. The complaints seek injunctive relief, including enjoining or rescinding the Merger, and attorneys' and other fees and costs, in addition to other relief. The Delaware Action also seeks an award of unspecified damages.

        With respect to the Edelman lawsuit, on September 5, 2014, the court held a hearing to address motions to dismiss the lawsuit filed on behalf of the Company, the members of the Company's Board, and DL Investment (Delaware), Inc. On September 19, 2014, the court granted those motions and dismissed the Edelman lawsuit in its entirety and with prejudice, pending a possible appeal by the plaintiff. With respect to the Delaware Action, on September 24, 2014, the Company, each of the members of the Company's Board, Dai-ichi Life, and DL Investment (Delaware), Inc. entered into a Memorandum of Understanding (the "MOU") with the plaintiffs in that case, which sets forth the parties' agreement in principle for a settlement of the Delaware Action. As set forth in the MOU, the Company, the members of the Company's Board, Dai-ichi Life, and DL Investment (Delaware), Inc. agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for the certification of a mandatory non opt-out class, for settlement purposes only, to include any and all record and beneficial owners of shares (excluding the members of the Company's Board and their immediate family members, any entity in which any member of the Company's Board has a controlling interest, and any successors in interest thereto) that held shares at any time during the period beginning on June 3, 2014, through the date of consummation or termination of the Merger, including any and all of their respective successors in interest, successors, predecessors in interest, representatives, trustees, executors, administrators, heirs, assigns, or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, together with their predecessors, successors and assigns, and a global release of claims relating to the Merger as set forth in the MOU. As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger which are set forth in the Company's Form 8-K filed on September 25, 2014 and which supplement the information contained in the Company's definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014. Nothing in the Form 8-K or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K. The claims in the Delaware Action will not be released until the stipulation of settlement is approved by the Court of Chancery of the State of Delaware. The proposed settlement would have no effect on the consideration received by Company stockholders in connection with the completion of the Merger. There can be no assurance, however, that the court will approve the proposed settlement, nor can there be any assurance as to the size of any award of attorneys' fees and expenses to the plaintiffs' counsel. The Company cannot provide assurances as to the ultimate settlement of the Delaware Action or with respect to any lawsuits regarding the Merger that may be filed in the future.

        For additional information regarding legal proceedings see Item 1A, Risk Factors and Note 13, Commitments and Contingencies of the Notes to the Consolidated Financial Statements, each included herein.

Item 4.    Mine Safety Disclosure—Not Applicable

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of February 1, 2015 the Company became a wholly owned subsidiary of Dai-ichi Life, and as of the date of this report there is no market for our Common Stock. Prior to February 1, 2015 the Company's Common Stock was listed on the New York Stock Exchange, but was delisted in connection with our becoming a wholly owned subsidiary of Dai-ichi Life.

        On December 31, 2014, there were approximately 1,019 owners of record of the Company's common stock.

        The Company did not pay any dividends after December 31, 2014. In the future, the Company expects to pay cash dividends to its parent, Dai-ichi Life, subject to its earnings and financial condition, regulatory requirements, capital needs, and other relevant factors. The Company's ability to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries and regulatory requirements. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources" included herein. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are domesticated. See Item 1, Business, "Regulation". The historical trading ranges of the Company's equity shares and related dividends are set forth below for the noted periods.

	Range
	High	Low	Dividends
2014
First Quarter	$53.86	$46.34	$0.200
Second Quarter	69.72	48.95	0.240
Third Quarter	69.69	69.20	0.240
Fourth Quarter	69.97	69.15	0.240
2013
First Quarter	$35.86	$28.95	$0.180
Second Quarter	39.33	34.67	0.200
Third Quarter	45.05	38.78	0.200
Fourth Quarter	51.09	42.42	0.200

Purchases of Equity Securities by the Issuer

        During the year ended December 31, 2014, the Company did not repurchase any of its common stock.

Performance Comparison

Comparison of 5 Year Cumulative Total Return*
Among Protective Life Corporation, the S&P 500 Index and a Peer Group

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Protective Life Corporation	100.00	165.19	143.89	187.14	338.28	472.35
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	128.00	101.78	126.74	204.66	215.59
*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Source: Research Data Group, Inc.

        The graph shown above compares total returns on the Company's common stock over the last five fiscal years to the S&P 500 Stock Index ("S&P 500") and to a peer comparison group ("Peer Group"). The graph assumes that $100 was invested on December 31, 2009, and that all dividends were reinvested. Points on the graph represent performance as of the last business day of each of the years indicated.

        The following companies are included in the Peer Group index for the previous chart presented. The index weighs individual company returns for stock market capitalization.

Aflac Inc	FBL Financial Group, Inc.	Principal Financial Group, Inc.
American Equity Investment Life Holding Inc	Genworth Financial, Inc.	Protective Life Corporation
American International Group, Inc.	Horace Mann Educators Corp	Prudential Financial, Inc.
American National Insurance Co	Kansas City Life Insurance Co	Reinsurance Group of America, Inc.
Ameriprise Financial, Inc.	Lincoln National Corp	StanCorp Financial Group, Inc.
Assurant, Inc.	MetLife, Inc.	Symetra Financial Corporation
Citizen, Inc.	National Western Life Insurance Co	Torchmark Corporation
CNO Financial Group, Inc.	Primerica Inc.	Unum Group

        There were no changes made to the composition of the Peer Group from the group used in last year's performance graph.

Item 6.    Selected Financial Data

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$3,297,768	$2,981,651	$2,814,278	$2,800,140	$2,625,394
Reinsurance ceded	(1,373,597)	(1,377,195)	(1,345,836)	(1,394,675)	(1,408,340)

Net of reinsurance ceded	1,924,171	1,604,456	1,468,442	1,405,465	1,217,054
Net investment income	2,197,724	1,918,081	1,862,332	1,820,643	1,683,676
Realized investment gains (losses):
Derivative financial instruments	(346,878)	188,131	(238,480)	(155,251)	(138,249)
All other investments	205,402	(123,537)	231,035	234,915	154,366
Other-than-temporary impairment losses	(2,589)	(10,941)	(66,188)	(62,332)	(75,341)
Portion recognized in other comprehensive income (before taxes)	(4,686)	(11,506)	7,302	14,890	33,831

Net impairment losses recognized in earnings	(7,275)	(22,447)	(58,886)	(47,442)	(41,510)
Other income	430,428	394,315	358,563	307,812	222,418

Total revenues	4,403,572	3,958,999	3,623,006	3,566,142	3,097,755
Total benefits and expenses	3,820,283	3,368,626	3,170,035	3,095,666	2,762,983
Income tax expense	198,414	196,909	150,519	154,839	109,903

Net income	384,875	393,464	302,452	315,637	224,869
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	245	(445)

Net income available to PLC's common shareowners(1)	$384,875	$393,464	$302,452	$315,392	$225,314

PER SHARE DATA
Net income from continuing operations—basic	$4.81	$4.96	$3.73	$3.70	$2.60
Net income available to PLC's common shareowners—basic	$4.81	$4.96	$3.73	$3.70	$2.60
Average shares outstanding—basic	80,065,217	79,395,622	81,066,338	85,208,612	86,567,069
Net income from continuing operations—diluted	$4.73	$4.86	$3.66	$3.65	$2.57
Net income available to PLC's common shareowners—diluted	$4.73	$4.86	$3.66	$3.65	$2.57
Average shares outstanding—diluted	81,375,496	80,925,713	82,723,016	86,475,229	87,675,857
Cash dividends paid	$0.92	$0.78	$0.70	$0.62	$0.54
Total Protective Life Corporation's Shareowners' Equity	$62.58	$47.28	$59.06	$45.45	$33.17

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$70,480,306	$68,757,363	$57,384,672	$52,143,369	$46,803,623
Total stable value products and annuity account balances	12,910,217	13,684,805	13,169,022	13,716,358	13,667,838
Non-recourse funding obligations	582,404	562,448	586,000	407,800	532,400
Debt	1,300,000	1,585,000	1,400,000	1,520,000	1,501,852
Subordinated debt securities	540,593	540,593	540,593	524,743	524,743
Total Protective Life Corporation's shareowners' equity	4,964,884	3,714,794	4,615,183	3,711,517	2,841,188
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

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

        This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like "believe," "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan," "will," "shall," "may," and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments, or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results included herein.

OVERVIEW

  Our Business

        On February 1, 2015, Protective Life Corporation (the "Company") became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan ("Dai-ichi Life"), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company. Prior to February 1, 2015 and for the periods this report presents the Company's stock was publicly traded on the New York Stock Exchange. The Company, which is headquartered in Birmingham, Alabama, operates as a holding company for its insurance and other subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("PLICO") is our largest operating subsidiary. Unless the context otherwise requires, the "Company," "we," "us," or "our" refers to the consolidated group of Protective Life Corporation and our subsidiaries.

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

        Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

  •
  Life Marketing—We market fixed universal life ("UL"), indexed universal life ("IUL"), variable universal life ("VUL"), bank-owned life insurance ("BOLI"), and level premium term insurance

    ("traditional") products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

  •
  Acquisitions—We focus on acquiring, converting, and servicing policies from other companies. This segment's primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

  •
  Asset Protection—We market extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles. In addition, this segment markets a guaranteed asset protection ("GAP") product. GAP coverage covers the difference between the loan pay-off amount and an asset's actual cash value in the case of a total loss.

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

EXECUTIVE SUMMARY

        The Company reported strong financial results for 2014. The following are notable accomplishments:

  •
  On February 1, 2015, we completed the merger with DL Investment (Delaware), Inc. and became a wholly owned subsidiary of Dai-ichi Life.

  •
  Pre-tax operating income reached a record level of $652.2 million, an increase of 27% over 2013.

  •
  Net income during the year was $384.9 million which reflects a $44.9 million impact of realized losses due to assumption changes used in the valuation of the guaranteed minimum withdrawal benefit embedded derivative associated with our variable annuity products.

  •
  Operating return on average equity was 12.7%, an increase of 12% over 2013.

  •
  Our book value excluding accumulated other comprehensive income increased 10% over 2013.

  •
  We completed the integration of the MONY acquisition which contributed $107.1 million to our 2014 pre-tax operating income.

        Significant financial information related to each of our segments is included in "Results of Operations".

RECENT DEVELOPMENTS—DAI-ICHI MERGER

        As described in Note 5, Dai-ichi Merger, to the consolidated financial statements, on June 3, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Dai-ichi Life and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, which provides for the merger of DL Investment (Delaware), Inc. with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Dai-ichi Life. The Merger was completed as of February 1, 2015 with appropriate approvals from both our current shareholders of record and all relevant or required regulatory bodies, and as a result, each share of our common stock, par value of $0.50 per share, issued and outstanding immediately prior to the merger, other than certain excluded shares, was converted into the right to receive $70 in cash, without interest, (the "Per Share Merger Consideration"). Shares of common stock held by Dai-ichi Life or the Company or their respective direct or indirect wholly owned subsidiaries were not entitled to receive the Per Share Merger Consideration. Stock appreciation rights, restricted stock units and performance shares issued under various benefit plans will be paid out as described in Note 5, Dai-ichi Merger, to the consolidated financial statements included in this report, under the heading "Treatment of Benefit Plans".

        For additional information regarding the Merger and related matters, including the treatment of benefit plans, please refer to our Current Reports on Form 8-K filed with the SEC on June 4, 2014, September 25, 2014, and February 3, 2015, our definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014, and Note 5, Dai-ichi Merger, to the consolidated financial statements included in this report.

RISKS AND UNCERTAINTIES

        The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

  Risks Related to the Dai-ichi Merger and our Status as a Subsidiary of Dai-ichi Life

  •
  uncertainty following the Merger could adversely affect our business and operations;
  •
  our debt ratings and the financial strength ratings of our insurance subsidiaries may be adversely affected by our being a subsidiary of Dai-ichi Life;
  •
  we are controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business;

  General

  •
  exposure to the risks of natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change could adversely affect our operations and results;
  •
  a disruption affecting the electronic systems of the Company or those on whom the Company relies could adversely affect our business, financial condition and results of operations;
  •
  confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated, damaging our business and reputation and adversely affecting our financial condition and results of operations;
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
  •
  adverse actions of certain funds or their advisers could have a detrimental impact on our ability to sell our variable life and annuity products, or maintain current levels of assets in those products;
  •
  the amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of our control;
  •
  we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations and pay dividends;

  Industry

  •
  we are highly regulated and are subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory agencies;
  •
  changes to tax law or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;
  •
  financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;
  •
  the financial services and insurance industries are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;
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

        Fair value of financial instruments—FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term "fair value" in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 23, Fair Value of Financial Instruments.

        Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market's perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer's financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2014, $2.2 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

        The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2014, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $67.9 million and $754.9 million, respectively.

        The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of December 31, 2014, the Level 3 fair value of these liabilities was $97.8 million.

        For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2014, we did not adjust any prices received from independent brokers.

        Evaluation of Other-Than-Temporary Impairments—One of the significant estimates related to available-for-sale and held-to-maturity securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale or held-to-maturity security is judged to be other-than-temporary, the security's basis is adjusted, and an other-than-temporary impairment is recognized through a charge in the statement of income. The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income (loss). The fair value of the other-than-temporarily impaired investment becomes its new cost basis on the date an other-than-temporary impairment is recognized. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security's future yields, assuming that future expected cash flows on the securities can be properly estimated.

        Determining whether a decline in the current fair value of invested assets is other-than-temporary is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows, including rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers. Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

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

        Each quarter we review investments with unrealized losses and test for other-than-temporary impairments. We analyze various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security's amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding our expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted, and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that we do not intend to sell and do not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost"), and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities on the impairment date is recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"), we consider all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, we consider all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that we intend to sell or expect to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        During the years ended December 31, 2014, 2013, and 2012, we recorded pre-tax other-than-temporary impairments of investments of $2.6 million, $10.9 million, and $66.2 million, respectively. Credit impairments recorded in earnings during the year ended December 31, 2014, were $7.3 million. During the year ended December 31, 2013, $11.5 million of non-credit losses previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses. Of the $66.2 million of impairments for the year ended December 31, 2012, $58.9 million was recorded in earnings and $7.3 million was recorded in other comprehensive income.

        For the year ended December 31, 2014, there were no other-than-temporary impairments related to equity securities, and for the year ended December 31, 2013, there were $3.3 million of other-than-temporary impairments related to equity securities. For the year ended December 31, 2012, there were no other-than-temporary impairments related to equity securities. For the years ended December 31, 2014, 2013, and 2012, there were $2.6 million, $7.6 million, and $66.2 million of other-than-temporary impairments related to debt securities, respectively.

        For the years ended December 31, 2014, 2013, and 2012, there were no other-than-temporary impairments related to debt or equity securities that we intend to sell or expect to be required to sell.

        Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 6, Investment Operations, to the consolidated financial statements. As of December 31, 2014, we held $34.0 billion of available-for-sale investments, including $4.1 billion in investments with a gross unrealized loss of $213.5 million, and $435.0 million of held-to-maturity investments, none of which were in an unrealized loss position.

        Derivatives—We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, foreign exchange, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. As of December 31, 2014, the fair value of derivatives reported on our balance sheet in "other long-term investments" and "other liabilities" was $294.0 million and $820.7 million, respectively.

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

        Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer's insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2014, our third party reinsurance receivables amounted to $6.1 billion. These amounts include ceded reserve balances and ceded benefit payments.

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

        Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an "unlocking" process. For the year ended December 31, 2014, we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in a favorable unlocking impact of $0.6 million.

        Deferred Acquisition Costs and Value of Business Acquired—We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2014, we had deferred acquisition costs ("DAC")/value of business acquired ("VOBA") of $3.3 billion.

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

        Goodwill—Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we first determine through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, we compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We utilize a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. Our material goodwill balances are attributable to certain of our operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of our reporting units are dependent on a number of significant assumptions. Our estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. As of December 31, 2014, we performed our annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2014, we had goodwill of $102.4 million.

        Insurance Liabilities and Reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2014, we had total policy liabilities and accruals of $31.5 billion.

        Guaranteed Minimum Death Benefits—We establish liabilities for guaranteed minimum death benefits ("GMDB") on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49%—80%. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2014, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2014, the GMDB liability was $26.3 million.

        Guaranteed Minimum Withdrawal Benefits—We establish reserves for guaranteed minimum withdrawal benefits ("GMWB") on our VA products. The GMWB is carried at fair value and is impacted by current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 44.5%—100%. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2014, our net GMWB liability held was $245.1 million.

        Pension and Other Postretirement Benefits—Determining our obligations to employees under our pension plans and other postretirement benefit plans requires the use of assumptions. The calculation of the liability and expense related to our benefit plans incorporates the following significant assumptions:

  •
  appropriate weighted average discount rate;

  •
  estimated rate of increase in the compensation of employees; and

  •
  expected long-term rate of return on the plan's assets.

        See Note 16, Employee Benefit Plans, to the consolidated financial statements included in this report for further information on this plan.

        Stock-Based Payments—Accounting for stock-based compensation plans may require the use of option pricing models to estimate our obligations. Assumptions used in such models relate to equity market movements and volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. See Note 15, Stock-Based Compensation, to the consolidated financial statements included in this report for further information.

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

RESULTS OF OPERATIONS

        We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives, net of the amortization related to DAC, VOBA, and benefits and settlement expenses. Segment operating income (loss) also excludes changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

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

        However, segment operating income (loss) should not be viewed as a substitute for net income calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

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

        The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$121,448	$110,298	$105,032	10.1%	5.0%
Acquisitions	254,021	154,003	171,060	64.9	(10.0)
Annuities	227,611	184,130	119,092	23.6	54.6
Stable Value Products	73,354	80,561	60,329	(8.9)	33.5
Asset Protection	32,480	26,795	16,454	21.2	62.8
Corporate and Other	(56,720)	(40,562)	(3,203)	(39.8)	n/m

Total segment operating income	652,194	515,225	468,764	26.6	9.9
Realized investment gains (losses)—investments(1)	207,307	(172,720)	186,186
Realized investment gains (losses)—derivatives	(276,212)	247,868	(201,979)
Income tax expense	(198,414)	(196,909)	(150,519)

Net income	$384,875	$393,464	$302,452	(2.2)	30.1

Investment gains (losses)(2)	$198,127	$(145,984)	$172,149
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(9,180)	26,736	(14,037)

Realized investment gains (losses)—investments	$207,307	$(172,720)	$186,186

Derivative gains (losses)(3)	$(346,878)	$188,131	$(238,480)
Less: VA GMWB economic cost	(70,666)	(59,737)	(36,501)

Realized investment gains (losses)—derivatives	$(276,212)	$247,868	$(201,979)

(1)
Includes credit related other-than-temporary impairments of $7.3 million, $22.4 million, and $58.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)
Includes realized investment gains (losses) before related amortization.

(3)
Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

        Net income for the year ended December 31, 2014 included a $137.0 million, or 26.6%, increase in segment operating income. The increase was primarily related to an $11.2 million increase in the Life Marketing segment, a $100.0 million increase in the Acquisitions segment, a $43.5 million increase in the Annuities segment, and a $5.7 million increase in the Asset Protection segment. These increases were partially offset by a $7.2 million decrease in the Stable Value Products segment and a $16.2 million decrease in the Corporate and Other segment.

        We experienced net realized losses of $148.8 million for the year ended December 31, 2014, as compared to net realized gains of $42.1 million for the year ended December 31, 2013. The losses realized for the year ended December 31, 2014 were primarily related to $7.3 million for other-than-temporary impairment credit-related losses, net losses of $235.3 million of derivatives related to VA contracts, net losses of $6.1 million of derivatives related to fixed indexed annuity ("FIA") contracts, and $13.9 million of losses related to other investment and derivative activity. The net losses on derivatives related to VA contracts were impacted by changes in the policyholder behavior assumptions, primarily the lowering of assumed lapses and increased utilization rates, used to value the GMWB embedded derivatives. Partially offsetting these losses were gains of $77.0 million related to investment securities sale activity and $36.7 million of gains related to the net activity of the modified coinsurance portfolio.

  •
  Life Marketing segment operating income was $121.4 million for the year ended December 31, 2014, representing an increase of $11.2 million, or 10.1%, from the year ended December 31, 2013. The increase was primarily due to higher premiums and policy fees, higher investment income due to an increase in reserves, and favorable traditional life mortality. These increases were largely offset by less favorable universal life mortality, unfavorable prospective unlocking compared to 2013, and higher operating expenses.

  •
  Acquisitions segment operating income was $254.0 million for the year ended December 31, 2014 an increase of $100.0 million, or 64.9%, as compared to the year ended December 31, 2013 primarily due to increased earnings from the MONY acquisition and a favorable change in prospective unlocking of $16.0 million. The MONY acquisition operating income was $109.5 million for the year ended December 31, 2014, an increase of $84.3 million compared to 2013. This increase was due to a full year of MONY results being included in 2014 compared to only one quarter in 2013. Expected runoff offset other favorable items.

  •
  Annuities segment operating income was $227.6 million for the year ended December 31, 2014, as compared to $184.1 million for the year ended December 31, 2013, an increase of $43.5 million, or 23.6%. This increase was a result of higher net policy fees and other income in the VA line, lower credited interest, and a favorable change in single premium immediate annuities ("SPIA") mortality results. These favorable increases were partially offset by an unfavorable change in unlocking and other operating expenses. The segment recorded a favorable $8.0 million of unlocking for the year ended December 31, 2014, as compared to favorable unlocking of $13.8 million for the year ended December 31, 2013.

  •
  Stable Value Products operating income was $73.4 million and decreased $7.2 million, or 8.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values offset by higher operating spreads and lower expenses. Participating mortgage income for the year ended December 31, 2014 was $4.9 million, as compared to $12.1 million for the year ended December 31, 2013. The adjusted operating spread, which excludes participating income and other income, increased by 4 basis points for the year ended December 31, 2014 over the prior year.

  •
  Asset Protection segment operating income was $32.5 million, representing an increase of $5.7 million, or 21.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Service contract earnings increased $4.9 million primarily due to lower loss ratios and higher sales. Credit insurance earnings increased $1.7 million primarily due to lower loss ratios and lower expenses in 2014. Earnings from the GAP product line decreased $0.9 million primarily resulting from higher loss ratios.

  •
  Corporate and Other segment operating loss was $56.7 million for the year ended December 31, 2014, as compared to an operating loss of $40.6 million for the year ended December 31, 2013. The decrease was primarily due to a $16.9 million unfavorable variance related to other operating expenses, and a $9.6 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. Partially offsetting these negative variances was a $9.5 million increase in net investment income.

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

        Net income for the year ended December 31, 2013, included a $46.5 million, or 9.9%, increase in segment operating income. The increase was primarily related to a $5.3 million increase in the Life Marketing segment, a $65.0 million increase in the Annuities segment, a $20.2 million increase in the Stable Value Products segment, and a $10.3 million increase in the Asset Protection segment. These increases were partially offset by a $17.1 million decrease in the Acquisitions segment and a $37.4 million decrease in the Corporate and Other segment.

        We experienced net realized gains of $42.1 million for the year ended December 31, 2013, as compared to net realized losses of $66.3 million for the year ended December 31, 2012. The gains realized for the year ended December 31, 2013, were primarily related to $66.5 million of gains related to investment securities sale activity, $27.0 million of gains related to the net activity of the modified coinsurance portfolio, $3.0 million related to interest rate swaps, and net gains of $1.1 million of derivatives related to FIA contracts. Partially offsetting these gains were losses of $22.4 million for other-than-temporary impairment credit-related losses, net losses of $21.1 million of derivatives related to VA contracts, and $11.9 million of losses related to other investment and derivative activity.

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

Life Marketing

Segment Results of Operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,684,393	$1,634,132	$1,575,074	3.1%	3.7%
Reinsurance ceded	(830,207)	(838,023)	(831,713)	0.9	(0.8)

Net premiums and policy fees	854,186	796,109	743,361	7.3	7.1
Net investment income	554,004	521,665	486,463	6.2	7.2
Other income	128,073	123,155	117,109	4.0	5.2

Total operating revenues	1,536,263	1,440,929	1,346,933	6.6	7.0
Realized gains (losses)—investments(1)	12,931	3,877	—	n/m	n/m
Realized gains (losses)—derivatives(1)	157	—	—	n/m	n/m

Total revenues	1,549,351	1,444,806	1,346,933	7.2	7.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,073,660	1,142,619	1,054,645	(6.0)	8.3
Amortization of deferred policy acquisition costs	171,782	24,838	45,079	n/m	(44.9)
Other operating expenses	169,373	163,174	142,177	3.8	14.8

Operating benefits and expenses	1,414,815	1,330,631	1,241,901	6.3	7.1
Amortization related to benefits and settlement expenses	1,726	513	—	n/m	n/m
Amortization of DAC related to realized gains (losses)—investments(1)	4,025	936	—	n/m	n/m

Total benefits and expenses	1,420,566	1,332,080	1,241,901	6.6	7.3
INCOME BEFORE INCOME TAX	128,785	112,726	105,032	14.2	7.3
Less: realized gains (losses)(1)	13,088	3,877	—
Less: amortization related to benefits and settlement expenses	(1,726)	(513)	—
Less: related amortization of DAC(1)	(4,025)	(936)	—

OPERATING INCOME	$121,448	$110,298	$105,032	10.1	5.0

(1)
During the year ended December 31, 2013, we began allocating realized gains and losses and associated amortization of DAC and benefits and settlement expenses to certain of our segments to better reflect the economics of the investments supporting these segments. Prior year realized gains and losses are not comparable to the current year presentation.

        The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Sales By Product
Traditional	$501	$1,293	$1,115	(61.3)%	16.0%
Universal life	129,508	153,428	117,099	(15.6)	31.0
BOLI	22	—	3,253	n/m	n/m

	$130,031	$154,721	$121,467	(16.0)	27.4

Sales By Distribution Channel
Independent agents	$98,755	$108,180	$73,692	(8.7)	46.8
Stockbrokers / banks	28,588	44,343	42,973	(35.5)	3.2
BOLI / other	2,688	2,198	4,802	22.3	(54.2)

	$130,031	$154,721	$121,467	(16.0)	27.4

Average Life Insurance In-force(1)
Traditional	$400,127,927	$424,012,114	$449,462,487	(5.6)	(5.7)
Universal life	139,824,061	109,131,467	80,331,839	28.1	35.9

	$539,951,988	$533,143,581	$529,794,326	1.3	0.6

Average Account Values
Universal life	$7,178,418	$6,965,424	$6,501,025	3.1	7.1
Variable universal life	559,566	475,064	387,424	17.8	22.6

	$7,737,984	$7,440,488	$6,888,449	4.0	8.0

(1)
Amounts are not adjusted for reinsurance ceded.

  Operating Expenses Detail

        Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Insurance companies:
First year commissions	$154,263	$169,619	$124,045	(9.1)%	36.7%
Renewal commissions	31,824	34,855	35,232	(8.7)	(1.1)
First year ceding allowances	(2,309)	(4,139)	(4,537)	44.2	8.8
Renewal ceding allowances	(148,599)	(167,853)	(166,445)	11.5	(0.8)
General & administrative	180,981	175,641	147,589	3.0	19.0
Taxes, licenses, and fees	28,192	36,823	35,439	(23.4)	3.9

Other operating expenses incurred	244,352	244,946	171,323	(0.2)	43.0
Less: commissions, allowances and expenses capitalized	(196,643)	(198,661)	(139,483)	1.0	(42.4)

Other insurance company operating expenses	47,709	46,285	31,840	3.1	45.4

Marketing companies:
Commissions	90,496	86,342	80,390	4.8	7.4
Other operating expenses	31,168	30,547	29,947	2.0	2.0

Other marketing company operating expenses	121,664	116,889	110,337	4.1	5.9

Other operating expenses	$169,373	$163,174	$142,177	3.8	14.8

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

  Segment Operating Income

        Operating income was $121.4 million for the year ended December 31, 2014, representing an increase of $11.2 million, or 10.1%, from the year ended December 31, 2013. The increase was primarily due to higher premiums and policy fees, higher investment income due to an increase in reserves, and favorable traditional life mortality. These increases were largely offset by less favorable universal life mortality, unfavorable prospective unlocking compared to 2013, and higher operating expenses.

  Operating Revenues

        Total operating revenues for the year ended December 31, 2014, increased $95.3 million, or 6.6%, as compared to the year ended December 31, 2013. This increase was driven by higher premiums and policy fees due to continued growth in the universal life block and higher investment income due to increases in net in-force reserves.

  Net Premiums and Policy Fees

        Net premiums and policy fees increased by $58.1 million, or 7.3%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in premium and policy fees associated with growth of the universal life block of business and the impact from a reinsurance settlement on ceded premiums, which was almost entirely offset in benefit and settlement expense during 2014. The increase was partially offset by decreases in traditional life premiums.

  Net Investment Income

        Net investment income in the segment increased $32.3 million, or 6.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Of the increase in net investment income, $19.2 million was the result of a net increase in universal life reserves. Additionally, traditional life investment income increased $10.4 million due to a net increase in reserves.

  Other Income

        Other income increased $4.9 million, or 4.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase related primarily to higher revenue in the segment's non-insurance operations.

  Benefits and Settlement Expenses

        Benefits and settlement expenses decreased by $69.0 million, or 6.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to the impact of unlocking and favorable traditional life mortality, partially offset by growth in retained universal life insurance in-force and less favorable universal life mortality. Universal life and BOLI unlocking decreased policy and settlement expenses $50.2 million in 2014, as compared to an increase of $50.5 million in 2013. Unlocking in 2014 was largely driven by assumption changes to mortality, reinsurance, and portfolio yields. Reinsurance, lapses, yields, and credited interest contributed to the unlocking in 2013. Of the total impact due to unlocking, $23.5 million is offset by the decline in ceded premiums during 2014 due to the reinsurance settlement noted above.

  Amortization of DAC

        DAC amortization increased $146.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to differing impacts of unlocking. Unlocking during 2014 increased DAC amortization by $94.0 million, as compared to a decrease of $47.6 million in 2013. The unlocking of DAC during 2014 was largely offset by favorable unlocking impacting benefit and settlement expenses.

  Other Operating Expenses

        Other operating expenses increased $6.2 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase reflects higher marketing company expenses of $4.8 million and higher general administrative expenses, offset by reduced new business acquisition costs associated with lower sales.

  Sales

        Sales for the segment decreased $24.7 million, or 16.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Universal life sales decreased $23.9 million due to sales in 2013 of a product that we are no longer marketing.

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

  Other Income

        Other income increased $6.0 million, or 5.2%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase related primarily to higher revenue in the segment's non-insurance operations.

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

        Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Impact of Reinsurance

        Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(830,207)	$(838,023)	$(831,713)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(819,301)	(818,597)	(823,510)
Amortization of deferred policy acquisition costs	(57,270)	(45,574)	(41,734)
Other operating expenses(1)	(148,062)	(144,801)	(142,169)

Total benefits and expenses	(1,024,633)	(1,008,972)	(1,007,413)

NET IMPACT OF REINSURANCE	$194,426	$170,949	$175,700

Allowances received	$(150,908)	$(169,552)	$(170,982)
Less: Amount deferred	2,846	24,751	28,813

Allowances recognized
(ceded other operating expenses)(1)	$(148,062)	$(144,801)	$(142,169)

(1)
Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

        The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies' profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 100% to 200%. The Life Marketing segment's reinsurance programs do not materially impact the "other income" line of our income statement.

        As shown above, reinsurance had a favorable impact on the Life Marketing segment's operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment's traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. In addition, since 2012, a much smaller percentage of the segment's new universal life business has been ceded. As a result of that change, the relative impact of reinsurance on the Life Marketing segment's overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

        The decrease in ceded premiums for 2014 as compared to 2013 was caused primarily by lower ceded universal life premiums and policy fees of $5.0 million and lower ceded traditional life premiums of

$2.3 million. Ceded universal life premiums decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was due to a $23.5 million reduction in ceded premiums from a reinsurance settlement, which more than offset the increase in ceded universal life in-force during the year. Ceded traditional life premiums decreased from the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to fluctuations in the number of policies entering their post level period.

        Ceded benefits and settlement expenses were higher for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher ceded claims, largely offset by a decrease in change in ceded reserves. Traditional ceded benefits decreased $3.6 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to lower ceded death benefits, largely offset by an increase in ceded reserves. Universal life ceded benefits increased $5.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher ceded claims, largely offset by a decrease in ceded reserves due to the impact of unlocking on ceded premium. Ceded universal life claims were $72.4 million higher for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

        Ceded amortization of deferred policy acquisitions costs increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the differences in unlocking between the two periods.

        Total allowances recognized for the year ended December 31, 2014, increased from the year ended December 31, 2013, with the impact of the allowance pattern on older universal life business and changes in the mix of business. This increase more than offset the impact of the continued reduction in our traditional life reinsurance allowances due to runoff from the number of policies reaching their post level period.

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

Acquisitions

Segment Results of Operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,171,550	$929,125	$847,080	26.1%	9.7%
Reinsurance ceded	(399,530)	(409,648)	(387,245)	2.5	(5.8)

Net premiums and policy fees	772,020	519,477	459,835	48.6	13.0
Net investment income	874,653	617,298	550,334	41.7	12.2
Other income	15,963	6,924	6,003	n/m	15.3

Total operating revenues	1,662,636	1,143,699	1,016,172	45.4	12.5
Realized gains (losses)—investments	162,310	(160,065)	178,941	n/m	n/m
Realized gains (losses)—derivatives	(104,767)	202,945	(130,818)	n/m	n/m

Total revenues	1,720,179	1,186,579	1,064,295	45.0	11.5
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,227,751	839,616	716,893	46.2	17.1
Amortization of value of business acquired	58,515	71,836	76,505	(18.5)	(6.1)
Other operating expenses	122,349	78,244	51,714	56.4	51.3

Operating benefits and expenses	1,408,615	989,696	845,112	42.3	17.1
Amortization related to benefits and settlement expenses(1)	20,085	11,770	—	70.6	n/m

Amortization of VOBA related to realized gains (losses)—investments	1,516	926	746	63.7	24.1

Total benefits and expenses	1,430,216	1,002,392	845,858	42.7	18.5
INCOME BEFORE INCOME TAX	289,963	184,187	218,437	57.4	(15.7)
Less: realized gains (losses)	57,543	42,880	48,123
Less: amortization related to benefits and settlement expenses(1)	(20,085)	(11,770)	—
Less: related amortization of VOBA	(1,516)	(926)	(746)

OPERATING INCOME	$254,021	$154,003	$171,060	64.9	(10.0)

(1)
During the year ended December 31, 2013, we began allocating benefits and settlement expenses associated with realized gains and losses to the Acquisitions segment. Prior period amounts of amortization related to benefits and settlement expenses are not comparable.

        The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Average Life Insurance In-Force(1)(4)
Traditional	$188,466,828	$167,594,421	$179,586,818	12.5%	(6.7)%
Universal life	34,995,011	27,771,451	30,351,626	26.0	(8.5)

	$223,461,839	$195,365,872	$209,938,444	14.4	(6.9)

Average Account Values(5)
Universal life	$4,555,949	$3,330,496	$3,418,753	36.8	(2.6)
Fixed annuity(2)	3,780,914	3,033,811	3,187,616	24.6	(4.8)
Variable annuity	1,474,256	583,758	597,467	n/m	(2.3)

	$9,811,119	$6,948,065	$7,203,836	41.2	(3.6)

Interest Spread—UL & Fixed Annuities(5)
Net investment income yield(3)	5.64%	5.73%	5.83%
Interest credited to policyholders	3.99	4.00	3.99

Interest spread	1.65%	1.73%	1.84%

(1)
Amounts are not adjusted for reinsurance ceded.

(2)
Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)
Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

(4)
Excludes $44,812,977 related to the MONY acquisition for the year ended December 31, 2013.

(5)
Excludes the MONY acquisition for the year ended December 31, 2013.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

  Segment Operating Income

        Operating income was $254.0 million for the year ended December 31, 2014 an increase of $100.0 million, or 64.9%, as compared to the year ended December 31, 2013 primarily due to increased earnings from the MONY acquisition and a favorable change in unlocking of $19.3 million. The MONY acquisition operating income was $109.5 million for the year ended December 31, 2014, an increase of $84.3 million compared to 2013. This increase was due to a full year of MONY results being included in 2014 compared to only one quarter in 2013. Expected runoff offset other favorable items.

  Operating Revenues

        Net premiums and policy fees increased $252.5 million, or 48.6%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The impact of the MONY acquisition increased $277.4 million in 2014 compared to 2013, which reflects four quarters in 2014 as compared to one quarter in 2013. In addition, a 2014 reinsurance recapture increased net premiums compared to 2013. This increase was partly offset by expected runoff. Net investment income increased $257.3 million, or 41.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the MONY acquisition, which was offset by expected runoff of other blocks of business.

  Total Benefits and Expenses

        Total benefits and expenses increased $427.8 million, or 42.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was due to a $493.6 million impact from the MONY acquisition which was partly offset by more favorable unlocking, a reinsurance recapture, and the expected runoff of the in-force business. Unlocking was favorable $14.1 million for the year ended December 31, 2014, as compared to unfavorable unlocking of $5.2 million for the year ended December 31, 2013.

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

Reinsurance

        The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Impact of Reinsurance

        Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(399,530)	$(409,648)	$(387,245)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(340,647)	(330,153)	(320,662)
Amortization of deferred policy acquisition costs	(13,885)	(8,968)	(11,766)
Other operating expenses	(45,596)	(50,159)	(54,595)

Total benefits and expenses	(400,128)	(389,280)	(387,023)

NET IMPACT OF REINSURANCE(1)	$598	$(20,368)	$(222)

(1)
Assumes no investment income on reinsurance. Foregone investment income would be an unfavorable impact if it were included.

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

        The net impact of reinsurance is more favorable by $20.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to a decrease in ceded premiums in relation to the increase in ceded benefits and settlement expenses. This was primarily driven by higher ceded claims in 2014.

        The net impact of reinsurance decreased $20.1 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in ceded premiums in relation to the increase in ceded benefits and settlement expenses. This was primarily driven by the MONY acquisition in the fourth quarter of 2013.

Annuities

Segment Results of Operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$149,825	$132,317	$97,928	13.2%	35.1%
Reinsurance ceded	—	—	(26)	n/m	n/m

Net premiums and policy fees	149,825	132,317	97,902	13.2	35.2
Net investment income	465,845	468,322	504,345	(0.5)	(7.1)
Realized gains (losses)—derivatives	(70,666)	(59,737)	(36,501)	(18.3)	(63.7)
Other income	149,569	125,511	84,317	19.2	48.9

Total operating revenues	694,573	666,413	650,063	4.2	2.5
Realized gains (losses)—investments	9,601	8,418	28,470	14.1	(70.4)
Realized gains (losses)—derivatives, net of economic cost	(170,770)	39,721	(66,331)	n/m	n/m

Total revenues	533,404	714,552	612,202	(25.4)	16.7
BENEFITS AND EXPENSES
Benefits and settlement expenses	307,168	321,456	369,692	(4.4)	(13.0)
Amortization of deferred policy acquisition costs and value of business acquired	41,162	48,207	60,032	(14.6)	(19.7)
Other operating expenses	118,632	112,620	101,247	5.3	11.2

Operating benefits and expenses	466,962	482,283	530,971	(3.2)	(9.2)
Amortization related to benefits and settlement expenses	9,281	(2,036)	(70)	n/m	n/m
Amortization of DAC related to realized gains (losses)—investments	(45,813)	14,627	(14,713)	n/m	n/m

Total benefits and expenses	430,430	494,874	516,188	(13.0)	(4.1)
INCOME BEFORE INCOME TAX	102,974	219,678	96,014	(53.1)	n/m
Less: realized gains (losses)—investments	9,601	8,418	28,470
Less: realized gains (losses)—derivatives, net of economic cost	(170,770)	39,721	(66,331)
Less: amortization related to benefits and settlement expenses	(9,281)	2,036	70
Less: related amortization of DAC	45,813	(14,627)	14,713

OPERATING INCOME	$227,611	$184,130	$119,092	23.6	54.6

        The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Sales
Fixed annuity	$831,147	$693,128	$591,711	19.9%	17.1%
Variable annuity	952,641	1,866,494	2,734,985	(49.0)	(31.8)

	$1,783,788	$2,559,622	$3,326,696	(30.3)	(23.1)

Average Account Values
Fixed annuity(1)	$8,220,560	$8,233,343	$8,559,562	(0.2)	(3.8)
Variable annuity	12,309,922	10,696,375	7,550,714	15.1	41.7

	$20,530,482	$18,929,718	$16,110,276	8.5	17.5

Interest Spread—Fixed Annuities(2)
Net investment income yield	5.44%	5.50%	5.80%
Interest credited to policyholders	3.33	3.53	3.85

Interest spread	2.11%	1.97%	1.95%

(1)
Includes general account balances held within VA products.

(2)
Interest spread on average general account values.

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures—VA	$27,801	$(31,216)	$21,138	$59,017	$(52,354)
Equity futures—VA	(26,104)	(52,640)	(50,797)	26,536	(1,843)
Currency futures—VA	14,433	(469)	(2,763)	14,902	2,294
Volatility futures—VA	—	—	(132)	—	132
Variance swaps—VA	(744)	(11,310)	(11,792)	10,566	482
Equity options—VA	(41,216)	(95,022)	(37,370)	53,806	(57,652)
Volatility options—VA	—	(115)	—	115	(115)
Interest rate swaptions—VA	(22,280)	1,575	(2,260)	(23,855)	3,835
Interest rate swaps—VA	214,164	(157,408)	3,264	371,572	(160,672)
Embedded derivative—GMWB(1)	(401,354)	325,497	(22,120)	(726,851)	347,617

Total derivatives related to variable annuity contracts	(235,300)	(21,108)	(102,832)	(214,192)	81,724
Derivatives related to FIA contracts:
Embedded derivative—FIA	(16,932)	(942)	—	(15,990)	(942)
Equity futures—FIA	870	173	—	697	173
Volatility futures—FIA	20	(5)	—	25	(5)
Equity options—FIA	9,906	1,866	—	8,040	1,866

Total derivatives related to FIA contracts	(6,136)	1,092	—	(7,228)	1,092
Economic cost—VA GMWB(2)	70,666	59,737	36,501	10,929	23,236

Realized gains (losses)—derivatives, net of economic cost	$(170,770)	$39,721	$(66,331)	$(210,491)	$106,052

(1)
Includes impact of nonperformance risk of $(5.3) million and $(18.3) million for the year ended December 31, 2014 and 2013, respectively.

(2)
Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of December 31,
	2014	2013	Change
	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$93,061	$90,021	3.4%
GMDB Reserves	25,960	16,001	62.2
GMWB and GMAB Reserves	245,127	(156,228)	n/m
Account value subject to GMWB rider	9,738,496	9,513,847	2.4
GMWB Benefit Base	9,837,891	9,162,797	7.4
GMAB Benefit Base	4,967	5,441	(8.7)
S&P 500® Index	2,059	1,848	11.4
(1)
Guaranteed death benefits in excess of contract holder account balance.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

  Segment Operating Income

        Segment operating income was $227.6 million for the year ended December 31, 2014, as compared to $184.1 million for the year ended December 31, 2013, an increase of $43.5 million, or 23.6%. This increase was a result of higher net policy fees and other income in the VA line, lower credited interest, and a favorable change in SPIA mortality results. These favorable increases were partially offset by an unfavorable change in unlocking and other operating expenses. The segment recorded a favorable $8.0 million of unlocking for the year ended December 31, 2014, as compared to favorable unlocking of $13.8 million for the year ended December 31, 2013.

  Operating Revenues

        Segment operating revenues increased $28.2 million, or 4.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to increases in net policy fees and other income associated with the growth in account balances from the VA line of business. Those increases were partially offset by increased GMWB economic cost in the VA line of business along with lower investment income. Average fixed account balances decreased by 0.2% and average variable account balances grew 15.1% for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

  Benefits and Settlement Expenses

        Benefits and settlement expenses decreased $14.3 million, or 4.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This decrease was primarily the result of lower credited interest, lower realized losses in the market value adjusted line, lower amortization, and a $7.4 million favorable change in SPIA mortality results. These favorable changes were partially offset by an $8.1 million unfavorable change in guaranteed benefit reserves. Unfavorable unlocking of $7.6 million was recorded in the year ended December 31, 2014, as compared to $2.1 million of unfavorable unlocking during the year ended December 31, 2013.

  Amortization of DAC

        The decrease in DAC amortization for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to a favorable change in normal amortization primarily due to lower rates of amortization in the VA line. The segment recorded favorable DAC unlocking of $15.7 million for the year ended December 31, 2014, as compared to favorable unlocking of $15.9 million for the year ended December 31, 2013.

  Other Operating Expenses

        Other operating expenses increased $6.0 million, or 5.3%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was due to higher renewal commissions partially offset by lower acquisition expenses and lower guaranty fund assessments.

  Sales

        Total sales decreased $775.8 million, or 30.3%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Sales of variable annuities decreased $913.9 million, or 49.0% for the year ended December 31, 2014, as compared to the year ended December 31, 2013 primarily due to product changes. Sales of fixed annuities increased by $138.0 million, or 19.9% for the year ended December 31, 2014, as compared to the year ended December 31, 2013, driven by sales of fixed indexed annuities.

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

  Amortization of DAC

        The decrease in DAC amortization for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a favorable change in unlocking. The segment recorded favorable DAC unlocking of $15.9 million for the year ended December 31, 2013, as compared to unfavorable unlocking of $11.4 million for the year ended December 31, 2012. The favorable change in unlocking was partially offset by increased DAC amortization in the VA line that is attributable to the growth in the business.

  Other Operating Expenses

        Other operating expenses increased $11.4 million, or 11.2%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase was due to higher commissions and maintenance expenses, partially offset by lower acquisition expenses.

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

Stable Value Products

Segment Results of Operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Net investment income	$107,170	$123,798	$128,239	(13.4)%	(3.5)%
Other income	3,536	759	1	n/m	n/m

Total operating revenues	110,706	124,557	128,240	(11.1)	(2.9)
Realized gains (losses)	16,947	(1,767)	(5,391)	n/m	67.2

Total revenues	127,653	122,790	122,849	4.0	(0.0)
BENEFITS AND EXPENSES
Benefits and settlement expenses	35,559	41,793	64,790	(14.9)	(35.5)
Amortization of deferred policy acquisition costs	380	398	947	(4.5)	(58.0)
Other operating expenses	1,413	1,805	2,174	(21.7)	(17.0)

Total benefits and expenses	37,352	43,996	67,911	(15.1)	(35.2)
INCOME BEFORE INCOME TAX	90,301	78,794	54,938	14.6	43.4
Less: realized gains (losses)	16,947	(1,767)	(5,391)

OPERATING INCOME	$73,354	$80,561	$60,329	(8.9)	33.5

        The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Sales
GIC	$41,650	$494,582	$400,104	(91.6)%	23.6%
GFA—Direct Institutional	50,000	—	221,500	n/m	n/m

	$91,650	$494,582	$621,604	(81.5)	(20.4)

Average Account Values	$2,384,824	$2,537,307	$2,637,549	(6.0)%	(3.8)%
Ending Account Values	$1,959,488	$2,559,552	$2,510,559	(23.4)%	2.0%
Operating Spread
Net investment income yield	4.50%	4.88%	4.87%
Other income yield	0.17	0.03	—
Interest credited	1.49	1.65	2.44
Operating expenses	0.08	0.09	0.12

Operating spread	3.10%	3.17%	2.31%

Adjusted operating spread(1)	2.71%	2.67%	2.09%
(1)
Excludes participating mortgage loan income and other income.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

  Segment Operating Income

        Operating income was $73.4 million and decreased $7.2 million, or 8.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values offset by higher operating spreads and lower expenses. Participating mortgage income for the year ended December 31, 2014 was $4.9 million, as compared to $12.1 million for the year ended December 31, 2013. The adjusted operating spread, which excludes participating income and other income, increased by 4 basis points for the year ended December 31, 2014 over the prior year.

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

  Segment Operating Income

        Operating income was $80.6 million and increased $20.2 million, or 33.5%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in operating earnings resulted from an increase in participating mortgage income, higher operating spreads, and lower expenses offset by a decline in average account values. Participating mortgage income for the year ended December 31, 2013 was $12.1 million, as compared to $5.5 million for the year ended December 31, 2012. The adjusted operating spread, which excludes participating income and other income, increased by 58 basis points for the year ended December 31, 2013 over the prior year.

Asset Protection

Segment Results of Operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$275,527	$267,917	$274,629	2.8%	(2.4)%
Reinsurance ceded	(143,849)	(129,513)	(126,824)	(11.1)	(2.1)

Net premiums and policy fees	131,678	138,404	147,805	(4.9)	(6.4)
Net investment income	22,703	23,179	24,310	(2.1)	(4.7)
Other income	121,630	116,734	111,182	4.2	5.0

Total operating revenues	276,011	278,317	283,297	(0.8)	(1.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	96,379	101,696	100,697	(5.2)	1.0
Amortization of deferred policy acquisition costs	25,257	30,505	33,951	(17.2)	(10.1)
Other operating expenses	121,895	119,321	132,195	2.2	(9.7)

Total benefits and expenses	243,531	251,522	266,843	(3.2)	(5.7)

INCOME BEFORE INCOME TAX	32,480	26,795	16,454	21.2	62.8

OPERATING INCOME	$32,480	$26,795	$16,454	21.2	62.8

        The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Sales
Credit insurance	$29,399	$33,637	$35,339	(12.6)%	(4.8)%
Service contracts	383,969	369,514	353,633	3.9	4.5
GAP	73,610	66,646	62,342	10.4	6.9

	$486,978	$469,797	$451,314	3.7	4.1

Loss Ratios(1)
Credit insurance	27.7%	36.1%	37.7%
Service contracts	87.7	91.2	90.9
GAP	55.4	43.2	26.6
(1)
Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

  Segment Operating Income

        Operating income was $32.5 million, representing an increase of $5.7 million, or 21.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Service contract earnings increased $4.9 million primarily due to lower loss ratios and higher sales. Credit insurance earnings increased $1.7 million primarily due to lower loss ratios and lower expenses in 2014. Earnings from the GAP product line decreased $0.9 million primarily resulting from higher loss ratios.

  Net Premiums and Policy Fees

        Net premiums and policy fees decreased $6.7 million, or 4.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Service contract premiums decreased $4.1 million, or 4.6%, and GAP premiums decreased $2.8 million, or 8.2%, primarily due to higher ceded premiums. Credit insurance premiums increased $0.2 million.

  Other Income

        Other income increased $4.9 million, or 4.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to higher sales in the service contract and GAP product lines.

  Benefits and Settlement Expenses

        Benefits and settlement expenses decreased $5.3 million, or 5.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Service contract claims decreased $6.7 million, or 8.2%, due to higher ceded losses and lower loss ratios. Credit insurance claims decreased $1.2 million, or 22.6%, due to lower loss ratios. The decreases were partially offset by an increase in GAP claims of $2.6 million, or 17.9%, due to higher loss ratios.

  Amortization of DAC and Other Operating Expenses

        Amortization of DAC was $5.2 million, or 17.2%, lower for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to lower DAC balances in the service contract line and a change in the mix of business in the GAP product line. Other operating expenses increased $2.6 million, or 2.2%, for the year ended December 31, 2014 primarily due to higher sales.

  Sales

        Total segment sales increased $17.2 million, or 3.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Higher auto sales in 2014 helped drive increased service contract sales of $14.4 million, or 3.9%, and GAP product sales of $7.0 million, or 10.5%. The increase was partly offset by a decrease in credit insurance sales of $4.2 million, or 12.6%, due to decreasing demand for this product.

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

Reinsurance

        The majority of the Asset Protection segment's reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies ("PARCs"). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

        Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(143,849)	$(129,513)	$(126,824)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(60,245)	(55,651)	(56,486)
Amortization of deferred policy acquisition costs	(6,424)	(6,953)	(7,582)
Other operating expenses	(6,921)	(6,215)	(5,619)

Total benefits and expenses	(73,590)	(68,819)	(69,687)

NET IMPACT OF REINSURANCE(1)	$(70,259)	$(60,694)	$(57,137)

(1)
Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

        Reinsurance premiums ceded increased $14.3 million, or 11.1%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was primarily due to increases in ceded service contract and GAP premiums somewhat offset by a decline in ceded dealer credit insurance premiums due to lower sales.

        Benefits and settlement expenses ceded increased $4.6 million, or 8.3%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was primarily due increases in ceded losses in the service contract and GAP lines.

        Amortization of DAC ceded decreased $0.5 million, or 7.6%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily as the result of a change in the mix of business in the GAP product line. Other operating expenses ceded increased $0.7 million, or 11.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily as a result of increases in GAP ceded activity.

        Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies' profitability on business that we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

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

        Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies' profitability on business that we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

Corporate and Other

Segment Results of Operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$16,473	$18,160	$19,567	(9.3)%	(7.2)%
Reinsurance ceded	(11)	(11)	(28)	—	60.7

Net premiums and policy fees	16,462	18,149	19,539	(9.3)	(7.1)
Net investment income	173,349	163,819	168,641	5.8	(2.9)
Other income	11,657	21,232	39,951	(45.1)	(46.9)

Total operating revenues	201,468	203,200	228,131	(0.9)	(10.9)
Realized gains (losses)—investments	(3,885)	3,363	(30,048)	n/m	n/m
Realized gains (losses)—derivatives	(609)	5,392	(4,653)	n/m	n/m

Total revenues	196,974	211,955	193,430	(7.1)	9.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	20,001	22,330	19,393	(10.4)	15.1
Amortization of deferred policy acquisition costs	485	625	1,018	(22.4)	(38.6)
Other operating expenses	237,702	220,807	210,923	7.7	4.7

Total benefits and expenses	258,188	243,762	231,334	5.9	5.4
INCOME (LOSS) BEFORE INCOME TAX	(61,214)	(31,807)	(37,904)	(92.5)	16.1
Less: realized gains (losses)—investments	(3,885)	3,363	(30,048)
Less: realized gains (losses)—derivatives	(609)	5,392	(4,653)
Less: noncontrolling interests	—	—	—

OPERATING INCOME (LOSS)	$(56,720)	$(40,562)	$(3,203)	(39.8)	n/m

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

  Segment Operating Income (Loss)

        Corporate and Other segment operating loss was $56.7 million for the year ended December 31, 2014, as compared to an operating loss of $40.6 million for the year ended December 31, 2013. The decrease was primarily due to a $16.9 million unfavorable variance related to other operating expenses, and a $9.6 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. Partially offsetting these negative variances was a $9.5 million increase in net investment income.

  Operating Revenues

        Net investment income for the segment increased $9.5 million, or 5.8%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, and net premiums and policy fees decreased $1.7 million, or 9.3%. The increase in net investment income was primarily the result of a $12.3 million favorable variance related to income on called securities, offset by lower core investment income as compared to 2013. Other income decreased $9.6 million, or 45.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to a $9.6 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

  Total Benefits and Expenses

        Total benefits and expenses increased $14.4 million, or 5.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in other operating expenses. The increase in operating expenses includes $6.4 million of Dai-ichi Life acquisition related expenses, $2.4 million write off of unamortized deferred issue costs related to called senior notes, and higher overhead expenses recorded during the twelve months ended December 31, 2014.

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

Portfolio Description

        As of December 31, 2014, our investment portfolio was approximately $45.7 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

        The following table presents the reported values of our invested assets:

	As of December 31,
	2014		2013
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2014—$26,374,714; 2013—$26,112,290)	$28,850,812	63.1%	$27,069,262	61.8%
Privately issued bonds (amortized cost: 2014—$7,798,528; 2013—$7,921,480)	8,360,177	18.3	8,118,831	18.5

Fixed maturities	37,210,989	81.4	35,188,093	80.3
Equity securities (cost: 2014—$778,744; 2013—$675,758)	803,230	1.8	646,027	1.5
Mortgage loans	5,133,780	11.2	5,493,492	12.5
Investment real estate	5,918	—	20,413	—
Policy loans	1,758,237	3.8	1,815,744	4.1
Other long-term investments	514,639	1.1	521,811	1.2
Short-term investments	250,645	0.7	134,146	0.4

Total investments	$45,677,438	100.0%	$43,819,726	100.0%

        Included in the preceding table are $2.8 billion and $2.8 billion of fixed maturities and $95.1 million and $52.4 million of short-term investments classified as trading securities as of December 31, 2014 and 2013, respectively. The trading portfolio includes invested assets of $2.8 billion and $2.8 billion as of December 31, 2014 and 2013, respectively, held pursuant to modified coinsurance ("Modco") arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $435.0 million and $365.0 million of securities classified as held-to-maturity as of December 31, 2014 and 2013, respectively.

Fixed Maturity Investments

        As of December 31, 2014, our fixed maturity investment holdings were approximately $37.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2014	2013
AAA	12.3%	12.5%
AA	7.3	7.0
A	33.1	32.2
BBB	40.9	41.7
Below investment grade	5.2	5.6
Not rated	1.2	1.0

	100.0%	100.0%

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

        Changes in fair value for our available-for-sale portfolio, net of related DAC, VOBA, and policyholder dividend obligation, are charged or credited directly to shareowners' equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

        The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2014	2013
	(Dollars In Millions)
Corporate bonds	$28,857.6	$27,293.4
Residential mortgage-backed securities	1,706.4	1,756.0
Commercial mortgage-backed securities	1,328.4	1,129.2
Other asset-backed securities	1,114.0	1,160.2
U.S. government-related securities	1,679.3	1,704.1
Other government-related securities	77.2	108.5
States, municipals, and political subdivisions	2,013.1	1,671.7
Other	435.0	365.0

Total fixed income portfolio	$37,211.0	$35,188.1

        Within our fixed maturity investments, we maintain portfolios classified as "available-for-sale", "trading", and "held-to-maturity". We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $34.0 billion, or 91.2%, of our fixed maturities as "available-for-sale" as of December 31, 2014. These securities are carried at fair value on our consolidated balance sheets.

        Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as "held-to-maturity". We classified $435.0 million, or 1.2%, of our fixed maturities as "held-to-maturity" as of December 31, 2014. These securities are carried at amortized cost on our consolidated balance sheets.

        Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.8 billion, or 7.6%, of our fixed maturities and $95.1 million of short-term investments as of December 31, 2014. Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2014	2013
	(Dollars In Thousands)
AAA	$478,632	$419,866
AA	290,255	266,173
A	910,669	854,020
BBB	824,143	924,554
Below investment grade	312,594	324,453

Total Modco trading fixed maturities	$2,816,293	$2,789,066

        A portion of our bond portfolio is invested in residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2014 were approximately $4.1 billion. Mortgage-backed securities ("MBS") are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

        Residential Mortgage-Backed Securities—As of December 31, 2014, our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities ("PACs") pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

        The tables below include a breakdown of these holdings by type and rating as of December 31, 2014.

Type	Percentage of Residential Mortgage-Backed Securities
Sequential	27.3%
PAC	37.4
Pass Through	10.1
Other	25.2

100.0%

Rating	Percentage of Residential Mortgage-Backed Securities
AAA	66.7%
AA	0.1
A	0.5
BBB	0.8
Below investment grade	31.9

100.0%

  Alt-A Collateralized Holdings

        As of December 31, 2014, we held securities with a fair value of $351.6 million, or 0.8% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2013, we held securities with a fair value of $395.0 million supported by collateral classified as Alt-A. We include in this classification certain whole loan securities where such securities have underlying mortgages with a high level of limited loan documentation. As of December 31, 2014, these securities had a fair value of $130.5 million and an unrealized gain of $32.0 million.

        The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2014:

Rating	Percentage of Alt-A Securities
A	1.4%
BBB	0.3
Below investment grade	98.3

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2014:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$5.1	$—	$—	$—	$—	$5.1
BBB	1.2	—	—	—	—	1.2
Below investment grade	345.3	—	—	—	—	345.3

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$351.6	$—	$—	$—	$—	$351.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$0.1	$—	$—	$—	$—	$0.1
BBB	0.1	—	—	—	—	0.1
Below investment grade	41.3	—	—	—	—	41.3

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$41.5	$—	$—	$—	$—	$41.5

  Sub-Prime Collateralized Holdings

        As of December 31, 2014, we held securities with a total fair value of $1.7 million that were supported by collateral classified as sub-prime. As of December 31, 2013, we held securities with a fair value of $2.0 million that were supported by collateral classified as sub-prime.

  Prime Collateralized Holdings

        As of December 31, 2014, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.4 billion, or 3.0%, of total invested assets. As of December 31, 2013, we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

        The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2014:

Rating	Percentage of Prime Securities
AAA	84.1%
AA	0.2
A	0.3
BBB	0.9
Below investment grade	14.5

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2014:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$484.0	$320.3	$27.5	$151.5	$154.2	$1,137.5
AA	0.2	—	—	—	2.2	2.4
A	4.0	—	—	—	—	4.0
BBB	11.8	—	—	—	—	11.8
Below investment grade	197.4	—	—	—	—	197.4

Total mortgage-backed securities collateralized by prime mortgage loans	$697.4	$320.3	$27.5	$151.5	$156.4	$1,353.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$25.7	$16.0	$0.9	$3.1	$0.4	$46.1
AA	—	—	—	—	—	—
A	0.2	—	—	—	—	0.2
BBB	0.7	—	—	—	—	0.7
Below investment grade	8.6	—	—	—	—	8.6

Total mortgage-backed securities collateralized by prime mortgage loans	$35.2	$16.0	$0.9	$3.1	$0.4	$55.6

        Commercial Mortgage-Backed Securities—Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2014, the CMBS holdings were approximately $1.3 billion. As of December 31, 2013, the CMBS holdings were approximately $1.1 billion.

        The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2014:

Rating	Percentage of Commercial Mortgage-Backed Securities
AAA	70.2%
AA	15.6
A	12.6
BBB	1.6

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2014:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$133.7	$212.0	$314.1	$150.6	$121.7	$932.1
AA	33.6	38.6	43.1	30.3	61.0	206.6
A	80.1	52.7	14.2	20.1	—	167.1
BBB	22.6	—	—	—	—	22.6

Total commercial mortgage- backed securities	$270.0	$303.3	$371.4	$201.0	$182.7	$1,328.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$9.2	$21.2	$9.1	$3.5	$3.1	$46.1
AA	2.8	3.6	(0.8)	0.1	1.9	7.6
A	4.6	1.3	(0.2)	(0.3)	—	5.4
BBB	0.2	—	—	—	—	0.2

Total commercial mortgage- backed securities	$16.8	$26.1	$8.1	$3.3	$5.0	$59.3

        Other Asset-Backed Securities—Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2014, these holdings were approximately $1.1 billion. As of December 31, 2013, these holdings were approximately $1.2 billion.

        The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2014:

Rating	Percentage of Other Asset- Backed Securities
AAA	52.3%
AA	19.1
A	16.5
BBB	0.9
Below investment grade	11.2

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2014:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$492.8	$13.4	$32.1	$19.6	$25.0	$582.9
AA	156.4	—	55.9	—	—	212.3
A	30.8	54.2	53.7	34.5	10.1	183.3
BBB	9.9	—	—	—	—	9.9
Below investment grade	125.6	—	—	—	—	125.6

Total other asset-backed securities	$815.5	$67.6	$141.7	$54.1	$35.1	$1,114.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$(18.6)	$1.4	$1.3	$1.1	$0.6	$(14.2)
AA	(9.7)	—	(1.5)	—	—	(11.2)
A	2.5	7.5	(1.1)	2.8	0.2	11.9
BBB	1.3	—	—	—	—	1.3
Below investment grade	10.0	—	—	—	—	10.0

Total other asset-backed securities	$(14.5)	$8.9	$(1.3)	$3.9	$0.8	$(2.2)

        We obtained ratings of our fixed maturities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P"), and/or Fitch Ratings ("Fitch"). If a fixed maturity is not rated by Moody's, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners ("NAIC"), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2014, over 98.8% of our fixed maturities were rated by Moody's, S&P, Fitch, and/or the NAIC.

        The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2014	% Fair Value	As of December 31, 2013	% Fair Value
	(Dollars In Thousands)
Banking	$2,933,212	7.9%	$2,664,495	7.6%
Other finance	666,403	1.8	620,544	1.8
Electric	4,062,991	10.9	3,752,261	10.7
Energy and natural gas	4,598,633	12.4	4,316,339	12.2
Insurance	2,972,363	8.0	2,634,325	7.5
Communications	1,504,581	4.0	1,500,544	4.3
Basic industrial	1,764,175	4.7	1,674,169	4.8
Consumer noncyclical	3,247,522	8.7	3,040,080	8.6
Consumer cyclical	1,989,115	5.3	2,141,961	6.1
Finance companies	242,081	0.7	261,871	0.7
Capital goods	1,371,046	3.7	1,300,671	3.7
Transportation	995,112	2.7	909,574	2.6
Other industrial	338,285	0.9	390,766	1.1
Brokerage	607,445	1.6	627,630	1.8
Technology	1,079,840	2.9	1,009,357	2.9
Real estate	246,712	0.7	269,378	0.8
Other utility	238,088	0.6	179,346	0.5
Commercial mortgage-backed securities	1,328,363	3.6	1,129,226	3.2
Other asset-backed securities	1,113,955	3.0	1,160,238	3.3
Residential mortgage-backed non-agency securities	779,612	2.1	800,154	2.3
Residential mortgage-backed agency securities	926,760	2.5	955,791	2.7
U.S. government-related securities	1,679,356	4.5	1,704,128	4.8
Other government-related securities	77,204	0.2	108,524	0.3
State, municipals, and political divisions	2,013,135	5.4	1,671,721	4.8
Other	435,000	1.2	365,000	0.9

Total	$37,210,989	100.0%	$35,188,093	100.0%

        Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of December 31, 2014, our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $37.2 billion, which was 9.7% above amortized cost of $33.9 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        Fair values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate fair value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to fair value, management makes a determination as to the appropriate valuation amount.

Mortgage Loans

        We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2014, our mortgage loan holdings were approximately $5.1 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped us to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

        Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with significantly increased market rates. Assuming the loans are called at their next call dates, approximately $243.6 million will be due in 2015, $961.8 million in 2016 through 2020, $392.6 million in 2021 through 2025, and $120.8 million thereafter.

        We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2014 and 2013, approximately $553.6 million and $666.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the year ended December 31, 2014 and 2013, we recognized $16.7 million and $17.9 million of participating mortgage loan income, respectively.

        We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2014 and 2013, our allowance for mortgage loan credit losses was $5.7 million and $3.1 million, respectively. While our mortgage loans do not have quoted market values, as of December 31, 2014, we estimated the fair value of our mortgage loans to be $5.5 billion (using discounted cash flows from the next call date), which was approximately 7.3% greater than the amortized cost, less any related loan loss reserve.

        At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property's projected operating expenses and debt service.

        As of December 31, 2014, approximately $24.5 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2014 included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the year ended December 31, 2014, we accepted or agreed to accept assets of $33.0 million in satisfaction of $41.7 million of principal. We also identified one $12.6 million loan whose principal was permanently impaired to a value of $7.3 million. These transactions resulted in realized losses of $10.3 million and a decrease in our investment in mortgage loans net of existing allowances for mortgage loans losses. Of the mortgage loan transactions accounted for as troubled debt restructurings, $23.3 million remain on our balance sheet as of December 31, 2014.

        Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2014, $24.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or foreclosed and converted to real estate. Of the restructured loans, $1.5 million were nonperforming during the year ended December 31, 2014. We foreclosed on $1.2 million nonperforming loans not subject to a pooling and servicing agreement during the year ended December 31, 2014.

        As of December 31, 2014, none of the loans subject to a pooling and servicing agreement were nonperforming. We did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the year ended December 31, 2014.

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

Risk Management and Impairment Review

        We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2014:

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$4,099,174	12.1%
AA	2,444,539	7.2
A	11,404,733	33.6
BBB	14,410,362	42.4

Investment grade	32,358,808	95.3

BB	1,072,056	3.2
B	163,262	0.5
CCC or lower	363,043	1.0

Below investment grade	1,598,361	4.7

Total	$33,957,169	100.0%

        Not included in the table above are $2.5 billion of investment grade and $315.1 million of below investment grade fixed maturities classified as trading securities and $435.0 million of fixed maturities classified as held-to-maturity.

        Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2014. The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2014:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc.	$213.7	$—	$213.7
Wells Fargo & Co	192.1	1.6	193.7
Duke Energy Corp.	190.5	—	190.5
Comcast Corp.	190.5	—	190.5
General Electric	189.8	—	189.8
Exelon Corp.	185.9	—	185.9
Bank of America Corp.	178.8	0.5	179.3
Nextera Energy Inc.	175.8	—	175.8
JP Morgan Chase and Company	152.0	20.9	172.9
Rio Tinto PLC	163.1	—	163.1

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

        Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2014, we concluded that approximately $7.3 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. The $7.3 million of credit losses included $4.7 million of non-credit losses previously recorded in other comprehensive income.

        There are certain risks and uncertainties associated with determining whether declines in fair values are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud, and legislative actions. We continuously monitor these factors as they relate to the investment portfolio in determining the status of each investment.

        During 2014, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings. As of December 31, 2014, we have determined that no other-than-temporary impairments exist with our current investments within this industry.

        We have deposits with certain financial institutions which exceed federally insured limits. We have reviewed the creditworthiness of these financial institutions and believe that there is minimal risk of a material loss.

        Certain European countries have experienced varying degrees of financial stress. Risks from the debt crisis in Europe could continue to disrupt the financial markets, which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets.

        The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2014. As of December 31, 2014, we had no unfunded exposure and had no direct sovereign fair value exposure.

	Non-sovereign Debt
			Total Gross Funded Exposure
Financial Instrument and Country	Financial	Non-financial
	(Dollars In Millions)
Securities:
United Kingdom	$538.4	$812.2	$1,350.6
Netherlands	159.0	182.7	341.7
France	105.6	220.2	325.8
Switzerland	151.7	162.3	314.0
Germany	107.8	116.2	224.0
Spain	42.4	151.6	194.0
Sweden	126.5	37.5	164.0
Norway	12.3	93.6	105.9
Belgium	—	105.3	105.3
Italy	—	103.0	103.0
Ireland	11.6	71.9	83.5
Luxembourg	—	64.3	64.3
Portugal	—	15.6	15.6
Denmark	13.8	—	13.8

Total securities	1,269.1	2,136.4	3,405.5
Derivatives:
Germany	24.8	—	24.8
United Kingdom	19.7	—	19.7
Switzerland	8.8	—	8.8
France	4.4	—	4.4

Total derivatives	57.7	—	57.7

Total securities	$1,326.8	$2,136.4	$3,463.2

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Fixed maturity gains—sales	$76,327	$69,515	$73,074	$6,812	$(3,559)
Fixed maturity losses—sales	(1,168)	(6,335)	(5,348)	5,167	(987)
Equity gains—sales	1,793	3,276	206	(1,483)	3,070
Equity losses—sales	—	—	(251)	—	251
Impairments on fixed maturity securities	(7,275)	(19,100)	(58,886)	11,825	39,786
Impairments on equity securities	—	(3,347)	—	3,347	(3,347)
Modco trading portfolio	142,016	(178,134)	177,986	320,150	(356,120)
Other	(13,566)	(11,859)	(14,632)	(1,707)	2,773

Total realized gains (losses)—investments	$198,127	$(145,984)	$172,149	$344,111	$(318,133)

Derivatives related to variable annuity contracts:
Interest rate futures—VA	$27,801	$(31,216)	$21,138	$59,017	$(52,354)
Equity futures—VA	(26,104)	(52,640)	(50,797)	26,536	(1,843)
Currency futures—VA	14,433	(469)	(2,763)	14,902	2,294
Volatility futures—VA	—	—	(132)	—	132
Variance swaps—VA	(744)	(11,310)	(11,792)	10,566	482
Equity options—VA	(41,216)	(95,022)	(37,370)	53,806	(57,652)
Volatility options—VA	—	(115)	—	115	(115)
Interest rate swaptions—VA	(22,280)	1,575	(2,260)	(23,855)	3,835
Interest rate swaps—VA	214,164	(157,408)	3,264	371,572	(160,672)
Embedded derivative—GMWB	(401,354)	325,497	(22,120)	(726,851)	347,617

Total derivatives related to variable annuity contracts	(235,300)	(21,108)	(102,832)	(214,192)	81,724
Derivatives related to FIA contracts:
Embedded derivative—FIA	(16,932)	(942)	—	(15,990)	(942)
Equity futures—FIA	870	173	—	697	173
Volatility futures—FIA	20	(5)	—	25	(5)
Equity options—FIA	9,906	1,866	—	8,040	1,866

Total derivatives related to FIA contracts	(6,136)	1,092	—	(7,228)	1,092
Derivatives related to IUL contracts:
Embedded derivative—IUL	(8)	—	—	(8)	—
Equity futures—IUL	15	—	—	15	—
Equity options—IUL	150	—	—	150	—

Total derivatives related to IUL contracts	157	—	—	157	—
Embedded derivative—Modco reinsurance treaties	(105,276)	205,176	(132,816)	(310,452)	337,992
Interest rate swaps	—	2,985	(87)	(2,985)	3,072
Interest rate caps	—	—	(2,666)	—	2,666
Other derivatives	(323)	(14)	(79)	(309)	65

Total realized gains (losses)—derivatives	$(346,878)	$188,131	$(238,480)	$(535,009)	$426,611

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2014, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

        Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the year ended December 31, 2014, we recognized pre-tax other-than-temporary impairments of $7.3 million due to credit-related factors, resulting in a charge to earnings. Of the credit losses, $4.7 million were non-credit losses previously recorded in other comprehensive income. For the year ended December 31, 2013, we recognized pre-tax other-than-temporary impairments of $22.4 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Year Ended December 31,
	2014	2013
	(Dollars In Millions)
Alt-A MBS	$3.6	$8.5
Other MBS	2.9	6.2
Corporate bonds	—	4.3
Equities	—	3.4
Other	0.8	—

Total	$7.3	$22.4

        As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2014, we sold securities in an unrealized loss position with a fair value of $22.9 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$18,927	82.8%	$(445)	38.1%
>90 days but <= 180 days	991	4.3	(167)	14.3
>180 days but <= 270 days	209	0.9	(16)	1.4
>270 days but <= 1 year	135	0.6	(20)	1.7
>1 year	2,606	11.4	(520)	44.5

Total	$22,868	100.0%	$(1,168)	100.0%

        For the year ended December 31, 2014, we sold securities in an unrealized loss position with a fair value (proceeds) of $22.9 million. The loss realized on the sale of these securities was $1.2 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.

        For the year ended December 31, 2014, we sold securities in an unrealized gain position with a fair value of $1.7 billion. The gain realized on the sale of these securities was $78.1 million.

        The $13.6 million of other realized losses recognized for the year ended December 31, 2014 primarily consisted of an increase in the mortgage loan reserves of $1.7 million, mortgage loan losses of $11.1 million, real estate losses of $0.4 million, and partnership losses of $0.1 million.

        For the year ended December 31, 2014, net losses of $142.0 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $32.6 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $105.3 million during the year ended December 31, 2014. These losses were due to wider credit spreads and lower treasury yields.

        Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

        We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the year ended December 31, 2014, we experienced net realized losses on derivatives related to VA contracts of approximately $235.3 million. These net losses were impacted by changes in the policyholder behavior assumptions, primarily the lowering of assumed lapses and increased utilization rates, used to value the GMWB embedded derivatives.

        We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.3 million for the year ended December 31, 2014.

Unrealized Gains and Losses—Available-for-Sale Securities

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2014, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a "bright line test" to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management's decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $3.1 billion, prior to tax, DAC, VOBA, and policyholder dividend obligation offsets, as of December 31, 2014, and an overall net unrealized gain of $1.1 billion as of December 31, 2013.

        For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2014, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$2,065,387	49.9%	$2,148,564	49.3%	$(83,177)	39.0%
>90 days but <= 180 days	93,590	2.3	104,074	2.4	(10,484)	4.9
>180 days but <= 270 days	35,997	0.9	38,032	0.9	(2,035)	1.0
>270 days but <= 1 year	40,409	1.0	41,643	1.0	(1,234)	0.6
>1 year but <= 2 years	1,165,880	28.2	1,211,457	27.8	(45,577)	21.3
>2 years but <= 3 years	424,186	10.2	462,039	10.6	(37,853)	17.7
>3 years but <= 4 years	28,698	0.7	30,788	0.7	(2,090)	1.0
>4 years but <= 5 years	14,240	0.3	17,258	0.4	(3,018)	1.4
>5 years	272,160	6.5	300,210	6.9	(28,050)	13.1

Total	$4,140,547	100.0%	$4,354,065	100.0%	$(213,518)	100.0%

        The majority of the unrealized loss as of December 31, 2014 for both investment grade and below investment grade securities was attributable to fluctuations in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2013. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe that spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

        As of December 31, 2014, the Barclays Investment Grade Index was priced at 127.1 bps versus a 10 year average of 165.6 bps. Similarly, the Barclays High Yield Index was priced at 519.0 bps versus a 10 year average of 605.0 bps. As of December 31, 2014, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.654%, 2.172%, and 2.752%, as compared to 10 year averages of 2.517%, 3.320%, and 4.050%, respectively.

        As of December 31, 2014, 68.6% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

        Expectations that investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions that a market participant would use in determining the current fair value. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such an event may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. Expectations that our investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any such market movements in our financial statements.

        As of December 31, 2014, there were estimated gross unrealized losses of $7.7 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2014, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

        We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2014 is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$357,458	8.6%	$377,105	8.7%	$(19,647)	9.2%
Other finance	96,271	2.3	98,053	2.3	(1,782)	0.8
Electric	68,609	1.7	69,810	1.6	(1,201)	0.6
Energy and natural gas	758,432	18.3	807,363	18.5	(48,931)	22.9
Insurance	56,276	1.4	64,886	1.5	(8,610)	4.0
Communications	170,531	4.1	176,058	4.0	(5,527)	2.6
Basic industrial	271,941	6.6	311,322	7.2	(39,381)	18.4
Consumer noncyclical	254,852	6.2	262,942	6.0	(8,090)	3.8
Consumer cyclical	201,510	4.9	210,858	4.8	(9,348)	4.4
Finance companies	5,078	0.1	5,965	0.1	(887)	0.4
Capital goods	88,630	2.1	90,775	2.1	(2,145)	1.0
Transportation	22,316	0.5	22,505	0.5	(189)	0.1
Other industrial	63,436	1.5	64,625	1.5	(1,189)	0.6
Brokerage	29,483	0.7	29,820	0.7	(337)	0.2
Technology	129,487	3.1	135,406	3.1	(5,919)	2.8
Real estate	8,990	0.2	9,020	0.2	(30)	—
Other utility	—	—	—	—	—	—
Commercial mortgage-backed securities	152,437	3.7	154,801	3.6	(2,364)	1.1
Other asset-backed securities	646,153	15.6	682,103	15.7	(35,950)	16.8
Residential mortgage-backed non-agency securities	208,567	5.0	220,035	5.1	(11,468)	5.4
Residential mortgage-backed agency securities	24,984	0.6	25,794	0.6	(810)	0.4
U.S. government-related securities	512,720	12.4	522,002	12.0	(9,282)	4.3
Other government-related securities	—	—	—	—	—	—
States, municipals, and political divisions	12,386	0.4	12,817	0.2	(431)	0.2

Total	$4,140,547	100.0%	$4,354,065	100.0%	$(213,518)	100.0%

        The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of December 31,
	2014	2013
Banking	9.2%	8.1%
Other finance	0.8	2.3
Electric	0.6	7.0
Energy and natural gas	22.9	7.5
Insurance	4.0	4.2
Communications	2.6	5.6
Basic industrial	18.4	5.1
Consumer noncyclical	3.8	12.1
Consumer cyclical	4.4	6.1
Finance companies	0.4	0.2
Capital goods	1.0	2.8
Transportation	0.1	2.4
Other industrial	0.6	1.6
Brokerage	0.2	0.7
Technology	2.8	3.9
Real estate	—	0.6
Other utility	—	0.7
Commercial mortgage-backed securities	1.1	3.3
Other asset-backed securities	16.8	11.5
Residential mortgage-backed non-agency securities	5.4	2.5
Residential mortgage-backed agency securities	0.4	1.6
U.S. government-related securities	4.3	8.9
Other government-related securities	—	—
States, municipals, and political divisions	0.2	1.3

Total	100.0%	100.0%

        The range of maturity dates for securities in an unrealized loss position as of December 31, 2014 varies, with 24.8% maturing in less than 5 years, 59.4% maturing between 5 and 10 years, and 15.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2014:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$2,027,295	49.0%	$2,095,724	48.1%	$(68,429)	32.0%
BBB	1,600,781	38.7	1,678,911	38.6	(78,130)	36.6

Investment grade	3,628,076	87.7	3,774,635	86.7	(146,559)	68.6

BB	266,952	6.4	294,572	6.8	(27,620)	12.9
B	41,652	1.0	65,574	1.5	(23,922)	11.3
CCC or lower	203,867	4.9	219,284	5.0	(15,417)	7.2

Below investment grade	512,471	12.3	579,430	13.3	(66,959)	31.4

Total	$4,140,547	100.0%	$4,354,065	100.0%	$(213,518)	100.0%

        As of December 31, 2014, we held a total of 416 positions that were in an unrealized loss position. Included in that amount were 359 positions of below investment grade securities with a fair value of $512.5 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $67.0 million, of which $42.0 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.1% of invested assets.

        As of December 31, 2014, securities in an unrealized loss position that were rated as below investment grade represented 12.3% of the total fair value and 31.4% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary. As of December 31, 2014, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $116.6 million. A widening of credit spreads is estimated to account for unrealized losses of $508.7 million, with changes in treasury rates offsetting this loss by an estimated $392.1 million.

        The majority of our RMBS holdings as of December 31, 2014 were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 6.41 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2014:

Non-agency portfolio	Weighted-Average Life
Prime	7.73
Alt-A	4.24
Sub-prime	3.77

        The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2014:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$215,439	42.0%	$229,314	39.6%	$(13,875)	20.7%
>90 days but <= 180 days	49,127	9.6	57,497	9.9	(8,370)	12.5
>180 days but <= 270 days	27,983	5.5	29,959	5.2	(1,976)	3.0
>270 days but <= 1 year	7,269	1.4	8,045	1.4	(776)	1.2
>1 year but <= 2 years	70,360	13.7	81,717	14.1	(11,357)	17.0
>2 years but <= 3 years	17,560	3.4	30,241	5.2	(12,681)	18.9
>3 years but <= 4 years	4,265	0.8	4,584	0.8	(319)	0.5
>4 years but <= 5 years	1,978	0.4	2,258	0.4	(280)	0.4
>5 years	118,490	23.2	135,815	23.4	(17,325)	25.8

Total	$512,471	100.0%	$579,430	100.0%	$(66,959)	100.0%

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

        Our decision to sell investment assets could be impacted by accounting rules, including rules relating to the likelihood of a requirement to sell securities before recovery of our cost basis. Under stressful market and economic conditions, liquidity may broadly deteriorate, which could negatively impact our ability to sell investment assets. If we require on short notice significant amounts of cash in excess of normal requirements, we may have difficulty selling investment assets in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

        While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provide for net settlement in the event of default or on termination of the agreements. As of December 31, 2014, the fair value of securities pledged under the repurchase program was $55.1 million and the repurchase obligation of $50.0 million was included in our consolidated balance sheets (at an average borrowing rate of 16 basis points). During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014. As of December 31, 2013, we had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

        Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

  Credit Facility

        Under a revolving line of credit arrangement that was in effect until February 2, 2015 (the "Credit Facility"), we had the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our senior unsecured long-term debt ("Senior Debt"), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provided for a facility fee at a rate, 0.175%, that could vary with the ratings of our Senior Debt and that was calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The Credit Facility provided that we were liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility was July 17, 2017. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2014. There was an outstanding balance of $450.0 million bearing interest at a rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2014. As of December 31, 2014, PLICO had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of December 31, 2014.

        On February 2, 2015, we amended and restated the Credit Facility (the "2015 Credit Facility"). Under the 2015 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility or the 2015 Credit Facility as of February 2, 2015. There was an outstanding balance of $390.0 million bearing interest at a rate of LIBOR plus 1.20% when the Credit Facility was amended and restated by the 2015 Credit Facility on February 2, 2015. The $55.0 million Letter of Credit, which PLICO executed under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company, remained undrawn as of February 2, 2015.

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

        We held $66.0 million of FHLB common stock as of December 31, 2014, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2014, we had $671.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

        As of December 31, 2014, we reported approximately $613.0 million (fair value) of Auction Rate Securities ("ARS") in non-Modco portfolios. As of December 31, 2014, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 23, Fair Value of Financial Instruments, of the consolidated financial statements.

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

        Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2014, our total cash and invested assets were $46.1 billion. The life insurance subsidiaries were committed as of December 31, 2014, to fund mortgage loans in the amount of $537.7 million.

        Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $515.0 million in cash and short-term investments as of December 31, 2014, and we held approximately $62.5 million in cash available for general corporate purposes.

        The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Net cash provided by operating activities	$723,497	$499,550	$692,083
Net cash provided by (used in) investing activities	88,916	(1,044,658)	(549,910)
Net cash (used in) provided by financing activities	(899,544)	642,849	(40,670)

Total	$(87,131)	$97,741	$101,503

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

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

        Net Cash Provided By (Used in) Investing Activities—Changes in cash from investing activities primarily related to the activity in our investment portfolio.

        Net Cash (Used in) Provided by Financing Activities—Changes in cash from financing activities included $300.0 million outflows from repurchase program borrowings for the year ended December 31, 2014, as compared to $200.0 million inflows for the year ended December 31, 2013 and $250.6 million outflows of investment product and universal life net activity for the year ended December 31, 2014, as compared to $345.1 million of inflows in the prior year. Activity related to credit facility and senior note repayments resulted in outflows of $285.0 million for the year ended December 31, 2014, as compared to net inflows of $185.0 million for the year ended December 31, 2013. Net issuances of non-recourse funding obligations equaled $20.0 million during the year ended December 31, 2014, as compared to net repayments of $26.1 million during 2013.

Capital Resources

        Our primary sources of capital are through retained income from our operating subsidiaries, capital infusions from our parent, Dai-ichi Life, as well as our ability to access debt financing markets. Additionally, we have access to the Credit Facility discussed above.

Captive Reinsurance Companies

        Our life insurance subsidiaries are subject to a regulation entitled "Valuation of Life Insurance Policies Model Regulation," commonly known as "Regulation XXX," and a supporting guideline entitled "The Application of the Valuation of Life Insurance Policies Model Regulation," commonly known as "Guideline AXXX." The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either through the issuance of non-recourse funding obligations by the captives or obtaining Letters of Credit from third-party financial institutions. For more information regarding our use of captives and their impact on our financial statements, please refer to Note 12, Debt and Other Obligations.

        Our captive reinsurance companies assume business from affiliates only. Our captives are capitalized to a level we believe is sufficient to support the contractual risks and other general obligations of the respective captive entity. All of our captive reinsurance companies are wholly owned subsidiaries and are located domestically. The captive insurance companies are subject to regulations in the state of domicile.

        The National Association of Insurance Commissioners ("NAIC"), through various committees, subgroups and dedicated task forces, has undertaken a review of the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers.

        The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, recently adopted the "conceptual framework" contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the "Rector Report"), that contains numerous recommendations pertaining to the regulation and use of captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XXXXVIII ("AG48"). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company's ability to engage in certain reinsurance transactions with non-affiliates.

        We also use a captive reinsurance company to reinsure risks associated with GMWB and GMDB riders which helps us to manage those risks on an economic basis. In an effort to mitigate the equity market risks relative to our RBC ratio, in the fourth quarter of 2012, we established an indirect wholly owned insurance subsidiary, Shades Creek Captive Insurance Company ("Shades Creek"), to which PLICO has reinsured GMWB and GMDB riders related to its VA contracts. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation.

        During 2012, we entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit on December 31, 2014. No borrowings under this Letter of Credit were outstanding as of December 31, 2014. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

Debt

        Our aggregate debt (long-term debt with maturities greater than 1 year, subordinated debt securities, and a revolving line of credit) decreased $285.0 million during the year ended December 31, 2014, as compared to an increase of $185.0 million during the year ended December 31, 2013.

        Debt changes during 2014 and 2013, are detailed below:

Description	Amount
(Dollars In Thousands)
2014
4.875% Senior Notes (2004), due 2014	$(150,000)
8.00% Senior Notes (2009), due 2024, callable 2014	(100,000)
2013
4.30% Senior Notes (2003), due 2013	$(250,000)

        Debt increases (reductions) in the revolving line of credit during 2014 and 2013 are detailed below:

Description	Amount	Interest Rate
	(Dollars In Thousands)
2014
Revolving line of credit	$(35,000)	LIBOR + 1.20%
2013
Revolving line of credit	$435,000	LIBOR + 1.20%

        During the year ended December 31, 2014, we did not repurchase any of our common stock.

        A life insurance company's statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2015 is approximately to be $588.2 million.

        State insurance regulators and the NAIC have adopted risk-based capital ("RBC") requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2014, our total adjusted capital and company action level RBC was $3.9 billion and $687.8 million, respectively, providing an RBC ratio of approximately 562%.

        Statutory reserves established for VA contracts are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees and product design. As a result, the relationship between reserve changes and equity market performance may be non-linear during any given reporting period. Market conditions greatly influence the capital required due to their impact on the valuation of reserves and derivative investments mitigating the risk in these reserves. For example, if the level of the S&P 500 had been 10% lower as of December 31, 2014, we estimate that our RBC ratio would have declined by an insignificant amount. Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2014, we estimate that our RBC ratio would have changed by an insignificant amount. Risk mitigation activities may result in material and sometimes counterintuitive impacts on statutory surplus and RBC ratio. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can vary at a non-linear rate.

        Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a negative impact to our statutory surplus of approximately $3 million on a pre-tax basis for the year ended December 31, 2014, as compared to a negative impact to our statutory surplus of approximately $57 million on a pre-tax basis for the year ended December 31, 2013.

        On October 1, 2013 PLICO completed the acquisition contemplated by the master agreement (the "Master Agreement") dated April 10, 2013 and incorporated by reference in this Annual Report on

Form 10-K as Exhibit 2. Pursuant to that Master Agreement with AXA Financial, Inc. ("AXA") and AXA Equitable Financial Services, LLC ("AEFS"), PLICO acquired the stock of MONY Life Insurance Company ("MONY") from AEFS and entered into a reinsurance agreement (the "Reinsurance Agreement") pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the "MLOA Business") of MONY Life Insurance Company of America ("MLOA"). The final aggregate purchase price of MONY was $689 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as (the "MONY acquisition"). The MONY acquisition allowed us to invest our capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004. See Note 3, Significant Acquisitions, to the consolidated financial statements included in this report for additional information.

        We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2014, we ceded premiums to third party reinsurers amounting to $1.4 billion. In addition, we had receivables from reinsurers amounting to $6.1 billion as of December 31, 2014. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 11, Reinsurance, to the consolidated financial statements included in this report.

  Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products and its competitive position. The following table summarizes the current financial strength ratings of our significant member companies from the major independent rating organizations:

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA–	A2
West Coast Life Insurance Company	A+	A+	AA–	A2
Protective Life and Annuity Insurance Company	A+	A+	AA–	—
Lyndon Property Insurance Company	A–	—	—	—
MONY Life Insurance Company	A+	A+	A+	A2

        The Company's ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to our debt and financial strength ratings, including as a result of our status as a subsidiary of Dai-ichi Life.

        Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company's securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company's access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral.

LIABILITIES

        Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        As of December 31, 2014, we had policy liabilities and accruals of approximately $31.5 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.50%.

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

        As of December 31, 2014, we carried a $199.1 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

        The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,944,647	$70,597	$418,377	$653,954	$801,719
Non-recourse funding obligations(2)	2,063,405	31,309	74,742	88,271	1,869,083
Subordinated debt securities(3)	1,401,988	33,283	66,566	66,566	1,235,573
Stable value products(4)	2,024,897	744,680	818,670	400,436	61,111
Operating leases(5)	25,081	5,911	7,692	3,990	7,488
Home office lease(6)	79,910	1,233	2,469	76,208	—
Mortgage loan and investment commitments	544,555	544,555	—	—	—
Repurchase program borrowings(7)	50,000	50,000	—	—	—
Policyholder obligations(8)	42,469,696	1,355,964	2,751,700	3,221,897	35,140,135

Total(9)	$50,604,179	$2,837,532	$4,140,216	$4,511,322	$39,115,109

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

        Our funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts as we may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. We may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage ("AFTAP") of at least 80% and to avoid certain Pension Benefit Guaranty Corporation ("PBGC") reporting triggers.

        We have not yet determined the total amount we will fund during 2015, but we estimate that the amount will be between $1 million and $10 million.

        For a complete discussion of our benefit plans, additional information related to the funded status of our benefit plans, and our funding policy, see Note 16, Employee Benefit Plans, to the consolidated financial statements included in this report.

OFF-BALANCE SHEET ARRANGEMENTS

        We have entered into indemnity agreements with each of our directors as well as operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 13, Commitments and Contingencies, of the consolidated financial statements for more information.

MARKET RISK EXPOSURES

        Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 24, Derivative Financial Instruments, to the consolidated financial statements included in this report for additional information on our financial instruments.

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

        We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us, net of collateral held, based upon current market conditions. In addition, we periodically assess exposure related to potential payment obligations between us and our counterparties. We minimize the credit risk in derivative financial instruments by entering into transactions with high quality counterparties, (A-rated or higher at the time we enter into the contract), and we maintain credit support annexes with certain of those counterparties.

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

        We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity contracts and fixed indexed annuities:

  •
  Foreign Currency Futures

  •
  Variance Swaps

  •
  Interest Rate Futures

  •
  Equity Options

  •
  Equity Futures

  •
  Credit Derivatives

  •
  Interest Rate Swaps

  •
  Interest Rate Swaptions

  •
  Volatility Futures

  •
  Volatility Options

  •
  Total Return Swaps

        We believe that our asset/liability management programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios. Additionally, we believe our asset/liability management programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts. However, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity, spread movements, implied volatility, policyholder behavior, and other factors, and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2014 and 2013, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2014
Fixed maturities	$34,282.5	(7.9)%
Mortgage loans	5,274.4	(4.5)
2013
Fixed maturities	$32,654.6	(7.2)%
Mortgage loans	5,693.5	(4.4)

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

        As of December 31, 2014 and 2013, we had outstanding mortgage loan commitments of $537.7 million at an average rate of 4.6% and $322.8 million at an average rate of 4.9%, respectively, with estimated fair values of $576.9 million and $346.9 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2014 and 2013, and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2014	$549.9	(4.7)%
2013	330.8	(4.7)

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

        As of December 31, 2014, total derivative contracts with a notional amount of $18.9 billion were in a $765.3 million net loss position. Included in the $18.9 billion is a notional amount of $2.6 billion in a $310.7 million net loss position that relates to our Modco trading portfolio. Also included in the total, is

$9.8 billion in a $245.1 million net loss position that relates to our GMWB embedded derivatives, $0.7 billion in a $124.5 million net loss position that relates to our FIA embedded derivatives, and $12.0 million in a $6.7 million net loss position that relates to our IUL embedded derivatives. As of December 31, 2013, total derivative contracts with a notional amount of $16.0 billion were in a $338.2 million net loss position. Included in the $16.0 billion is a notional amount of $2.7 billion in a $205.4 million net loss position that relates to our Modco trading portfolio. Also included in the total is $8.6 billion in a $156.2 million net gain position that relates to our GMWB embedded derivatives and $0.2 billion in a $25.3 million net loss position that relates to our FIA embedded derivatives. We recognized losses of $346.9 million, gains of $188.1 million, and losses of $238.5 million related to derivative financial instruments for the years ended December 31, 2014, 2013, and 2012, respectively.

        The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2014
Futures	$28.0	$0.9	$(3.5)	$6.5
Interest Rate Swaptions	625.0	8.0	19.6	42.7
Floating to fixed Swaps	240.5	0.9	6.3	(4.6)

Fixed to floating Swaps	1,625.0	46.1	(135.0)	264.2

Total	$2,518.5	$55.9	$(112.6)	$308.8

2013
Futures(1)	$322.9	$(5.2)	$(21.6)	$14.8
Interest Rate Swaptions	625.0	30.3	45.6	17.1
Floating to fixed Swaps(2)	383.0	0.1	7.6	(7.8)

Fixed to floating Swaps(2)	1,230.0	(153.3)	(268.9)	(14.2)

Total	$2,560.9	$(128.1)	$(237.3)	$9.9

(1)
Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2013.

(2)
Includes an effect for inflation.

        The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2014
Futures	$411.7	$(14.6)	$(54.9)	$25.7
Options	2,620.7	116.5	94.3	146.7

Total	$3,032.4	$101.9	$39.4	$172.4

2013
Futures	$168.0	$(6.5)	$(23.3)	$10.3
Options	1,633.5	61.2	43.1	92.3

Total	$1,801.5	$54.7	$19.8	$102.6

        The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2014
Currency futures	$197.6	$2.4	$(17.1)	$21.9

2013
Currency futures	$132.3	$(0.5)	$(13.8)	$12.8

        The following table sets forth the notional amount and fair value of our volatility futures and volatility risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in volatility level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Volatility Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2014
Volatility futures	$—	$—	$—	$—
Variance swaps	—	—	—	—

Total	$—	$—	$—	$—

2013
Volatility futures	$0.4	$—	$—	$—
Variance swaps	1.5	(1.7)	9.5	(8.8)

Total	$1.9	$(1.7)	$9.5	$(8.8)

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

        Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $526.6 million of our stable value contracts have no early termination rights.

        As of December 31, 2014, we had $2.0 billion of stable value product account balances with an estimated fair value of $2.0 billion (using discounted cash flows) and $11.0 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows). As of December 31, 2013, we had $2.6 billion of stable value product account balances with an estimated fair value of $2.6 billion (using discounted cash flows) and $11.1 billion of annuity account balances with an estimated fair value of $10.6 billion (using discounted cash flows).

        The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

		Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Fair Value as of December 31,
As of December 31,		+100 bps	–100 bps
	(Dollars In Millions)
2014
Stable value product account balances	$1,973.6	$1,943.2	$2,004.0
Annuity account balances	10,491.8	10,329.2	10,612.8
2013
Stable value product account balances	$2,566.2	$2,524.9	$2,607.5
Annuity account balances	10,639.6	10,485.4	10,752.5

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

Impact of Continued Low Interest Rate Environment

        Significant changes in interest rates expose us to the risk of not realizing anticipated spreads between the interest rate earned on investments and the interest rate credited to in-force policies and contracts. In addition, certain of our insurance and investment products guarantee a minimum guaranteed interest rate ("MGIR"). In periods of prolonged low interest rates, the interest spread earned may be negatively impacted to the extent our ability to reduce policyholder crediting rates is limited by the guaranteed minimum credited interest rates. Additionally, those policies without account values may exhibit lower profitability in periods of prolonged low interest rates due to reduced investment income.

        The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2014 and 2013:

Credited Rate Summary As of December 31, 2014
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$188	$958	$2,018	$3,164
>3% - 4%	3,526	1,670	138	5,334
>4% - 5%	2,035	15	—	2,050
>5% - 6%	224	—	—	224

Subtotal	5,973	2,643	2,156	10,772
Fixed Annuities
1%	$602	$179	$239	$1,020
>1% - 2%	597	516	197	1,310
>2% - 3%	2,005	368	203	2,576
>3% - 4%	297	—	—	297
>4% - 5%	295	—	—	295
>5% - 6%	3	—	—	3

Subtotal	3,799	1,063	639	5,501

Total	$9,772	$3,706	$2,795	$16,273

Percentage of Total	60%	23%	17%	100%

Credited Rate Summary As of December 31, 2013
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$43	$1,024	$1,984	$3,051
>3% - 4%	3,109	2,099	150	5,358
>4% - 5%	2,110	15	—	2,125
>5% - 6%	232	—	—	232

Subtotal	5,494	3,138	2,134	10,766
Fixed Annuities
1%	$422	$173	$461	$1,056
>1% - 2%	612	518	279	1,409
>2% - 3%	1,846	308	632	2,786
>3% - 4%	309	—	—	309
>4% - 5%	313	—	—	313

Subtotal	3,502	999	1,372	5,873

Total	$8,996	$4,137	$3,506	$16,639

Percentage of Total	54%	25%	21%	100%

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

        The following presents our estimates of the hypothetical impact to the December 31, 2014 benefit obligation and to the 2014 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(27,352)	$(4,894)
100 basis point decrease	33,709	5,947
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(3,138)	$(180)
100 basis point decrease	3,904	319
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

        The following presents our estimates of the hypothetical impact to the 2014 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,622)	$(62)
100 basis point decrease	1,622	62
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

        The higher interest rates that have traditionally accompanied inflation could also affect our operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The market value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of our mortgage loans, and our ability to make attractive mortgage loans, including participating mortgage loans, may decrease. In addition, participating mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates. During the periods covered by this report, we believe inflation has not had a material impact on our business.

RECENTLY ISSUED ACCOUNTING STANDARDS

        See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this report for information regarding recently issued accounting standards.

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

        For supplemental quarterly financial information, please see Note 27, Consolidated Quarterly Results—Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$3,297,768	$2,981,651	$2,814,278
Reinsurance ceded	(1,373,597)	(1,377,195)	(1,345,836)

Net of reinsurance ceded	1,924,171	1,604,456	1,468,442
Net investment income	2,197,724	1,918,081	1,862,332
Realized investment gains (losses):
Derivative financial instruments	(346,878)	188,131	(238,480)
All other investments	205,402	(123,537)	231,035
Other-than-temporary impairment losses	(2,589)	(10,941)	(66,188)
Portion recognized in other comprehensive income (before taxes)	(4,686)	(11,506)	7,302

Net impairment losses recognized in earnings	(7,275)	(22,447)	(58,886)
Other income	430,428	394,315	358,563

Total revenues	4,403,572	3,958,999	3,623,006

Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2014—$1,226,307; 2013—$1,209,783; 2012—$1,228,425)	2,791,610	2,479,757	2,326,040
Amortization of deferred policy acquisition costs and value of business acquired	257,309	192,898	203,565
Other operating expenses, net of reinsurance ceded: (2014—$196,923; 2013—$196,311; 2012—$196,709)	771,364	695,971	640,430

Total benefits and expenses	3,820,283	3,368,626	3,170,035

Income before income tax	583,289	590,373	452,971

Income tax expense
Current	197,943	21,855	76,186
Deferred	471	175,054	74,333

Total income tax expense	198,414	196,909	150,519

Net income	$384,875	$393,464	$302,452

Net income—basic	$4.81	$4.96	$3.73
Net income—diluted	$4.73	$4.86	$3.66
Cash dividends paid per share	$0.92	$0.78	$0.70
Average shares outstanding—basic	80,065,217	79,395,622	81,066,338

Average shares outstanding—diluted	81,375,496	80,925,713	82,723,016

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Net income	$384,875	$393,464	$302,452
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2014—$531,439; 2013—$(673,345); 2012—$392,600))	986,958	(1,250,498)	729,120
Reclassification adjustment for investment amounts included in net income, net of income tax: (2014—$(24,387); 2013—$(15,403); 2012—$(3,076))	(45,290)	(28,606)	(5,719)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2014—$1,883; 2013—$2,472; 2012—$16,281)	3,498	4,591	30,236
Change in accumulated (loss) gain—derivatives, net of income tax: (2014—$(1); 2013—$395; 2012—$1,108)	(2)	734	2,058
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2014—$622; 2013—$822; 2012—$1,120)	1,155	1,527	2,080
Change in postretirement benefits liability adjustment, net of income tax: (2014—$(12,013); 2013—$15,936; 2012—$(3,498))	(22,309)	29,596	(6,497)

Total other comprehensive income (loss)	924,010	(1,242,656)	751,278

Total comprehensive income (loss)	$1,308,885	$(849,192)	$1,053,730

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2014—$33,738,242; 2013—$33,668,770)	$36,775,989	$34,823,093
Fixed maturities, at amortized cost (fair value: 2014—$485,422; 2013—$335,676)	435,000	365,000
Equity securities, at fair value (cost: 2014—$778,744; 2013—$675,758)	803,230	646,027
Mortgage loans (2014 and 2013 includes $455,250 and $627,731 related to securitizations)	5,133,780	5,493,492
Investment real estate, net of accumulated depreciation (2014—$246; 2013—$1,066)	5,918	20,413
Policy loans	1,758,237	1,815,744
Other long-term investments	514,639	521,811
Short-term investments	250,645	134,146

Total investments	45,677,438	43,819,726
Cash	379,411	466,542
Accrued investment income	474,522	465,333
Accounts and premiums receivable, net of allowance for uncollectible amounts (2014—$3,501; 2013—$4,283)	84,458	101,039
Reinsurance receivables	6,106,113	6,175,115
Deferred policy acquisition costs and value of business acquired	3,294,570	3,570,215
Goodwill	102,365	105,463
Property and equipment, net of accumulated depreciation (2014—$118,487; 2013—$111,579)	52,853	52,403
Other assets	316,207	426,471
Assets related to separate accounts
Variable annuity	13,157,429	12,791,438
Variable universal life	834,940	783,618

Total assets	$70,480,306	$68,757,363

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

(continued)

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,944,890	$29,772,325
Unearned premiums	1,574,077	1,549,815

Total policy liabilities and accruals	31,518,967	31,322,140
Stable value product account balances	1,959,488	2,559,552
Annuity account balances	10,950,729	11,125,253
Other policyholders' funds	1,430,325	1,214,380
Other liabilities	1,621,168	1,144,853
Income tax payable	23,901	12,761
Deferred income taxes	1,545,478	1,050,533
Non-recourse funding obligations	582,404	562,448
Repurchase program borrowings	50,000	350,000
Debt	1,300,000	1,585,000
Subordinated debt securities	540,593	540,593
Liabilities related to separate accounts
Variable annuity	13,157,429	12,791,438
Variable universal life	834,940	783,618

Total liabilities	65,515,422	65,042,569

Commitments and contingencies—Note 13
Shareowners' equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2014 and 2013—160,000,000 shares issued: 2014 and 2013—88,776,960	44,388	44,388
Additional paid-in-capital	606,125	606,934
Treasury stock, at cost (2014—9,435,255; 2013—10,199,514 shares)	(185,705)	(200,416)
Retained earnings	3,082,000	2,769,822
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2014—$796,960; 2013—$289,908)	1,480,068	538,400
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2014—$2,208; 2013—$325)	4,101	603
Accumulated loss—derivatives, net of income tax: (2014—$(45); 2013—$(666))	(82)	(1,235)
Postretirement benefits liability adjustment, net of income tax: (2014—$(35,545); 2013—$(23,532))	(66,011)	(43,702)

Total shareowners' equity	4,964,884	3,714,794

Total liabilities and shareowners' equity	$70,480,306	$68,757,363

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Protective Life Corporation's shareowners' equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Balance, December 31, 2011	$44,388	$598,106	$(107,740)	$2,191,319	$985,444	$3,711,517	$(750)	$3,710,767
Net income for 2012				302,452		302,452	—	302,452
Other comprehensive income					751,278	751,278	—	751,278

Comprehensive income for 2012						1,053,730	—	1,053,730

Cash dividends ($0.70 per share)				(56,227)		(56,227)	—	(56,227)
Repurchase of common stock			(106,117)			(106,117)	—	(106,117)
Stock-based compensation		8,263	4,017			12,280	—	12,280

Balance, December 31, 2012	$44,388	$606,369	$(209,840)	$2,437,544	$1,736,722	$4,615,183	$(750)	$4,614,433
Net income for 2013				393,464		393,464	—	393,464
Other comprehensive loss					(1,242,656)	(1,242,656)	—	(1,242,656)

Comprehensive loss for 2013						(849,192)	—	(849,192)

Cash dividends ($0.78 per share)				(61,186)		(61,186)	—	(61,186)
Noncontrolling interests		(750)				(750)	750	—
Stock-based compensation		1,315	9,424			10,739	—	10,739

Balance, December 31, 2013	$44,388	$606,934	$(200,416)	$2,769,822	$494,066	$3,714,794	$—	$3,714,794
Net income for 2014				384,875		384,875	—	384,875
Other comprehensive income					924,010	924,010	—	924,010

Comprehensive income for 2014						1,308,885	—	1,308,885

Cash dividends ($0.92 per share)				(72,697)		(72,697)	—	(72,697)
Stock-based compensation		(809)	14,711			13,902	—	13,902

Balance, December 31, 2014	$44,388	$606,125	$(185,705)	$3,082,000	$1,418,076	$4,964,884	$—	$4,964,884

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$384,875	$393,464	$302,452
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	148,751	(42,147)	66,331
Amortization of deferred policy acquisition costs and value of business acquired	257,309	192,898	203,565
Capitalization of deferred policy acquisition costs	(288,532)	(341,121)	(312,684)
Depreciation expense	7,701	6,769	7,860
Deferred income tax	471	175,054	74,333
Accrued income tax	11,140	70,635	19,956
Interest credited to universal life and investment products	824,418	875,180	962,678
Policy fees assessed on universal life and investment products	(1,038,180)	(894,176)	(794,825)
Change in reinsurance receivables	69,002	52,978	(159,930)
Change in accrued investment income and other receivables	13,794	2,448	(4,757)
Change in policy liabilities and other policyholders' funds of traditional life and health products	102,524	99,535	303,211
Trading securities:
Maturities and principal reductions of investments	114,793	179,180	276,659
Sale of investments	353,250	256,938	454,150
Cost of investments acquired	(320,928)	(380,836)	(585,618)
Other net change in trading securities	(69,641)	38,999	(56,615)
Change in other liabilities	180,717	(137,103)	46,068
Other income—gains on repurchase of non-recourse funding obligations	(10,480)	(20,047)	(38,426)
Other, net	(17,487)	(29,098)	(72,325)

Net cash provided by operating activities	723,497	499,550	692,083

Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,198,690	1,094,862	1,176,422
Sale of investments, available-for-sale	2,271,611	3,239,222	2,548,314
Cost of investments acquired, available-for-sale	(3,603,567)	(5,082,264)	(4,215,228)
Change in investments, held-to-maturity	(70,000)	(65,000)	(300,000)
Mortgage loans:
New lendings	(925,910)	(583,822)	(351,511)
Repayments	1,285,489	863,262	741,402
Change in investment real estate, net	15,344	(2,576)	10,207
Change in policy loans, net	57,507	17,181	14,428
Change in other long-term investments, net	(87,580)	(197,742)	(121,577)
Change in short-term investments, net	(73,822)	148,124	(83,288)
Net unsettled security transactions	30,212	7,373	37,169
Purchase of property and equipment	(8,152)	(11,621)	(6,248)
Sales of property and equipment	—	57	—
Payments for business acquisitions, net of cash acquired	(906)	(471,714)	—

Net cash provided by (used in) investing activities	88,916	(1,044,658)	(549,910)

Cash flows from financing activities
Borrowings under line of credit arrangements and debt	500,000	605,000	572,500
Principal payments on line of credit arrangement and debt	(785,000)	(420,000)	(676,650)
Issuance (repayment) of non-recourse funding obligations	20,000	(26,100)	178,200
Repurchase program (repayment) borrowings	(300,000)	200,000	150,000
Dividends to shareowners	(72,697)	(61,186)	(56,227)
Repurchase of common stock	—	—	(106,201)
Withholdings of share-based payment arrangements settled in cash	(32,173)	—	—
Excess tax benefits from share-based payment arrangements	20,948	—	—
Investment product deposits and change in universal life deposits	2,576,727	3,219,561	3,716,553
Investment product withdrawals	(2,827,305)	(2,874,426)	(3,818,845)
Other financing activities, net	(44)	—	—

Net cash (used in) provided by financing activities	(899,544)	642,849	(40,670)

Change in cash	(87,131)	97,741	101,503
Cash at beginning of period	466,542	368,801	267,298

Cash at end of period	$379,411	$466,542	$368,801

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

        On February 1, 2015, Protective Life Corporation (the "Company") became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan ("Dai-ichi Life"), when DL Investment (Delaware), Inc. a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company. Prior to February 1, 2015, and for the periods this report presents, the Company's stock was publicly traded on the New York Stock Exchange. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company ("PLICO") is the Company's largest operating subsidiary.

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 22, Statutory Reporting Practices and Other Regulatory Matters).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization periods, goodwill recoverability, value of business acquired ("VOBA"), investment and certain derivatives fair values, other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provisions for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.

Significant Accounting Policies

  Valuation of Investment Securities

        The Company determines the appropriate classification of investment securities at the time of purchase and periodically re-evaluates such designations. Investment securities are classified as either trading, available-for-sale, or held-to-maturity securities. Investment securities classified as trading are recorded at fair value with changes in fair value recorded in realized gains (losses). Investment securities purchased for long term investment purposes are classified as available-for-sale and are recorded at fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). Investment securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity and are reported at amortized cost. Interest income on available-for-sale and held-to-maturity securities includes the amortization of premiums and accretion of discounts and are recorded in investment income.

        The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which the Company purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures ("CUSIP") level. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.

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

  Cash

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company's cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank. Such negative balances are included in other liabilities and were immaterial as of December 31, 2014 and $41.3 million as of December 31, 2013, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

        The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 6.65%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

  Value of Businesses Acquired

        In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from cash flow and earnings of the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. The Company amortizes VOBA in proportion to gross premiums for traditional life products, in proportion to expected gross profits ("EGPs") for interest sensitive products, including accrued interest credited to account balances of up to approximately 8.75% and in proportion to estimated gross margin for policies within the Closed Block that was acquired as part of the MONY acquisition. VOBA is subject to annual recoverability testing.

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

        Property and equipment consisted of the following:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Home office building	$75,109	$74,313
Data processing equipment	40,919	36,140
Other, principally furniture and equipment	55,312	53,529

	171,340	163,982
Accumulated depreciation	(118,487)	(111,579)

Total property and equipment	$52,853	$52,403

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

        The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2014 and 2013, the Company had $39.8 million and $0.2 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years.

        As of December 31, 2014, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2015	$624.3
2016-2017	791.4
2018-2019	488.0
Thereafter	55.8

  Derivative Financial Instruments

        The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the other comprehensive income (loss), depending upon whether the derivative instrument qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments". For additional information, see Note 24, Derivative Financial Instruments.

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

  Guaranteed Minimum Withdrawal Benefits

        The Company also establishes reserves for guaranteed minimum withdrawal benefits ("GMWB") on its variable annuity ("VA") products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be recorded at fair value using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 44.5% to 100%. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2014, our net GMWB liability held was $245.1 million.

  Goodwill

        Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company's material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company's reporting units are dependent on a number of significant assumptions. The Company's estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. As of December 31, 2014, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2014, we had goodwill of $102.4 million.

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

  Variable Interest Entities

        The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity ("VIE"). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For more information on the Company's investment in a VIE refer to Note 6, Investment Operations, to the consolidated financial statements.

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

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2014, range from approximately 2.0% to 7.5%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	As of December 31,
	2014	2013		2012
	(Dollars In Thousands)
Balance beginning of year	$334,450	$326,633		$312,799
Less: reinsurance	117,502	155,341		161,450

Net balance beginning of year	216,948	171,292		151,349

Incurred related to:
Current year	1,075,005	698,028		702,555
Prior year	102,936	68,396		62,926

Total incurred	1,177,941	766,424		765,481

Paid related to:
Current year	1,017,193	682,877		664,744
Prior year	121,966	85,146		80,794

Total paid	1,139,159	768,023		745,538

Other changes:
Acquisition and reserve transfers	—	47,255	(1)	—

Net balance end of year	255,730	216,948		171,292
Add: reinsurance	163,671	117,502		155,341

Balance end of year	$419,401	$334,450		$326,633

(1)
This amount represents the net liability, before reinsurance, for unpaid claims as of December 31, 2013 for MONY Life Insurance Company. The claims activity from the acquisition date of October 1, 2013 through December 31, 2013 for MONY Life Insurance Company is not reflected in this chart.

  Universal Life and Investment Products

        Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.2% to 10% in 2014.

        The Company establishes liabilities for fixed indexed annuity ("FIA") products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") Topic 815—Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 23, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.

        During 2013, the Company began marketing a new FIA product. These products are also deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB's ASC Topic 815—Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses)—Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 23, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944—Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

        During 2014, the Company began marketing a new indexed universal life ("IUL") product. These products are universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB's ASC Topic 815—Derivatives and Hedging. The Company did not elect to value these IUL products at fair value. As a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses)—Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 23, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944—Financial Services—Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

        The Company's accounting policies with respect to variable universal life ("VUL") and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.

        The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% - 80%. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2014, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2014, the GMDB reserve was $26.3 million.

  Property and Casualty Insurance Products

        Property and casualty insurance products include service contract business, surety bonds, and guaranteed asset protection ("GAP"). Premiums for service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Fee income from providing administrative services is recognized as earned when the related services are performed. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported ("IBNR") reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

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

        The Company utilizes reinsurance on certain short duration insurance contracts (primarily issued through the Asset Protection segment). As part of these reinsurance transactions the Company receives reinsurance allowances which reimburse the Company for acquisition costs such as commissions and premium taxes. A ceding fee is also collected to cover other administrative costs and profits for the Company. As a component of reinsurance costs, reinsurance allowances are accounted for in accordance with the relevant provisions of ASC Financial Services—Insurance Topic, which state that reinsurance costs should be amortized over the contract period of the reinsurance if the contract is short-duration. Accordingly, reinsurance allowances received related to short-duration contracts are capitalized and charged to expense in proportion to premiums earned. Ceded unamortized acquisition costs are netted with direct unamortized acquisition costs in the balance sheet.

        Ceded premiums and policy fees on the Company's fixed universal life ("UL"), VUL, bank-owned life insurance ("BOLI"), and annuity products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period.

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

        Reinsurance Allowances—Long-Duration Contracts—Reinsurance allowances are intended to reimburse the ceding company for some portion of the ceding company's commissions, expenses, and taxes. The amount and timing of reinsurance allowances (both first year and renewal allowances) are contractually determined by the applicable reinsurance contract and do not necessarily bear a relationship to the amount and incidence of expenses actually paid by the ceding company in any given year.

        Ultimate reinsurance allowances are defined as the lowest allowance percentage paid by the reinsurer in any policy duration over the lifetime of a universal life policy (or through the end of the level term period for a traditional life policy). Ultimate reinsurance allowances are determined during the negotiation of each reinsurance agreement and will differ between agreements.

        The Company determines its "cost of reinsurance" to include amounts paid to the reinsurer (ceded premiums) net of amounts reimbursed by the reinsurer (in the form of allowances). As noted within ASC Financial Services—Insurance Topic, "The difference, if any, between amounts paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts is part of the estimated cost to be amortized." The Company's policy is to amortize the cost of reinsurance over the life of the underlying reinsured contracts (for long-duration policies) in a manner consistent with the way in which benefits and expenses on the underlying contracts are recognized. For the Company's long-duration contracts, it is the Company's practice to defer reinsurance allowances as a component of the cost of reinsurance and recognize the portion related to the recovery of acquisition costs as a reduction of applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The remaining balance of reinsurance allowances are included as a component of the cost of reinsurance and those allowances which are allocable to the current period are recorded as an offset to operating expenses in the current period consistent with the recognition of benefits and expenses on the underlying reinsured contracts. This practice is consistent with the Company's practice of capitalizing direct expenses (e.g. commissions), and results in the recognition of reinsurance allowances on a systematic basis over the life of the reinsured policies on a basis consistent with the way in which acquisition costs on the underlying reinsured contracts would be recognized. In some cases reinsurance allowances allocable to the current period may exceed non-deferred direct costs, which may cause net other operating expenses (related to specific contracts) to be negative.

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

        Reinsurance Assets and Liabilities—Claim liabilities and policy benefits are calculated consistently for all policies in accordance with GAAP, regardless of whether or not the policy is reinsured. Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners and recorded as Reinsurance receivables on the balance sheet. Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed by the Company's actuarial staff to ensure that appropriate amounts are ceded.

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

Accounting Pronouncements Not Yet Adopted

        Accounting Standards Update ("ASU") No. 2014-08—Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.    This Update changes the requirements for reporting discontinued operations and related disclosures. The Update limits the definition of a discontinued operation to disposals that represent "strategic shifts" that will have a major effect on an entity's operation and financial results. Additionally, the Update requires enhanced disclosures about the components of discontinued operations and the financial effects of the disposal. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Company is reviewing the additional disclosures required by the Update, and will apply the revised guidance to any disposals occurring after the effective date.

        ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606).    This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update is effective for annual and interim periods beginning after December 15, 2016. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

        ASU No. 2014-11—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.    This Update changes the requirements for classification of certain repurchase agreements, and will expand the use of secured borrowing accounting for repurchase-to-maturity transactions. In addition, the Update requires additional disclosures for repurchase agreements accounted for both as sales and as secured borrowings. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Update is not expected to impact the Company's financial position or results of operations, and the Company has reviewed its policies and processes to ensure compliance with the additional disclosure requirements.

        ASU No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    This Update will require management to assess an entity's ability to continue as a going concern, and will require footnote disclosures in certain circumstances. Under the updated guidance, management should consider relevant conditions and evaluate whether it is probable that the entity will be unable to meet its obligations within one year after the issuance date of the financial statements. The Update is effective for annual periods ending December 31, 2016 and interim periods thereafter, with early adoption is permitted. The amendments in this Update will not impact the Company's financial position or results of operations. However, the new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with the new guidance.

        ASU No. 2014-17—Business Combinations (Topic 805).    This Update relates to "pushdown accounting", which refers to pushing down the acquirer's accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree's standalone financial statements. The new guidance makes pushdown accounting optional for an acquiree that is a business or nonprofit activity when there is a change-in-control event (e.g., the acquirer in a business combination obtains control over the acquiree). In addition, the staff of the SEC released Staff Accounting Bulletin ("SAB") No. 115, which rescinds SAB Topic 5J, "New Basis of Accounting Required in Certain Circumstances" (the SEC staff's pre-existing guidance on pushdown accounting) and conforms SEC guidance on pushdown accounting to the FASB's new guidance. The new pushdown accounting guidance became effective upon its issuance on November 18, 2014. Although now optional, the Company expects to apply pushdown accounting to its standalone financial statements effective with the Company becoming a wholly owned subsidiary of Dai-ichi Life on February 1, 2015.

        ASU No. 2015-02—Consolidation—Amendments to the Consolidation Analysis.    This Update makes several targeted changes to generally accepted accounting principles, including a) eliminating the presumption that a general partner should consolidate a limited partnership and b) eliminating the consolidation model specific to limited partnerships. The amendments also clarify when fees and related party relationships should be considered in the consolidation of variable interest entities. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2015. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

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

        The MONY acquisition was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. Within one year of the acquisition date, as a result of new information obtained about facts and circumstances that existed as of the acquisition date, the Company recorded certain measurement period adjustments to fixed maturities, mortgage loans, cash, accounts and premiums receivable, VOBA, other assets, deferred income taxes, future policy benefits and claims, other policyholders' funds, and other liabilities. These were customary adjustments that occurred during the normal course of reviewing and integrating the MONY acquisition. The net result on the amount of VOBA recorded by the Company in relation to the MONY acquisition was to decrease VOBA by approximately $14.0 million. This impact has been revised in the comparative consolidated balance sheet presented as of December 31, 2013. The Company has determined that the impact on amortization and other related amounts within the comparative interim and annual periods from that previously presented in the annual or interim consolidated condensed statements of income is immaterial. The amounts presented in the following table related to the MONY acquisition (presented as of the acquisition date of October 1, 2013) have been retrospectively revised for the aforementioned measurement period adjustments.

        The following table summarizes the consideration paid for the acquisition and the determination of the fair value of assets acquired and liabilities assumed at the acquisition date:

Fair Value As of October 1, 2013
(Dollars In Thousands)
Assets
Fixed maturities, at fair value	$6,557,853
Equity securities, at fair value	108,413
Mortgage loans	830,415
Policy loans	967,534
Short-term investments	130,963

Total investments	8,595,178
Cash	216,164
Accrued investment income	114,695
Accounts and premiums receivable, net of allowance for uncollectible amounts	26,055
Reinsurance receivables	422,692
Value of business acquired	205,767
Other assets	5,104
Income tax receivables	21,197
Deferred income taxes	188,142
Separate account assets	195,452

Total assets	$9,990,446

Liabilities
Future policy benefits and claims	$7,645,969
Unearned premiums	3,066

Total policy liabilities and accruals	7,649,035
Annuity account balances	752,163
Other policyholders' funds	636,448
Other liabilities	66,124
Non-recourse funding obligation	2,548
Separate account liabilities	195,344

Total liabilities	9,301,662

Net assets acquired	$688,784

        The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned acquisition was completed as of January 1, 2012:

	Unaudited For The Year Ended December 31,
	2013		2012
	(Dollars In Thousands)
Revenue	$4,599,718	(1)	$4,497,881
Net income	$427,645	(2)	$359,120
EPS—basic	$5.39		$4.43
EPS—diluted	$5.28		$4.34

(1)
Includes $203.8 million of revenue recognized for the year ended December 31, 2013.

(2)
Includes $27.9 million of pre-tax net income recognized for the year ended December 31, 2013.

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

        The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) ("AOCI")) at the acquisition date represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company has developed an actuarial calculation of the expected timing of MONY's Closed Block's earnings as of October 1, 2013.

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

        Summarized financial information for the Closed Block as of December 31, 2013 and December 31, 2014 is as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders' account balances and other	$6,138,505	$6,261,819
Policyholder dividend obligation	366,745	190,494
Other liabilities	53,838	1,259

Total closed block liabilities	6,559,088	6,453,572

Closed block assets
Fixed maturities, available-for-sale, at fair value	4,524,037	4,113,829
Equity securities, available-for-sale, at fair value	5,387	5,223
Mortgage loans on real estate	448,855	601,959
Policy loans	771,120	802,013
Cash and other invested assets	30,984	140,577
Other assets	221,270	206,938

Total closed block assets	6,001,653	5,870,539

Excess of reported closed block liabilities over closed block assets	557,435	583,033
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of deferred tax benefit of $0 and $1,074 net of policyholder dividend obligation of $106,886 and $12,720	—	(1,994)

Future earnings to be recognized from closed block assets and closed block liabilities	$557,435	$581,039

        Reconciliation of the policyholder dividend obligation for the years ending December 31, 2013 and 2014 is as follows:

	For The Year Ended December 31,
	2014	2013
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$190,494	$213,350
Applicable to net revenue (losses)	(910)	(10,136)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	177,161	(12,720)

Policyholder dividend obligation, ending balance	$366,745	$190,494

        Closed Block revenues and expenses were as follows:

	For The Year Ended December 31,
	2014	2013
	(Dollars In Thousands)
Revenues
Premiums and other income	$212,765	$64,171
Net investment income	239,028	51,141
Net investment gains	10,528	9,252

Total revenues	462,321	124,564

Benefits and other deductions
Benefits and settlement expenses	417,667	113,564
Other operating expenses	674	548

Total benefits and other deductions	418,341	114,112

Net revenues before income taxes	43,980	10,452
Income tax expense	20,377	3,658

Net revenues	$23,603	$6,794

5. DAI-ICHI MERGER

        On February 1, 2015 the Company, subsequent to required approvals from the Company's shareholders and relevant regulatory authorities, became a wholly owned subsidiary as contemplated by the Agreement and Plan of Merger (the "Merger Agreement") with Dai-ichi Life and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, which provides for the merger of DL Investment (Delaware), Inc. with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Dai-ichi Life. On February 1, 2015 each share of the Company's common stock outstanding was converted into the right to receive $70 per share, without interest, (the "Per Share Merger Consideration"). The aggregate cash consideration to be paid in connection with the Merger for the outstanding shares of common stock was approximately $5.6 billion.

        The Merger resulted in the Company recognizing certain contingent or transaction related costs. Subsequent to the Merger, the Company will apply "pushdown" accounting by applying the guidance allowed by ASC 805, Business Combinations, including the initial recognition of most of the Company's assets and liabilities at fair value as of the acquisition date, and similarly goodwill calculated and recognized based on the terms of the transaction and the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures.

Treatment of Benefit Plans

        At or immediately prior to the Merger, each stock appreciation right with respect to shares of Common Stock granted under any Stock Plan (each, a "SAR") that was outstanding and unexercised immediately prior to the Merger and that had a base price per share of Common Stock underlying such SAR (the "Base Price") that was less than the Per Share Merger Consideration (each such SAR, an "In-the-Money SAR"), whether or not exercisable or vested, was cancelled and converted into the right to receive an amount in cash less any applicable withholding taxes, determined by multiplying (i) the excess of the Per Share Merger Consideration over the Base Price of such In-the-Money SAR by (ii) the number of shares of Common Stock subject to such In-the-Money SAR (such amount, the "SAR Consideration").

        At or immediately prior to the effective time of the merger, each restricted stock unit with respect to a share of Common Stock granted under any Stock Plan (each, a "RSU") that was outstanding immediately prior to the Merger, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration by (ii) the number of RSUs.

        The number of performance shares earned for each award of performance shares granted under any Stock Plan will be calculated by determining the number of performance shares that would have been paid if the subject award period had ended on the December 31 immediately preceding the Merger (based on the conditions set for payment of performance share awards for the subject award period), provided that the number of performance shares earned for each award were not less than the aggregate number of performance shares at the target performance level. Each performance share earned that was outstanding immediately prior to the Merger, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration by (ii) the number of Performance Shares.

6. INVESTMENT OPERATIONS

        Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Fixed maturities	$1,712,297	$1,509,544	$1,453,702
Equity securities	41,740	26,923	21,187
Mortgage loans	360,778	333,145	349,877
Investment real estate	4,482	3,556	3,290
Short-term investments	112,292	75,984	64,729

	2,231,589	1,949,152	1,892,785
Other investment expenses	33,865	31,071	30,453

Net investment income	$2,197,724	$1,918,081	$1,862,332

        Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Fixed maturities	$75,159	$63,180	$67,726
Equity securities	1,793	3,276	(45)
Impairments on fixed maturity securities	(7,275)	(19,100)	(58,886)
Impairments on equity securities	—	(3,347)	—
Modco trading portfolio	142,016	(178,134)	177,986
Other investments	(13,566)	(11,859)	(14,632)

Total realized gains (losses)—investments	$198,127	$(145,984)	$172,149

        For the year ended December 31, 2014, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $78.1 million and gross realized losses were $8.1 million, including $6.9 million of impairment losses. For the year ended December 31, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $72.8 million and gross realized losses were $28.0 million, including $21.7 million of impairment losses. For the year ended December 31, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $73.3 million and gross realized losses were $64.0 million, including $58.4 million of impairment losses.

        For the year ended December 31, 2014, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.7 billion. The gain realized on the sale of these securities was $78.1 million. For the year ended December 31, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.3 billion. The gain realized on the sale of these securities was $72.8 million. For the year ended December 31, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.6 billion. The gain realized on the sale of these securities was $73.3 million.

        For the year ended December 31, 2014, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $22.9 million. The loss realized on the sale of these securities was $1.2 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

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
	(Dollars In Thousands)
2014
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,374,206	$56,330	$(12,278)	$1,418,258	$6,404
Commercial mortgage-backed securities	1,119,979	59,637	(2,364)	1,177,252	—
Other asset-backed securities	857,441	17,885	(35,950)	839,376	(95)
U.S. government-related securities	1,394,028	44,149	(9,282)	1,428,895	—
Other government-related securities	16,939	3,233	—	20,172	—
States, municipals, and political subdivisions	1,391,526	296,594	(431)	1,687,689	—
Corporate bonds	24,765,303	2,759,255	(139,031)	27,385,527	—

	30,919,422	3,237,083	(199,336)	33,957,169	6,309
Equity securities	757,259	38,669	(14,182)	781,746	—
Short-term investments	155,500	—	—	155,500	—

	$31,832,181	$3,275,752	$(213,518)	$34,894,415	$6,309

2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,435,477	$34,155	$(24,564)	$1,445,068	$979
Commercial mortgage-backed securities	963,461	26,900	(19,705)	970,656	—
Other asset-backed securities	926,396	15,135	(69,548)	871,983	(51)
U.S. government-related securities	1,529,818	32,150	(54,078)	1,507,890	—
Other government-related securities	49,171	2,257	(1)	51,427	—
States, municipals, and political subdivisions	1,315,457	103,663	(8,291)	1,410,829	—
Corporate bonds	24,650,500	1,508,317	(392,067)	25,766,750	—

	30,870,280	1,722,577	(568,254)	32,024,603	928
Equity securities	654,579	6,631	(36,362)	624,848	—
Short-term investments	81,703	—	—	81,703	—

	$31,606,562	$1,729,208	$(604,616)	$32,731,154	$928

(1)
These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

        The amortized cost and fair value of the Company's investments classified as held-to-maturity as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
2014
Fixed maturities:
Other	$435,000	$50,422	$—	$485,422	$—

	$435,000	$50,422	$—	$485,422	$—

2013
Fixed maturities:
Other	$365,000	$—	$(29,324)	$335,676	$—

	$365,000	$—	$(29,324)	$335,676	$—

        During the year ended December 31, 2014 and 2013, the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company's held-to-maturity securities did not have any gross unrecognized holding losses for the year ended December 31, 2014 and $29.3 million for the year ended December 31, 2013. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

        As of December 31, 2014 and 2013, the Company had an additional $2.8 billion and $2.8 billion of fixed maturities, $21.5 million and $21.2 million of equity securities, and $95.1 million and $52.4 million of short-term investments classified as trading securities, respectively.

        The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2014, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$1,033,980	$1,045,159	$—	$—
Due after one year through five years	7,093,423	7,556,790	—	—
Due after five years through ten years	6,212,355	6,528,870	—	—
Due after ten years	16,579,664	18,826,350	435,000	485,422

	$30,919,422	$33,957,169	$435,000	$485,422

        During the year ended December 31, 2014, the Company recorded pre-tax other-than-temporary impairments of investments of $2.6 million, all of which were related to fixed maturities. Credit impairments recorded in earnings during the year ended December 31, 2014, were $7.3 million. During the year ended December 31, 2014, $4.7 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the year ended December 31, 2014.

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

        The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Beginning balance	$41,692	$122,121	$69,719
Additions for newly impaired securities	—	3,516	26,961
Additions for previously impaired securities	2,263	12,066	25,441
Reductions for previously impaired securities due to a change in expected cash flows	(28,477)	(88,523)	—
Reductions for previously impaired securities that were sold in the current period	—	(7,488)	—
Other	—	—	—

Ending balance	$15,478	$41,692	$122,121

        The following table includes the gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$166,271	$(9,562)	$67,280	$(2,716)	$233,551	$(12,278)
Commercial mortgage-backed securities	49,909	(334)	102,529	(2,030)	152,438	(2,364)
Other asset-backed securities	108,666	(6,473)	537,486	(29,477)	646,152	(35,950)
U.S. government-related securities	231,917	(3,868)	280,803	(5,414)	512,720	(9,282)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	1,904	(134)	10,482	(297)	12,386	(431)
Corporate bonds	1,659,287	(76,341)	776,864	(62,690)	2,436,151	(139,031)
Equities	17,430	(217)	129,719	(13,965)	147,149	(14,182)

	$2,235,384	$(96,929)	$1,905,163	$(116,589)	$4,140,547	$(213,518)

        RMBS have a gross unrealized loss greater than twelve months of $2.7 million as of December 31, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

        CMBS have a gross unrealized loss greater than twelve months of $2.0 million as of December 31, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

        The other asset-backed securities have a gross unrealized loss greater than twelve months of $29.5 million as of December 31, 2014. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). These unrealized losses have occurred within the Company's auction rate securities ("ARS") portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

        The U.S. government-related category has a gross unrealized loss greater than twelve months of $5.4 million as of December 31, 2014. These declines were entirely related to changes in interest rates.

        The corporate bonds category has gross unrealized losses greater than twelve months of $62.7 million as of December 31, 2014. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

        The equities category has a gross unrealized loss greater than twelve months of $14.0 million as of December 31, 2014. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

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

        CMBS have a gross unrealized loss greater than twelve months of $1.2 million as of December 31, 2013. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

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

        As of December 31, 2014, the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $1.6 billion and an amortized cost of $1.6 billion. In addition, included in the Company's trading portfolio, the Company held $315.1 million of securities which were rated below investment grade. Approximately $360.1 million of the below investment grade securities were not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Fixed maturities	$1,224,672	$(1,269,449)	$819,746
Equity securities	35,242	(20,892)	8,484

        The Company held $9.0 million of non-income producing securities for the year ended December 31, 2014.

        Included in the Company's invested assets are $1.8 billion of policy loans as of December 31, 2014. The interest rates on standard policy loans range from 3.0% to 13.64%. The collateral loans on life insurance policies have an interest rate of 13.64%.

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

        Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC ("Red Mountain"), that was determined to be a VIE as of December 31, 2014 and 2013. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company ("Golden Gate V") and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 12, Debt and Other Obligations. The Company has the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but does not have the obligation to absorb losses related to the primary risks or sources of variability to the

VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company's risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the holding company ("PLC") has guaranteed the VIE's credit enhancement fee obligation to the unrelated third party provider. As of December 31, 2014, no payments have been made or required related to this guarantee.

7. MORTGAGE LOANS

Mortgage Loans

        The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2014, the Company's mortgage loan holdings were approximately $5.1 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes that this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

        The following table includes a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2014:

Type	Percentage of Mortgage Loans on Real Estate
Retail	61.7%
Office Buildings	13.3
Apartments	9.6
Warehouses	7.8
Other	7.6

100.0%

        The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's exposure represents more than 2.2% of mortgage loans. Approximately 71.8% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Texas	10.1%
Alabama	8.2
Georgia	8.0
Florida	7.3
Tennessee	6.6
South Carolina	4.8
North Carolina	4.5
Utah	4.2
New York	4.2
Ohio	4.0
California	4.0
Virginia	3.0
Michigan	2.9

71.8%

        During 2014, the Company funded approximately $869.7 million of new loans, with an average loan size of $5.8 million. The average size mortgage loan in the portfolio as of December 31, 2014, was $2.8 million, and the weighted-average interest rate was 5.72%. The largest single mortgage loan was $50.0 million.

        Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $243.6 million would become due in 2015, $961.8 million in 2016 through 2020, $392.6 million in 2021 through 2025, and $120.8 million thereafter.

        The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2014 and December 31, 2013, approximately $553.6 million and $666.6 million, respectively, of the Company's mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the year ended December 31, 2014 and 2013, the Company recognized $16.7 million and $17.9 million of participating mortgage loan income, respectively.

        As of December 31, 2014, approximately $24.5 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2014 included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the year ended December 31, 2014, the Company accepted or agreed to accept assets of $33.0 million in satisfaction of $41.7 million of principal. The Company also identified one loan whose principal of $12.6 million was permanently impaired to a value of $7.3 million. These transactions resulted in realized losses of $10.3 million and a decrease in the Company's investment in mortgage loans net of existing allowances for mortgage loans losses. Of the mortgage loan transactions accounted for as troubled debt restructurings, $23.3 million remain on the Company's balance sheet as of December 31, 2014.

        The Company's mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2014, $24.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or foreclosed and converted to real estate. Of the restructured loans, $1.5 million were nonperforming during the year ended December 31, 2014. The Company foreclosed on $1.2 million of nonperforming loans not subject to a pooling and servicing agreement during the year ended December 31, 2014.

        As of December 31, 2014, none of the loans subject to a pooling and servicing agreement were nonperforming. The Company did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the year ended December 31, 2014.

        As of December 31, 2014 and 2013, the Company had an allowance for mortgage loan credit losses of $5.7 million and $3.1 million, respectively. Due to the Company's loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan's original effective interest rate, or the current estimated fair value of the loan's underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

        A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Beginning balance	$3,130	$2,875
Charge offs	(675)	(6,838)
Recoveries	(2,600)	(1,016)
Provision	5,865	8,109

Ending balance	$5,720	$3,130

        It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of December 31:

	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
2014
Commercial mortgage loans	$8,972	$—	$1,484	$10,456
Number of delinquent commercial mortgage loans	4	—	1	5
2013
Commercial mortgage loans	$14,368	$—	$2,208	$16,576
Number of delinquent commercial mortgage loans	8	—	1	9

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
2014
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	19,632	20,603	5,720	3,272	1,224	1,280
2013
Commercial mortgage loans:
With no related allowance recorded	$2,208	$2,208	$—	$2,208	$31	$—
With an allowance recorded	21,288	21,281	3,130	5,322	304	304

        Mortgage loans that were modified in a troubled debt restructuring were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
2014
Troubled debt restructuring:
Commercial mortgage loans	6	$28,648	$19,593

8. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

        The balances and changes in DAC are as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Balance, beginning of period	$2,721,687	$2,507,892
Capitalization of commissions, sales, and issue expenses	288,592	341,121
Amortization	(195,605)	(119,017)
Change in unrealized investment gains and losses	(166,694)	(8,309)

Balance, end of period	$2,647,980	$2,721,687

Value of Business Acquired

        The balances and changes in VOBA are as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Balance, beginning of period	$848,528	$731,627
Acquisitions	—	173,491
Amortization	(61,704)	(73,881)
Change in unrealized gains and losses	(140,234)	17,291

Balance, end of period	$646,590	$848,528

        As of February 1, 2015, the existing DAC and VOBA balance was written off in conjunction with the merger previously disclosed in Note 5, Dai-ichi Merger and in accordance with ASC Topic 805—Business Combinations. Therefore, the disclosure of the expected amortization of VOBA over the next five years was excluded.

9. GOODWILL

        The changes in the carrying amount of goodwill by segment are as follows:

	Life Marketing	Acquisitions	Asset Protection	Corporate and Other	Total Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2012	$10,192	$35,615	$62,671	$83	$108,561
Tax benefit of excess tax goodwill	—	(3,098)	—	—	(3,098)

Balance as of December 31, 2013	10,192	32,517	62,671	83	105,463
Tax benefit of excess tax goodwill	—	(3,098)	—	—	(3,098)

Balance as of December 31, 2014	$10,192	$29,419	$62,671	$83	$102,365

        During the year ended December 31, 2014 and 2013, the Company decreased its goodwill balance by approximately $3.1 million and $3.1 million, respectively. The decreases were due to an adjustment in the Acquisitions segment related to tax benefits realized during 2014 and 2013 on the portion of tax goodwill in excess of GAAP basis goodwill. See Note 2, Summary of Significant Accounting Policies for additional information.

10. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

        The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdrawal and is classified as an embedded derivative and is carried at fair value on the Company's balance sheet. The VA separate account balances subject to GMWB were $9.7 billion as of December 31, 2014. For more information regarding the valuation of and income impact of GMWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 23, Fair Value of Financial Instruments, and Note 24, Derivative Financial Instruments.

        The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.18%, age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience with attained age factors varying from 49% - 80%, lapse rates ranging from 2.2% - 33% (depending on product type and duration), and an average discount rate of 6.0%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

        The VA separate account balances subject to GMDB were $13.0 billion as of December 31, 2014. The total GMDB amount payable based on VA account balances as of December 31, 2014, was $108.6 million (including $93.1 million in the Annuities segment and $15.5 million in the Acquisitions segment) with a GMDB reserve of $26.0 million and $0.3 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2014 for the Company was 69.

        These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) ("CALIC"), under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $11.6 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2014, was 65.

        Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Beginning balance	$16,284	$19,606	$9,798
Incurred guarantee benefits	12,091	(260)	14,087
Less: Paid guarantee benefits	2,124	3,062	4,279

Ending balance	$26,251	$16,284	$19,606

        Account balances of variable annuities with guarantees invested in VA separate accounts are as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Equity mutual funds	$7,834,480	$7,984,198
Fixed income mutual funds	5,137,312	4,606,093

Total	$12,971,792	$12,590,291

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

        Activity in the Company's deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Deferred asset, beginning of period	$146,651	$143,949	$125,527
Amounts deferred	18,302	15,274	23,362
Amortization	(9,803)	(12,572)	(4,940)

Deferred asset, end of period	$155,150	$146,651	$143,949

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

        Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2014, the Company had reinsured approximately 51% of the face value of its life insurance in-force. The Company has reinsured approximately 22% of the face value of its life insurance in-force with the following three reinsurers:

  •
  Security Life of Denver Insurance Co. (currently administered by Hanover Re)

  •
  Swiss Re Life & Health America Inc.

  •
  The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

        The Company has not experienced any credit losses for the years ended December 31, 2014, 2013, or 2012 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

        The following table presents the net life insurance in-force:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Millions)
Direct life insurance in-force	$721,036	$726,697	$706,416
Amounts assumed from other companies	43,237	46,752	30,470
Amounts ceded to other companies	(388,890)	(416,809)	(444,951)

Net life insurance in-force	$375,383	$356,640	$291,935

Percentage of amount assumed to net	12%	13%	10%

        The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended
December 31, 2014:
Premiums and policy fees:
Life insurance	2,603,956	1,205,528	349,934	1,748,362	(1)	20.0
Accident/health insurance	81,037	42,741	20,804	59,100		35.2
Property and liability insurance	233,362	125,328	8,675	116,709		7.4

Total	$2,918,355	$1,373,597	$379,413	$1,924,171

For The Year Ended
December 31, 2013:
Premiums and policy fees:
Life insurance	2,371,872	1,247,657	306,920	1,431,135	(1)	21.5
Accident/health insurance	45,263	20,011	24,291	49,543		49.0
Property and liability insurance	225,327	109,527	7,978	123,778		6.5

Total	$2,642,462	$1,377,195	$339,189	$1,604,456

For The Year Ended
December 31, 2012:
Premiums and policy fees:
Life insurance	2,226,615	1,228,444	281,712	1,279,883	(1)	22.0
Accident/health insurance	38,875	12,065	29,412	56,222		52.3
Property and liability insurance	230,899	105,327	6,765	132,337		5.1

Total	$2,496,389	$1,345,836	$317,889	$1,468,442

(1)
Includes annuity policy fees of $167.1 million, $140.7 million, and $103.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        As of December 31, 2014 and 2013, policy and claim reserves relating to insurance ceded of $6.1 billion and $6.1 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2014 and 2013, the Company had paid $120.5 million and $79.7 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2014 and 2013, the Company had receivables of $65.8 million and $66.1 million, respectively, related to insurance assumed.

        The Company's third party reinsurance receivables amounted to $6.1 billion and $6.2 billion as of December 31, 2014 and 2013, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2014		2013
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$842.1	A	$819.3	A
Swiss Re Life & Health America, Inc.	820.9	A+	823.0	A+
Lincoln National Life Insurance Co.	556.3	A+	553.7	A+
Transamerica Life Insurance Co.	497.7	A+	531.1	A+
RGA Reinsurance Company	412.4	A+	419.1	A+
SCOR Global Life USA Reinsurance Company	411.8	A	402.7	A
American United Life Insurance Company	336.1	A+	342.2	A+
Scottish Re (U.S.) Inc.	298.0	NR	305.1	NR
Centre Reinsurance (Bermuda) Ltd	260.9	NR	281.6	NR
Employers Reassurance Corporation	254.3	A–	289.2	A–

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

12. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

        Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$450,000	$485,000
4.875% Senior Notes (2004), due 2014	—	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	—	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000

	$1,300,000	$1,585,000

Subordinated debt securities (year of issue):
6.125% Subordinated Debentures (2004), due 2034, callable 2009	$103,093	$103,093
6.25% Subordinated Debentures (2012) due 2042, callable 2017	287,500	287,500
6.00% Subordinated Debentures (2012) due 2042, callable 2017	150,000	150,000

	$540,593	$540,593

        The Company's future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $150.0 million in 2018, $400.0 million in 2019, and $300.0 million thereafter.

        During the year ended December 31, 2014, $150.0 million of the Company's Senior Notes matured and were paid in full, along with applicable accrued interest.

        During 2014, the Company announced that it had issued notice to redeem the entire $100.0 million outstanding principal amount of the Company's 8.00% Senior Notes issued on October 9, 2009. The payment in respect of the redemption of the Senior Notes was made on October 15, 2014. In conjunction with this redemption, the Company wrote off $2.4 million of deferred issue costs.

        During the year ended December 31, 2013, $250.0 million of the Company's Senior Notes matured and were paid in full, along with applicable accrued interest.

        Under a revolving line of credit arrangement that was in effect until February 2, 2015 (the "Credit Facility"), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company's senior unsecured long-term debt ("Senior Debt"), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provided for a facility fee at a rate, 0.175%, that could vary with the ratings of the Company's Senior Debt and that was calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The Credit Facility provided that the Company was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility was July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2014. There was an outstanding balance of $450.0 million bearing interest at a rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2014. As of December 31, 2014, PLICO had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of December 31, 2014.

        On February 2, 2015, the Company amended and restated the Credit Facility (the "2015 Credit Facility"). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company's Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company's Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility or the 2015 Credit Facility as of February 2, 2015. There was an outstanding balance of $390.0 million bearing interest at a rate of LIBOR plus 1.20% when the Credit Facility was amended and restated by the 2015 Credit Facility on February 2, 2015. The $55.0 million Letter of Credit, which PLICO executed under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company, remained undrawn as of February 2, 2015.

        The following is a summary of the Company's estimated debt covenant calculations as of December 31, 2014:

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to 0	greater than $1 billion
Debt to total capital ratio*	less than 40%	approximately 26%
Total adjusted capital margin	greater than or equal to 0	greater than $2.0 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	greater than 7.5 to 1
*
Excludes $700 million of outstanding senior notes issued in 2009

        The Company has also accessed capital from subordinated debt securities issued to a trust of which $103.1 million was outstanding as of December 31, 2014 and 2013. Securities currently outstanding were offered through a trust (PLC Capital Trust V). The trust was formed solely to issue preferred securities ("TOPrS") and use the proceeds thereof to purchase the Company's subordinated debentures. The sole assets of the trust are these subordinated debt securities. The Company irrevocably guarantees the principal obligations of the trust. Under the terms of the subordinated debentures, the Company has the right to extend interest payment periods up to five consecutive years. Consequently, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the trusts during any such extended interest payment period.

        In December 2007, the Company issued a new series of debt securities of $150.0 million of 6.40% Senior Notes due 2018 (the "Senior Notes"), from which net proceeds of approximately $148.7 million were received. Under the terms of the Senior Notes, interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The maturity date is January 15, 2018.

        On October 9, 2009, the Company closed on offerings of $400 million of its senior notes due in 2019, $100 million of its senior notes due in 2024, and $300 million of its senior notes due in 2039, for an aggregate principal amount of $800 million, of which $700 million were outstanding as of December 31, 2014. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering of the notes to purchase $800 million in aggregate principal amount of newly-issued surplus notes of Golden Gate. Golden Gate used a portion of the proceeds from the sale of the surplus notes to the Company to repurchase, at a discount, $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes that were held by third parties. As a result of these transactions, the Company is the sole holder of the total $800.0 million of outstanding Golden Gate surplus notes, which is eliminated at the consolidated level.

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

        During 2013, the Company's 4.30% Senior Notes issued in 2003 matured. The maturity resulted in the payment of $250.0 million of principal to the holders of the senior notes on June 3, 2013. The Company borrowed an additional $250.0 million from its Credit Facility to finance the final principal payment.

Non-Recourse Funding Obligations

  Golden Gate Captive Insurance Company

        Golden Gate Captive Insurance Company ("Golden Gate"), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of non-recourse funding obligation with a total outstanding balance of $800 million as of December 31, 2014. The Company holds the entire outstanding balance of non-recourse funding obligation. The Series A1 non-recourse funding obligations have a balance of $400 million and accrue interest at 7.375%, the Series A2 non-recourse funding obligations have a balance of $100 million and accrue interest at 8%, and the Series A3 non-recourse funding obligations have a balance of $300 million and accrue interest at 8.45%.

  Golden Gate II Captive Insurance Company

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2014, securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $430.1 million of the non-recourse funding obligations were held by the Company and its affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of the Company's obligations to

Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II's investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2014, no payments have been made under these agreements.

  Golden Gate V Vermont Captive Insurance Company

        On October 10, 2012, Golden Gate V, a Vermont special purpose financial insurance company, and Red Mountain, both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company ("WCL"). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is "non-recourse" to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2014, the principal balance of the Red Mountain note was $435 million. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $139.6 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by the Company if Golden Gate V's annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2014, no payments have been made under these agreements.

        In connection with the transaction outlined above, Golden Gate V had a $435 million outstanding non-recourse funding obligation as of December 31, 2014. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

        Non-recourse funding obligations outstanding as of December 31, 2014, on a consolidated basis, are shown in the following table:

Issuer	Balance	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$144,900	2052	1.17%
Golden Gate V Vermont Captive Insurance Company(1)	435,000	2037	6.25%
MONY Life Insurance Company(1)	2,504	2024	6.63%

Total	$582,404

(1)
Fixed rate obligations

        During 2014, the Company and its affiliates repurchased $50.0 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $10.5 million pre-tax gain for the Company. For the year ended December 31, 2013, the Company and its affiliates repurchased $91.1 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $20.0 million pre-tax gain for the Company. These gains are recorded in other income in the consolidated statements of income.

Letters of Credit

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the "First Amended and Restated Reimbursement Agreement"), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the "Second Amended and Restated Reimbursement Agreement"), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the "Third Amended and Restated Reimbursement Agreement"), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $930 million as of December 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $935 million in 2015. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of December 31, 2014, no payments have been made under these agreements.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during each quarter of 2014 and was $750 million as of December 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2014, no payments have been made under these agreements.

Repurchase Program Borrowings

        While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2014, the fair value of securities pledged under the repurchase program was $55.1 million and the repurchase obligation of $50.0 million was included in the Company's consolidated condensed balance sheets (at an average borrowing rate of 16 basis points). During the year ended December 31, 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014. As of December 31, 2013, the Company had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

Interest Expense

        Interest expense on long-term debt and subordinated debt securities totaled $118.4 million, $123.8 million, and $131.5 million in 2014, 2013, and 2012, respectively. The $5.4 million favorable variance was primarily related to a $7.6 million favorable variance resulting from a paydown of senior notes in 2014. These favorable variances were offset by increased interest expense on the Company's Credit Facility of $2.5 million. The interest expense on non-recourse funding obligations and other obligations was $54.2 million, $47.5 million, and $28.7 million in 2014, 2013, and 2012, respectively. The $6.7 million unfavorable variance was primarily due to increased interest expense on the Golden Gate V non-recourse funding obligation of $4.2 million and $2.8 million increased interest expense on Golden Gate III and Golden Gate IV letters of credit. These unfavorable variances were offset by reductions in interest expense as a result of the Company's repurchase of non-recourse funding obligations during the year.

13. COMMITMENTS AND CONTINGENCIES

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

        The Company leases administrative and marketing office space in approximately 19 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $6.5 million, $7.0 million, and $7.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The aggregate annualized rent was approximately $6.5 million for the year ended December 31, 2014. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2015	$5,911
2016	4,942
2017	2,750
2018	2,111
2019	1,879
Thereafter	7,488

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

Year	Amount
(Dollars In Thousands)
2015	$1,233
2016	1,236
2017	1,233
2018	76,208

        As of December 31, 2014 and 2013, the Company had outstanding mortgage loan commitments of $537.7 million at an average rate of 4.61% and $322.8 million at an average rate of 4.93%, respectively.

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

        After the entry into the Merger Agreement on June 3, 2014, four lawsuits were filed against the Company, our then current directors, Dai-ichi Life and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. On June 11, 2014, a putative class action lawsuit styled Edelman, et al. v. Protective Life Corporation, et al., Civil Action No. 01-CV-2014-902474.00, was filed in the Circuit Court of Jefferson County, Alabama. On July 30, 2014, the plaintiff in Edelman filed an amended complaint. Three putative class action lawsuits were filed in the Court of Chancery of the State of Delaware, Martin, et al. v. Protective Life Corporation, et al., Civil Action No. 9794-CB, filed June 19, 2014, Leyendecker, et al. v. Protective Life Corporation, et al., Civil Action No. 9931-CB, filed July 22, 2014 and Hilburn, et al. v. Protective Life Corporation, et al., Civil Action No. 9937-CB, filed July 23, 2014. The Delaware Court of Chancery consolidated the Martin, Leyendecker, and Hilburn actions under the caption In re Protective Life Corp. Stockholders Litigation, Consolidated Civil Action No. 9794-CB, designated the Hilburn complaint as the operative consolidated complaint (the "Delaware Action") and appointed Charlotte Martin, Samuel J. Leyendecker, Jr., and Deborah J. Hilburn to serve as co-lead plaintiffs. These lawsuits allege that our Board of Directors breached its fiduciary duties to the Company's shareowners, that the Merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers, and that the preliminary proxy statement filed with the SEC on July 10, 2014 failed to disclose purportedly material information. The complaints also alleged that the Company, Dai-ichi Life and DL Investment (Delaware), Inc. aided and abetted those alleged breaches of fiduciary duties. The complaints seek injunctive relief, including enjoining or rescinding the Merger, and attorneys' and other fees and costs, in addition to other relief. The Delaware Action also seeks an award of unspecified damages.

        With respect to the Edelman lawsuit, on September 5, 2014, the court held a hearing to address motions to dismiss the lawsuit filed on behalf of the Company, the members of the Company's Board, and DL Investment (Delaware), Inc. On September 19, 2014, the court granted those motions and dismissed the Edelman lawsuit in its entirety and with prejudice, pending a possible appeal by the plaintiff. With respect to the Delaware Action, on September 24, 2014, the Company, each of the members of the Company's Board, Dai-ichi Life, and DL Investment (Delaware), Inc. entered into a Memorandum of Understanding (the "MOU") with the plaintiffs in that case, which sets forth the parties' agreement in principle for a settlement of the Delaware Action. As set forth in the MOU, the Company, the members of the Company's Board, Dai-ichi Life, and DL Investment (Delaware), Inc. agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for the certification of a mandatory non opt-out class, for settlement purposes only, to include any and all record and beneficial owners of shares (excluding the members of the Company's Board and their immediate family members, any entity in which any member of the Company's Board has a controlling interest, and any successors in interest thereto) that held shares at any time during the period beginning on June 3, 2014, through the date of consummation or termination of the Merger, including any and all of their respective successors in interest, successors, predecessors in interest, representatives, trustees, executors, administrators, heirs, assigns, or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, together with their predecessors, successors and assigns, and a global release of claims relating to the Merger as set forth in the MOU. As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger which are set forth in the Company's Form 8-K filed on September 25, 2014 and which supplement the information contained in the Company's definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014. Nothing in the Form 8-K or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K. The claims in the Delaware Action will not be released until the stipulation of settlement is approved by the Court of Chancery of the State of Delaware. The proposed settlement would have no effect on the consideration received by Company shareowners in connection with the completion of the Merger. There can be no assurance, however, that the court will approve the proposed settlement, nor can there be any assurance as to the size of any award of attorneys' fees and expenses to the plaintiffs' counsel. The Company cannot provide assurances as to the ultimate settlement of the Delaware Action or with respect to any lawsuits regarding the Merger that may be filed in the future.

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

        The Company was audited by the IRS and the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS' Appeals Division. The case has followed normal procedure and is now under review at Congress' Joint Committee on Taxation. The Company believes the matter will conclude within the next twelve months. If the IRS prevails on every issue that it identified in this audit, and the Company does not litigate these issues, then the Company will make an income tax payment of approximately $26.6 million. However, this payment, if it were to occur, would not materially impact the Company or its effective tax rate.

        Through the acquisition of MONY by PLICO certain income tax credit carryforwards, which arose in MONY's pre-acquisition tax years, transferred to the Company. This transfer was in accordance with the applicable rules of the Internal Revenue Code and the related Regulations. In spite of this transfer, AXA, the former parent of the consolidated income tax return group in which MONY was a member, retains the right to utilize these credits in the future to offset future increases in its 2010 through 2013 tax liabilities. The Company had determined that, based on all information known as of the acquisition date and through the March 31, 2014 reporting date, it was probable that a loss of the utilization of these carryforwards had been incurred. Due to indemnification received from AXA during the quarter ending June 30, 2014, the probability of loss of these carryforwards has been eliminated. Accordingly, in the table summarizing the fair value of net assets acquired from the Acquisition, the amount of the deferred tax asset from the credit carryforwards is no longer offset by a liability.

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

        Certain of the Company's subsidiaries are under a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration's Death Master File or similar databases (a "Death Database") to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest as well as penalties to the state if the beneficiary could not be found. It has been publicly reported that the life insurers have paid administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $3.5 million.

14. SHAREOWNERS' EQUITY

        Activity in the Company's issued and outstanding common stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2011	88,776,960	7,107,765	81,669,195
(Reissuance of)/deposits to treasury stock	—	3,531,702	(3,531,702)

Balance, December 31, 2012	88,776,960	10,639,467	78,137,493
(Reissuance of)/deposits to treasury stock	—	(439,953)	439,953

Balance, December 31, 2013	88,776,960	10,199,514	78,577,446
(Reissuance of)/deposits to treasury stock	—	(764,259)	764,259

Balance, December 31, 2014	88,776,960	9,435,255	79,341,705

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2014.

        On February 1, 2015, Dai-ichi Life acquired 100% of the Company's outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity.

15. STOCK-BASED COMPENSATION

        Since 1973, the Company has had stock-based incentive plans to motivate management to focus on its long-range performance through the awarding of stock-based compensation. Under plans approved by shareowners in 1997, 2003, 2008, and 2012, up to 9.5 million shares may be issued in payment of awards. Due to an existing change in control provision, the awards outstanding immediately prior to the Merger will be cancelled and converted into the right to receive an amount in cash. For more information refer to Note 5, Dai-ichi Merger.

  Performance Shares

        The criteria for payment of the 2014 performance awards is based on the Company's average operating return on average equity ("ROE") over a three-year period. If the Company's ROE is below 10.5%, no award is earned. If the Company's ROE is at or above 12.0%, the award maximum is earned.

        The criteria for payment of the 2013 performance awards is based on the Company's average operating ROE over a three-year period. If the Company's ROE is below 10.0%, no award is earned. If the Company's ROE is at or above 11.5%, the award maximum is earned.

        Performance shares are equivalent in value to one share of our common stock times the award earned percentage payout. Performance share awards of 203,295 were issued during the year ended December 31, 2014 and 298,500 performance share awards were issued during the year ended December 31, 2013.

        Performance share awards and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars In Thousands)
2014	203,295	$10,484
2013	298,500	9,328
2012	306,100	8,608
2011	191,100	5,433

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

	Weighted-Average Base Price per share	No. of SARs
Balance at December 31, 2011	$22.27	2,274,229

SARs exercised / forfeited	22.60	(633,062)

Balance at December 31, 2012	$22.15	1,641,167

SARs exercised / forfeited	18.54	(336,066)

Balance at December 31, 2013	$23.08	1,305,101

SARs exercised / forfeited / expired	22.07	(1,147,473)

Balance at December 31, 2014	$30.41	157,628

        The outstanding SARs as of December 31, 2014, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$41.05	10,000	1	10,000
$43.46	22,300	3	22,300
$38.59	52,000	4	52,000
$3.50	46,110	5	46,110
$18.36	27,218	6	27,218

        There were no SARs issued for the years ended December 31, 2014, 2013, and 2012. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and expected exercise date of 2016.

  Restricted Stock Units

        Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. The Company issued 98,700 restricted stock units for the year ended December 31, 2014 and 166,850 restricted stock units for the year ended December 31, 2013. These awards had a total fair value at grant date of $5.1 million and $5.5 million, respectively. Approximately half of these restricted stock units vest after three years from grant date and the remainder vest after four years.

        The Company recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by the Company for its stock-based compensation plans was $25.9 million, $15.7 million, and $10.3 million in 2014, 2013, and 2012, respectively. The Company's obligations of its stock-based compensation plans that are expected to be settled in shares of the Company's common stock are reported as a component of shareowners' equity, net of deferred taxes. As of December 31, 2014, the total compensation cost related to non-vested stock-based compensation not yet recognized was $27.0 million. Due to the Merger, the unrecognized stock compensation expense will be accelerated as of the date of the merger due to an existing change in control provision.

        The following table provides information as of December 31, 2014, about equity compensation plans under which the Company's common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2014 (a)		Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2014 (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of of December 31, 2014 (c)
Equity compensation plans approved by shareowners	1,960,959	(1)	$22.07	(3)	4,092,546	(4)
Equity compensation plans not approved by shareowners	193,720	(2)	Not applicable		Not applicable	(5)

Total	2,154,679		$22.07		4,092,546

(1)
Includes the following number of shares: (a) 102,458 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 907,487 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2014); (c) 313,199 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); (d) 475,386 shares issuable with respect to stock equivalents representing previously earned awards under the LTIP that the recipient deferred under the Company's Deferred Compensation Plan for Officers; and (e) 162,429 shares issuable with respect to stock equivalents representing previous awards under the Company's Stock Plan for Non-Employee Directors that the recipient deferred under our Deferred Compensation Plan for Directors Who Are Not Employees of the Company.

(2)
Includes the following number of shares of common stock: (a) 152,709 shares issuable with respect to stock equivalents representing (i) stock awards to the Company's Directors before June 1, 2004 that the recipient deferred pursuant to the Company's Deferred Compensation Plan for Directors Who

  Are Not Employees of the Company and (ii) cash retainers and fees that the Company's Directors deferred under the Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company, and (b) 41,011 shares issuable with respect to stock equivalents pursuant to the Company's Deferred Compensation Plan for Officers.

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

16. EMPLOYEE BENEFIT PLANS

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

        In July of 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. In August of 2014, the Highway and Transportation Funding Act of 2014 ("HATFA") was signed into law. HAFTA extends the funding relief provided by MAP-21 by delaying the interest rate corridor expansion. The funding stabilization provisions of MAP-21 and HATFA reduced the Company's minimum required defined benefit plan contributions for the 2013 and 2014 plan years. The Company is evaluating the impact these changes will have on funding requirements in future years. Since the funding stabilization provisions of MAP-21 and HATFA do not apply for Pension Benefit Guaranty Corporation ("PBGC") reporting purposes, the Company may also make additional contributions in future periods to avoid certain PBGC reporting triggers.

        During the twelve months ended December 31, 2014, the Company contributed $9.0 million to its defined benefit pension plan for the 2013 plan year and $6.5 million to its defined benefit pension plan for the 2014 plan year. In addition, during January of 2015, the Company made a $2.2 million contribution to the defined benefit pension plan for the 2014 plan year. The Company has not yet determined what amount it will fund for the remainder of 2015, but estimates that the amount will be between $1 million and $10 million.

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

	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	2014	2013	2014	2013
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$249,453	$207,999	$47,368	$36,306

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$219,152	$223,319	$39,679	$42,971
Service cost	9,411	9,345	954	1,037
Interest cost	10,493	8,985	1,696	1,387
Amendments	—	—	—	—
Actuarial (gain) loss	38,110	(8,172)	9,153	(1,505)
Benefits paid	(9,835)	(14,325)	(1,907)	(4,211)

Projected benefit obligation at end of year	267,331	219,152	49,575	39,679

Change in plan assets:
Fair value of plan assets at beginning of year	180,173	152,187	—	—
Actual return on plan assets	17,921	33,368	—	—
Employer contributions(1)	15,513	8,943	1,907	4,211
Benefits paid	(9,835)	(14,325)	(1,907)	(4,211)

Fair value of plan assets at end of year	203,772	180,173	—	—

After reflecting FASB guidance:
Funded status	(63,559)	(38,979)	(49,575)	(39,679)

Amounts recognized in the balance sheet:
Other liabilities	(63,559)	(38,979)	(49,575)	(39,679)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss/(gain)	80,430	54,897	20,983	13,346
Prior service cost/(credit)	(1,033)	(1,425)	24	36

Total	$79,397	$53,472	$21,007	$13,382

(1)
Employer contributions disclosed are based on the Company's fiscal filing year

        Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	2014	2013	2014	2013
Discount rate	3.95%	4.86%	3.65%	4.30%
Rate of compensation increase	4.75% prior to age 40	3.0	4.75% prior to age 40	4.0
	3.75% for age 40 and above		3.75% for age 40 and above
Expected long-term return on plan assets	7.5	7.5	N/A	N/A

        Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2014	2013	2012	2014	2013	2012
Discount rate	4.86%	4.07%	4.62%	4.30%	3.37%	4.07%
Rates of compensation increase	3.0	3.0	2.5 - 3.0	4.0	4.0	3.5 - 4.0
Expected long-term return on plan assets	7.5	7.5	7.75	N/A	N/A	N/A

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

        Components of the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2014	2013	2012	2014	2013	2012
	(Dollars In Thousands)
Service cost—benefits earned during the period	$9,411	$9,345	$9,145	$954	$1,037	$867
Interest cost on projected benefit obligation	10,493	8,985	8,977	1,696	1,387	1,473
Expected return on plan assets	(12,166)	(11,013)	(10,916)	—	—	—
Amortization of prior service cost/(credit)	(392)	(392)	(392)	12	12	12
Amortization of actuarial losses(1)	6,821	9,631	7,749	1,516	1,792	1,300

Preliminary net periodic benefit cost	14,167	16,556	14,563	4,178	4,228	3,652
Settlement/curtailment expense(2)	—	—	—	—	928	—

Total net periodic benefit cost	$14,167	$16,556	$14,563	$4,178	$5,156	$3,652

(1)
2014 average remaining service period used is 8.10 years and 7.51 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.

(2)
The unfunded excess benefit plan triggered settlement accounting for the year ended December 31, 2013 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

        The estimated net actuarial loss/(gain), prior service cost/(credit), and transition obligation/(asset) for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 is as follows:

	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)
Net actuarial loss/(gain)	$7,603	$1,901
Prior service cost/(credit)	(392)	12
Transition obligation/(asset)	—	—

        The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

        Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

Asset Category	Target Allocation for 2015	2014	2013
Cash and cash equivalents	2%	4%	2%
Equity securities	60	62	64
Fixed income	38	34	34

Total	100%	100%	100%

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

        Plan assets of the defined benefit pension plan by category as of December 31, are as follows:

	As of December 31,
Asset Category	2014	2013
	(Dollars In Thousands)
Cash and cash equivalents	$7,968	$3,052
Equity securities:
Collective Russell 3000 equity index fund	79,660	74,753
Fidelity Spartan 500 index fund	51,848	45,632
Fixed income	64,296	56,736

Total investments	203,772	180,173
Employer contribution receivable	2,165	2,314

Total	$205,937	$182,487

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

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$7,968	$—	$—	$7,968
Collective investment funds:				—
Equity index funds	51,848	79,660	—	131,508
Group deposit administration annuity contract	—	—	64,296	64,296

Total investments	$59,816	$79,660	$64,296	$203,772

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$3,052	$—	$—	$3,052
Collective investment funds:
Equity index funds	45,632	74,753	—	120,385
Group deposit administration annuity contract	—	—	56,736	56,736

Total investments	$48,684	$74,753	$56,736	$180,173

        For the year ended December 31, 2014, $4.5 million was transferred into Level 3 from Level 2. For the year ended December 31, 2013, $4.0 million was transferred into Level 3 from Level 2. These transfers were made to maintain an acceptable asset allocation as set by the Company's investment policy.

        For the year ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2.

        The following table summarizes the Plan investments measured at fair value based on NAV per share as of December 31, 2014 and 2013, respectively:

Name	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(Dollars In Thousands)
As of December 31, 2014:
Collective short-term investment fund	$7,968	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	79,660	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	51,848	Not Applicable	Daily	1 day
As of December 31, 2013:
Collective short-term investment fund	$3,052	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	74,753	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	45,632	Not Applicable	Daily	1 day
(1)
Non-lending collective trust that does not publish a daily NAV but tracks the Russell 3000 index and provides a daily NAV to the Plan.

        A reconciliation of the beginning and ending balances for the fair value measurements for which significant unobservable inputs (Level 3) have been used is as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Balance, beginning of year	$56,736	$50,032
Interest income	3,060	2,704
Transfers from collective short-term investments fund	4,500	4,000
Transfers to collective short-term investments fund	—	—

Balance, end of year	$64,296	$56,736

        The following table represents the Plan's Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2014:

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$64,296	Contract Value	Contract Rate	5.28% - 5.47%

        Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

        Estimated future benefit payments under the defined benefit pension plan are as follows:

Years	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)
2015	$15,055	$4,016
2016	15,243	4,036
2017	16,957	5,610
2018	16,515	4,005
2019	19,014	4,303
2020 - 2024	97,137	17,800

Other Postretirement Benefits

        In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2014 and 2013, the accumulated postretirement benefit obligation associated with these benefits was $0.2 million and $0.4 million, respectively.

        The change in the benefit obligation for the retiree medical plan is as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$447	$788
Service cost	2	4
Interest cost	4	5
Actuarial (gain)/loss	30	29
Plan participant contributions	254	289
Benefits paid	(490)	(668)

Benefit obligation, end of year	$247	$447

        For the retiree medical plan, the Company's discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2014, is 1.27% and 1.26%, respectively.

        For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2014 and 2013, the Company's liability related to this benefit was less than $0.1 million. The Company's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$8,653	$10,070
Service cost	97	144
Interest cost	416	405
Actuarial (gain)/loss	694	(1,620)
Benefits paid	(572)	(346)

Benefit obligation, end of year	$9,288	$8,653

        For the postretirement life insurance plan, the Company's discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2014, is 4.21% and 5.05%, respectively.

        The Company's expected long-term rate of return assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2014, is 3.14% and 3.13%, respectively. To determine an appropriate long-term rate of return assumption, the Company utilized 20 year average and annualized return results on the Barclay's short treasury index.

        Investments of the Company's group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

        The fair value of each major category of plan assets for the Company's postretirement life insurance plan is as follows:

	For The Year Ended December 31,
Category of Investment	2014	2013	2012
	(Dollars In Thousands)
Money market fund	$5,925	$6,156	$6,174

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

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,925	$—	$—	$5,925

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$6,156	$—	$—	$6,156

        For the year ended December 31, 2014 and 2013, there were no transfers between levels.

        Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

        The Company sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax "Roth" contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($17,500 for 2014). The Plan also provides a "catch-up" contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($5,500 for 2014). The Company matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee's pay per year per person. All matching contributions vest immediately.

        Prior to 2009, employee contributions to the Company's 401(k) Plan were matched through use of an ESOP established by the Company. Beginning in 2009, the Company adopted a cash match for employee contributions to the 401(k) plan. For the year ended December 31, 2014 and 2013, the Company recorded an expense of $6.3 million and $6.0 million, respectively.

        Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.4 million, $0.5 million, and $0.4 million, respectively, in 2014, 2013, and 2012.

Deferred Compensation Plan

        The Company has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. The Company may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2014, the plans had 1,109,595 common stock equivalents credited to participants. The Company's obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowners' equity. On February 1, 2015, the Company became a wholly subsidiary of Dai-ichi Life and the Company stock ceased to be publicly traded. Thus, any common stock equivalents within the plans converted into rights to receive the merger consideration of $70.00 per common stock equivalent.

17. EARNINGS PER SHARE

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

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$384,875	$393,464	$302,452

Average shares issued and outstanding	78,970,229	78,439,987	80,149,261
Issuable under various deferred compensation plans	1,094,988	955,635	917,077

Weighted shares outstanding—basic	80,065,217	79,395,622	81,066,338

Per share:
Net income—basic	$4.81	$4.96	$3.73

Calculation of diluted earnings per share:
Net income	$384,875	$393,464	$302,452

Weighted shares outstanding—basic	80,065,217	79,395,622	81,066,338
Stock appreciation rights ("SARs")(1)	272,196	432,413	448,936
Issuable under various other stock-based compensation plans	768,656	745,607	588,298
Restricted stock units	269,427	352,071	619,444

Weighted shares outstanding—diluted	81,375,496	80,925,713	82,723,016

Per share:
Net income—diluted	$4.73	$4.86	$3.66

(1)
Excludes 178,325 and 670,320 SARs as of December 31, 2013 and 2012, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company's earnings per share and will be included in the Company's calculation of the diluted average shares outstanding, for applicable periods.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following tables summarize the changes in the accumulated balances for each component of AOCI as of December 31, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Postretirement Benefits Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2013	$539,003	$(1,235)	$(43,702)	$494,066
Other comprehensive income (loss) before reclassifications	986,958	(2)	(27,395)	959,561
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	3,498	—	—	3,498
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(45,290)	1,155	5,086	(39,049)

Net current-period other comprehensive income (loss)	945,166	1,153	(22,309)	924,010

Ending Balance, December 31, 2014	$1,484,169	$(82)	$(66,011)	$1,418,076

(1)
See Reclassification table below for details.

(2)
These balances were offset by the impact of DAC and VOBA by $198.1 million and $397.5 million as of December 31, 2013 and 2014, respectively.

 Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Postretirement Benefits Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2012	$1,813,516	$(3,496)	$(73,298)	$1,736,722
Other comprehensive income (loss) before reclassifications	(1,250,498)	734	29,596	(1,220,168)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	4,591	—	—	4,591
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(28,606)	1,527	—	(27,079)

Net current-period other comprehensive income (loss)	(1,274,513)	2,261	29,596	(1,242,656)

Ending Balance, December 31, 2013	$539,003	$(1,235)	$(43,702)	$494,066

(1)
See Reclassification table below for details.

(2)
These balances were offset by the impact of DAC and VOBA by $204.9 million and $198.1 million as of December 31, 2012 and 2013, respectively.

        The following tables summarize the reclassifications amounts out of AOCI for the year ended December 31, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
	(Dollars In Thousands)
For The Year Ended December 31, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,777)	Benefits and settlement expenses, net of reinsurance ceded

	(1,777)	Total before tax
	622	Tax (expense) or benefit

	$(1,155)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$76,952	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(7,275)	Net impairment losses recognized in earnings

	69,677	Total before tax
	(24,387)	Tax (expense) or benefit

	$45,290	Net of tax

Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(8,264)	Other operating expenses
Amortization of prior service credit/(cost)	386	Other operating expenses
Amortization of transition asset/(obligation)	53	Other operating expenses

	(7,825)	Total before tax
	2,739	Tax (expense) or benefit

	$(5,086)	Net of tax

(1)
See Note 24, Derivative Financial Instruments for additional information.

 Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
For The Year Ended December 31, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(2,349)	Benefits and settlement expenses, net of reinsurance ceded

	(2,349)	Total before tax
	822	Tax (expense) or benefit

	$(1,527)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$66,456	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(22,447)	Net impairment losses recognized in earnings

	44,009	Total before tax
	(15,403)	Tax (expense) or benefit

	$28,606	Net of tax

(1)
See Note 24, Derivative Financial Instruments for additional information.

19. INCOME TAXES

        The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
State income taxes	0.8	0.6	0.3
Investment income not subject to tax	(3.4)	(3.1)	(3.1)
Uncertain tax positions	1.3	0.4	0.4
Other	0.3	0.5	0.6

	34.0%	33.4%	33.2%

        The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the Company's income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

        The components of the Company's income tax are as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Current income tax expense:
Federal	$189,105	$19,267	$72,743
State	8,838	2,588	3,443

Total current	$197,943	$21,855	$76,186

Deferred income tax expense:
Federal	$1,474	$174,888	$71,659
State	(1,003)	166	2,674

Total deferred	$471	$175,054	$74,333

        The components of the Company's net deferred income tax liability are as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$95,298	$229,051
Loss and credit carryforwards	516	81,217
Deferred compensation	194,223	177,025
Invested assets (other than unrealized gains)	63,901	—
Valuation allowance	(2,206)	(1,927)

	351,732	485,366

Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	1,078,533	1,025,603
Invested assets (other than unrealized gains)	—	187,458
Net unrealized gains (losses) on investments	799,123	289,567
Other	19,554	33,271

	1,897,210	1,535,899

Net deferred income tax liability	$(1,545,478)	$(1,050,533)

        The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities. These liabilities were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY discussed in Note 3, Significant Acquisitions. The future tax deductions stemming from these liabilities will by claimed by the Company on MONY's tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2014 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.

        In management's judgment, the gross deferred income tax asset as of December 31, 2014, will more likely than not be fully realized. The Company has recognized a valuation allowance of $3.4 million and

$3.0 million as of December 31, 2014 and 2013, respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $0.4 million, before federal income taxes, increased state income tax expense in 2014 by the same amount.

        As of December 31, 2014 and 2013, some of the Company's fixed maturities were reported at an unrealized loss. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year's other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity. As of December 31, 2014, the Company recorded a net unrealized gain on its fixed maturities.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2014	2013	2012
	(Dollars In Thousands)
Balance, beginning of period	$105,881	$75,292	$4,840
Additions for tax positions of the current year	57,463	7,465	9,465
Additions for tax positions of prior years	39,433	26,386	64,485
Reductions of tax positions of prior years:
Changes in judgment	(9,533)	(2,740)	(3,498)
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	—	(522)	—

Balance, end of period	$193,244	$105,881	$75,292

        Included in the balance above, as of December 31, 2014 and 2013, are approximately $181.9 million and $98.0 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $11.3 million and $7.9 million as of December 31, 2014 and 2013, respectively.

        Any accrued interest related to the unrecognized tax benefits have been included in income tax expense. These amounts were a $3.9 million detriment, a $2.3 million detriment, and a $2.5 million detriment in 2014, 2013, and 2012, respectively. The Company has approximately $14.3 million and $7.8 million of accrued interest associated with unrecognized tax benefits as of December 31, 2014 and 2013, respectively (before taking into consideration the related income tax benefit that is associated with such an expense).

        During 2012, an IRS audit concluded in which the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS' Appeals Division. In January 2014, the Appeals Division completed its analysis and sent the Company's case to Congress' Joint Committee on Taxation for routine review. Although it cannot be certain, the Company believes this review process may conclude within the next 12 months. In addition, an examination of tax years 2008 through 2011 is currently underway. The Company believes that this examination may conclude within the next 12 months. It is possible, therefore, that in the next 12 months approximately $115.2 million of the unrecognized tax benefits on the above chart will be reduced due to the expected closure of the aforementioned Appeals process, the closing of the 2008 through 2011 examination, and the lapsing of various tax years' statutes of limitations. In general, these reductions would represent the Company's possible successful negotiation of certain issues, coupled with its payment of the assessed taxes on other issues. This possible scenario includes an assumption that the Company would pay the IRS-asserted deficiencies on issues that it loses at Appeals rather than litigating such issues. These assumed tax payments would not materially impact the Company or its effective tax rate.

        During the 12 months ended December 31, 2014 and 2013, discussions with the IRS, related to their ongoing examination of tax years 2008 through 2011 prompted the Company overall to revise upward its measurement of unrecognized tax benefits. These changes underlying this overall increase were almost entirely related to timing issues. Therefore, aside from the cost of interest, such changes did not result in any impact on the Company's effective tax rate. In addition, during the 12 months ended December 31, 2013, the Company's uncertain tax position liability decreased in the amount of $2.7 million. This was caused by the interaction of certain limitations regarding the dividends-received deduction and changes to taxable income caused by other uncertain tax positions resulting from new technical guidance, etc. This led the Company to conclude that the full amount of the associated tax benefit was more than 50% likely to be realized.

        In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

20. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest on debt	$174,644	$171,360	$159,674
Income taxes	159,447	(27,211)	51,239
Noncash investing and financing activities:
Stock-based compensation	13,902	10,739	12,280

        Total cash interest paid on debt for the year ended December 31, 2014, was $174.6 million. Of this amount, $87.6 million related to interest on long-term debt, $33.9 million related to interest on subordinated debt, and $53.1 million related to non-recourse funding obligations and other obligations.

21. RELATED PARTY TRANSACTIONS

        Certain corporations with which the Company's directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $33.4 million, $40.0 million, and $59.1 million, in 2014, 2013, and 2012, respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $16.5 million, $16.4 million, and $13.0 million in 2014, 2013, and 2012, respectively.

        Prior to the Merger, the Company had no related party transactions with Dai-ichi Life.

        The Company has guaranteed PLICO's obligations for borrowings or letters of credit under the revolving line of credit arrangement to which the Company is also a party. The Company has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2014, the Company is the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate.

        As of February 1, 2000, the Company guaranteed the obligations of PLICO under a synthetic lease entered into by PLICO, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to PLICO for construction of a new office building and parking deck. The synthetic lease was amended and restated as of January 11, 2007, and again on December 19, 2013, wherein as of December 31, 2014, the Company continues to guarantee the obligations of PLICO thereunder.

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

        During 2012, the Company entered into an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), a direct wholly owned subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit on December 31, 2014. No borrowings under this Letter of Credit were outstanding as of December 31, 2014. As of December 31, 2014, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

22. STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

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

        Statutory net income for PLICO was $554.2 million, $165.5 million, and $376.3 million for the year ended December 31, 2014, 2013 and 2012, respectively. Statutory capital and surplus for PLICO was $3.5 billion and $2.9 billion as of December 31, 2014 and 2013, respectively.

        The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries, and which would consequently be free from restriction and available for the payment of dividends to the Company's shareowners in 2015 is approximately to be $588.2 million. This results in approximately $4.4 billion of the Company's net assets being restricted from transfer to PLC without prior approval from the respective state insurance department. Additionally, as of December 31, 2014, approximately $93.1 million of consolidated shareowners' equity, excluding net unrealized gains on investments, represented net assets of the Company's insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries' respective state insurance departments.

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

        A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under specific RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2014, the Company's total adjusted capital and company action level RBC was $3.9 billion and $687.8 million, respectively, providing an RBC ratio of approximately 562%.

        Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2014, the Company's insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $45.3 million.

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

        The favorable (unfavorable) effects of PLICO's statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2014	2013
	(Dollars In Millions)
Non-admission of goodwill	$(310)	$(311)

Total (net)	$(310)	$(311)

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

        The favorable (unfavorable) effects on the statutory surplus of the Company's insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2014	2013
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,735	$1,415
Accounting for Red Mountain Note as admitted asset	$435	$365
Reserving based on state specific actuarial practices	$112	$105
Reserving difference related to a captive insurance company	$(87)	$(22)

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$1,418,255	$3	$1,418,258
Commercial mortgage-backed securities	—	1,177,252	—	1,177,252
Other asset-backed securities	—	275,415	563,961	839,376
U.S. government-related securities	1,165,188	263,707	—	1,428,895
State, municipalities, and political subdivisions	—	1,684,014	3,675	1,687,689
Other government-related securities	—	20,172	—	20,172
Corporate bonds	132	26,059,712	1,325,683	27,385,527

Total fixed maturity securities—available-for-sale	1,165,320	30,898,527	1,893,322	33,957,169

Fixed maturity securities—trading
Residential mortgage-backed securities	—	288,114	—	288,114
Commercial mortgage-backed securities	—	151,111	—	151,111
Other asset-backed securities	—	105,118	169,461	274,579
U.S. government-related securities	245,563	4,898	—	250,461
State, municipalities, and political subdivisions	—	325,446	—	325,446
Other government-related securities	—	57,032	—	57,032
Corporate bonds	—	1,447,333	24,744	1,472,077

Total fixed maturity securities—trading	245,563	2,379,052	194,205	2,818,820

Total fixed maturity securities	1,410,883	33,277,579	2,087,527	36,775,989
Equity securities	630,910	99,266	73,054	803,230
Other long-term investments(1)	119,997	106,079	67,894	293,970
Short-term investments	244,100	6,545	—	250,645

Total investments	2,405,890	33,489,469	2,228,475	38,123,834
Cash	379,411	—	—	379,411
Other assets	11,669	—	—	11,669
Assets related to separate accounts
Variable annuity	13,157,429	—	—	13,157,429
Variable universal life	834,940	—	—	834,940

Total assets measured at fair value on a recurring basis	$16,789,339	$33,489,469	$2,228,475	$52,507,283

Liabilities:
Annuity account balances(2)	$—	$—	$97,825	$97,825
Other liabilities(1)	62,146	3,741	754,852	820,739

Total liabilities measured at fair value on a recurring basis	$62,146	$3,741	$852,677	$918,564

(1)
Includes certain freestanding and embedded derivatives.

(2)
Represents liabilities related to fixed indexed annuities.

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$1,445,040	$28	$1,445,068
Commercial mortgage-backed securities	—	970,656	—	970,656
Other asset-backed securities	—	326,175	545,808	871,983
U.S. government-related securities	1,211,141	296,749	—	1,507,890
State, municipalities, and political subdivisions	—	1,407,154	3,675	1,410,829
Other government-related securities	—	51,427	—	51,427
Corporate bonds	107	24,216,703	1,549,940	25,766,750

Total fixed maturity securities—available-for-sale	1,211,248	28,713,904	2,099,451	32,024,603

Fixed maturity securities—trading
Residential mortgage-backed securities	—	310,877	—	310,877
Commercial mortgage-backed securities	—	158,570	—	158,570
Other asset-backed securities	—	93,278	194,977	288,255
U.S. government-related securities	191,332	4,906	—	196,238
State, municipalities, and political subdivisions	—	260,892	—	260,892
Other government-related securities	—	57,097	—	57,097
Corporate bonds	—	1,497,362	29,199	1,526,561

Total fixed maturity securities—trading	191,332	2,382,982	224,176	2,798,490

Total fixed maturity securities	1,402,580	31,096,886	2,323,627	34,823,093
Equity securities	523,219	50,927	71,881	646,027
Other long-term investments(1)	56,469	54,965	196,133	307,567
Short-term investments	132,544	1,602	—	134,146

Total investments	2,114,812	31,204,380	2,591,641	35,910,833
Cash	466,542	—	—	466,542
Other assets	10,979	—	—	10,979
Assets related to separate accounts
Variable annuity	12,791,438	—	—	12,791,438
Variable universal life	783,618	—	—	783,618

Total assets measured at fair value on a recurring basis	$16,167,389	$31,204,380	$2,591,641	$49,963,410

Liabilities:
Annuity account balances(2)	$—	$—	$107,000	$107,000
Other liabilities(1)	30,241	156,931	270,630	457,802

Total liabilities measured at fair value on a recurring basis	$30,241	$156,931	$377,630	$564,802

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

        For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2014.

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

  Asset-Backed Securities

        This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). As of December 31, 2014, the Company held $3.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

        As of December 31, 2014, the Company held $733.4 million of Level 3 ABS, which included $564.0 million of other asset-backed securities classified as available-for-sale and $169.4 million of other asset-backed securities classified trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

  Corporate Bonds, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

        As of December 31, 2014, the Company classified approximately $29.9 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

        As of December 31, 2014, the Company classified approximately $1.4 billion of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

  Equities

        As of December 31, 2014, the Company held approximately $172.3 million of equity securities classified as Level 2 and Level 3. Of this total, $66.0 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily investments in preferred stock.

  Other Long-Term Investments and Other Liabilities

        Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 24, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2014, 99.3% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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

        The embedded derivatives are carried at fair value in "other long-term investments" and "other liabilities" on the Company's consolidated balance sheet. The changes in fair value are recorded in earnings as "Realized investment gains (losses)—Derivative financial instruments". Refer to Note 24,

Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

        The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 44.5% - 100%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company's non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

        The balance of the FIA embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 1994 Variable Annuity MGDB mortality table modified for company experience, with attained age factors varying from 49% - 80%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company's non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

        The balance of the indexed universal life ("IUL") embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2008 VBT Primary Tables modified for company experience, with attained age factors varying from 37% - 74%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company's non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.

        The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as "trading securities"; therefore changes in their fair value are also reported in earnings. The fair value of the embedded derivative is the difference between the statutory policy liabilities (net of policy loans) of $2.5 billion and the fair value of the trading securities of $2.8 billion. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

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

        The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2014, ranged from a one month rate of 0.30%, a 5 year rate of 2.37%, and a 30 year rate of 3.67%. A credit spread component is also included in the calculation to accommodate non-performance risk.

  Separate Accounts

        Separate account assets are invested in open-ended mutual funds and are included in Level 1.

  Valuation of Level 3 Financial Instruments

        The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$563,752	Discounted cash flow	Liquidity premium	0.39% - 1.49% (0.69%)
			Paydown rate	9.70% - 15.80% (12.08%)
Corporate bonds	1,282,864	Discounted cash flow	Spread over treasury	0.33% - 7.50% (2.19%)
Liabilities:
Embedded derivatives—GMWB(1)	$245,090	Actuarial cash flow model	Mortality	44.5% to 100% of
1994 MGDB table
			Lapse	0.25% - 17%, depending on product/duration/funded status of guarantee
			Utilization	97% - 101%
			Nonperformance risk	0.12% - 0.96%
Annuity account balances(2)	97,825	Actuarial cash flow model	Asset earned rate	3.86% - 5.92%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative—FIA	124,465	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative—IUL	6,691	Actuarial cash flow model	Mortality	37% - 74% of 2008
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.12% - 0.96%
(1)
The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.

(2)
Represents liabilities related to fixed indexed annuities.

        The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

        The Company has considered all reasonably available quantitative inputs as of December 31, 2014, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $240.3 million of financial instruments being classified as Level 3 as of December 31, 2014. Of the $240.3 million, $169.7 million are other asset-backed securities, $67.6 million are corporate bonds, and $3.0 million are equity securities.

        In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2014, the Company held $73.7 million of financial instruments where book value approximates fair value. Of the $73.7 million, $70.0 million represents equity securities, which are predominantly FHLB stock, and $3.7 million of other fixed maturity securities.

        The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$545,808	Discounted cash flow	Liquidity premium	1.00% - 1.68% (1.08%)
			Paydown rate	8.57% - 16.87% (12.05%)
Corporate bonds	1,555,898	Discounted cash flow	Spread over treasury	0.11% - 6.75% (2.06%)
Embedded derivatives—GMWB(1)	156,287	Actuarial cash flow model	Mortality	49% to 80% of 1994 MGDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	97% - 103%
			Nonperformance risk	0.15% - 1.06%
Liabilities:
Annuity account balances(2)	$107,000	Actuarial cash flow model	Asset earned rate	5.37%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.15% - 1.06%
Embedded derivative—FIA	25,324	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.15% - 1.06%
(1)
The fair value for the GMWB embedded derivative is presented as a net asset. Excludes modified coinsurance arrangements.

(2)
Represents liabilities related to fixed indexed annuities.

        The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

        The Company considered all reasonably available quantitative inputs as of December 31, 2013, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $216.6 million of financial instruments being classified as Level 3 as of December 31, 2013. Of the $216.6 million, $195.0 million are other asset-backed securities, $21.0 million are corporate bonds, and $0.6 million are equity securities.

        In certain cases the Company determined that book value materially approximates fair value. As of December 31, 2013, the Company held $77.2 million of financial instruments where book value approximates fair value. Of the $77.2 million, $71.3 million represents equity securities, which are predominantly FHLB stock, $2.2 million of other corporate bonds, and $3.7 million of other fixed maturity securities.

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

        The fair value of the GMWB embedded derivative is sensitive to changes in the discount rate which includes the Company's nonperformance risk, volatility, lapse, and mortality assumptions. The volatility assumption is an observable input as it is based on market inputs. The Company's nonperformance risk, lapse, and mortality are unobservable. An increase in the three unobservable assumptions would result in a decrease in the fair value and conversely, if there is a decrease in the assumptions the fair value would increase. The fair value is also dependent on the assumed policyholder utilization of the GMWB where an increase in assumed utilization would result in an increase in the fair value and conversely, if there is a decrease in the assumption, the fair value would decrease.

        The fair value of the FIA account balance liability is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the FIA embedded derivative is sensitive to non-performance risk, which is unobservable. The value of the liability increases with decreases in discount rate and non-performance risk and decreases with increases in the discount rate and non-performance risk. The value of the liability increases with increases in equity returns and the liability decreases with a decrease in equity returns.

        The fair value of the IUL embedded derivative is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the IUL embedded derivative is sensitive to non-performance risk, which is unobservable. The value of the liability increases with decreases in the discount rate and non-performance risk and decreases with increases in the discount rate and non-performance risk. The value of the liability increases with increases in equity returns and the liability decreases with a decrease in equity returns.

        The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2014, for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$(1)	$—	$(24)	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	545,808	—	36,395	(248)	(8,033)	—	(10,064)	—	—	—	103	563,961	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1,549,940	1,183	67,955	(2)	(33,553)	139,029	(226,073)	—	—	(162,236)	(10,560)	1,325,683	—

Total fixed maturity securities— available-for-sale	2,099,451	1,183	104,350	(250)	(41,587)	139,029	(236,161)	—	—	(162,236)	(10,457)	1,893,322	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	11	—	—	—	842	—	—	—	(853)	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	9,507	—	(5,508)	—	—	(30,462)	—	—	—	947	169,461	1,083
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	29,199	1,294	—	(1,098)	—	5,839	(10,770)	—	—	4	276	24,744	(121)

Total fixed maturity securities—trading	224,176	10,812	—	(6,606)	—	6,681	(41,232)	—	—	(849)	1,223	194,205	962
Total fixed maturity securities	2,323,627	11,995	104,350	(6,856)	(41,587)	145,710	(277,393)	—	—	(163,085)	(9,234)	2,087,527	962
Equity securities	71,881	1,298	3,653	—	(261)	9,551	(2,416)	—	—	(10,651)	(1)	73,054	—
Other long-term investments(1)	196,133	478	—	(128,717)	—	—	—	—	—	—	—	67,894	(128,239)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—

Total investments	2,591,641	13,771	108,003	(135,573)	(41,848)	155,261	(279,809)	—	—	(173,736)	(9,235)	2,228,475	(127,277)

Total assets measured at fair value on a recurring basis	$2,591,641	$13,771	$108,003	$(135,573)	$(41,848)	$155,261	$(279,809)	$—	$—	$(173,736)	$(9,235)	$2,228,475	$(127,277)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(4,307)	$—	$—	$—	$685	$14,167	$—	$—	$97,825	$—
Other liabilities(1	270,630	22,547	—	(506,769)	—	—	—	—	—	—	—	754,852	(484,222)

Total liabilities measured at fair value on a recurring basis	$377,630	$22,547	$—	$(511,076)	$—	$—	$—	$685	$14,167	$—	$—	$852,677	$(484,222)

(1)
Represents certain freestanding and embedded derivatives.

(2)
Represents liabilities related to fixed indexed annuities.

        For the year ended December 31, 2014, $31.0 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2014.

        For the year ended December 31, 2014, $204.7 million of securities were transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs. All transfers are recognized as of the end of the reporting period.

        For the year ended December 31, 2014, there were no transfers from Level 2 to Level 1.

        For the year ended December 31, 2014, there were no transfers from Level 1.

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

  Estimated Fair Value of Financial Instruments

        The carrying amounts and estimated fair values of the Company's financial instruments as of the periods shown below are as follows:

		As of December 31,
		2014		2013
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,133,780	$5,524,059	$5,493,492	$5,956,133
Policy loans	3	1,758,237	1,758,237	1,815,744	1,815,744
Fixed maturities, held-to-maturity(1)	3	435,000	458,422	365,000	335,676
Liabilities:
Stable value product account balances	3	$1,959,488	$1,973,624	$2,559,552	$2,566,209
Annuity account balances	3	10,950,729	10,491,775	11,125,253	10,639,637
Debt:
Bank borrowings	3	$450,000	$450,000	$485,000	$485,000
Senior Notes	2	850,000	1,100,380	1,100,000	1,294,675
Subordinated debt securities	2	540,593	552,098	540,593	473,503
Non-recourse funding obligations(2)	3	582,404	578,212	562,448	470,709

Except as noted below, fair values were estimated using quoted market prices.

(1)
Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)
Of this carrying amount $435.0 million, fair value of $461.4 million, as of December 31, 2014, and $365.0 million, fair value of $321.5 million, as of December 31, 2013, relates to non-recourse funding obligations issued by Golden Gate V.

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

24. DERIVATIVE FINANCIAL INSTRUMENTS

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

  Derivatives Related to Risk Mitigation of Variable Annuity Contracts

        The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to VA contracts and fixed indexed annuities:

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

  Derivatives Related to Variable Annuity Contracts

  •
  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. No volatility future positions were held as of December 31, 2014.

  •
  The Company uses equity options, volatility swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. No volatility option positions were held as of December 31, 2014.

  •
  The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products.

  •
  The Company markets certain VA products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. During the year ended December 31, 2014 the Company experienced realized losses on the GMWB embedded derivative of $401.4 million. These losses were impacted by changes in the policyholder behavior assumptions, primarily the lowering lapse rates and increased utilization rates, used to value the GMWB embedded derivatives.

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

  Derivatives Related to Indexed Universal Life Contracts

  •
  The Company uses equity, futures, and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.

  •
  The Company markets certain IUL products. The IUL component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

  Other Derivatives

  •
  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of December 31, 2014.

  •
  The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

  •
  The Company is involved in various modified coinsurance arrangements which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves had fair value changes which substantially offset the gains or losses on these embedded derivatives.

        The following table sets forth realized investment gains and losses for the periods shown:

Realized investment gains (losses)—derivative financial instruments

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures—VA	$27,801	$(31,216)	$21,138
Equity futures—VA	(26,104)	(52,640)	(50,797)
Currency futures—VA	14,433	(469)	(2,763)
Volatility futures—VA	—	—	(132)
Variance swaps—VA	(744)	(11,310)	(11,792)
Equity options—VA	(41,216)	(95,022)	(37,370)
Volatility options—VA	—	(115)	—
Interest rate swaptions—VA	(22,280)	1,575	(2,260)
Interest rate swaps—VA	214,164	(157,408)	3,264
Embedded derivative—GMWB	(401,354)	325,497	(22,120)

Total derivatives related to variable annuity contracts	(235,300)	(21,108)	(102,832)
Derivatives related to FIA contracts:
Embedded derivative—FIA	(16,932)	(942)	—
Equity futures—FIA	870	173	—
Volatility futures—FIA	20	(5)	—
Equity options—FIA	9,906	1,866	—

Total derivatives related to FIA contracts	(6,136)	1,092	—
Derivatives related to IUL contracts:
Embedded derivative—IUL	(8)	—	—
Equity futures—IUL	15	—	—
Equity options—IUL	150	—	—

Total derivatives related to IUL contracts	157	—	—
Embedded derivative—Modco reinsurance treaties	(105,276)	205,176	(132,816)
Interest rate swaps	—	2,985	(87)
Interest rate caps	—	—	(2,666)
Other derivatives	(323)	(14)	(79)

Total realized gains (losses)—derivatives	$(346,878)	$188,131	$(238,480)

        The following table sets forth realized investment gains and losses for the Modco trading portfolio that is included in realized investment gains (losses)—all other investments:

Realized investment gains (losses)—all other investments

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Modco trading portfolio(1)	$142,016	$(178,134)	$177,986
(1)
The Company elected to include the use of alternate disclosures for trading activities.

        The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
For The Year Ended December 31, 2014
Inflation	$(4)	$(1,777)	$(223)

Total	$(4)	$(1,777)	$(223)

For The Year Ended December 31, 2013
Inflation	$1,130	$(2,349)	$(190)

Total	$1,130	$(2,349)	$(190)

        The tables below present information about the nature and accounting treatment of the Company's primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2014		2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,550,000	$50,743	$200,000	$1,961
Embedded derivative—Modco reinsurance treaties	25,760	1,051	80,376	1,517
Embedded derivative—GMWB	2,804,629	66,843	6,113,017	194,616
Interest rate futures	27,977	938	—	—
Equity futures	26,483	427	3,387	111
Currency futures	197,648	2,384	14,338	321
Equity options	1,921,167	163,212	1,376,205	78,277
Interest rate swaptions	625,000	8,012	625,000	30,291
Other	242	360	425	473

	$7,178,906	$293,970	$8,412,748	$307,567

Other liabilities
Cash flow hedges:
Inflation	$40,469	$142	$182,965	$1,865
Derivatives not designated as hedging instruments:
Interest rate swaps	275,000	3,599	1,230,000	153,322
Variance swaps	—	—	1,500	1,744
Embedded derivative—Modco reinsurance treaties	2,562,848	311,727	2,578,590	206,918
Embedded derivative—GMWB	7,038,228	311,969	2,494,142	38,388
Embedded derivative—FIA	749,933	124,465	244,424	25,324
Embedded derivative—IUL	12,019	6,691	—	—
Interest rate futures	—	—	322,902	5,221
Equity futures	385,256	15,069	164,595	6,595
Currency futures	—	—	118,008	840
Equity options	699,295	47,077	257,065	17,558
Other	—	—	230	27

	$11,763,048	$820,739	$7,594,421	$457,802

        Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $0.1 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

25. OFFSETTING OF ASSETS AND LIABILITIES

        Certain of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company's repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 12, Debt and Other Obligations for details of the Company's repurchase agreement programs.

        The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2014:

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$225,716	$—	$225,716	$53,612	$73,935	$98,169

Total derivatives, subject to a master netting arrangement or similar arrangement	225,716	—	225,716	53,612	73,935	98,169

Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative—Modco reinsurance treaties	1,051	—	1,051	—	—	1,051
Embedded derivative—GMWB	66,843	—	66,843	—	—	66,843
Other	360	—	360	—	—	360

Total derivatives, not subject to a master netting arrangement or similar arrangement	68,254	—	68,254	—	—	68,254

Total derivatives	293,970	—	293,970	53,612	73,935	166,423

Total Assets	$293,970	$—	$293,970	$53,612	$73,935	$166,423

			Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$65,887	$—	$65,887	$53,612	$12,258	$17

Total derivatives, subject to a master netting arrangement or similar arrangement	65,887	—	65,887	53,612	12,258	17

Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative—Modco reinsurance treaties	311,727	—	311,727	—	—	311,727
Embedded derivative—GMWB	311,969	—	311,969	—	—	311,969
Embedded derivative—FIA	124,465	—	124,465	—	—	124,465
Embedded derivative—IUL	6,691	—	6,691	—	—	6,691

Total derivatives, not subject to a master netting arrangement or similar arrangement	754,852	—	754,852	—	—	754,852

Total derivatives	820,739	—	820,739	53,612	12,258	754,869

Repurchase agreements(1)	50,000	—	50,000	—	—	50,000

Total Liabilities	$870,739	$—	$870,739	$53,612	$12,258	$804,869

(1)
Borrowings under repurchase agreements are for a term less than 90 days.

        The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2013:

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$110,983	$—	$110,983	$52,487	$10,700	$47,796
Embedded derivative—Modco reinsurance treaties	1,517	—	1,517	—	—	1,517
Embedded derivative—GMWB	194,616	—	194,616	—	—	194,616

Total derivatives, subject to a master netting arrangement or similar arrangement	307,116	—	307,116	52,487	10,700	243,929

Total derivatives, not subject to a master netting arrangement or similar arrangement	451	—	451	—	—	451

Total derivatives	307,567	—	307,567	52,487	10,700	244,380

Total Assets	$307,567	$—	$307,567	$52,487	$10,700	$244,380

			Net Amounts of Liabilities Presented in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$187,172	$—	$187,172	$52,487	$98,359	$36,326
Embedded derivative—Modco reinsurance treaties	206,918	—	206,918	—	—	206,918
Embedded derivative—GMWB	38,388	—	38,388	—	—	38,388
Embedded derivative—FIA	25,324	—	25,324	—	—	25,324

Total derivatives, subject to a master netting arrangement or similar arrangement	457,802	—	457,802	52,487	98,359	306,956

Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—

Total derivatives	457,802	—	457,802	52,487	98,359	306,956

Repurchase agreements(1)	350,000	—	350,000	—	—	350,000

Total Liabilities	$807,802	$—	$807,802	$52,487	$98,359	$656,956

(1)
Borrowings under repurchase agreements are for a term less than 90 days.

26. OPERATING SEGMENTS

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

  •
  The Life Marketing segment markets fixed UL, IUL, VUL, BOLI, and level premium term insurance ("traditional") products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

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

  •
  The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the FHLB, and markets GICs to 401(k) and other qualified retirement savings plans. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the SEC which offered notes to both institutional and retail investors.

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

        There were no significant intersegment transactions during the year ended December 31, 2014, 2013, and 2012.

        The following tables summarize financial information for the Company's segments:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Revenues
Life Marketing	$1,549,351	$1,444,806	$1,346,933
Acquisitions	1,720,179	1,186,579	1,064,295
Annuities	533,404	714,552	612,202
Stable Value Products	127,653	122,790	122,849
Asset Protection	276,011	278,317	283,297
Corporate and Other	196,974	211,955	193,430

Total revenues	$4,403,572	$3,958,999	$3,623,006

Segment Operating Income (Loss)
Life Marketing	$121,448	$110,298	$105,032
Acquisitions	254,021	154,003	171,060
Annuities	227,611	184,130	119,092
Stable Value Products	73,354	80,561	60,329
Asset Protection	32,480	26,795	16,454
Corporate and Other	(56,720)	(40,562)	(3,203)

Total segment operating income	652,194	515,225	468,764
Realized investment gains (losses)—investments(1)(3)	207,307	(172,720)	186,186
Realized investment gains (losses)—derivatives(2)	(276,212)	247,868	(201,979)
Income tax expense	(198,414)	(196,909)	(150,519)

Net income	$384,875	$393,464	$302,452

(1) Investment (losses) gains	$198,127	$(145,984)	$172,149
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(9,180)	26,736	(14,037)

Realized investment gains (losses)—investments	$207,307	$(172,720)	$186,186

(2) Derivatives gains (losses)	$(346,878)	$188,131	$(238,480)
Less: VA GMWB economic cost	(70,666)	(59,737)	(36,501)

Realized investment gains (losses)—derivatives	$(276,212)	$247,868	$(201,979)

Net investment income
Life Marketing	$554,004	$521,665	$486,463
Acquisitions	874,653	617,298	550,334
Annuities	465,845	468,322	504,345
Stable Value Products	107,170	123,798	128,239
Asset Protection	22,703	23,179	24,310
Corporate and Other	173,349	163,819	168,641

Total net investment income	$2,197,724	$1,918,081	$1,862,332

Amortization of DAC and VOBA
Life Marketing	$175,807	$25,774	$45,079
Acquisitions	60,031	72,762	77,251
Annuities	(4,651)	62,834	45,319
Stable Value Products	380	398	947
Asset Protection	25,257	30,505	33,951
Corporate and Other	485	625	1,018

Total amortization of DAC and VOBA	$257,309	$192,898	$203,565

(3)
Includes credit related other-than-temporary impairments of $7.3 million, $22.4 million, and $58.9 million for the year ended December 31, 2014, 2013, and 2012, respectively.

	Operating Segment Assets As of December 31, 2014
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,858,491	$19,858,284	$20,783,373	$1,958,867
Deferred policy acquisition costs and value of business acquired	1,973,156	600,482	684,574	621
Goodwill	10,192	29,419	—	—

Total assets	$15,841,839	$20,488,185	$21,467,947	$1,959,488

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$927,202	$9,682,362	$14,792	$67,083,371
Deferred policy acquisition costs and value of business acquired	35,418	319	—	3,294,570
Goodwill	62,671	83	—	102,365

Total assets	$1,025,291	$9,682,764	$14,792	$70,480,306

	Operating Segment Assets As of December 31, 2013
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,135,914	$20,188,321	$19,974,246	$2,558,551
Deferred policy acquisition costs and value of business acquired	2,071,470	799,255	647,485	1,001
Goodwill	10,192	32,517	—	—

Total assets	$15,217,576	$21,020,093	$20,621,731	$2,559,552

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$852,273	$8,355,618	$16,762	$65,081,685
Deferred policy acquisition costs and value of business acquired	50,358	646	—	3,570,215
Goodwill	62,671	83	—	105,463

Total assets	$965,302	$8,356,347	$16,762	$68,757,363

27. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED

        The Company's unaudited consolidated quarterly operating data for the year ended December 31, 2014 and 2013 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners' equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands, Except Per Share Amounts)
2014
Premiums and policy fees	$815,896	$851,802	$759,038	$871,032
Reinsurance ceded	(327,713)	(342,968)	(277,136)	(425,780)

Net of reinsurance ceded	488,183	508,834	481,902	445,252
Net investment income	538,163	550,816	558,174	550,571
Realized investment gains (losses)	(34,827)	(11,238)	2,621	(105,307)
Other income	99,039	106,931	105,389	119,069

Total revenues	1,090,558	1,155,343	1,148,086	1,009,585
Total benefits and expenses	965,353	993,133	963,203	898,594

Income before income tax	125,205	162,210	184,883	110,991
Income tax expense	41,566	54,233	65,974	36,641

Net income	$83,639	$107,977	$118,909	$74,350

Net income—basic	$1.05	$1.35	$1.48	$0.92
Average shares outstanding—basic	79,608,461	79,979,153	80,231,591	80,430,799
Net income—diluted	$1.03	$1.33	$1.46	$0.91
Average shares outstanding—diluted	80,872,152	81,446,277	81,458,870	81,714,510
2013
Premiums and policy fees	$726,847	$756,331	$657,218	$841,255
Reinsurance ceded	(335,350)	(390,490)	(270,730)	(380,625)

Net of reinsurance ceded	391,497	365,841	386,488	460,630
Net investment income	457,634	466,220	454,275	539,952
Realized investment gains (losses)	(1,344)	29,903	13,137	451
Other income	85,027	94,392	98,794	116,102

Total revenues	932,814	956,356	952,694	1,117,135
Total benefits and expenses	815,187	799,343	810,573	943,523

Income before income tax	117,627	157,013	142,121	173,612
Income tax expense	39,336	53,814	49,060	54,699

Net income	$78,291	$103,199	$93,061	$118,913

Net income—basic	$0.99	$1.30	$1.17	$1.50
Average shares outstanding—basic	79,139,392	79,404,770	79,492,274	79,540,583
Net income—diluted	$0.97	$1.27	$1.15	$1.47
Average shares outstanding—diluted	80,706,744	81,087,238	80,852,078	81,053,787

28. SUBSEQUENT EVENTS

        On February 1, 2015, the Company announced the completion of the acquisition of the Company by Dai-ichi Life in accordance with the terms of the previously announced Agreement and Plan of Merger dated June 3, 2014, among the Company, Dai-ichi Life, and DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life. As a result of the merger, each outstanding share of common stock of the Company was converted into the right to receive the Per Share Merger Consideration in cash, and the Company has become a wholly owned subsidiary of Dai-ichi Life, see also Note 5, Dai-ichi Merger. The Company's common stock has ceased trading, and was delisted from the New York Stock Exchange on February 13, 2015.

        The Company has evaluated the effects of events subsequent to December 31, 2014, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Protective Life Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Controls Over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 5 to the consolidated financial statements, the Company was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited. After completion of the acquisition, the Company is a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited.

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
February 26, 2015

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).

        Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

February 26, 2015

(c)   Changes in Internal Control Over Financial Reporting

        During the annual period ending December 31, 2014, the Company completed the conversion and integration of administrative systems and processing associated with the acquisition of MONY Life Insurance Company and the reinsured business from MONY Life Insurance Company of America into its internal controls over financial reporting. Other than the conversion and integration discussed above, there have been no change in the Company's internal control over financial reporting during the period ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The executive officers and directors of the Company are as follows:

John D. Johns	63	Chairman of the Board, President, Chief Executive Officer and a Director
Richard J. Bielen	54	Vice Chairman, Chief Financial Officer and a Director
Deborah J. Long	61	Executive Vice President, Secretary and General Counsel
Michael G. Temple	52	Executive Vice President, Chief Risk Officer
Carl S. Thigpen	58	Executive Vice President, Chief Investment Officer
D. Scott Adams	50	Senior Vice President, Chief Human Resources Officer
Steven G. Walker	55	Senior Vice President, Controller and Chief Accounting Officer
Shinichi Aizawa	54	Director
Vanessa Leonard	54	Director
John J. McMahon, Jr.	72	Director
Ungyong Shu	52	Director
Jesse J. Spikes	64	Director
William A. Terry	57	Director
Shigeo Tsuyuki	60	Director
W. Michael Warren, Jr.	67	Director

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

        Mr. Bielen has been Vice Chairman and Chief Financial Officer of the Company since June 2007. From August 2006 to June 2007, Mr. Bielen served as Executive Vice President, Chief Investment Officer, and Treasurer of the Company. Mr. Bielen became a director of the Company on February 1, 2015. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

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

Qualification of Directors

        In 2014, our Board consisted of 14 directors who were last elected by shareowners on May 12, 2014. On February 1, 2015, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company. As of the effective date of the merger, the Company's Board consists of 10 directors. The following summarizes some of the key experiences, qualifications, education, and other attributes of the current directors:

        Shinichi Aizawa.    Mr. Aizawa joined Dai-ichi Mutual Life Insurance Company in 1983 and has had various roles at Dai-ichi Life, including General Manager of the Investment Affiliated Enterprise Department, Staff General Manager of the Investment Planning Department, General Manager of the Investment Planning Department, Staff General Manager of the International Business Management Department, and Executive Vice President of DIAM Co., Ltd. Mr. Aizawa has been an executive officer of Dai-ichi Life since April 2010. In April 2013, Mr. Aizawa began serving as the General Manager of the International Business Management Department. In May 2013, Mr. Aizawa began serving as the Non-Executive Director of TAL (Australia). Mr. Aizawa also serves as a Commissioner of Panin Dai-ichi Life (Indonesia) and is a member of the Members' Council of Dai-ichi Life Vietnam. Mr. Aizawa received a Bachelor of Laws degree from Waseda University in Tokyo, Japan. Mr. Aizawa became a Director for the Company in 2015. We believe that Mr. Aizawa's background in business, including his experience and service in investment and overseas business areas, and investment planning knowledge, are valuable to us and our Board of Directors.

        Richard J. Bielen.    Mr. Bielen joined the Company in July 1991 as Vice President. In June 1996, Mr. Bielen became Senior Vice President of the Company; in January 2002, he became Chief Investment Officer and Treasurer of the Company; in August 2006, he became Executive Vice President of the Company and Protective Life Corporation; and in June 2007 he became Vice Chairman and Chief Financial Officer of the Company and Protective Life Corporation. Before joining Protective, Mr. Bielen was Senior Vice President of Oppenheimer & Company. Prior to joining Oppenheimer, Mr. Bielen was a Senior Accountant with Arthur Anderson and Company. Mr. Bielen is on the Board of Directors of the United Way of Central Alabama, the Alabama Trust Fund, and Children's of Alabama. Mr. Bielen is a former Director of the McWane Science Center. Mr. Bielen received his undergraduate degree and Masters of Business Administration from New York University. Mr. Bielen became a Director for the Company in 2015. We believe that Mr. Bielen's background in business, his skills and experience as a senior executive of the Company and Oppenheimer and as a leader in other business, civic, educational and charitable organizations, his knowledge and experience as a leader in the life insurance industry, along with his long-standing knowledge of the Company and his seasoned business judgment, are valuable to us and our Board of Directors.

        John D. Johns.    Mr. Johns joined Protective in October 1993 as Executive Vice President and Chief Financial Officer. In August 1996, Mr. Johns became President and Chief Operating Officer; in January 2002, he became President and Chief Executive Officer; and in January 2003, he became Chairman, President and Chief Executive Officer. Before joining Protective, Mr. Johns was Executive Vice President and General Counsel of Sonat Inc. Prior to joining Sonat, Mr. Johns was an attorney in private practice, focusing on commercial and financing transactions and the financial services industry. Mr. Johns is on the Boards of Directors of Alabama Power Company (a wholly owned subsidiary of The Southern Company, whose stock is traded on the NYSE), Regions Financial Corporation and Genuine Parts Company. He is a Trustee of the Altamont School. He is on the Board of Directors of the American Council of Life Insurers and served as Chairman from 2013-2014. He is on the Board of Directors of the Financial Services Roundtable and the Board of Trustees of the University of Alabama. He is a director of the Business Council of Alabama, the Economic Partnership of Alabama and the Coalition for Regional Transportation. He has previously served in a leadership role for the Birmingham Civil Rights Institute, other financial services industry associations and civic and educational organizations. He was inducted into the Alabama Academy of Honor in 2013. Mr. Johns received an undergraduate degree from the University of Alabama and a Master of Business Administration and a Juris Doctorate from Harvard University. Mr. Johns became a Director for the Company in 1997. We believe that Mr. Johns' background in the practice of law; his skills and experience as a senior executive of the Company and Sonat; his experience as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry; and his long-standing knowledge of the Company; and his seasoned business judgment, are valuable to our Board of Directors.

        Vanessa Leonard.    Ms. Leonard is a practicing attorney and is a Principal at Leonard Mitchell Consulting. She provides consulting services for not-for-profit organizations, primarily in the areas of management, legal and organizational behavior. She was previously a senior consultant and manager with KPMG, Higher Education Consulting, Southeast Market in Washington, D.C. and Atlanta, Georgia, and a financial analyst for Emory University in Atlanta, Georgia. In her consulting and analyst roles, Ms. Leonard focused on management accounting matters (primarily governmental compliance and indirect cost accounting) for higher education institutions. Ms. Leonard is a member of the Board of Trustees of the University of Alabama, where she is Chairman of its Academic Affairs, Student Affairs and Planning Committee and serves on its Compensation and Investment Committees. Ms. Leonard is also a member of the Health Care Authority for Baptist Health Board and UAB Education Foundation Board. Ms. Leonard served on the Governor's Task Force to Strengthen Alabama's Families and previously served on the Board of the United Way for the Lake Martin area in Alabama. Ms. Leonard received an undergraduate degree in Health Care Management from the University of Alabama, a Master of Business Administration from the University of Mississippi and a Juris Doctorate from the University of Alabama School of Law. Ms. Leonard became a Director for the Company in 2004. We believe that Ms. Leonard's experience as an attorney; her management accounting experience and skills in the field of accounting and compliance with complicated regulations for large, complex organizations; and her leadership roles in civic and not-for-profit organizations, are valuable to our Board of Directors.

        John J. McMahon, Jr.    Mr. McMahon is Chairman of Ligon Industries, LLC. Previously, Mr. McMahon was a lawyer in private practice in Birmingham, Alabama, before spending 25 years with McWane, Inc., a privately held manufacturing company with international operations having over 20 plants and over one billion dollars in sales. During his career at McWane, Inc., Mr. McMahon held numerous management positions, including President and Chairman of the Board, and negotiated over 25 acquisitions ranging from publicly held companies to small privately held companies. Mr. McMahon serves or has served on the Boards of Directors of publicly and privately held companies, including ProAssurance Corporation, National Bank of Commerce, Alabama National Bancorporation, John H. Harland Company and Cooper/T. Smith Company. He is on the Board of Trustees of Birmingham-Southern College. He has also been a Director or Trustee of the Birmingham Airport Authority and the University of Alabama System. Mr. McMahon received his undergraduate degree from Birmingham-Southern College and a Juris Doctorate from the University of Alabama School of Law. Mr. McMahon became a Director for the Company in 1987. We believe that Mr. McMahon's background as a lawyer in private practice; his skills and his long experience as a senior executive of McWane and Ligon Industries; his experience as a leader in other business, civic, educational, and not-for-profit organizations; his long-standing knowledge of the financial services industry; and his seasoned business judgment, are valuable to our Board of Directors.

        Ungyong Shu.    Mr. Shu is the President and Chief Executive Officer of Core Value Management Company, Limited, an advisory firm that he established in 2013. Mr. Shu worked in various positions for J.P. Morgan Securities Japan, Limited from 1986 - 2007. These positions included Mergers and Acquisitions Analyst, Corporate Finance Associate, Vice President of Investment Banking, head of Japan Financial Institutions Group, Managing Director, Co-Chief Operating Officer of Japan Investment Banking and Senior Investor Client Management. Mr. Shu worked in various positions for Merrill Lynch Japan Securities Limited from 2007-2012. These positions included Chairman of Japan Financial Institutions Group, Co-Head of Asia Financial Institutions Group, Co-Head of Japan Investment Banking and Vice Chairman. Mr. Shu graduated from Hitotsubashi University in Japan, where he majored in laws. Mr. Shu became a Director for the Company in 2015. We believe that Mr. Shu's background in business, including his experience and service in investment banking, his legal training, and strategic and financial planning knowledge, are valuable to us and our Board of Directors.

        Jesse J. Spikes.    Mr. Spikes is Senior Counsel with the Atlanta based law firm, McKenna Long & Aldridge LLP, specializing in corporate law. Mr. Spikes also works with businesses in the areas of advertising, marketing and sports law, including the negotiation of endorsements and the preparation of chance promotions and licensing agreements. Mr. Spikes has practiced law for more than thirty-five years. He joined the firm in 1986, became a partner in 1989 and senior counsel in 2010. Mr. Spikes previously served as General Counsel of Atlanta Life Insurance Company and legal advisor for Al Bahrain Arab African Bank. Mr. Spikes has previously served as a Director of publicly and privately held companies. Mr. Spikes serves on the Board of Trustees for Hughes Spalding Children's Hospital and Board of Advisors for Raburn Gap-Nacoochee School. He has also served in leadership roles with Boy Scouts of America. Mr. Spikes received his undergraduate degree in English from Dartmouth College, his undergraduate degree in Philosophy and Politics from University College at Oxford University and his Juris Doctorate from Harvard University. Mr. Spikes became a Director for the Company in 2011. We believe that Mr. Spikes' skills and experience as an attorney whose practice concentrated in areas of corporate and insurance law, with particular emphasis on corporate governance and compliance, internal investigations and audits, special board committee representations, corporate finance and mergers and acquisitions, and his experience as a leader in other business and civic organizations are valuable to our Board of Directors.

        William A. Terry.    Mr. Terry is one of the founders of Highland Associates, Inc., an investment advisory firm that advises on approximately $20 billion of assets (as of December 2014) for not-for-profit health care organizations, foundations, endowments and select individuals. He is also a member of Highland Strategies, LLC. Before starting Highland Associates in 1987, Mr. Terry worked in the Investment Management Consulting Group of Interstate/Johnson Lane Corporation. Mr. Terry previously served as a member of the Executive Committee and President for the Mountain Brook City Schools Foundation and Chairman of the Executive Board of the Greater Alabama Council of Boy Scouts of America. Mr. Terry received an undergraduate degree from Davidson College and is a CFA charter holder. Mr. Terry became a Director for the Company in 2004. We believe that Mr. Terry's skills and experience at Highland Associates in the field of investments and as a leader of the firm; his experience as a leader in civic, educational and not-for-profit organizations; and his seasoned business judgment, are valuable to our Board of Directors.

        Shigeo Tsuyuki.    Mr. Tsuyuki joined Dai-ichi Mutual Life Insurance Company in 1977 and has had various roles at Dai-ichi Life, including Director, General Manager of the Investment Planning Department, General Manager of the Investment Affiliated Enterprises Department, Chief General Manager of Investment Planning, Managing Executive Officer, General Manager of the International Business Management Department, and Senior Managing Executive Officer. Mr. Tsuyuki currently serves as the Representative Director, Deputy President and is the head of international operations which include Australia, Vietnam, India, Indonesia and Thailand as well as the further development of new business opportunities. Mr. Tsuyuki also serves as the Non-Executive Director of Star Union Dai-ichi Life Insurance (India) and Corporate Auditor of Toyo Warf & Warehouse Co Ltd. Mr. Tsuyuki earned a Bachelor of Laws from Keio University in Tokyo, Japan. Mr. Tsuyuki became a Director for the Company in 2015. We believe that Mr. Tsuyuki's background in investments, asset management, and international and wholesale business, are valuable to us and our Board of Directors.

        W. Michael Warren, Jr.    Mr. Warren is President and Chief Executive Officer of Children's of Alabama, an independent, not-for-profit, free-standing pediatric healthcare center. Prior to joining Children's in January 2008, Mr. Warren was Chairman and Chief Executive Officer of Energen Corporation and its two primary subsidiaries, Alagasco and Energen Resources. Mr. Warren became President of Alagasco in 1984 and held a number of increasingly important positions with Energen before being named President and Chief Executive Officer in February 1997 and Chairman in January 1998. Mr. Warren was a lawyer in private practice in Birmingham, Alabama, before joining Alabama Gas in 1983. Mr. Warren served on the Board of Directors of Energen Corporation until his term expired in April 2010. Mr. Warren has served as Chairman of the Board of Directors of the Business Council of Alabama, the United Way, and Children's of Alabama. He also has been Chairman of the Metropolitan Development Board, the Alabama Symphony Board of Directors and the American Heart Association Board of Directors. He has chaired the general campaign of the United Way for Central Alabama and the United Negro College Fund. Mr. Warren received an undergraduate degree from Auburn University and a Juris Doctorate from Duke University. Mr. Warren became a Director for the Company in 2001. We believe that Mr. Warren's background as an attorney; his skills and long experience as Chairman and CEO of a highly regulated publicly held utility; his continuing experience as President and CEO of Children's of Alabama; his experience as a leader in other business, civic, and not-for-profit organizations; and his seasoned business judgment, are valuable to our Board of Directors.

Involvement in Certain Legal Proceedings by Any Director

        After the entry into the Merger Agreement on June 3, 2014, four lawsuits were filed against the Company, our then current directors, Dai-ichi Life and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. See Item 3, "Legal Proceedings", included herein.

Compliance With Section 16(a) of the Exchange Act

        Through 2014, our directors and executive officers were required to file reports with the SEC showing changes in their beneficial ownership of common stock. We have reviewed copies of these reports and written representations from the individuals who are required to file reports. Based on this review, we believe that the reports filed by each of our directors and executive officers in 2014 were filed in a timely manner and complied with these reporting requirements.

Audit Committee

        The Board has a separately designated standing audit committee. Its members are Vanessa Leonard, William A. Terry and W. Michael Warren, Jr.

        Our Board has determined that William A. Terry, a member of our Audit Committee, is an audit committee financial expert under the rules of the SEC and is independent under applicable SEC standards. while Mr. Terry possesses the attributes of an audit committee financial expert (as defined under the SEC rules), he is not and has never been an accountant or auditor, and this financial expert designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or the Board.

Code of Ethics

        The Company has adopted a Code of Business Conduct, which applies to all directors, officers and employees of the Company. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers (including the Chief Financial Officer and the Chief Accounting Officer) of the Company. The Code of Business Conduct is available on the Company's website (www.protective.com).

Item 11.    Executive Compensation

        Unless the context otherwise requires, the "Company," "we," or "our" refers to Protective Life Corporation.

Compensation Discussion and Analysis

  Overview

        On February 1, 2015, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company became a wholly owned subsidiary of the The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan ("Dai-ichi Life"), and the Company's stock ceased to be publicly traded. The Compensation Discussion and Analysis and the related tables and disclosures that follow provide details regarding our 2014 compensation programs, which will be modified in 2015 to reflect the fact that we will no longer have a publicly traded class of stock to use in our compensation programs. Where relevant, we have provided information relating to actual payments to our executives arising from the merger, and changes that will apply for 2015. The Company will still include annual incentive and long-term incentive component as part of our compensation program, but will have different performance goals and pay all of our long-term incentive plan ("LTIP") awards in cash. For an overview of the 2015 compensation programs the Company plans to implement, see "2015 Compensation Program" below. Unless otherwise noted, the information set forth herein relates to compensation policies and practices in effect as of December 31, 2014, and actions taken by the Compensation and Management Succession Committee of the Board of Directors with respect to the 2014 compensation cycle.

  Our Compensation Philosophy

        The objectives of our executive compensation program are to: 1) attract and retain the most qualified executives; 2) reward them for achieving high levels of performance; and 3) when our stock was publicly traded, align executive and shareowner interests.

  Principles of Our Compensation Program

        To meet these objectives, we design our program to: 1) align compensation with business goals and results; 2) compete for executive talent; 3) enhance shareowner value by rewarding officers for achieving long-term goals (when our stock was publicly traded); 4) support risk management practices; 5) take into account market and industry practices and internal pay equity; and 6) be communicated effectively, so our officers understand how compensation is linked to performance.

  Compensation Committee

        The Compensation and Management Succession Committee of our Board of Directors oversees the compensation program for our officers. During 2014, the members of the Committee were Thomas L. Hamby, Chairman, John J. McMahon, Jr., Malcolm Portera, and Jesse J. Spikes. The structure, responsibilities and composition of the Committee were modified upon the consummation of the merger.

        The Committee engages an independent compensation consultant to help it fulfill its duties. The Committee has reviewed the services provided by Towers Watson, reviewed its independence and determined that it met the Committee's independence requirements. The consultant gives the Committee advice about: 1) the compensation provided to officers at other companies, using proxy statement data, published survey sources, and the consultant's proprietary data; 2) the amount and type of compensation to provide to our officers and key employees; 3) the value of long-term incentive grants; 4) the allocation of total compensation between cash and stock-based incentives; 5) the allocation of total compensation "at risk" (annual cash incentives and stock-based incentives) and not "at risk," and 6) internal pay equity among key executives.

        Representatives of the compensation consultant attend regular Committee meetings, and consult with the Chairman of the Committee (with or without management present) upon request.

  Compensation Peer Group

        For 2014, the compensation consultant focused on the pay practices of a peer group of 15 life insurance and financial services companies that are similar to us in size and business mix and that represent a possible source of officer and key employee talent. The Committee selects the companies in this compensation peer group taking into account the recommendations of the consultant and our management. The consultant also provides a summary of compensation survey data for other companies, to give the Committee additional information for comparison purposes.

        The compensation peer group for the 2014 compensation cycle included:

  •
  Aflac Incorporated

  •
  Ameriprise Financial, Inc.

  •
  Assurant, Inc.

  •
  CNO Financial Group, Inc.

  •
  FBL Financial Group, Inc.

  •
  Genworth Financial, Inc.

  •
  Lincoln National Corporation

  •
  Primerica, Inc.

  •
  Principal Financial Group, Inc.

  •
  Reinsurance Group of America, Inc.

  •
  StanCorp Financial Group, Inc.

  •
  Symetra Financial Corporation

  •
  Torchmark Corporation

  •
  Unum Group

  •
  XL Group plc

        Our Compensation Committee and our management evaluate the composition of the peer group annually. We believe that the peer group has the appropriate mix of companies and that it provides the appropriate means of comparing our compensation programs and performance to that of key competitors.

Pay for Performance

        The Committee is committed to tying executive compensation to Company performance. To evaluate its implementation of this pay for performance philosophy, the Committee members consider a wide range of information (including information they receive both as Committee members and as Board members), including: 1) our deployment of capital for acquisitions and products; 2) our operating earnings per share and the rate of growth of our operating earnings, and the degree of difficulty in achieving our earnings goals; 3) our financial strength (as measured by our statutory capital, risk-based capital ("RBC") and rating agency ratings); 4) our budgets, expense management and budget variances; 5) pay for performance analyses prepared by the compensation consultant; and 6) information and analyses provided by third party proxy advisory services.

        The Committee does not place a particular weighting on any of these factors, but instead considers the information as a whole. Based on this ongoing review, the Committee believes that our compensation program provides a strong link between Company performance and the compensation of our officers.

  Emphasis on At Risk Compensation

        One way the Committee ties executive compensation to Company performance is to focus on the appropriate mix between an officer's "at risk" compensation (i.e., cash annual incentive ("AIP") opportunity and performance share awards) and "fixed" compensation (base salary) and restricted stock unit awards). Each of these compensation components is discussed in detail below. For this purpose, we have treated restricted stock units as fixed compensation, even though the entire value of the award is based on our stock price and can fluctuate. Sixty-seven percent (67%) of our chief executive officer's 2014 compensation was at risk compensation that was tied directly to performance goals. The ultimate payout of this at risk compensation could be anywhere between no payout and two times the target amount of the awards, depending on our performance versus the goals set by the Committee. Similarly, between 54% and 61% of the 2014 compensation of each of the other four currently-employed named executives was also at risk.

  Committee Meetings

        In 2014, the Committee met three times. The Chairman of the Compensation Committee provides the Board with reports about the Committee's meetings and the compensation of our senior officers. Following the consummation of the merger, the Committee may meet on a different schedule.

Components of Our 2014 Compensation Program

        The key components of our executive compensation program are: 1) base salaries; 2) annual cash incentive awards; 3) long-term equity-based incentives; 4) retirement and deferred compensation plans; and 5) perquisites and other benefits.

        The Compensation Committee considers each component (separately and with the others) for our senior officers. The Committee targets the total annual compensation package to be at the median of the compensation peer group. As part of this review, the Committee considers the total "mix" of the base salary, annual cash incentive and long term equity-based compensation delivered to our senior officers, and compares that compensation mix to the compensation mix of comparable officers at other companies. The annual incentive and long-term incentive components of the program are designed so above-average company performance will result in above-median total compensation, and below-average company performance will result in below-median total compensation. The Committee does not have formal policies regarding these factors, but tries to make our practices generally consistent with the practices of the peer group.

        The compensation consultant recommends a compensation package for our Chief Executive Officer. Our Human Resources and Legal Departments provide the Committee with additional information about our officers and our compensation arrangements. Our Chief Executive Officer recommends compensation packages for our senior officers; however, he does not provide recommendations about his own compensation.

  Base Salaries

        Base salary is the primary fixed portion of executive pay. It compensates individuals for performing their day-to-day duties and responsibilities and provides them with a level of income certainty. Salary adjustments have historically been made in late February/early March, and have been effective March 1 of that year. The Committee considers the responsibilities of the job, individual performance, the relative value of a position, experience, comparisons to salaries for similar positions in other companies, and internal pay equity. For the Chief Executive Officer, the Committee also considers Company performance. No particular weighting is given to any of these factors.

        The Compensation Committee reviewed the performance and base salaries of the named executives at its February 2014 meetings. It approved the following annual base salaries (and the related percentage increases from the previously-effective base salaries), effective March 1, 2014: 1) Johns—$975,000 (2.6%); 2) Bielen—$525,000 (5.0%); 3) Long—$450,000 (3.4%); 4) Temple—$375,000 (15.4%); 5) Thigpen—$475,000 (4.4%).

  Annual Cash Incentive Awards

        Officers and key employees are eligible for annual cash incentive opportunities under our Annual Incentive Plan ("AIP"). The AIP's purpose is to reward individuals for achievement of key annual goals that will enhance Company performance and shareowner value.

        The Compensation Committee determines the AIP target incentive opportunities and performance objectives for our named executives for the current year. Historically, in setting these target opportunities, the Committee has considered the responsibilities of the job, individual performance, the relative value of a position, comparisons to annual incentive opportunities for similar positions in other companies, and internal pay equity. No particular weight its given to any of these factors.

        Payment of AIP incentives is based on achievement of one or more performance goals. For 2014, the Committee established these performance goals (weighted as shown in the table) for the named executives:

Goal	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
OEPS (60%)	$4.20	$4.70	$5.20
Capital Deployment (30%)	11.0%	12.0%	13.0%
Expense management (10%)	$454M	$441M	$428M
RBC below 375% (Negative modifier (20%))	375%	375%	375%
M = Millions

        The Company's operating earnings per share ("OEPS") reflects our current financial strength and performance and is a key factor in our stock performance and financial ratings. For 2014, the Committee decided to focus our management on our OEPS by placing a heavy weighting on this objective. Operating earnings (loss) (also referred to operating income (loss)) is defined as income (loss) before income tax, excluding realized gains and losses on investments and derivatives, net of the amortization related to deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), and benefits and settlement expenses. Operating earnings exclude changes in the guaranteed minimum withdrawal benefits ("GMWB") embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the variable annuities product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items. For purposes of clarity, DAC amortization refers to DAC as well as other balance sheet components amortized over estimated gross profits. Operating earnings (loss) is determined without taking into account the cumulative effect of change in accounting principles. The number of shares used to determine operating earnings per share is the number of average diluted shares reported in our financial statements for the year ended December 31, 2014.

        One key to our success is the development and sale of financial products—life insurance, fixed and variable annuity, stable value, and asset protection products—that generate appropriate returns, and the effective allocation of our capital to those products. The Committee established an AIP goal based on a targeted unleveraged internal rate of return for the Company's 2014 sales and acquisitions of these products. In determining this goal, for each product the Committee took into account, among other things, the unleveraged internal rate of return budgeted in the pricing for that product and the expected sales of the product.

        For many years, the Company has focused on effective and efficient operations and ensuring that its overall expense structure is competitive. The Committee continued this emphasis for 2014 by establishing an expense management goal for annual cash incentives. Expense management is based on our total incurred statutory expense determined in a manner consistent with our budget process. For this purpose, we consider incurred statutory operating expenses minus certain specified expenses, including payments under our annual cash incentive programs. Under the AIP, these expense goals could be increased or decreased based upon sales related modifiers that adjust expenses based on actual sales and related drivers as compared to the 2013 plan, consistent with budget methodology.

        RBC is the company action level "risk based capital" percentage of Protective Life Insurance Company ("PLICO") as of December 31, 2014, determined as set forth in the 2014 annual statement instructions established by the National Association of Insurance Commissioners ("NAIC") and filed with the state of Tennessee, and based on statutory accounting principles. RBC is intended to be a limit on the amount of risk the Company can take, and it requires a company with a higher amount of risk to hold a higher amount of capital. The Committee determined that the overall results achieved in operating earnings, expense management, and capital deployment goals would be reduced by 20% if RBC was less than 375% on December 31, 2014.

        Performance below the threshold for any goal would result in no payout with respect to that goal. We interpolate if performance is between the threshold and the target, or between the target and the maximum, to determine the percentage to pay. In addition to these goals, other officers and employees had divisional goals that depended on the employee's role at the Company. The Grants of Plan-Based Awards Table has more information about the 2014 AIP incentive opportunities and the related performance objectives.

        The Compensation Committee also determines the achievement of the performance objectives for the incentive opportunities granted to the named executives in the previous year. For other officers and managers, the Committee reviews the total incentive opportunities and the methods used to determine individual payments. The Committee may decrease (but not increase) the incentive paid to a named executive, even if the incentive's performance objectives were achieved.

  Long-Term Equity-Based Incentive Awards

        Through 2014, the Compensation Committee implemented long-term incentives through grants under our Long-Term Incentive Plan ("LTIP"). Commencing in 2015, a new program will be developed that will establish a formula equity value for the Company and our named executives will receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business.

        In February 2014, the Compensation Committee determined the total value of the long-term incentives to be granted to each officer. The Committee considered a named executive's responsibilities, performance, previous long-term incentive awards, the amount of long-term incentives provided to officers in similar positions at our peer companies, and internal compensation equity, when making the award for a given year. No particular weight was given to any of these factors.

        The compensation consultant provided an estimated value for each award, so the Committee can make awards with the appropriate total value. For 2014, the consultant recommended a value for a performance share unit of 90% of the value of our stock on the grant date, and a value for an RSU equal to the value of our stock on the grant date.

        The Committee considered a number of factors when it made LTIP awards in 2014, including: 1) maintaining the appropriate balance between performance-based and retention-based incentives; 2) the number of shares available for issuance under the LTIP; and 3) information provided by the compensation consultant comparing the value of our long-term incentive awards to executives and officers to the value provided by our compensation peer group.

        Although the LTIP provided for other types of awards, in 2014, 2013 and 2012 the Compensation Committee awarded only performance shares and restricted stock units.

        Performance share units (or performance shares) provide the recipient with compensation based on the achievement of performance goals set by the Committee. Historically, the goal established by the Committee has been based on the Company's average return on average equity ("ARAE"). We believe this is an effective way to compare the Company's performance to our own internal goals and to that of our competitors, and that our stock price should go up over the long term if we achieve this goal. Since performance share awards are paid in shares of our stock (except for the tax withholding obligation due when the performance shares are earned), the compensation the officer receives is also directly related to our stock price.

        Restricted stock units provide the recipient with compensation based on the value of our common stock. An RSU is not a share of stock—it is the Company's agreement to transfer shares of our stock to the RSU recipient if and when the vesting conditions of the RSU award are satisfied. The Company's has granted RSUs to align our officers' interests to those of our share owners and to encourage them to remain employed with us.

        The Grants of Plan-Based Awards Table has more information about these awards.

  Executive Stock Ownership

        When we had publicly traded stock, we encouraged our officers to hold shares of our common stock. We believed this aligned their interests with those of our shareowners. Pursuant to the terms of the Merger Agreement, any interests in common stock that our named executives held were either cashed out or settled upon the consummation of the merger. Given that the Company's stock will no longer be traded, the Company's named executives will also no longer be subject to stock ownership guidelines following the merger.

  Retirement and Deferred Compensation Plans

        We believe it is important to provide our employees, including our named executives, with the opportunity to accumulate retirement savings. The Company does not have any enhanced benefit or "top-hat" plans for our officers, and all similarly-situated employees earn benefits under the same formula. However, we also believe that we should provide retirement savings without imposing the restrictions on benefits contained in the Internal Revenue Code that would otherwise limit our employees' retirement security.

        For more information about these plans, see the All Other Compensation Table, Post-Employment Benefits, and Nonqualified Deferred Compensation.

  Perquisites and Other Benefits

        The Company has other programs that help us attract and retain key talent and enhance their productivity. In 2014, we provided modest perquisites to our named executive officers, including a financial and tax planning program for certain senior officers, and dining club memberships for Mr. Johns, Mr. Bielen, Ms. Long and Mr. Thigpen. We reimburse the officers for business-related meals in accordance with our regular policies. They pay for all personal meals.

  Company Aircraft Policy

        We do business in every state in the United States and have offices in ten states. Our employees and officers routinely use commercial air service for business travel, and we generally reimburse them only for the coach fare for domestic air travel. We also maintain a company aircraft program in order to provide for timely and cost-effective travel to these wide-spread locations.

        Under this program, we do not operate any aircraft, own a hanger or employ pilots. Instead, we have purchased a fractional interest in each of four aircraft. We pay a fixed fee per aircraft, plus a variable charge for hours actually flown, in exchange for the right to use the four aircraft for an aggregate of approximately 290 hours per year. Our directors, officers and employees use these aircraft for selected business trips. All travel under the program must be approved by our Chief Executive Officer. Whether a particular trip will be made on a Company aircraft or on a commercial flight depends, in general, upon the availability of commercial air service at the destination, the schedule and cost of the commercial air travel, the number of employees who are making the trip, the expected travel time, and the need for flexible travel arrangements.

        Based on information provided by the compensation consultant, the Compensation Committee has adopted a policy that allows the Chief Executive Officer (and his guests) to use the Company aircraft for personal trips for up to 25 hours per year to reduce his personal travel time and thereby increase the time he can effectively conduct Company business. The Company does not provide tax reimbursement payments with respect to this air travel.

  Spousal Travel Policy

        If an employee's spouse travels with the employee on Company business, we reimburse the employee for the associated travel expenses if the spouse's presence on the trip is deemed necessary or appropriate for the purpose of the trip. The Company does not provide the named executives with tax reimbursement payments with respect to these reimbursed expenses.

        For more information about perquisites and other benefits, see the All Other Compensation Table.

  Change of Control Considerations

        Under the change in control provisions of the LTIP, all outstanding performance share, SAR and restricted stock unit awards were vested and became payable as provided in the Merger Agreement.

        When we were a public company, the Compensation Committee and our Board of Directors carefully considered the effects that a change of control, or an attempted change of control, could have on us and our share owners. The Committee and the Board addressed these concerns by approving change of control provisions in some of our compensation programs (including the LTIP) and providing key officers and employees with employment continuation agreements. In connection with the merger, the employment continuation agreements were superseded by employment agreements that generally provide our executive officers and other key executives the opportunity to receive certain retention payments based on their continued service for the Company, as well as severance and other termination benefits that are comparable to those previously afforded under the employment continuation agreements. Mr. Johns will not receive any retention payments under his employment agreement.

        For more information about the employment agreements, see the discussion set forth under the heading "Potential Payments upon Termination or Change of Control."

  Accounting and Tax Issues

        We have historically considered accounting and tax matters in the design of our compensation program. For example, under Accounting Standards Codification ("ASC") No. 718, we reduce our net income by the estimated cost of annual cash incentives and long-term equity-based incentives. The performance goals under the AIP and LTIP reflect accruals for this estimated compensation.

        With respect to 2014, we were subject to the provisions of Section 162(m)(1) of the Internal Revenue Code, which, in certain circumstances could limit our tax deduction for annual compensation in excess of $1 million paid to certain executive officers. Code Section 162(m)(1) does not apply to performance-based compensation (as defined in that Code Section). The AIP, and performance share units and SARs awarded under the LTIP, are designed to provide performance-based compensation. When the Company's stock was publicly traded, the Compensation Committee administered the performance-based portion of our compensation program to comply with Code Section 162(m)(1). However, the Committee believed that it was appropriate to pay compensation that might not be tax-deductible due to Code Section 162(m)(1) (for example, the award of RSUs in order to encourage key officers to remain our employees). As a result of the merger, we are no longer subject to the limitations set forth in Section 162(m)(1) for taxable year 2014.

  Clawback Policy

        Under the federal securities laws, if we have to prepare an accounting restatement due to our material noncompliance, due to misconduct, with the United States Securities and Exchange Commission (the "SEC") financial reporting requirements, then our Chief Executive Officer, Mr. Johns, and Chief Financial Officer, Mr. Bielen, would have to reimburse us for: 1) any bonus or other incentive or equity-based compensation they received during the 12 month period before we first issue or file the financial document that reflects the restatement; 2) any profits they realized from the sale of our stock during the 12 month period; 3) amounts previously paid under long-term incentives; 4) the value of outstanding long-term incentive opportunities; and 5) severance benefits that would be payable under various circumstances (including a change of control).

  Risk Assessment

        Based on its review of the Company's compensation policies as described in the Compensation Discussion and Analysis, the Committee concluded that our compensation program in 2014: 1) provided the appropriate level of compensation to our senior officers; 2) was properly designed to link compensation and performance; 3) did not encourage our officers or employees to take unnecessary and excessive risks or to manipulate earnings or other financial measures; and 4) when our stock was publicly traded, was designated and implemented in the best interest of our shareowners.

COMPENSATION COMMITTEE REPORT

        The Compensation and Management Succession Committee reviewed and discussed the Compensation Disclosure and Analysis with management. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this annual report.

                      COMPENSATION AND MANAGEMENT
                      SUCCESSION COMMITTEE (2015)

                      John J. McMahon, Jr., Chairman
                      Jesse J. Spikes,
                      William A. Terry

Summary Compensation Table

        This table has information about the compensation of the executives named below.

Summary Compensation Table
Name and principal position with the Company (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)(2)(3)		SAR awards ($) (f)	Non equity incentive plan compensation ($) (g)	Change in pension value & nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
John D. Johns	2014	$970,833	$—	$4,217,031	(4)	$—	$2,205,500	$3,243,077	$554,044	$11,190,485
Chairman of Board, President &	2013	$945,833	$—	$3,753,125	(5)	$—	$2,223,000	$493,959	$354,478	$7,770,395
Chief Executive Officer	2012	$920,833	$—	$3,562,804	(6)	$—	$1,887,900	$1,658,179	$192,471	$8,222,187
(principal executive officer)
Richard J. Bielen	2014	$520,833	$—	$1,220,313	(4)	$—	$913,500	$1,146,978	$69,822	$3,871,446
Vice Chairman &	2013	$496,666	$—	$909,375	(5)	$—	$810,000	$(21,094)	$49,407	$2,244,354
Chief Financial Officer	2012	$477,500	$—	$798,608	(6)	$—	$640,600	$889,745	$50,988	$2,857,441
(principal financial officer)
Deborah J. Long	2014	$447,500	$—	$581,838	(4)	$—	$509,000	$927,222	$97,467	$2,563,027
Executive Vice President,	2013	$432,500	$—	$509,375	(5)	$—	$509,000	$18,024	$74,697	$1,543,596
Secretary & General Counsel	2012	$418,333	$—	$424,612	(6)	$—	$362,700	$652,292	$56,752	$1,914,689
Michael G. Temple(1)	2014	$366,666	$—	$499,453	(4)	$—	$424,100	$46,129	$36,838	$1,373,186
Executive Vice President &	2013	$325,000	$30,000	$321,875	(5)	$—	$380,300	$—	$61,671	$1,118,846
Chief Risk Officer
Carl S. Thigpen	2014	$471,666	$—	$805,819	(4)	$—	$702,500	$1,325,084	$48,322	$3,353,391
Executive Vice President &	2013	$452,166	$—	$750,000	(5)	$—	$696,200	$2,287	$40,180	$1,940,833
Chief Investment Officer	2012	$435,833	$—	$638,324	(6)	$—	$515,700	$986,217	$43,557	$2,619,631
(1)
In accordance with SEC rules, we have excluded Mr. Temple's 2012 compensation as he was not a named executive during that time.

(2)
These numbers show the fair value of awards as of the date of grant. These numbers were calculated in accordance with the proxy statement disclosure rules and Financial Accounting Standards Codification 718, Stock Compensation. The assumptions we used under ASC Topic 718 are set forth in Note 15, Stock-Based Compensation of the Notes to our Consolidated Financial Statements in this Form 10-K.

(3)
Upon the effective date of the merger, each outstanding performance share earned, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of performance shares. All performance share awards will be paid out at the maximum level (200%) provided in the awards due to the closing of the merger in 2015. In addition, upon the effective date of the merger, each then outstanding RSU, whether vested or not, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number or RSUs.

(4)
These numbers include the following amounts, which represent the value as of the date of grant of performance shares awarded to the named executives, based on the probable outcome of the award's performance conditions (assumed to be 100%): Mr. Johns, $3,043,059; Mr. Bielen, $880,479; Ms. Long, $419,644; Mr. Temple, $360,430; and Mr. Thigpen, $581,837. (If the performance conditions were achieved at the maximum level provided in the awards (200%), the value of the performance share awards as of the date of grant would be: Mr. Johns, $6,086,118; Mr. Bielen, $1,760,958; Ms. Long, $839,288; Mr. Temple, $720,860; and Mr. Thigpen, $1,163,674). These numbers also include the following amounts, which represent the value as of the date of grant of restricted stock units awarded to the named executives: Mr. Johns, $1,173,972; Mr. Bielen, $339,834; Ms. Long, $162,194; Mr. Temple, $139,023; and Mr. Thigpen, $223,982.

(5)
These numbers include the following amounts, which represent the value as of the date of grant of performance shares awarded to the named executives, based on the probable outcome of the award's performance conditions (assumed to be 100%): Mr. Johns, $2,709,375; Mr. Bielen, $656,250; Ms. Long, $368,750; Mr. Temple, $231,250; and Mr. Thigpen, $540,625. (If the performance conditions were achieved at the maximum level provided in the awards (200%), the value of the performance share awards as of the date of grant would be: Mr. Johns, $5,418,750; Mr. Bielen, $1,312,500; Ms. Long, $737,500; Mr. Temple, $462,500; and Mr. Thigpen, $1,081,250). These numbers also include the following amounts, which represent the value as of the date of grant of restricted stock units awarded to the named executives: Mr. Johns, $1,043,750; Mr. Bielen, $253,125; Ms. Long, $140,625; Mr. Temple, $90,625; and Mr. Thigpen, $209,375.

(6)
These numbers include the following amounts, which represent the value as of the date of grant of performance shares awarded to the named executives, based on the probable outcome of the award's performance conditions (assumed to be 100%): Mr. Johns, $2,570,168; Mr. Bielen, $576,460; Ms. Long, $306,508; and Mr. Thigpen, $461,168. (If the performance conditions were achieved at the maximum level provided in the awards (200%), the value of the performance share awards as of the date of grant would be: Mr. Johns, $5,140,336; Mr. Bielen, $1,152,920; Ms. Long, $613,016; and Mr. Thigpen, $922,336). These numbers also include the following amounts, which represent the value as of the date of grant of restricted stock units awarded to the named executives: Mr. Johns, $992,636; Mr. Bielen, $222,148; Ms. Long, $118,104; and Mr. Thigpen, $177,156.

Discussion of Summary Compensation Table

        Column (c)—Salary.    These amounts include base salary for 2014 that the executive contributed to our 401(k) plan and to our nonqualified deferred compensation plan. The Nonqualified Deferred Compensation Table has more information about 2014 participation in this plan.

        Column (e)—Stock Awards.    These values include performance share unit and RSU awards. The Grants of Plan-Based Awards Table has more information about the 2014 performance share and RSU grants.

        Column (g)—Non-equity incentive plan compensation.    These amounts include any portion of the incentives that the executive elected to contribute to our 401(k) plan or to our nonqualified deferred compensation plan. For 2014, these amounts show the annual cash incentives payable in March 2015 under our Annual Incentive Plan for 2014 performance. The Grants of Plan-Based Awards Table has more information about this incentive opportunity.

        Column (h)—Change in pension value and nonqualified deferred compensation earnings.    These amounts represent the increase or decrease in the present value of the named executive's benefits under our tax-qualified defined benefit pension plan and our nonqualified defined benefit excess pension plan. Changes in interest rates can significantly affect these numbers from year to year. For 2014, the total change in the present value of pension benefits for each executive was divided between the plans as follows:

Name	Tax- qualified	Non- qualified
Johns	$147,830	$3,095,247
Bielen	$151,886	$995,092
Long	$185,917	$741,305
Temple	$19,309	$26,820
Thigpen	$201,761	$1,123,323

        Mr. Temple was not vested in his pension benefits as of December 31, 2014. The Pension Benefits Table has more information about each officer's participation in these plans.

        All of the named executives have account balances in our nonqualified deferred compensation plan. The Nonqualified Deferred Compensation Table has more information. The earnings on an executive's balance reflect the earnings of investments selected by that executive. These earnings are the same as for any other investor in these investments, and we do not provide any above-market or preferential earnings rates.

        Column (i)—All other compensation.    For 2014, these amounts include the following:

All Other Compensation Table
Name	401(k) matching	Nonqualified deferred compensation plan contributions	Dividend equivalents	Financial planning program	Other perquisites
Johns	$10,400	$117,353	$372,809	$13,506	$39,976
Bielen	$10,400	$42,833	$6,224	$—	$10,365
Long	$10,400	$27,860	$43,927	$13,574	$1,706
Temple	$10,400	$12,596	$—	$13,842	$—
Thigpen	$10,400	$36,315	$—	$—	$1,607

  401(k) Matching

        Our employees can contribute a portion of their salary, overtime and cash incentives to our tax-qualified 401(k) plan and receive a dollar-for-dollar company matching contribution. The maximum match is 4% of the employee's eligible pay (which is subject to limits imposed by the Internal Revenue Code). The table shows the matching received by the named executives.

  Nonqualified Deferred Compensation Plan Contributions

        The table includes contributions that we made to each named executive's account under our nonqualified deferred compensation plan, with respect to the officer's participation in our 401(k) plan during 2014. The Nonqualified Deferred Compensation Table has more information about this plan.

  Dividend Equivalents

        The table includes dividend equivalents that the named executives elected to receive in cash, instead of having them reinvested in our nonqualified deferred compensation plan.

  Financial Planning Program

        These amounts include the amounts we pay for the fees and travel expenses of the third party provider of our financial and tax planning program.

  Other Perquisites

        These amounts include: 1) the amount we paid for dining club memberships for Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen; 2) the amount of expense reimbursement that we paid to Mr. Johns ($10,139), Mr. Bielen ($7,987), and Ms. Long ($199) under our spousal travel policy; and 3) for Mr. Johns, the estimated incremental cost that we incurred in 2014 for Mr. Johns, and his guests, to use company aircraft for personal trips ($26,697). This amount is based on incremental hourly charges, fuel, taxes, and similar items allocable to the personal travel time on the aircraft.

GRANTS OF PLAN-BASED AWARDS

        This table has additional information about: 1) the 2014 performance share unit and RSU awards show in column (e) of the Summary Compensation Table, and 2) the AIP incentive opportunities granted for 2014, which were payable in March 2015 and are shown in column (g) of the Summary Compensation Table.

Grants of Plan-Based Awards Table
								All other stock awards: number of shares of stock or units (#) (i)	All other SAR awards: number of securities underlying SARs (#) (j)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts of Shares Under Equity Incentive Plan Awards					Base price of SAR awards ($/Sh) (k)	Grant date fair value of stock and SAR awards (l)(2)
Name (a)	Grant Date (b)	Threshold ($) (c)(1)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)
Johns	2/24/14	$633,750	$1,267,500	$2,535,000
	2/24/14				—	59,100	118,200				$3,043,059
	2/24/14							22,800			$1,173,972
Bielen	2/24/14	$262,500	$525,000	$1,050,000
	2/24/14				—	17,100	34,200				$880,479
	2/24/14							6,600			$339,834
Long	2/24/14	$146,250	$292,500	$585,000
	2/24/14				—	8,150	16,300				$419,644
	2/24/14							3,150			$162,194
Temple	2/24/14	$121,875	$243,750	$487,500
	2/24/14				—	7,000	14,000				$360,430
	2/24/14							2,700			$139,023
Thigpen	2/24/14	$201,875	$403,750	$807,500
	2/24/14				—	11,300	22,600				$581,837
	2/24/14							4,350			$223,982
(1)
These numbers show the amount that would be payable if each performance goal were achieved at the threshold level.

(2)
These numbers show the fair value, as of the date of the grant, of awards made in 2014. These numbers were calculated in accordance with the ASC No. 718.

The assumptions we used under ASC No. 718 are set forth in Note 15, Stock-Based Compensation, of the Notes to the Company's consolidated financial statements in this Form 10-K.

Discussion of Grants of Plan-Based Awards Table

  Columns (c), (d), and (e)—Estimated possible payouts under non-equity incentive plan awards.

        As its February 20, 2015 meeting, the Compensation Committee determined that, in respect to 2014 performance: 1) our OEPS was $5.28; 2) our internal rate of return (as determined pursuant to the goal formula) was 12.2%; 3) our expenses (as defined by the expense management goal) was $430.6 million, and 4) our RBC (as defined by the expense management goal) was above 550%.

        Based on the achievement of the goals as described above, the Committee determined that the amounts show in column (g) of the Summary Compensation Table were payable to the name executives as annual incentives under the AIP. These payments will be made in March 2015.

  Columns (f), (g), and (h)—Estimated future payouts under equity incentive plan awards.

        On February 24, 2014, the Compensation Committee granted the number of performance shares shown under column (g) to the named executives.

        Under the terms of the Merger Agreement, upon the closing of the merger, each outstanding performance share earned, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of performance shares. The 2014-2016 awards of performance shares were payable at 200% of the number of performance shares awarded. See Potential Payments upon Termination or Change of Control for more information.

        The performance goals for 2015 for any long-term incentive awards will change. Below we discuss the performance goals in place for grants of equity-based awards in 2014.

        For purposes of the 2014 award, our return for a year in the performance period equals our operating earnings (loss) (also referred to operating income (loss)) for that year. Operating earnings is generally determined in the same manner as it is determined for the 2014 OEPS goal under the AIP.

        Payment of the awards is based on our average return on average equity ("ARAE") for a 3-year period (2014-2016). Average shareowners' equity for a given year will be the average of share owners' equity on the last business day of each calendar quarter in that year and of share owners' equity on the last business day of the preceding calendar year. Our average return on average equity ("ARAE") will be the average of the returns on average equity for the three calendar years in the award period. ARAE will be determined without taking into account the cumulative effect of changes in accounting principles.

If our ARAE is—	Award earn-out
Less than 10.50%	0%
10.90%	50%
11.3%	100%
11.70%	150%*
12.00% or more	200%
*
Performance results capped at 150% of target if "average return on average assets" is below 75 basis points.

  Columns (i)—All other stock awards: number of shares of stock or units.

        On February 24, 2014, the Compensation Committee granted restricted stock units to the named executives. These awards were intended to align their interests to those of the Company's shareowners and encourage them to remain in the Company's employ.

        Under the terms of the Merger Agreement, upon the closing of the merger, each then outstanding RSU, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of RSUs. The vesting of any unvested portion of the RSUs granted to our executive officers in 2014 was accelerated at the closing of the merger.

        The RSUs earned dividend equivalents until they vested. Each time the Company paid a dividend on our stock, the Company credited the officer's account with additional RSUs by: 1) multiplying the dividend paid per share by the number of restricted stock units; and 2) dividing that amount by the closing price of our stock on the dividend record date.

  Termination of Employment; Change of Control

        Special vesting and payment provisions apply to performance share unit and RSU awards if the officer's employment ends or if we have a change of control, such as the merger. The effect of the merger on the performance shares and the RSU's granted in 2014 is described above. See Potential Payments upon Termination or Change of Control for more information.

 OUTSTANDING EQUITY AWARDS

        This table has information about the named executives' outstanding equity awards as of December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End Table
	SAR Awards				Stock Awards
Name (a)	Number of securities underlying unexercised SARs exercisable (#) (b)	Number of securities underlying unexercised SARs unexercisable ($) (c)	SAR base price ($) (d)	SAR expiration date (e)	Number of shares or units of stock that have not vested (#) (f)(1)		Market value of shares or units of stock that have not vested ($) (g)(6)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (h)(7)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (i)(6)
Johns	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
					24,653	(2)	$1,717,081
					37,302	(3)	$2,598,084
					34,402	(4)	$2,396,099
					23,155	(5)	$1,612,746
								182,800	(8)	$12,732,020
								173,400	(9)	$12,077,310
								118,200	(10)	$8,232,630
Bielen	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
					5,815	(2)	$405,015
					8,348	(3)	$581,438
					8,343	(4)	$581,090
					6,706	(5)	$467,073
								41,000	(8)	$2,855,650
								42,000	(9)	$2,925,300
								34,200	(10)	$2,382,030
Long	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
					2,932	(2)	$204,214
					4,438	(3)	$309,107
					4,635	(4)	$322,828
					3,199	(5)	$222,810
								21,800	(8)	$1,518,370
								23,600	(9)	$1,643,740
								16,300	(10)	$1,135,295
Temple					2,405	(2)	$167,508
					2,986	(3)	$207,975
					2,742	(4)	190,980
								14,800	(9)	$1,030,820
								14,000	(10)	$975,100
Thigpen	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
	—	—	$—	—
				—	4,618	(2)	$321,644
					6,658	(3)	$463,730
					6,900	(4)	$480,585
					4,417	(5)	$307,644
								32,800	(8)	$2,284,520
								34,600	(9)	$2,409,890
								22,600	(10)	$1,574,090
(1)
The regular restricted stock unit vesting schedules are shown in the following footnotes. Pursuant to the terms of the Merger Agreement, upon the effective date of the merger, each then outstanding RSU, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of RSUs held by the executive.

(2)
Represents unvested restricted stock units granted on February 28, 2011. All of these unvested RSUs would have vested on February 28, 2015.

(3)
Represents unvested restricted stock units granted on February 27, 2012. One-half of these RSUs would have vested on February 27, 2015, and the remainder would have vested on February 27, 2016.

(4)
Represents unvested restricted stock units granted on February 25, 2013. One-half of these RSUs would have vested on February 25, 2016, and the remainder would have vested on February 25, 2017.

(5)
Represents unvested restricted stock units that were granted on February 24, 2014. One-half of these RSUs would have vested on February 25, 2017, and the remainder would have vested on February 25, 2018.

(6)
Based on an assumed stock price of $69.65 per share (the Company's closing stock price on December 31, 2014).

(7)
Pursuant to the terms of the Merger Agreement, upon the effective date of the merger, each then outstanding performance share earned, as described below, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of performance shares. The number of performance shares earned for each award of performance shares were calculated by determining the number of earned performance shares that would have been paid if the subject award period had ended on December 31 immediately preceding the effective time of the merger (based on the conditions set for payment of performance share awards for the subject award period). Upon the closing of the merger, performance shares awarded for the 2012-2014 performance period, 2013-2015 performance period and 2014-2016 performance period were payable at 200% of the number of performance shares awarded.

(8)
Represents unvested and unearned performance shares for the 2012 - 2014 performance period, based on the assumption that the maximum performance goal for the grant (and 200% payout) will be achieved. Payment with respect to this performance award will be made in shares of stock in March 2016.

(9)
Represents unvested and unearned performance shares for the 2013 - 2015 performance period, based on the assumption that the maximum performance goal for the grant (and 200% payout) will be achieved. Payment with respect to this performance award will be made in shares of stock in March 2016.

(10)
Represents unvested and unearned performance shares for the 2014 - 2016 performance period, based on the assumption that the maximum performance goal for the grant (and 200% payout) will be achieved. Payment with respect to this performance award will be made in shares of stock in March 2016.

SAR Exercises, Earned Performance Shares And Vested Restricted Stock Units

        This table presents, for each named executive: 1) the number of SARs exercised in 2014, and the number of shares of our common stock acquired upon the exercise of the SARs (and the dollar amount realized); 2) the number of shares acquired upon the vesting of restricted stock units during 2014 (and the dollar amount realized); and 3) the number of shares acquired upon the earn-out of performance shares earned for the three-year performance period ending December 31, 2014 (and the dollar amount realized).

SAR Exercises and Stock Vested Table
	SAR Awards		Stock Awards
Name (a)	Number of SARs exercised (#) (b)(1)	Value realized on exercise ($) (c)(2)	Number of shares acquired on vesting (#) (d)(3)	Value realized on vesting ($) (e)(2)
Johns	530,800	$26,358,475	265,538	$17,042,478
Bielen	153,383	$7,961,469	59,355	$3,811,924
Long	45,400	$1,971,881	30,426	$1,967,786
Temple	—	$—	2,429	$169,496
Thigpen	89,717	$3,580,297	47,113	$3,030,215
(1)
The number of SARs that the named executives exercised during 2014. Each of our named executive officers exercised all of his or her outstanding SARs in 2013 to increase his or her "base amount" under Section 280G of the Internal Revenue Code, with the intent of minimizing any potential excise taxes that might be imposed by reason of the merger, which in turn reduced our contractual obligation to pay additional amounts to such executive officers to compensate for the incremental cost of such excise taxes. The "spread" payable upon SAR exercise was paid in the following number of shares of our common stock (without reduction for the tax withholding that was applied to the payment): Johns—379,641 shares; Bielen—114,669 shares; Long—28,401 shares; Thigpen—51,567 shares.

(2)
The value of the shares paid (without reduction for the tax withholding that was applied to the payment). For SARs, the value is based on our stock's value on the date the SAR was exercised. For RSUs, the value is based on our stock's value on the date the RSUs vested. For PSUs, the value is based on our stock's value on the date the PSUs were paid.

(3)
The number of shares shown includes the following (without reduction for the tax withholding that was applied to the payments):

Johns—82,738 shares upon the vesting of RSUs and 182,800 shares upon the earn-out of performance shares.

Bielen—18,355 shares upon the vesting of RSUs and 41,000 shares upon the earn-out of performance shares.

Long—8,626 shares upon the vesting of RSUs and 21,800 shares upon the earn-out performance shares.

Temple—2,429 shares upon the vesting of RSUs and no shares upon the earn-out of performance shares.

Thigpen—14,313 shares upon the vesting of RSUs and 32,800shares upon the earn-out of performance shares.

Mr. Bielen elected to defer a portion of his vested RSUs.

The amounts shown in the above table reflect SAR exercises, RSU vesting and PSU payments occurring in 2014. None of the performance shares or RSUs that became vested and payable in 2015 upon the occurrence of the merger are referenced in the above table.

Post-Employment Benefits

        This table contains information about benefits payable to the named executives upon their retirement.

Pension Benefits Table
Name (a)	Plan Name (b)	Number of years credited service (#) (c)(1)	Present value of accumulated benefit ($) (d)(2)	Payments during the last fiscal year ($) (d)
Johns	Pension	21	$917,450	$—
	Excess Benefit	21	10,335,789	—

	Total		$11,253,239	$—

Bielen	Pension	24	$680,163	$—
	Excess Benefit	24	2,864,030	—

	Total		$3,544,193	$—

Long	Pension	21	$846,394	$—
	Excess Benefit	21	2,204,163	—

	Total		$3,050,557	$—

Temple(3)	Pension	2	$19,309	$—
	Excess Benefit	2	26,820	—

	Total		$46,129	$—

Thigpen	Pension	31	$1,037,367	$—
	Excess Benefit	31	3,483,180	—

	Total		$4,520,547	$—

(1)
The number of years of service that are used to calculate the executive's benefit under each plan, as of December 31, 2014.

(2)
The actuarial present value of the executive's benefit under each plan as of December 31, 2014. The valuation method and material assumptions that we used to calculate these amounts are set forth in Note 16, Employee Benefit Plans of the Notes to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2014.

(3)
Mr. Temple is not currently vested in his pension benefits

Discussion of Pension Benefits Table

        We have "defined benefit" pension plans to help provided our employees with retirement security.

  Pension Plan

        Almost all of our full-time employees participate in our tax qualified pension plan. The plan provides different benefit formulas for three different groups: 1) the "grandfathered group"—any employee employed on December 31, 2007 whose age plus years of service total 55 of more as of that date; 2) the "non-grandfathered group"—any employee employed on December 31, 2007 whose age plus years of service was less than 55 as of that date; and 3) the "post-2007 group"—any employee first hired after December 31, 2007 or any former employee who is rehired after that date.

        Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen are grandfathered employees; and Mr. Temple is a post 2007 hire.

        For both grandfathered and non-grandfathered employees, the monthly life annuity benefit payable under the plan at normal retirement age (usually age 65) for service before 2008 equals:

  •
  1.1% of the employee's final average pay times years of service through 2007 (up to 35 years), plus

  •
  0.5% of the employee's final average pay over the employee's Social Security covered pay times years of service through 2007 (up to 35 years), plus

  •
  0.55% of the employee's final average pay times years of service through 2007 (over 35 years).

        For service after 2007, grandfathered employees continue to earn a monthly life annuity benefit payable at normal retirement age (usually age 65), calculated as follows:

  •
  1.0% of the employee's final average pay times years of service through 2007 (up to 35 years minus service before 2008), plus

  •
  0.45% of the employee's final average pay over the employee's Social Security covered pay times years of service through 2007 (up to 35 years minus service before 2008), plus

  •
  0.50% of the employee's final average pay times the lesser of years of service after 2007 and total years of service minus 35 years,

  •
  but no less than the benefit the employee would have received had he been a non-grandfathered employee.

        For service after 2007, non-grandfathered employees earn a hypothetical account balance that is credited with pay credits and interest credits. Pay credits for a year are based on a percentage of eligible pay for that year, as follows:

Credited Service	% of Pay Credit
1 - 4 years	4%
5 - 8 years	5%
9 - 12 years	6%
13 - 16 years	7%
17 or more years	8%

        Final average pay for grandfathered employees is the average of the employee's eligible pay for the 60 consecutive months that produces the highest average. (However, if the employee's average eligible pay for any 36 consecutive months as of December 31, 2007 is greater than the 60-consecutive month average, the 36-month number will be used.) For non-grandfathered employees, final average pay is the average of the employee's eligible pay for the 36 consecutive months before January 1, 2008 that produces the highest average.

        Eligible pay includes base salary, overtime and AIP incentives. Pay does not include payment of performance shares, gains on SAR exercises, vesting of restricted stock units, severance pay, or other extraordinary items.

        Social Security covered pay is one-twelfth of the average of the Social Security wage bases for the 35-year period ending when the employee reaches Social Security retirement age. For non-grandfathered participants, Social Security covered pay is determined as of December 31, 2007. The wage base is the maximum amount of pay for a year for which Social Security taxes are paid. Social Security retirement age is between age 65 and 67, depending on the employee's date of birth.

        Unless special IRS rules apply, benefits are not paid before employment ends. An employee may elect to receive:

  •
  a life annuity (monthly payments for the employee's life only), or

  •
  a 50%, 75% or 100% joint and survivor annuity (the employee receives a smaller benefit for life, and the employee's designated survivor receives a benefit of 50%, 75% or 100% of the reduced amount for life), or

  •
  a 5, 10, or 15 year period certain and life annuity benefit (the employee receives a smaller benefit for life and, if the employee dies before the selected period, the employee's designated survivor receives the reduced amount until the end of the period), or

  •
  a lump sum benefit.

        If an employee chooses one of these benefit options, the benefit is adjusted using the interest rate assumptions and mortality tables specified in the plan, so it has the same value as the benefit determined by the plan formulas.

        An employee whose employment ends before age 65 may begin benefit payments after termination of employment. The benefit is reduced for commencement before age 65, so the benefit remains the actuarial equivalent of a benefit beginning at age 65.

        If an employee retires after age 55 with at least 10 years of service, the employee may take an "early retirement" benefit with respect to benefits earned through 2007, beginning immediately after employment ends. Mr. Johns, Ms. Long and Mr. Thigpen are eligible for early retirement. The early retirement benefit for pre-2008 service is based on the pension plan formula. The benefit is reduced below the level of the age 65 benefit; however, the reduction for an early retirement benefit is not as great as the reduction for early commencement of a vested benefit. (For example, the early retirement reduction at age 55 is 50%; the actuarial reduction (using the plan interest rates and mortality tables) is 62%. At age 62, the early retirement reduction is 20%, and the actuarial reduction is 27%.)

  Nonqualified "Excess" Pension Plan

        Benefits under our tax qualified pension plan are limited by the Internal Revenue Code. We believe we should pay our employees the total pension benefit they have earned, without imposing these Code limits. Therefore, like many large companies, we have a nonqualified "excess" benefit pension plan that makes up the difference between: 1) the benefit determined under the tax qualified plan formula, without applying these limits; and 2) the benefit actually payable under the tax qualified plan, taking these limits into account.

        Benefits under the excess plan with respect to service before 2005 are paid at the same time and in the same form as the related benefits from our tax qualified pension plan. Benefits under the excess plan with respect to service after 2004 are paid after the participant's termination of employment in the form elected by the participant. In general, an officer who was a participant in the excess plan in 2008 had to elect a form of payment in that year. Other officers must make the election before the date participation in the excess plan begins. Payment is made from our general assets (and is therefore subject to the claims of our creditors), and not from the assets of the tax qualified plan.

NONQUALIFIED DEFERRED COMPENSATION

        This table has information about the named executives' participation in our nonqualified deferred compensation plan in 2014.

Nonqualified Deferred Compensation Table

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE ($) (f)(3)
Johns	$4,448,337	$114,938	$7,907,584	$—	$31,329,334
Bielen	$2,137,149	$39,324	$2,928,252	$—	$11,192,089
Long	$38,260	$24,077	$968,863	$54,849	$3,776,202
Temple	$—	$7,934	$2,041	$—	$9,975
Thigpen	$69,620	$33,403	$68,077	$194,160	$470,228
(1)
These amounts include the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation paid to the officer in 2014: Johns—$38,833; Bielen—$20,833; Long—$17,900. These amounts include the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table as compensation paid to the officer in 2014: Johns—$88,920; Bielen—$32,400; Long—$20,360; Thigpen—$69,620. These amounts include the following amounts that include the deferral of vested RSUs and PSAs: Johns—$4,320,584; Bielen $2,083,916.

(2)
These amounts are supplemental matching contributions made to the officer's account in 2014 with respect to the officer's participation in our 401(k) plan during 2013. These amounts are reported in the Summary Compensation Table as compensation for 2013.

(3)
These amounts reflect the following amounts that have been reported as compensation to the officer in previous proxy statements: Johns—$18,858,475; Bielen—$6,087,364; Long—$2,799,851; Temple—N/A; Thigpen—$493,288.

Discussion of Nonqualified Deferred Compensation Table

  Deferrals by Our Officers

        The named executives and other key officers can elect to participate in our nonqualified deferred compensation plan. An officer who defers compensation under the plan does not pay taxes on the compensation at that time. Instead, the officer pays taxes on the compensation (and any earnings on the compensation) only when the officer receives the compensation and earnings from the plan.

        Eligible officers may defer: 1) up to 25% of their base salary; 2) up to 85% of any AIP incentive; and/or 3) up to 94% of the shares of common stock payable when performance shares or restricted stock units are earned.

        An election to defer base salary for a calendar year must be made by December 31 of the previous year. An election to defer an AIP incentive for a calendar year must be made by June 30 of that year. An election to defer earned performance shares must be made by June 30 of the last year in the award's performance period. An election to defer earned restricted stock units must be made within 30 days after the date of the award.

        Deferred compensation accrues earnings based on the investment choices available under the plan. For deferred base salary and AIP incentives, prior to the closing of the Merger, the officer could choose between our common stock and 9 mutual funds. As of the closing of the Merger, our common stock will no longer be an investment election under the plan. Prior to the closing of the merger, all earnings on deferred performance shares and restricted stock units are based on the performance of our common stock. The 2014 investment returns for each of the investment choices were:

Investment Choice	Return
Wells Fargo Advantage Cash Money Market	0.01%
American Funds Balanced	9.16%
Dodge and Cox	10.40%
Wells Fargo Advantage Index	13.39%
Vanguard Index	12.43%
American Funds Growth	9.61%
Invesco Mid Cap Core Equity	4.51%
Nueberger Berman Genesis	(0.31)%
Franklin Templeton Foreign	(15.93)%
Protective Stock Fund	39.30%

        An officer may elect to receive payments in a lump sum or in up to 10 annual installments. An officer may elect to receive a deferred amount (and earnings) upon termination of employment. The officer may not change this election. An officer may instead elect to receive a deferred amount (and earnings) on a fixed date (before the officer's 70th birthday). An officer may also request a distribution if the officer has an extreme and unexpected financial hardship, as determined under IRS rules.

  Supplemental Matching

        We make supplemental matching contributions to the account of eligible officers. These contributions provide matching that we would otherwise contribute to our tax qualified 401(k) plan, but which we cannot contribute because of Internal Revenue Code limits on 401(k) plan matching. For a calendar year, the supplemental match that an officer receives is:

  •
  the lesser of

  •
  4% of the officer's base salary and AIP incentive during the year, and

  •
  the amount the officer deferred under both our 401(k) plan and our nonqualified deferred compensation plan during the year; minus

  •
  the actual match the officer received in the 401(k) plan for that year, applying the Internal Revenue Code limits.

        Half of an officer's supplemental matching has earnings that are based on the performance of our common stock. Prior to the closing of the merger, the officer could choose between our common stock and 9 mutual funds (the same funds available under the nonqualified deferred compensation plan) for the remaining matching. Supplemental matching is paid only after termination of employment. The officer can elect payment in a lump sum or in up to 10 annual installments.

  Other Provisions

        Investment choices must be in 1% increments. An officer may transfer money between the mutual funds on any business day. An officer may not transfer money into or out of our common stock. An officer may elect to receive dividend equivalents on deferred stock in cash, instead of having them reinvested. We do not provide any above-market or preferential earnings rates, and do not guarantee that an officer's investments will make money.

        If an officer terminates employment due to death or disability, the officer's plan balance is paid immediately in a lump sum. Amounts invested in mutual funds are paid in cash. Amounts invested in our common stock that were payable in 2014 were paid in shares of stock. After the closing of the merger, all amounts invested will be payable in cash.

Potential Payments upon Termination or Change of Control

Termination of Employment and Change In Control

        Our policies regarding potential payments that could occur by reason of a termination or a change in control have been affected by the merger. As noted above, the merger constituted a change in control under our LTIP and triggered the accelerated vesting and payment of outstanding awards under the LTIP, including awards that were not yet vested. Additionally, effective upon the merger, the employment continuation agreements that would have applied to each of our named officers replaced due to the change in control were superseded by new employment agreements with the Company (the "Employment Agreements").

        The applicable disclosure rules would have us describe the effects of a change in control and of a termination of employment without regard to a change in control assuming a change in control or a termination of employment, as the case may be, occurred as of December 31, 2014, the last day of our most recently ended fiscal year. Given that the merger closed in close proximity to our year end, and affects significantly the disclosure on these matters, to provide more useful and more accurate information, we describe below the consequences that would have occurred had a change in control or termination of employment occurred at the effective time of the merger.

  Long-Term Incentive Plan

        Upon the merger, all outstanding performance share awards granted in 2013 and 2014 became payable based on the actual level of achievement that would have applied with respect to such awards had the performance period ended at December 31, 2014, the last fiscal year ended prior to the merger. The performance period for the awards granted in awards granted in 2012 ended December 31, 2014 and such awards were therefore not affected by the merger. The amounts to be received by each of the named executive officers in respect of the outstanding 2013 and 2014 performance share awards are: Mr. Johns, $20,412,000; Mr. Bielen, $5,334,000; Ms. Long, $2,793,000; Mr. Temple, $2,016,000; and Mr. Thigpen, $4,004,000.

        Additionally, upon the consummation of the merger, all unvested restricted stock units became vested and payable, and were cancelled for a cash payment based on the per share value paid in the merger. The amounts received by each of the named executive officers in respect of their restricted stock units outstanding at the merger are: Mr. Johns, $8,365,840; Mr. Bielen, $2,044,840; Ms. Long, $1,064,280; Mr. Temple, $569,310; and Mr. Thigpen, $1,581,510.

        All SARs that had been granted prior to the merger had already vested in accordance with their terms. Any SARs outstanding at the closing of the merger were cancelled for a cash payment based on the per share value paid in the merger minus the base price of the SAR. None of the named executive officers held any unexercised SARs at the time the merger became effective.

  Employment Agreements

        Upon consummation of the merger, the Employment Agreements became effective for our named executives. These Agreements replaced previously effective employment continuation agreements, which would have provided the affected executives assurances regarding the terms and conditions of their continued employment and enhanced severance benefits. Under the terms of each of our executive officer's Employment Agreement, the executive agrees to remain employed by the Company for a period of three years following the closing of the merger, in the position and with the title specified in the Employment Agreement. The Employment Agreements provide, among other things, the minimum compensation and benefits that each executive will be entitled to receive for their continuing services (including minimum base salaries; minimum annual bonus amounts; minimum long-term incentive compensation opportunities and the terms and conditions thereof (including normal and early retirement provisions); and retention payments). Pursuant to the Employment Agreements, each officer agrees, for the benefit of the Company, to certain adjustments to the circumstances under which he or she would have the right to terminate employment and receive payment of the stated severance benefits, including foregoing certain claims arising from changes in their duties arising by reason of the merger.

        As an inducement for the executives to enter into the Employment Agreements and remain employed following the closing of the merger, each officer, except Mr. Johns, will receive a retention payment for continuing in the Company's employ. Mr. Johns has agreed that he will not receive any retention payment. In the case of Mr. Bielen, Ms. Long, Mr. Temple and Mr. Thigpen, this retention payment is payable in three equal installments on each of the first three anniversaries of the closing, generally subject to the executive's continued employment through such date (except in the case of death and disability, or involuntary termination without cause or resignation for good reason, as defined in the Employment Agreement). In the event that any executive becomes entitled to receive severance benefits under the Employment Agreements, the retention payment paid or payable will reduce the severance benefits otherwise payable.

        If the executive stays employed for three years and receives the full amount of any retention payments available, no severance benefits will be payable to the executive under the terms of the Employment Agreements upon a termination of employment for any reason following the three-year term. If such an executive quits for good reason or is terminated without cause after the second anniversary, but before the third anniversary, of the effective time, the only severance benefit payable to such executive under the Employment Agreement will be the last installment of the retention payments.

        If, prior to the second anniversary of the closing of the merger, the employment of any of the named executive officers, including Mr. Johns, is terminated without cause, or such officer resigns for "good reason," such officer will receive the following special termination benefits (subject, as noted above, to an offset for any retention payment received):

  1)
  a lump sum cash severance payment equal to 3 times the sum of:

  a)
  the officer's annual salary as in effect at the time of the merger agreement was executed,

  b)
  the average of the officer's AIP incentive payments for the 3 years preceding 2014, and

  c)
  the average of the value of the long-term incentives granted to the officer over the 3 years preceding 2014.

  2)
  a lump sum cash payment equal to the officer's target AIP incentive for the year in which the officer's termination occurs. (If termination is on or after December 31, the payment is based on the actual achievement of the performance goals for that year).

  3)
  a cash lump sum supplemental retirement benefit, determined by:

  a)
  calculating the officer's benefit at age 65 under our pension plan and excess benefit plan after giving the officer credit for 3 extra years of service,

  b)
  Subtracting the officer's actual benefit at age 65 under these plans, and

  c)
  Determining the actuarial lump sum value of the resulting amount, using the pension plan's standard actuarial table and an interest rate of the 10-year Treasury Note rate plus 0.75%.

  4)
  continuation of the officer's medical, dental, disability and life insurance, and other welfare benefits, for 2 years after the officer's termination date (or the cash equivalent value of such coverage). The obligation to continue any such coverage will end if the officer gets comparable benefits from another employer. If a medical or dental benefit plan is self-insured by the Company, then coverage under the plan generally continues for 18 months, and the officer receives an additional cash payment equal to the cost of 6 months of coverage under that plan.; and

  5)
  tax reimbursement payments that will put the officer in the same after-tax position that the officer would be in if the excise tax imposed under the Internal Revenue Code with respect to so-called parachute payments did not apply to the executive in respect to payments received from the Company.

        Termination is for good reason if any of these events occurs without the officer's written consent: 1) there is a material adverse change in the officer's duties, authority or responsibilities from those specified in the Employment Agreement; 2) we fail to provide the officer with the promised level of compensation during the 2-year period following the merger; or 3) we require the officer to work in an officer that is more than 20 miles from the office where they worked before the merger.

  Nonqualified Deferred Compensation Plan; Excess Benefit Plan

        Upon the closing of the merger, to the extent that an officer had investments in Company stock, the value of such investments was transferred to other investments available under the plan. Also, if an officer's employment is terminated after the closing of the merger, the officer's benefits under our excess benefit plan will be paid in a cash lump sum using the pension plan's standard actuarial table and an interest rate equal to the lesser of 1) the 10-year Treasury Note rate plus 0.75% and 2) the interest rate used for determining lump sum payments under the pension plan.

Retention Payments

        The table set forth below lists the retention payments that will be made to each of the named executive officers (other than Mr. Johns) under their Employment Agreements, subject to such executive's continued performance of services until the date of such retention payment.

Name	Amount payable if employed on first anniversary of the effective date	Amount payable if employed on second anniversary of the effective date	Amount payable if employed on third anniversary of the effective date	Total retention payments payable if employed for three years following the effective date
John D. Johns	$0	$0	$0	$0
Richard J. Bielen	$1,627,381	$1,627,381	$1,627,380	$4,882,142
Deborah J. Long	$1,016,404	$1,016,404	$1,016,403	$3,049,211
Michael G. Temple	$679,770	$679,770	$679,770	$2,039,310
Carl S. Thigpen	$1,322,800	$1,322,800	$1,322,799	$3,968,399

Summary of Termination Benefits

        The following table shows the amounts that would have been available to each named executive, if the executive had terminated his or her employment for "good reason," or been terminated without cause, under the Employment Agreements at the effective time of the merger. No separate calculation is provided for benefits payable following a change in control because the merger was a change in control and the effect of the merger is factored into the other circumstances listed in the table. No amount is reported for early retirement or death or disability, as all outstanding LTIP awards were paid out pursuant to the merger (in the amounts reported above), without regard to any named executive officer's termination and awards to be made in respect of compensation payable for 2015 services were not made or determined as of the date of the merger (or as of the date of this filing). Accordingly, no incremental amounts would have been payable due to any such termination occurring on the date of the merger. No incremental amounts would have been payable to any such named executive officer had his or her employment terminated on the closing date of the merger either due to a voluntary termination by the executive without good reason or due to a termination by the Company for cause.

Name	Cash(1)	Pensions/ NQDC(2)	Perquisites/ Benefits(3)	Tax Reimbursement(4)	Total
John D. Johns, Chairman of the Board, President and Chief Executive Officer	$20,804,716	$1,738,377	$20,564	$20,041,196	$42,604,853
Richard J. Bielen, Vice Chairman and Chief Financial Officer	$7,034,523	$561,328	$41,061	$6,146,246	$13,783,158
Deborah J. Long, Executive Vice President, Secretary & General Counsel	$4,358,115	$483,431	$24,113	$3,623,068	$8,488,727
Michael G. Temple, Executive Vice President & Chief Risk Officer	$2,509,650	—	$13,381	$2,431,313	$4,954,344
Carl S. Thigpen, Executive Vice President & Chief Investment Officer	$5,694,949	$530,656	$27,157	$4,759,590	$11,012,352
(1)
Includes the following amounts which are payable under the Employment Agreements, in the event of a termination without cause or a resignation for good reason that occurs at any time:

  •
  Johns—$19,537,216 severance payment and $1,267,500 payment of AIP incentive.

  •
  Bielen—$6,509,523 severance payment and $525,000 payment of AIP incentive.

  •
  Long—$4,065,615 severance payment and $292,500 payment of AIP incentive.

  •
  Temple—$2,265,900 severance payment and $243,750 payment of AIP incentive.

  •
  Thigpen—$5,291,199 severance payment and $403,750 payment of AIP incentive.

(2)
Includes the value of the supplemental retirement benefit payable under the Employment Agreements. No amount is included for Mr. Temple because, as of the date of the merger, he had not yet satisfied the requirements to become vested in his supplemental retirement plan benefits.

(3)
Includes the value of continued coverage under the Company's medical, dental, disability and life insurance, and other welfare benefits, as provided under the Employment Agreements.

(4)
These amounts represent the tax reimbursement payments provided under the Employment Agreements assuming the executive's termination of employment occurred at the date of the merger.

2015 Compensation Program

        We engaged Towers Watson to assist us in designing a compensation program to implement following the closing of the merger in 2015. The compensation program is substantially consistent with our compensation programs prior to the closing of the merger. The 2015 programs will include an annual incentive component and long-term incentive component.

        Like the former AIP, for the 2015 Annual Incentive Plan, each executive will be provided with an annual incentive opportunity, expressed as a percentage of their base pay. The actual amount paid will, like the former AIP, depend on the achievement of pre-established objective goals. Performance goals for the 2015 Annual Incentive Plan are still being developed and finalized, but we expect they will continue to focus on earnings, returns, and expenses as well as maintaining an appropriate level of Risk Based Capital ("RBC").

        The Company intends to adopt a new Long Term Incentive Plan ("LTIP") for 2015. Performance share units granted under the old LTIP will be replaced with phantom performance units under the new LTIP. RSUs granted under the old LTIP will be replaced with phantom restricted share grants under the new LTIP. As with the Annual Incentive Plan, payouts under the phantom performance unit awards will depend on the achievement of pre-established objective goals. Performance goals for the phantom performance units are still being developed and finalized. Grants of both performance phantom units and phantom restricted share units will be made annually. Phantom restricted shares will vest based on continued service with the Company, with 50% of the award vesting after 3 years and 50% vesting after 4 years. Phantom performance units and phantom restricted stock units will pay out in cash when the award is earned and vested.

Compensation Policies and Practices as Related to Risk Management

        The Compensation Committee meets at least once a year with the Company's Chief Risk Officer to review incentive compensation arrangements in order to identify any features that might encourage unnecessary or excessive risk taking. In conducting this review, we considered numerous factors pertaining to each such program, including the following: the purpose of the program; the design of the plan, including risk adjustments; the number of participants, as well as key employees or employee groups; the total amount that could be paid under the program; the ability of the participants to take actions that could influence the calculation of the compensation payable; the scope of the risks that could be created by actions taken; alignment with the Company's risk appetite; and the manner in which our risk management policies and practices serve to reduce these risks. Based on this review, we have concluded that none of our programs create risks that are reasonably likely to have a material adverse effect on us or our shareowners.

 Director Compensation

        This table contains information about the 2014 compensation of our non-employee directors.

Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	All other compensation ($) (d)	Total ($) (e)
Robert O. Burton	$67,400	$75,000	$17,600	$160,000
Elaine L. Chao	$69,200	$75,000	$1,234	$145,434
Thomas L. Hamby	$76,200	$75,000	$16,764	$167,964
Vanessa Leonard	$96,400	$75,000	$16,849	$188,249
Charles D. McCrary	$67,400	$75,000	$10,504	$152,904
John J. McMahon, Jr.	$81,000	$75,000	$7,660	$163,660
Hans H. Miller	$75,300	$75,000	$17,778	$168,078
Malcolm Portera	$76,500	$75,000	$6,769	$158,269
C. Dowd Ritter	$62,600	$75,000	$16,385	$153,985
Jesse J. Spikes	$72,800	$75,000	$17,494	$165,294
William A. Terry	$69,800	$75,000	$7,249	$152,049
W. Michael Warren, Jr.	$69,800	$75,000	$16,468	$161,268
Vanessa Wilson	$75,300	$75,000	$1,234	$151,534

Discussion of Director Compensation Table

        This below discussion relates to the compensation of our directors in 2014. The compensation structure for directors in 2015 will be modified.

  Column (b)—Fees earned or paid in cash

  The 2014 cash compensation components were—

  •
  Board membership—$12,500 per quarter

  •
  Additional retainer for Audit Committee chair—$5,000 per quarter

  •
  Additional retainer for other Board committee chairs—$2,500 per quarter

        Cash retainers are paid in February, May, August, and November.

  Meeting Attendance Fees

  •
  Board meeting (or per day for multi-day meetings):

  •
  out-of-town director in person—$2,600

  •
  out-of-town director by telephone—$1,500

  •
  in-town director $1,500

  •
  Board committee meeting—$1,200

        For meetings held in Birmingham in 2014, our out-of-town directors were Secretary Chao, Ms. Leonard, Mr. Miller, Dr. Portera, Mr. Spikes, and Ms. Wilson.

  Column (c)—Stock Awards

        The amount in the table reflects the issuance on May 12, 2014, of 1,410 shares of our common stock to each Director as an annual stock retainer. This amount is based on the value of our stock on that date ($53.17).

        These grants were made under our Stock Plan for Non-Employee Directors.

  Column (d)—All Other Compensation

        If a director's spouse or appropriate guest travels with the director on Company business, we reimburse the director for the associated travel expenses if the spouse's or guest's presence on the trip is deemed necessary or appropriate for the purpose of the trip. When reimbursement of these expenses results in taxable income to the director, the Company provides the director a payment to cover the taxes that the director is expected to incur with respect to the reimbursement (and the related payment). In some situations, these tax reimbursement payments are paid in the year after the spouse's or guest's trip. The amount in this column reflects.

  •
  Reimbursement of associated travel expenses ($9,270) for the director's spouse or guest to each of Mr. Burton, Mr. Hamby, Mr. McCrary, Mr. Miller, Mr. Ritter, Mr. Warren, Mr. Spikes, and Ms. Leonard.

  •
  Tax reimbursements to the director as a result of reimbursement for travel expenses in 2013 to each of Mr. Burton ($7,096), Mr. Hamby ($5,885), Ms. Leonard ($6,345), Mr. McMahon ($6,426), Mr. Miller ($7,274), Mr. Portera ($5,535), Mr. Spikes ($6,990), Mr. Ritter ($5,881), Mr. Terry ($6,015), and Mr. Warren ($5,964).

  •
  Gifts valued at $1,234 to each of the directors other than Mr. Hamby, whose gift was valued at $1,609.

  Deferred Compensation Plan

        In 2014, directors were allowed to elect to defer their compensation. They could defer cash amounts into a common stock equivalent or an interest-bearing equivalent (earning interest at the 30-day LIBOR rate plus 0.75%). Directors could defer stock compensation only as common stock equivalents. The Company did not provide any above-market or preferential earnings rates, and did not guarantee that a director's investment in common stock equivalents would make money. Under the terms of the Deferred Compensation Plan for Non-Employee Directors, the balance of each director's account was paid out in full following the effective date of the merger.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        On February 1, 2015, the Company consummated an Agreement and Plan of Merger, pursuant to which the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, and our stock ceased to be publicly traded. By reason of this transaction, our executive officers and directors no longer hold shares of common stock of the Company. The Dai-ichi Life Insurance Company now owns 100% of the stock of the Company.

Item 13.    Certain Relationships and Related Transactions

        We review all relationships and transactions in which we and "related parties" (our directors, director nominees, executive officers, and their immediate family members) participate to determine if any related party has a direct or indirect material interest. Our General Counsel's Office is primarily responsible for developing and implementing processes to obtain the necessary information and for determining, based on the facts and circumstances, whether a direct or indirect material interest exists. We disclose any suck transactions in our Annual Report, as required by SEC rules.

        If the General Counsel's Office determines that a transaction may require disclosure under SEC rules, the General Counsel's Office will notify:

  •
  the Corporate Governance and Nominating Committee, if the transaction involves one of our directors or director nominees; otherwise

  •
  the Audit Committee.

        The relevant Board committee will approve or ratify the transaction only if it determines that the transaction is in our best interests. In considering the transaction, the committee will consider all relevant factors, including (as applicable):

  •
  our business rationale for entering into the transaction;

  •
  the alternatives to entering into the transactions;

  •
  whether the terms of the transaction are comparable to those that could be obtained in arms-length dealings with an unrelated third party;

  •
  the potential for the transaction to lead to an actual or apparent conflict of interest, and any safeguards imposed to prevent actual or apparent conflicts; and

  •
  the overall fairness of the transaction to us.

        Based on the information available to the Company's General Counsel's Office and to the Board, there have been no transactions between the Company and any related party since January 1, 2014, nor are any currently proposed, for which disclosure is required under the SEC rules.

Director Independence

        The Board reviewed the independence of all directors. Before the meeting at which the review occurred, each director was asked to supply the Board with complete information about the director's relationships with us and Dai-ichi Life. Our management provides additional information about transactions, relationships or arrangements between us and the directors or parties related to the directors. After review and discussion of the information provided to it, the Board affirmatively determined that all of our current non-employee directors (Leonard, McMahon, Shu, Spikes, Terry and Warren) are independent. Mr. Johns, Mr. Aizawa, Mr. Bielen, and Mr. Tsuyuki are our non-independent directors. The Board also determined that all members of the Audit Committee, the Compensation and Management Succession Committee, and the Corporate Governance and Nominating Committee are independent.

Item 14.    Principal Accountant Fees and Services

        The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2014 and 2013 with respect to various services provided to the Company and its subsidiaries:

	For The Year Ended December 31,
	2014	2013
	(Dollars In Millions)
Audit fees	$6.0	$6.3
Audit related fees	0.8	0.6
Tax fees	0.5	0.3
All other fees	—	—

	$7.3	$7.2

        Audit Fees were for professional services rendered for the audits of our consolidated financial statements, including integrated audits of our consolidated financial statements and the effectiveness of internal controls over financial reporting, audits (GAAP and statutory basis) of certain of our subsidiaries, issuance of comfort letters and consents, assistance with review of documents filed with the SEC and other regulatory authorities, and expenses related to the above services.

        Audit-Related Fees were for assurance and related services related to employee benefit plan audits, due diligence and accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

        Tax Fees were for services related to tax compliance, including the preparation and review of tax returns and claims for refund and tax planning and tax advice, including assistance with tax audits and appeals, advice related to acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.

        All other Fees include fees that are appropriately not included in the Audit, Audit-Related, and Tax categories.

        On February 20, 2015, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for the Company and its subsidiaries for the period ended February 2016. The Committee's policy is to pre-approve, generally for a 12-month period, the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Committee or its Chairman pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by PricewaterhouseCoopers LLP with respect to fiscal year 2014.

        In evaluating the selection of PricewaterhouseCoopers LLP as principal independent accountants for the Company and its subsidiaries, the Audit Committee considered whether the provision of the non-audit services described above is compatible with maintaining the independent accountants' independence. The Committee determined that such services have not affected PricewaterhouseCoopers LLP's independence. The Committee also reviewed the non-audit services performed in 2014 and determined that those services were consistent with our policy. In addition, the Audit Committee considered the non-audit professional services that PricewaterhouseCoopers LLP will likely be asked to provide for us during 2015, and the effect which performing such services might have on audit independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

    The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 233 of this report.

  3.
  Exhibits:

    For a list of exhibits, refer to the "Exhibit Index" filed as part of this report beginning on the following page and incorporated herein by this reference.

    The exhibits to this report are included to provide you with information regarding the terms thereof and are not intended to provide any other factual or disclosure information about the Company or the other parties thereto or referenced therein. Such documents may contain representations and warranties by the parties to such documents that have been made solely for the benefit of the parties specified therein. These representations and warranties (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable document, which disclosures are not necessarily reflected in the documents, (iii) may apply standards of materiality in a way that is different from what may be viewed as material to you, and (iv) were made only as of the date or dates specified in the documents and are subject to more recent developments. Accordingly, the representations and warranties contained in the documents included as exhibits may not describe the actual state of affairs as of the date they were made or at any other time.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$301,314	$86,420	$257,573
Service fees from subsidiaries*	213,093	178,420	160,373
Net investment income	64,776	65,389	63,817
Realized investment gains (losses)	(2,786)	15,040	(10,596)
Other income	6	194	—

Total revenues	576,403	345,463	471,167

Expenses
Operating and administrative	116,517	99,400	99,138
Interest—subordinated debt	33,873	33,873	37,598
Interest—other	84,528	90,636	94,974

Total expenses	234,918	223,909	231,710

Income before income tax and other items below	341,485	121,554	239,457
Income tax (benefit) expense
Current	10,605	35,250	(8,883)
Deferred	8,798	(16,936)	4,075

Total income tax expense (benefit)	19,403	18,314	(4,808)
Income before equity in undistributed income from subsidiaries*	322,082	103,240	244,265
Equity in undistributed income of subsidiaries	62,793	290,224	58,187

Net income	$384,875	$393,464	$302,452

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Net income	$384,875	$393,464	$302,452

Other comprehensive income (loss)	$924,010	$(1,242,656)	$751,278

Total other comprehensive income (loss)	$1,308,885	$(849,192)	$1,053,730

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Assets
Fixed maturities	$53,349	$45,263
Equity securities	46,441	43,639
Surplus notes from affiliate	800,000	800,000
Investments in subsidiaries (equity method)*	5,993,218	4,982,231

Total investments	6,893,008	5,871,133
Cash	62,465	56,845
Receivables from subsidiaries*	6,940	24,930
Property and equipment, net	1,017	1,234
Goodwill	10,275	10,275
Deferred income tax	13,949	11,693
Other assets	32,649	36,066

Total assets	$7,020,303	$6,012,176

Liabilities
Accrued expenses and other liabilities	$190,900	$148,059
Accrued income taxes	23,926	23,730
Debt	1,300,000	1,585,000
Subordinated debt securities	540,593	540,593

Total liabilities	2,055,419	2,297,382

Commitments and contingencies—Note 3
Shareowners' equity
Preferred stock
Common stock	$44,388	$44,388
Additional paid-in-capital	606,125	606,934
Treasury stock	(185,705)	(200,416)
Retained earnings, including undistributed income of subsidiaries: (2014—$3,267,715; 2013—$3,204,922)	3,082,000	2,769,822
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, all from subsidiaries, net of income tax: (2014—$796,960; 2013—$289,908)	1,480,068	538,400
Net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax; (2014—$2,208; 2013—$325)	4,101	603
Accumulated gain (loss)—derivatives, net of income tax: (2014—$(45); 2013—$(666))	(82)	(1,235)
Postretirement benefits liability adjustment, net of income tax: (2014 $(35,545); 2013—$(23,532))	(66,011)	(43,702)

Total shareowners' equity	4,964,884	3,714,794

Total liabilities and shareowners' equity	$7,020,303	$6,012,176

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$384,875	$393,464	$302,452
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	2,786	(15,040)	10,596
Equity in undistributed net income of subsidiaries	(62,793)	(290,224)	(58,187)
Depreciation expense	279	151	303
Receivables from subsidiaries	17,990	(15,918)	14,872
Deferred income taxes	8,798	(16,936)	4,075
Accrued income taxes	196	231	15,419
Accrued expenses and other liabilities	17,648	5,124	(2,539)
Other, net	14,192	12,948	7,329

Net cash provided by operating activities	383,971	73,800	294,320

Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,298	—	6,650
Sale of investments, available-for-sale	—	—	15,086
Cost of investments acquired, available-for-sale	(7,011)	(47,477)	(15,018)
Purchase of and/or additional investments in subsidiaries	(3,654)	(141,242)	(2,524)
Purchase of property and equipment	(62)	(1,346)	—

Net cash (used in) provided by investing activities	(9,429)	(190,065)	4,194

Cash flows from financing activities
Borrowings under debt	500,000	605,000	572,500
Principal payments on line of credit arrangements and debt	(785,000)	(420,000)	(676,650)
Repurchase of common stock	—	—	(106,201)
Payments to affiliates*	—	(14,500)	(31,500)
Dividends to shareowners	(72,697)	(61,186)	(56,228)
Withholdings of share-based payment arrangements settled in cash	(32,173)	—	—
Excess tax benefits from share-based payment arrangements	20,948	—	—
Other financing activities, net	—	—	—

Net cash (used in) provided by financing activities	(368,922)	109,314	(298,079)

Change in cash	5,620	(6,951)	435

Cash at beginning of year	56,845	63,796	63,361

Cash at end of year	$62,465	$56,845	$63,796

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

1. BASIS OF PRESENTATION

Nature of Operations

        On February 1, 2015, Protective Life Corporation (the "Company") became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan ("Dai-ichi Life"), when Dai-ichi Life purchased all outstanding shares of the Company's stock. Prior to February 1, 2015, and for the periods this report presents, the Company's stock was publicly traded on the New York Stock Exchange. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company ("PLICO") is the Company's largest operating subsidiary.

        The accompanying condensed financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto of Protective Life Corporation and subsidiaries included in this Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

        For the years ended December 31, 2013 and 2012, the Company revised certain amounts in the accompanying Statements of Income (Parent Company) due to an error which resulted in an adjustment to income tax expense and an offsetting adjustment to equity in undistributed income from subsidiaries. Total income tax expense (benefit) increased by $36.6 million and decreased by $9.6 million for the years ended December 31, 2013 and 2012, respectively. Equity in undistributed income of subsidiaries increased by $36.6 million and decreased by $9.6 million for the years ended December 31, 2013 and 2012, respectively. Net income for the years ended December 31, 2013 and 2012 was unaffected by the adjustment.

        In addition, a revision was made to the Statement of Cash Flows (Parent Company). Within the cash flows from operating activities for the year ended December 31, 2013, Equity in undistributed net income of subsidiaries decreased by $36.6 million, Deferred income taxes decreased by $33.9 million, Accrued expenses and other liabilities increased by $25.4 million, and Other, net increased by $33.9 million. Within the cash flows from investing activities for the year ended December 31, 2013, Purchase of and/or additional investments in subsidiaries increased by $11.2 million. Within the cash flows from operating activities for the year ended December 31, 2012, Equity in undistributed net income of subsidiaries increased by $9.6 million, Deferred income taxes increased by $3.5 million, Accrued expenses and other liabilities decreased by $6.5 million, and Other, net decreased by $3.5 million. Within the cash flows from investing activities for the year ended December 31, 2012, Purchase of and/or additional investments in subsidiaries decreased by $3.1 million. The net change in cash and the beginning of year and end of year cash balances were unchanged as of December 31, 2013 and 2012. The Company performed a qualitative and quantitative analysis and determined that these adjustments were immaterial to the previously issued financial statements. To ensure the periods presented were comparable the Company made the decision to revise prior period amounts, as presented within the current period financial statement presentation.

        The Company performed a qualitative and quantitative analysis and determined that these revisions did not have a material impact on these financial statements, however to ensure the prior years presented were comparable to the current year the adjustments described above were recorded in the financial statements included herein.

2. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

        Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$450,000	$485,000
4.875% Senior Notes (2004), due 2014	—	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	—	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000

	$1,300,000	$1,585,000

Subordinated debt securities (year of issue):
6.125% Subordinated Debentures (2004), due 2034, callable 2009	$103,093	$103,093
6.25% Subordinated Debentures (2012), due 2042, callable 2017	287,500	287,500
6.00% Subordinated Debentures (2012), due 2042, callable 2017	150,000	150,000

	$540,593	$540,593

        The Company's future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $150.0 million in 2018, $400.0 million in 2019, and $300.0 million thereafter.

        During the year ended December 31, 2014, $150.0 million of the Company's Senior Notes matured and were paid in full, along with applicable accrued interest.

        During 2014, the Company announced that it had issued notice to redeem the entire $100.0 million outstanding principal amount of the Company's 8.00% Senior Notes issued on October 9, 2009. The payment in respect of the redemption of the Senior Notes was made on October 15, 2014. In conjunction with this redemption, the Company wrote off $2.4 million of deferred issue costs.

        During the year ended December 31, 2013, $250.0 million of the Company's Senior Notes matured and were paid in full, along with applicable accrued interest.

        Under a revolving line of credit arrangement that was in effect until February 2, 2015 (the "Credit Facility"), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our senior unsecured long-term debt ("Senior Debt"), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate,

(y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provided for a facility fee at a rate, 0.175%, that could vary with the ratings of our Senior Debt and that was calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The Credit Facility provided that the Company was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility was July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2014. There was an outstanding balance of $450.0 million bearing interest at a rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2014. As of December 31, 2014, PLICO had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of December 31, 2014.

        On February 2, 2015, the Company amended and restated the Credit Facility (the "2015 Credit Facility"). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company's Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company's Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility or the 2015 Credit Facility as of February 2, 2015. There was an outstanding balance of $390.0 million bearing interest at a rate of LIBOR plus 1.20% when the Credit Facility was amended and restated by the 2015 Credit Facility on February 2, 2015. The $55.0 million Letter of Credit, which PLICO executed under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company, remained undrawn as of February 2, 2015.

        The Company has also accessed capital from subordinated debt securities issued to a wholly owned subsidiary trust of which $103.1 million was outstanding as of December 31, 2014 and 2013. Securities currently outstanding were offered through a trust (PLC Capital Trust V). The trust was formed solely to issue preferred securities ("TOPrS") and use the proceeds thereof to purchase the Company's subordinated debentures. The sole assets of the trust are these subordinated debt securities. The Company irrevocably guarantees the principal obligations of the trust. Under the terms of the subordinated debentures, the Company has the right to extend interest payment periods up to five consecutive years. Consequently, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the trusts during any such extended interest payment period.

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

        During 2013, the Company's 4.30% Senior Notes issued in 2003 matured. The maturity resulted in the payment of $250.0 million of principal to the holders of the senior notes on June 2, 2013. The Company borrowed an additional $250.0 million from its Credit Facility to finance the final principal payment.

Interest Expense

        Interest expense on long-term debt and subordinated debt securities totaled $118.4 million, $124.5 million, and $132.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. The $6.1 million favorable variance was primarily related to a $7.6 million favorable variance resulting from paydowns of senior notes in 2014 partially offset by increased interest expense on the Company's credit facility of $1.5 million.

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

Year	Amount
(Dollars In Thousands)
2015	$1,233
2016	1,236
2017	1,233
2018	76,208

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

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2014, securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $430.1 million of the non-recourse funding obligations were held by the Company and our affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II's investment income on certain investments or premium income was below certain actuarially determined amounts. In addition, at the time Golden Gate II sold surplus notes for deposits into certain Delaware Trusts (the "Trusts") which in turn issued securities (the "Securities"), the Company agreed, under certain circumstances, to make certain liquidity advances to the Trusts not in excess of specified amounts of assets held in a reinsurance trust of which PLICO is the beneficiary and Golden Gate II is the grantor in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date. The obligation to make any such liquidity advance is subject to it having a first priority security interest in the residual interest in such reinsurance trust and in the surplus notes. As of December 31, 2014, no payments have been made under these agreements.

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the "First Amended and Restated Reimbursement Agreement"), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the "Second Amended and Restated Reimbursement Agreement"), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated

Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the "Third Amended and Restated Reimbursement Agreement"), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $930 million as of December 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $935 million in 2015. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of December 31, 2014, no payments have been made under these agreements.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during each quarter of 2014 and was $750 million as of December 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2014, no payments have been made under these agreements.

        On October 10, 2012, Golden Gate V and Red Mountain, indirect wholly owned subsidiaries of the Company, entered into a 20-year transaction to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is "non-recourse" to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2014, the principal balance of the Red Mountain note was $435 million. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $139.6 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by the Company if Golden Gate V's annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2014, no payments have been made under these agreements.

        The Company is party to into an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), a direct wholly owned insurance subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million LOC on December 31, 2014. No borrowings under this Letter of Credit were outstanding as of December 31, 2014. As of December 31, 2014, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

4. SHAREOWNERS' EQUITY

        Activity in the Company's issued and outstanding common stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2011	88,776,960	7,107,765	81,669,195
(Reissuance of)/deposits to treasury stock	—	3,531,702	(3,531,702)

Balance, December 31, 2012	88,776,960	10,639,467	78,137,493
(Reissuance of)/deposits to treasury stock	—	(439,953)	439,953

Balance, December 31, 2013	88,776,960	10,199,514	78,577,446
(Reissuance of)/deposits to treasury stock	—	(764,259)	764,259

Balance, December 31, 2014	88,776,960	9,435,255	79,341,705

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2014.

        On February 1, 2015, Dai-ichi Life acquired 100% of the Company's outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a wholly owned subsidiaries of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity.

5. SUPPLEMENTAL CASH FLOW INFORMATION

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Cash paid (received) during the year for:
Interest paid on debt	$121,327	$125,685	$131,473
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(6,106)	33,623	(30,110)
Noncash investing and financing activities:
Stock-based compensation	13,902	10,739	12,280

6. DERIVATIVE FINANCIAL INSTRUMENTS

        In connection with the issuance of non-recourse funding obligations by Golden Gate II, the Company has entered into certain support agreements with Golden Gate II obligating it to provide support payments to Golden Gate II under certain adverse interest rate conditions and to the extent of any reduction in the reinsurance premiums received by Golden Gate II due to an increase in the premium rates charged to PLICO under its third party yearly renewable term reinsurance agreements. Each of these agreements expires on July 10, 2052.

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

        As of December 31, 2014 and 2013, the Company included in its balance sheets a combined liability for these agreements of $6.1 million and $2.0 million, respectively. During the years ended December 31, 2014 and 2013, the Company included in its statements of income unrealized losses of $4.1 million and unrealized losses of $15.1 million, respectively.

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders' Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2014:
Life Marketing	$1,973,156	$14,077,360	$722,880	$349,698	$854,186	$554,004	$1,075,386	$175,807	$169,373	$151
Acquisitions	600,482	14,740,562	3,473	4,770,181	772,020	874,653	1,247,836	60,031	122,349	35,857
Annuities	684,574	1,015,928	120,850	7,190,908	149,825	465,845	316,449	(4,651)	118,632	—
Stable Value Products	621	—	—	1,959,488	—	107,170	35,559	380	1,413	—
Asset Protection	35,418	47,376	675,984	—	131,678	22,703	96,379	25,257	121,895	123,413
Corporate and Other	319	63,664	890	70,267	16,462	173,349	20,001	485	237,702	16,389

Total	$3,294,570	$29,944,890	$1,524,077	$14,340,542	$1,924,171	$2,197,724	$2,791,610	$257,309	$771,364	$175,810

For The Year Ended December 31, 2013:
Life Marketing	$2,071,470	$13,504,869	$812,929	$311,290	$796,109	$521,665	$1,143,132	$25,774	$163,174	$173
Acquisitions	799,255	15,112,574	4,680	4,734,487	519,477	617,298	851,386	72,762	78,244	24,781
Annuities	647,485	1,037,348	102,734	7,228,119	132,317	468,322	319,420	62,834	112,620	—
Stable Value Products	1,001	—	—	2,559,552	—	123,798	41,793	398	1,805	—
Asset Protection	50,358	49,729	628,176	1,556	138,404	23,179	101,696	30,505	119,321	130,225
Corporate and Other	646	67,805	1,296	64,181	18,149	163,819	22,330	625	220,807	18,141

Total	$3,570,215	$29,772,325	$1,549,815	$14,899,185	$1,604,456	$1,918,081	$2,479,757	$192,898	$695,971	$173,320

For The Year Ended December 31, 2012:
Life Marketing	$2,001,708	$12,733,602	$698,862	$277,919	$743,361	$486,463	$1,054,645	$45,079	$142,177	$161
Acquisitions	679,746	7,666,423	8,367	3,514,838	459,835	550,334	716,893	77,251	51,714	29,874
Annuities	491,184	1,102,577	103,316	7,372,470	97,902	504,345	369,622	45,319	101,247	—
Stable Value Products	1,399	—	—	2,510,559	—	128,239	64,790	947	2,174	—
Asset Protection	64,416	51,600	583,920	1,790	147,805	24,310	100,697	33,951	132,195	139,076
Corporate and Other	1,066	72,184	1,561	58,431	19,539	168,641	19,393	1,018	210,923	19,456

Total	$3,239,519	$21,626,386	$1,396,026	$13,736,007	$1,468,442	$1,862,332	$2,326,040	$203,565	$640,430	$188,567

(1)
Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)
Excludes Life Insurance

SCHEDULE IV—REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2014:
Life insurance in-force	$721,036,332	$388,890,060	$43,237,358	$375,383,630		11.5%

Premiums and policy fees:
Life insurance	2,603,956	1,205,528	349,934	1,748,362(1)		20.0
Accident/health insurance	81,037	42,741	20,804	59,100		35.2
Property and liability insurance	233,362	125,328	8,675	116,709		7.4

Total	$2,918,355	$1,373,597	$379,413	$1,924,171

For The Year Ended December 31, 2013:
Life insurance in-force	$726,697,151	$416,809,287	$46,752,176	$356,640,040		13.1%

Premiums and policy fees:
Life insurance	2,371,872	1,247,657	306,920	1,431,135	(1)	21.5
Accident/health insurance	45,263	20,011	24,291	49,543		49.0
Property and liability insurance	225,327	109,527	7,978	123,778		6.5

Total	$2,642,462	$1,377,195	$339,189	$1,604,456

For The Year Ended December 31, 2012:
Life insurance in-force	$706,415,969	$444,950,866	$30,470,432	$291,935,535		10.4%

Premiums and policy fees:
Life insurance	2,226,615	1,228,444	281,712	1,279,883	(1)	22.0
Accident/health insurance	38,875	12,065	29,412	56,222		52.3
Property and liability insurance	230,899	105,327	6,765	132,337		5.1

Total	$2,496,389	$1,345,836	$317,889	$1,468,442

(1)
Includes annuity policy fees of $167.1 million, $140.7 million, and $103.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
2014
Allowance for losses on commercial mortgage loans	$3,130	$3,265	$—	$(675)	$5,720

2013
Allowance for losses on commercial mortgage loans	$2,875	$7,093	$—	$(6,838)	$3,130

2012
Allowance for losses on commercial mortgage loans	$6,475	$6,240	$—	$(9,840)	$2,875

EXHIBIT INDEX

Exhibit Number
*2(a)	Master Agreement by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company, dated as of April 10, 2013, filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q filed August 2, 2013 (No. 001-11339).

*2(b)	Agreement and Plan of Merger, dated as of June 3, 2014, by and among The Dai-ichi Life Insurance Company, Limited, DL Investment (Delaware), Inc. and Protective Life Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

3(a)	Certificate of Incorporation of the Company effective as of February 1, 2015, filed herewith.

*3(b)	Amended and Restated Bylaws of the Company effective as of February 1, 2015, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

*4(a)	Reference is made to Exhibit 3(a) above (No. 001-12332).

*4(b)	Reference is made to Exhibit 3(b) above (No. 001-11339).

*4(c)	Certificate of Trust of PLC Capital Trust V, filed as Exhibit 4(cc) to the Company's Registration Statement on Form S-3 filed May 5, 2003 (No. 333-105003).

*4(c)(1)	Declaration of Trust of PLC Capital Trust V, filed as Exhibit 4 (ee) to the Company's Registration Statement on Form S-3 filed May 5, 2003 (No. 333-105003).

*4(c)(2)	Amended and Restated Declaration of Trust of PLC Capital Trust V filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 28, 2004 (No. 001-11339).

*4(c)(3)	Preferred Securities Guarantee Agreement, dated January 27, 2004 with respect to Preferred Securities issued by PLC Capital Trust V, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed January 28, 2004 (No. 001-11339).

*4(d)	Senior Indenture, dated as of June 1, 1994, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4(g) to the Company's Current Report on Form 8-K filed July 1, 1994 (No. 33-52831).

*4(d)(1)	Supplemental Indenture No. 11, dated as of December 11, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 7, 2007 (No. 001-11339).

*4(d)(2)	Supplemental Indenture No. 12, dated as of October 9, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 9, 2009 (No. 001-11339).

*4(d)(3)	Supplemental Indenture No. 13, dated as of October 9, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 9, 2009 (No. 001-11339).

*4(e)	Subordinated Indenture, dated as of June 1, 1994, between the Company and AmSouth Bank, as Trustee, filed as Exhibit 4(h) to the Company's Current Report on Form 8-K filed June 17, 1994 (No. 001-12332).

Exhibit Number
*4(e)(1)	Supplemental Indenture No. 7, dated as of January 27, 2004, to the Subordinated Indenture between the Company and The Bank of New York, as successor trustee, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 28, 2004 (No. 001-11339).

*4(e)(2)	Supplemental Indenture No. 9, dated as of May 18, 2012, to the Subordinated Indenture between the Company and the Bank of New York Mellon Trust Company, N.A., as successor to AmSouth Bank, as Trustee, filed as Exhibit 4.2 to The Company's Current Report on Form 8-K/A filed May 21, 2012 (No. 001-11339).

*4(e)(3)	Supplemental Indenture No. 10, dated as of August 20, 2012, to the Subordinated Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to AmSouth Bank, as Trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 20, 2012 (No. 001-11339).

*10(a)†	The Company's Long-Term Incentive Plan, Amended and Restated as of May 14, 2012, filed as Appendix B to the Company's 2012 Proxy Statement on Schedule 14A filed April 16, 2012 (No. 001-11339).

*10(a)(1)†	Form of Performance Share Award Letter under the Company's Long-Term Incentive Plan, filed as Exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed February 28, 2012 (No. 001-11339).

*10(a)(2)†	Form of Stock Appreciation Rights Award Letter under the Company's Long-Term Incentive Plan, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed November 9, 2004 (No. 001-11339).

*10(a)(3)†	Form of Restricted Stock Units Award Letter under the Company's Long-Term Incentive Plan, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).

*10(b)†	The Company's Annual Incentive Plan, Amended and Restated as of January 1, 2012, filed as Appendix A to the Company's 2012 Proxy Statement on Schedule 14A filed April 16, 2012 (No. 001-11339).

*10(c)†	The Company's Excess Benefit Plan, Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).

*10(c)(1)†	Amendment to the Company's Excess Benefit Plan dated April 17, 2014, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).

*10(d)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997 (No. 001-12332).

*10(d)(1)†	Form of the Company's Director Indemnity Agreement, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 5, 2010 (No. 001-11339).

*10(d)(2)†	Employment Agreement, dated June 3, 2014, between the Company and John D. Johns, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

Exhibit Number
*10(d)(3)†	Form of Employment Agreement between the Company and Executive Vice President, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(d)(4)†	Form of Employment Agreement between the Company and Senior Vice President, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(e)†	Form of the Company's Amended and Restated Employment Continuation Agreement with Executive Officer, filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-11339).

*10(e)(1)†	Form of the Company's Amended and Restated Employment Continuation Agreement with Senior Officer, filed as Exhibit 10(e)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-11339).

*10(e)(2)†	Form of the Company's Amended and Restated Employment Continuation Agreement with Key Officer, filed as Exhibit 10(e)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-11339).

*10(f)†	The Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as Amended and Restated as of December 31, 2008, filed as Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009 (No. 001-11339).

*10(g)†	The Company's Deferred Compensation Plan for Officers, as Amended and Restated as of January 1, 2009, and reflecting the December 31, 2010 Amendment, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 28, 2013 (No. 001-11339).

*10(g)(1)†	Amendment to the Company's Deferred Compensation Plan for Officers dated April 17, 2014, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).

*10(h)†	Stock Plan for Non-Employee Directors of the Company, as Amended and Restated as of May 13, 2013, filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q filed August 2, 2013 (No. 001-11339).

*10(i)	Amended and Restated Credit Agreement dated as of February 2, 2015, among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

*10(j)	Second Amended and Restated Lease Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

*10(k)	Second Amended and Restated Investment and Participation Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (001-11339).

Exhibit Number
*10(l)	Second Amended and Restated Guaranty dated December 19, 2013 by the Company in favor of Wachovia Development Corporation, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (001-11339).

*10(m)	Amended and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to Protective Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 (No. 001-131901).

*10(n)	Third Amended and Restated Reimbursement Agreement dated as of June 25, 2014 between Golden Gate III Vermont Captive Insurance Company and USB AG, Stamford Branch, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).±

*10(o)	Amended and Restated Guarantee Agreement dated as of August 7, 2013 between the Company and UBS AG, Stamford Branch, filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q filed November 4, 2013 (No. 001-11339).

*10(p)	Stock Purchase Agreement by and among RBC Insurance Holdings (USA) Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for purposes of Sections 5.14-5.17 and Articles 7.8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed October 28, 2010 (No. 001-11339).

*10(q)	Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No. 001-11339).±

*10(r)	Letter of Guaranty, dated as of December 10, 2010, between Protective Life Corporation and UBS AG, Stamford Branch, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No.001-11339).±

*10(s)	Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed August 5, 2011 (No. 001-11339).

14†	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 2, 2014, filed herewith.

*14(a)	Supplemental Policy on Conflict of Interest for the Company and all of its subsidiaries, revised August 30, 2010, filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (001-11339).

21	Principal Subsidiaries of the Registrant

24	Powers of Attorney

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the annual report on Form 10-K of Protective Life Corporation for the year ended December 31, 2014, filed on February 26, 2015, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii), the Consolidated Balance Sheets, (iv) Consolidated Statements of Shareowners' Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
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

PROTECTIVE LIFE CORPORATION
By:	/s/ STEVEN G. WALKER Steven G. Walker Senior Vice President, Controller and Chief Accounting Officer February 26, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS JOHN D. JOHNS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2015
/s/ RICHARD J. BIELEN RICH BIELEN	Vice Chairman and Chief Financial Officer (Principal Executive Officer) and Director	February 26, 2015
/s/ STEVEN G. WALKER STEVEN G. WALKER	Senior Vice President, Controller, and Chief Accounting Officer (Principal Executive Officer)	February 26, 2015
* SHINICHI AIZAWA	Director	February 26, 2015
* VANESSA LEONARD	Director	February 26, 2015
* JOHN J. MCMAHON, JR.	Director	February 26, 2015
* UNGYONG SHU	Director	February 26, 2015
* JESSE J. SPIKES	Director	February 26, 2015

Signature	Capacity in Which Signed	Date

* WILLIAM A. TERRY	Director	February 26, 2015
* SHIGEO TSUYUKI	Director	February 26, 2015
* W. MICHAEL WARREN, JR.	Director	February 26, 2015
*
John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. JOHNS JOHN D. JOHNS Attorney-in-fact