Form 10-Q
period 2015-03-31
PROTECTIVE LIFE CORP
filed 2015-05-08
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of  April 23, 2015:  1,000

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I

		Page
Item 1.	Financial Statements (unaudited):
	Consolidated Condensed Statements of Income for the Period of February 1, 2015 to March 31, 2015 (Successor), the Period of January 1, 2015 to January 31, 2015 (Predecessor) and For The Three Months Ended March 31, 2014 (Predecessor)	3
	Consolidated Condensed Statements of Comprehensive Income (Loss) for the Period of February 1, 2015 to March 31, 2015 (Successor), the Period of January 1, 2015 to January 31, 2015 (Predecessor) and For The Three Months Ended March 31, 2014 (Predecessor)	4
	Consolidated Condensed Balance Sheets as of March 31, 2015 (Successor) and December 31, 2014 (Predecessor)	5
	Consolidated Condensed Statement of Shareowner’s Equity for the Period of February 1, 2015 to March 31, 2015 (Successor) and for the Period of January 1, 2015 to January 31, 2015 (Predecessor)	7
	Consolidated Condensed Statements of Cash Flows for the Period of February 1, 2015 to March 31, 2015 (Successor), the Period of January 1, 2015 to January 31, 2015 (Predecessor), and For The Three Months Ended March 31, 2014 (Predecessor)	8
	Notes to Consolidated Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	73
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	139
Item 4.	Controls and Procedures	139

PART II

Item 1.	Legal Proceedings	139
Item 1A.	Risk Factors	140
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	148
Item 6.	Exhibits	149
	Signature	150

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Revenues
Premiums and policy fees	$509,008	$261,866	$815,896
Reinsurance ceded	(141,401)	(89,956)	(327,713)
Net of reinsurance ceded	367,607	171,910	488,183
Net investment income	288,872	175,180	538,163
Realized investment gains (losses):
Derivative financial instruments	33,641	(123,274)	(105,350)
All other investments	(35,056)	81,153	72,114
Other-than-temporary impairment losses	—	(636)	(423)
Portion recognized in other comprehensive income (before taxes)	—	155	(1,168)
Net impairment losses recognized in earnings	—	(481)	(1,591)
Other income	67,263	36,421	99,039
Total revenues	722,327	340,909	1,090,558
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2015 Successor - $117,208; 2015 Predecessor - $87,674; 2014 Predecessor - $304,832)	486,299	267,287	728,519
Amortization of deferred policy acquisition costs and value of business acquired	27,897	4,072	55,582
Other operating expenses, net of reinsurance ceded: (2015 Successor - $35,036; 2015 Predecessor - $17,056; 2014 Predecessor - $43,766)	115,304	68,368	181,252
Total benefits and expenses	629,500	339,727	965,353
Income before income tax	92,827	1,182	125,205
Income tax expense (benefit)	29,966	(327)	41,566
Net income	$62,861	$1,509	$83,639

Net income - basic		$0.02	$1.05
Net income - diluted		$0.02	$1.03
Cash dividends paid per share		$—	$0.20

Average shares outstanding - basic		80,452,848	79,608,461
Average shares outstanding - diluted		81,759,287	80,872,152

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Net income	$62,861	$1,509	$83,639
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(157,355); 2015 Predecessor - $259,738; 2014 Predecessor - $259,589)	(292,233)	482,370	482,093
Reclassification adjustment for investment amounts included in net income, net of income tax: (2015 Successor - $(131); 2015 Predecessor - $(2,244); 2014 Predecessor - $(2,023))	(242)	(4,166)	(3,756)
Change in net unrealized gains (losses) relating to other-than- temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $0; 2015 Predecessor - $(131); 2014 Predecessor - $2,429)	—	(243)	4,511
Change in accumulated (loss) gain - derivatives, net of income tax: (2015 Successor - $(12); 2015 Predecessor - $5; 2014 Predecessor - $316)	(23)	9	587
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2015 Successor - $31; 2015 Predecessor - $13; 2014 Predecessor - $235)	59	23	436
Change in postretirement benefits liability adjustment, net of income tax: (2015 Successor - $0; 2015 Predecessor - $(6,475); 2014 Predecessor - $(632))	—	(12,025)	(1,173)
Total other comprehensive income (loss)	(292,439)	465,968	482,698
Total comprehensive income (loss)	$(229,578)	$467,477	$566,337

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	Successor	Predecessor
	Company	Company
	As of	As of
	March 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2015 Successor - $38,170,605; 2014 Predecessor - $33,738,242)	$37,642,607	$36,775,989
Fixed maturities, at amortized cost (fair value: 2015 Successor - $528,828; 2014 Predecessor - $485,422)	551,320	435,000
Equity securities, at fair value (cost: 2015 Successor - $739,207; 2014 Predecessor - $778,744)	741,532	803,230
Mortgage loans (related to securitizations: 2015 Successor - $441,624; 2014 Predecessor - $455,250)	5,589,795	5,133,780
Investment real estate, net of accumulated depreciation (2015 Successor - $21; 2014 Predecessor - $246)	7,435	5,918
Policy loans	1,735,370	1,758,237
Other long-term investments	618,546	514,639
Short-term investments	256,303	250,645
Total investments	47,142,908	45,677,438
Cash	454,773	379,411
Accrued investment income	484,090	474,522
Accounts and premiums receivable	95,462	84,458
Reinsurance receivables	5,712,449	6,106,113
Deferred policy acquisition costs and value of business acquired	1,314,647	3,294,570
Goodwill	735,712	102,365
Other intangibles, net of accumulated amortization (2015 Successor - $6,886)	676,114	—
Property and equipment, net of accumulated depreciation (2015 Successor - $1,449; 2014 Predecessor - $118,487)	103,623	52,853
Other assets	148,505	316,207
Income tax receivable	—	—
Assets related to separate accounts
Variable annuity	13,339,653	13,157,429
Variable universal life	857,167	834,940
Total assets	$71,065,103	$70,480,306

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	Successor	Predecessor
	Company	Company
	As of	As of
	March 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,158,669	$29,944,890
Unearned premiums	691,119	1,574,077
Total policy liabilities and accruals	30,849,788	31,518,967
Stable value product account balances	1,923,684	1,959,488
Annuity account balances	10,846,606	10,950,729
Other policyholders’ funds	1,340,943	1,430,325
Other liabilities	1,835,545	1,621,168
Income tax payable	65,091	23,901
Deferred income taxes	1,406,560	1,545,478
Non-recourse funding obligations	641,600	582,404
Repurchase program borrowings	510,123	50,000
Debt	1,669,637	1,300,000
Subordinated debt securities	454,225	540,593
Liabilities related to separate accounts
Variable annuity	13,339,653	13,157,429
Variable universal life	857,167	834,940
Total liabilities	65,740,622	65,515,422
Commitments and contingencies - Note 10
Shareowner’s equity
Preferred Stock; (Predecessor) $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, 2015 (Successor) and 2014 (Predecessor) - $.01 par value and $.50 par value; shares authorized: 5,000 and 160,000,000; shares issued: 1,000 and 88,776,960, respectively	—	44,388
Additional paid-in-capital	5,554,059	606,125
Treasury stock, at cost (2014 Predecessor - 9,435,255)	—	(185,705)
Retained earnings	62,861	3,082,000
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(157,486); 2014 Predecessor - $796,960)	(292,475)	1,480,068
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $0; 2014 Predecessor - $2,208)	—	4,101
Accumulated gain (loss) - derivatives, net of income tax: (2015 Successor - $19; 2014 Predecessor - $(45))	36	(82)
Postretirement benefits liability adjustment, net of income tax: (2015 Successor - $0; 2014 Predecessor - $(35,545))	—	(66,011)
Total shareowner’s equity	5,324,481	4,964,884
Total liabilities and shareowner’s equity	$71,065,103	$70,480,306

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In-	Treasury	Retained	Comprehensive	Shareowner’s
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
	(Dollars In Thousands)
Predecessor Company
Balance, December 31, 2014	$44,388	$606,125	$(185,705)	$3,082,000	$1,418,076	$4,964,884
Net income for the period of January 1, 2015 to January 31, 2015				1,509		1,509
Other comprehensive income					465,968	465,968
Comprehensive income for the period of January 1, 2015 to January 31, 2015						467,477
Stock-based compensation		1,550				1,550
Balance, January 31, 2015	$44,388	$607,675	$(185,705)	$3,083,509	$1,884,044	$5,433,911

					Accumulated
		Additional			Other	Total
	Common	Paid-In-	Treasury	Retained	Comprehensive	Shareowner’s
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
	(Dollars In Thousands)
Successor Company
Balance, February 1, 2015	$—	$5,554,059	$—	$—	$—	$5,554,059
Net income for the period of February 1, 2015 to March 31, 2015				62,861		62,861
Other comprehensive loss					(292,439)	(292,439)
Comprehensive loss for the period of February 1, 2015 to March 31, 2015						(229,578)
Balance, March 31, 2015	$—	$5,554,059	$—	$62,861	$(292,439)	$5,324,481

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
		(Dollars In Thousands)
Cash flows from operating activities
Net income	$62,861	$1,509	$83,639
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	1,415	42,602	34,827
Amortization of DAC and VOBA	27,897	4,072	55,582
Capitalization of deferred policy acquisition costs	(49,191)	(22,489)	(58,461)
Depreciation and amortization expense	8,335	820	1,865
Deferred income tax	28,509	30,791	(19,101)
Accrued income tax	80,549	(32,803)	48,333
Interest credited to universal life and investment products	130,209	79,088	210,800
Policy fees assessed on universal life and investment products	(188,403)	(90,288)	(253,394)
Change in reinsurance receivables	11,571	(85,081)	(19,016)
Change in accrued investment income and other receivables	(6,242)	(5,789)	(13,635)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(112,286)	176,980	17,791
Trading securities:
Maturities and principal reductions of investments	27,556	17,946	25,257
Sale of investments	31,584	26,422	47,457
Cost of investments acquired	(75,342)	(27,289)	(37,070)
Other net change in trading securities	51,908	(26,901)	(20,589)
Amortization of premiums and accretion of discounts on investments	67,285	12,930	32,680
Change in other liabilities	(222,769)	238,592	2,744
Other, net	77,909	(149,889)	(70,973)
Net cash (used in) provided by operating activities	(46,645)	191,223	68,736
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	45,713	59,028	221,379
Sale of investments, available-for-sale	712,281	191,062	351,930
Cost of investments acquired, available-for-sale	(1,188,255)	(149,887)	(900,641)
Change in investments, held-to-maturity	(20,000)	—	(20,000)
Mortgage loans:
New lendings	(248,508)	(100,530)	(126,896)
Repayments	223,644	45,741	222,646
Change in investment real estate, net	21	7	62
Change in policy loans, net	16,502	6,365	22,634
Change in other long-term investments, net	(34,077)	(25,339)	(73,019)
Change in short-term investments, net	11,049	(40,314)	(41,199)
Net unsettled security transactions	5,100	37,510	45,145
Purchase of property and equipment	(709)	(649)	(3,073)
Sales of property and equipment	—	—	—
Net cash (used in) provided by investing activities	(477,239)	22,994	(301,032)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	155,000	—	25,000
Principal payments on line of credit arrangement and debt	(110,700)	(60,000)	(100,000)
Issuance (repayment) of non-recourse funding obligations	20,000	—	19,989
Repurchase program borrowings	460,123	—	125,000
Dividends to shareowners	—	—	(15,722)
Investment product deposits and change in universal life deposits	462,674	169,233	696,229
Investment product withdrawals	(471,218)	(240,147)	(577,210)
Other financing activities, net	68	(4)	—
Net cash provided by (used in) financing activities	515,947	(130,918)	173,286
Change in cash	(7,937)	83,299	(59,010)
Cash at beginning of period	462,710	379,411	466,542
Cash at end of period	$454,773	$462,710	$407,532

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc. a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company (the “Merger”). Prior to February 1, 2015, and for the periods reported as “predecessor”, the Company’s stock was publicly traded on the New York Stock Exchange and subsequent to the Merger date, the Company remains as an SEC registrant within the United States. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary.

The Merger was accounted for by the Company under the acquisition method of accounting under ASC Topic 805 Business Combinations. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. The Company elected to apply “pushdown” accounting by applying the guidance allowed by ASC Topic 805, Business Combinations, including the initial recognition of most of the Company’s assets and liabilities at fair value as of the acquisition date, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date. Goodwill of $735.7 million represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflects the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015 (Successor Company). The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Predecessor Company).

The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or shareowner’s equity.

Entities Included

The consolidated condensed financial statements for the predecessor and successor periods presented in this report include the accounts of Protective Life Corporation and subsidiaries and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Other than the accounting matters resulting from the application of pushdown accounting in connection with ASC Topic 805, the Company did not make significant changes to accounting policies during the three months ended March 31, 2015 except as noted below.

Intangible Assets

Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of distribution relationships, trade names, and technology. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized.

Value of Business Acquired

In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called VOBA, is based the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force.

Goodwill

Goodwill of $735.7 million was recognized in conjunction with the Merger as the excess of the purchase considerations over the fair value of identifiable assets acquired and liabilities assumed. The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount.

Property and Equipment

In conjunction with the Merger, property and equipment was recorded at fair value and will be depreciated from this basis in future periods based on the respective estimated useful lives. Real estate assets were recorded at appraised values as of the acquisition date. The Company has estimated the remaining useful life of the home office building to be 25 years. Land is not depreciated.

The carrying amounts of the Company’s fixed assets are as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	March 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Home office building	$65,102	$75,109
Land	24,920	—
Data processing equipment	10,377	40,919
Other, principally furniture and equipment	4,673	55,312
	105,072	171,340
Accumulated depreciation	1,449	118,487
Total property and equipment	$103,623	$52,853

Guaranteed Minimum Withdrawal Benefits

The Company also establishes reserves for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity (“VA”) products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be recorded at fair value using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  In conjunction with the merger the Company updated the fair value of the GMWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, the Company reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $266.1 million on the Merger date. As of March 31, 2015 (Successor Company), the net GMWB liability held was approximately $72.8 million.

Policyholder Liabilities

Insurance Liabilities and Reserves

In conjunction with the Merger and in accordance with ASC 805, insurance liabilities and reserves are recorded at fair value and the underlying contracts are considered to be new contracts, for measurement and reporting purposes as of the acquisition date.  Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. The Company’s results depend significantly upon the extent to which its actual claims experience is consistent with the assumptions the Company used in determining its reserves and pricing its products. The Company’s reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that it will pay for actual claims or the timing of those payments. As such, at the acquisition date, the Company updated the assumptions described above to reflect current best estimates and reserves were calculated in accordance with the methodology described below. VOBA was recorded to reflect the difference between the fair value of the contractual insurance liability and the reserve established.

Traditional Life, Health, and Credit Insurance Products

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. In accordance with ASC 805, the liabilities for future policy benefits on traditional life insurance products, when combined with the associated VOBA, have been recorded at fair value. These values were computed using assumptions that includes interest rates, mortality, lapse rates, expenses estimates, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

The Company establishes liabilities for fixed indexed annuity (“FIA”) products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815—Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products will be recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 15, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.

The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815—Derivatives and Hedging. The Company did not elect to value these FIA products at fair value prior to the merger date.  As a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944—Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB’s ASC Topic 815—Derivatives and Hedging. The Company did not elect to value these IUL products at fair value prior to the Merger date. As a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses)—Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 15, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944—Financial Services—Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of March 31, 2015 (Successor Company), are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of March 31, 2015 (Successor Company), the GMDB reserve was $31.1 million.

Property and Casualty Insurance Products

Property and casualty insurance products include service contract business, surety bonds, and guaranteed asset protection (“GAP”). Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

Reinsurance

The Company uses reinsurance extensively in certain of its segments and accounts for reinsurance and the recognition of the impact of reinsurance costs in accordance with the ASC Financial Services — Insurance Topic. The following summarizes some of the key aspects of the Company’s accounting policies for reinsurance.

Reinsurance Assets and Liabilities—Claim liabilities and policy benefits are calculated consistently for all policies in accordance with GAAP, regardless of whether or not the policy is reinsured. Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners and recorded as Reinsurance receivables on the balance sheet. The reinsurance receivables were recorded in the balance sheet using current accounting policies and the most current assumptions as of the merger date. As of the merger date, the Company also calculated the ceded VOBA associated with the reinsured policies. The reinsurance receivables combined with the associated ceded VOBA represent the fair value of the reinsurance assets. Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed by the Company’s actuarial staff to ensure that appropriate amounts are ceded.

The Company analyzes and monitors the credit worthiness of each of its reinsurance partners to minimize collection issues. For newly executed reinsurance contracts with reinsurance companies that do not meet predetermined standards, the Company requires collateral such as assets held in trusts or letters of credit.

Accounting Pronouncements Recently Adopted

Accounting Standards Update (“ASU”) No. 2014-08—Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  This Update changes the requirements for reporting discontinued operations and related disclosures. The Update limits the definition of a discontinued operation to disposals that represent “strategic shifts” that will have a major effect on an entity’s operation and financial results. Additionally, the Update requires enhanced disclosures about the components of discontinued operations and the financial effects of the disposal. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Company has reviewed the additional disclosures required by the Update, and will apply the revised guidance to any disposals occurring after the effective date.

ASU No. 2014-11—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This Update changes the requirements for classification of certain repurchase agreements, and will expand the use of secured borrowing accounting for repurchase-to-maturity transactions. In addition, the Update requires additional disclosures for repurchase agreements accounted for both as sales and as secured borrowings. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Update did not impact the Company’s financial position or results of operations. The Company has updated its policies and processes to ensure compliance with the additional disclosure requirements in this Update.

ASU No. 2014-17—Business Combinations (Topic 805).  This Update relates to “pushdown accounting”, which refers to pushing down the acquirer’s accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree’s standalone financial statements. The new guidance makes pushdown accounting optional for an acquiree that is a business or nonprofit activity when there is a change-in- control event (e.g., the acquirer in a business combination obtains control over the acquiree). In addition, the staff of the SEC released Staff Accounting Bulletin (“SAB”) No. 115, which rescinds SAB Topic 5J, “New Basis of Accounting Required in Certain Circumstances” (the SEC staff’s pre-existing guidance on pushdown accounting) and conforms SEC guidance on pushdown accounting to the FASB’s new guidance. The new pushdown accounting guidance became effective upon its issuance on November 18, 2014. Although now optional, the Company has applied pushdown accounting to its standalone financial statements effective with the Company becoming a wholly owned subsidiary of Dai-ichi Life on February 1, 2015. The presentation within this report for predecessor and successor periods is consistent with this Update.

Accounting Pronouncements Not Yet Adopted

ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606).  This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update is effective for annual and interim periods beginning after December 15, 2017. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

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

ASU No. 2015-03—Interest—Imputation of Interest. The objective of this Update is to eliminate diversity in practice related to the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Update is effective for fiscal years beginning after December 15, 2015, and requires revised presentation of debt issuance costs in all periods presented in the financial statements. The Company is reviewing its processes to ensure compliance with the revised guidance.

ASU No. 2015-05 — Intangibles — Goodwill and Other — Internal-Use Software - The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The Update is effect for annual and interim periods beginning after December 15, 2015. The Company is reviewing its policies and processes to ensure compliance with the revised guidance.

3.                                      DAI-ICHI MERGER

On February 1, 2015 the Company, subsequent to required approvals from the Company’s shareholders and relevant regulatory authorities, became a wholly owned subsidiary of Dai-ichi Life as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Dai-ichi Life and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, which provided for the Merger of DL Investment (Delaware), Inc. with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Dai-ichi Life. On February 1, 2015 each share of the Company’s common stock outstanding was converted into the right to receive $70 per share, without interest (the “Per Share Merger Consideration”). The aggregate cash consideration paid in connection with the Merger for the outstanding shares of common stock was approximately $5.6 billion and paid directly to the shareowners of record by Dai-ichi Life.  According to public statements by both companies, the Merger will provide Dai-ichi Life with a platform for growth in the United States, where it did not previously have a significant presence. In connection with the completion of the Merger, the Company’s previously publicly traded equity was delisted from the NYSE, although the Company remains an SEC registrant for financial reporting purposes in the United States.

The Merger was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. Goodwill of $735.7 million represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflects the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. None of the goodwill is tax deductible.

The following table summarizes the consideration paid for the acquisition and the preliminary determination of the fair value of assets acquired and liabilities assumed at the acquisition date:

Fair Value
As of
February 1, 2015
(Dollars In Thousands)
Assets
Fixed maturities	$38,363,025
Equity securities	745,512
Mortgage loans	5,580,229
Investment real estate	7,456
Policy loans	1,751,872
Other long-term investments	686,507
Short-term investments	316,167
Total investments	47,450,768
Cash	462,710
Accrued investment income	484,021
Accounts and premiums receivable	112,182
Reinsurance receivables	5,724,020
Value of business acquired	1,276,886
Goodwill	735,712
Other intangibles	683,000
Property and equipment	104,364
Other assets	120,762
Income tax receivable	15,458
Assets related to separate accounts
Variable annuity	12,970,587
Variable universal life	819,188
Total assets	$70,959,658
Liabilities
Future policy and benefit claims	$30,195,841
Unearned premiums	682,183
Total policy liabilities and accruals	30,878,024
Stable value product account balances	1,932,277
Annuity account balances	10,941,661
Other policyholders’ funds	1,388,083
Other liabilities	2,188,863
Deferred income taxes	1,535,556
Non-recourse funding obligations	621,798
Repurchase program borrowings	50,000
Debt	1,519,211
Subordinated debt securities	560,351
Liabilities related to separate accounts
Variable annuity	12,970,587
Variable universal life	819,188
Total liabilities	65,405,599
Net assets acquired	$5,554,059

As of the acquisition date, all contractual cash flows related to the Company’s historical and acquired receivables (as presented within this consolidated balance sheet) are expected to be collected.

Intangible assets recognized by the Company included the following (excluding goodwill):

	Estimated
	Fair Value on	Estimated
	Acquisition Date	Useful Life
	(Dollars In Thousands)	(In Years)
Distribution relationships	$405,000	14-22
Trade names	103,000	13-17
Technology	143,000	7-14
Total intangible assets subject to amortization	651,000

Insurance licenses	32,000	Indefinite
Total intangible assets	$683,000

Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.

Amortizable intangible assets will be amortized straight line over their assigned useful lives.  The following is a schedule of estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2015	$37,870
2016	41,313
2017	41,313
2018	41,313
2019	41,313

All tangible and intangible assets of the Company were allocated to applicable operating segments in connection with the recording of pushdown accounting.  The purchase price was also allocated to each operating segment in accordance with the determined fair value of the operating segments, such that the total reconciled with the total consideration paid in the merger.  Subtraction of the fair value of the tangible and intangible assets for each operating segment from the allocated purchase price of that operating segment resulted in the goodwill allocated to each operating segment. The amount of goodwill allocated to each operating segment is reflected in Note 18, Operating Segments.

Treatment of certain acquisition related costs

The Company recorded costs related to the Merger in either the predecessor or successor periods based on the specific facts and circumstances underlying each individual transaction. Certain of these costs were fully contingent on the consummation of the Merger on February 1, 2015 (Successor Company). These costs are not expensed in either the Predecessor or Successor Company Statement of Comprehensive Income (Loss). Liabilities for payment of these contingent costs are included in the opening balance sheet as of February 1, 2015 (Successor Company), and the nature and amount of the costs are discussed below.

Fees in the amount of $28.8 million which were paid to the Company’s financial advisor related to the Merger were recorded as liabilities as of the acquisition date. In accordance with the terms of the contract, payment of these fees was contingent on the successful closing of the Merger, and became payable on the date thereof.

Certain of the Company’s stock-based compensation arrangements provided for acceleration of benefits on the completion of a change-in-control event. Upon the completion of the Merger, benefits in the amount of $138.2 million became payable to eligible employees under these arrangements. Such accounts are recorded as liabilities as of the acquisition closing date. The portion of this payable that represented expense accelerated on the merger date was $25.4 million.

Treatment of Benefit Plans

At or immediately prior to the Merger, each stock appreciation right with respect to shares of Common Stock granted under any Stock Plan (each, a “SAR”) that were outstanding and unexercised immediately prior to the Merger and that had a base price per share of Common Stock underlying such SAR (the “Base Price”) that was less than the Per Share Merger Consideration (each such SAR, an “In-the-Money SAR”), whether or not exercisable or vested, was cancelled and converted into the right to receive an amount in cash less any applicable withholding taxes, determined by multiplying (i) the excess of the Per Share Merger Consideration over the Base Price of such In-the-Money SAR by (ii) the number of shares of Common Stock subject to such In- the-Money SAR (such amount, the “SAR Consideration”).

At or immediately prior to the effective time of the Merger, each restricted stock unit with respect to a share of Common Stock granted under any Stock Plan (each, a “RSU”) that was outstanding immediately prior to the Merger, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration by (ii) the number of RSUs.

The number of performance shares earned for each award of performance shares granted under any Stock Plan was calculated by determining the number of performance shares that would have been paid if the subject award period had ended on the December 31 immediately preceding the Merger (based on the conditions set for payment of performance share awards for the subject award period), provided that the number of performance shares earned for each award were not less than the aggregate number of performance shares at the target performance level. Each performance share earned that was outstanding immediately prior to the Merger, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration by (ii) the number of Performance Shares.

4.                                      MONY CLOSED BLOCK OF BUSINESS

In 1998, MONY converted from a mutual insurance company to a stock corporation (“demutualization”). In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for certain individuals’ participating policies in force as of the date of demutualization. Assets, liabilities, and earnings of the Closed Block are specifically identified to support its participating policyholders. The Company acquired the Closed Block in conjunction with the MONY acquisition.

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

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) (“AOCI”)) at the merger date represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-ichi Life, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as of February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.

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

Summarized financial information for the Closed Block as of March 31, 2015 (Successor Company), January 31, 2015 (Predecessor Company), and December 31, 2014 (Predecessor Company) is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	March 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$6,105,857	$6,138,505
Policyholder dividend obligation	251,458	366,745
Other liabilities	57,266	53,838
Total closed block liabilities	6,414,581	6,559,088
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,588,002	$4,524,037
Equity securities, available-for-sale, at fair value	—	5,387
Mortgage loans on real estate	427,624	448,855
Policy loans	761,749	771,120
Cash and other invested assets	56,536	30,984
Other assets	162,135	221,270
Total closed block assets	5,996,046	6,001,653
Excess of reported closed block liabilities over closed block assets	418,535	557,435
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of deferred tax benefit of $0 (2015 Successor), $0 (2015 Predecessor), and $0 (2014 Predecessor) net of policyholder dividend obligation of $(38,427) (2015 Successor), $194,686 (2015 Predecessor), and $106,886 (2014 Predecessor)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$418,535	$557,435

Reconciliation of the policyholder dividend obligation is as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$323,432	$366,745	$190,494
Applicable to net revenue (losses)	(12,855)	(1,369)	(6,680)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(59,119)	135,077	70,267
Policyholder dividend obligation, end of period	$251,458	$500,453	$254,081

Closed Block revenues and expenses were as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Revenues
Premiums and other income	$31,460	$15,065	$50,066
Net investment income (loss)	32,848	19,107	52,207
Net investment gains (losses)	634	568	5,019
Total revenues	64,942	34,740	107,292
Benefits and other deductions
Benefits and settlement expenses	55,771	31,152	96,326
Total benefits and other deductions	55,771	31,152	96,326
Net revenues before income taxes	9,171	3,588	10,966
Income tax expense	3,210	1,256	3,838
Net revenues	$5,961	$2,332	$7,128

5.             INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturities	$373	$6,891	$7,370
Equity securities	—	—	—
Impairments on fixed maturity securities	—	(481)	(1,591)
Impairments on equity securities	—	—	—
Modco trading portfolio	(33,160)	73,062	66,303
Other investments	(2,269)	1,200	(1,559)
Total realized gains (losses) - investments	$(35,056)	$80,672	$70,523

For the period of February 1, 2015 to March 31, 2015 (Successor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $1.5 million and gross realized losses were $1.1 million. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $6.9 million and gross realized losses were $0.5 million, including $0.4 million of impairment losses.

For the three months ended March 31, 2014 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $7.6 million and gross realized losses were $1.8 million, including $1.6 million of impairment losses.

For the period of February 1, 2015 to March 31, 2015 (Successor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $282.9 million. The gain realized on the sale of these securities was $1.5 million. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $172.6 million. The gain realized on the sale of these securities was $6.9 million.

For the three months ended March 31, 2014 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $264.7 million. The gain realized on the sale of these securities was $7.6 million.

For the period of February 1, 2015 to March 31, 2015 (Successor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $20.7 million. The loss realized on the sale of these securities was $1.1 million. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. The loss realized on the sale of these securities were immaterial to the Company. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three months ended March 31, 2014 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $2.7 million. The loss realized on the sale of these securities was $0.3 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

		Gross	Gross		Total OTTI
As of March 31, 2015	Amortized	Unrealized	Unrealized	Fair	Recognized
(Successor Company)	Cost	Gains	Losses	Value	in OCI(1)
		(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,561,365	$5,648	$(5,746)	$1,561,267	$—
Commercial mortgage-backed securities	1,199,039	1,232	(5,431)	1,194,840	—
Other asset-backed securities	824,614	1,832	(10,282)	816,164	—
U.S. government-related securities	1,649,513	1,499	(13,976)	1,637,036	—
Other government-related securities	19,516	—	(312)	19,204	—
States, municipals, and political subdivisions	1,722,255	584	(44,750)	1,678,089	—
Corporate securities	28,266,854	104,424	(562,102)	27,809,176	—
Preferred stock	64,362	72	(690)	63,744	—
	35,307,518	115,291	(643,289)	34,779,520	—
Equity securities	735,175	4,483	(2,158)	737,500	—
Short-term investments	184,753	—	—	184,753	—
	$36,227,446	$119,774	$(645,447)	$35,701,773	$—

As of December 31, 2014 (Predecessor Company)
Fixed maturities:
Residential mortgage-backed securities	$1,374,206	$56,330	$(12,278)	$1,418,258	$6,404
Commercial mortgage-backed securities	1,119,979	59,637	(2,364)	1,177,252	—
Other asset-backed securities	857,441	17,885	(35,950)	839,376	(95)
U.S. government-related securities	1,394,028	44,149	(9,282)	1,428,895	—
Other government-related securities	16,939	3,233	—	20,172	—
States, municipals, and political subdivisions	1,391,526	296,594	(431)	1,687,689	—
Corporate securities	24,765,303	2,759,255	(139,031)	27,385,527	—
	30,919,422	3,237,083	(199,336)	33,957,169	6,309
Equity securities	757,259	38,669	(14,182)	781,746	—
Short-term investments	155,500	—	—	155,500	—
	$31,832,181	$3,275,752	$(213,518)	$34,894,415	$6,309

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The preferred stock shown above as of March 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

		Gross	Gross		Total OTTI
As of March 31, 2015	Amortized	Unrealized	Unrealized	Fair	Recognized
Successor Company	Cost	Gains	Losses	Value	in OCI
		(Dollars In Thousands)
Fixed maturities:
Other	$551,320	$—	$(22,492)	$528,828	$—
	$551,320	$—	$(22,492)	$528,828	$—

As of December 31, 2014 Predecessor Company
Fixed maturities:
Other	$435,000	$50,422	$—	$485,422	$—
	$435,000	$50,422	$—	$485,422	$—

During the period of February 1, 2015 to March 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and the period ended March 31, 2014 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had $22.5 million of gross unrecognized holding losses as of March 31, 2015 (Successor Company).  The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

The Company’s held-to-maturity securities had no gross unrecognized holding losses as of December 31, 2014 (Predecessor Company).

As of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had an additional $2.9 billion and $2.8 billion of fixed maturities, $4.0 million and $21.5 million of equity securities, and $71.5 million and $95.1 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of March 31, 2015 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Successor Company
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$891,374	$891,238	$—	$—
Due after one year through five years	5,134,060	5,134,012	—	—
Due after five years through ten years	8,836,511	8,795,750	—	—
Due after ten years	20,445,573	19,958,520	551,320	528,828
	$35,307,518	$34,779,520	$551,320	$528,828

During the period of February 1, 2015 to March 31, 2015 (Successor Company), the Company did not record any pre-tax other-than-temporary impairments of investments. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the period of February 1, 2015 to March 31, 2015 (Successor Company).

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $0.6 million, all of which related to fixed maturities. Credit impairments recorded in earnings during the period were $0.5 million. During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), $0.1 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

During the three months ended March 31, 2014 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $0.4 million, of which related to fixed maturities. Credit impairments recorded in earnings during the period were $1.6 million. During the three months ended March 31, 2014 (Predecessor Company), $1.2 million of non-credit losses previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended March 31, 2014 (Predecessor Company).

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$—	$15,478	$41,692
Additions for newly impaired securities	—	—	—
Additions for previously impaired securities	—	221	474
Reductions for previously impaired securities due to a change in expected cash flows	—	—	(21,327)
Reductions for previously impaired securities that were sold in the current period	—	—	—
Ending balance	$—	$15,699	$20,839

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(Dollars In Thousands)
Residential mortgage-backed securities	$834,640	$(5,746)	$—	$—	$834,640	$(5,746)
Commercial mortgage-backed securities	941,676	(5,431)	—	—	941,676	(5,431)
Other asset-backed securities	724,228	(10,282)	—	—	724,228	(10,282)
U.S. government-related securities	1,303,006	(13,976)	—	—	1,303,006	(13,976)
Other government-related securities	19,204	(312)	—	—	19,204	(312)
States, municipalities, and political subdivisions	1,650,969	(44,750)	—	—	1,650,969	(44,750)
Corporate securities	21,229,892	(562,102)	—	—	21,229,892	(562,102)
Preferred stock	30,180	(690)	—	—	30,180	(690)
Equities	283,487	(2,158)	—	—	283,487	(2,158)
	$27,017,282	$(645,447)	$—	$—	$27,017,282	$(645,447)

The preferred stock shown above as of March 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The book value of the Company’s investment portfolio was marked to fair value as of February 1, 2015 (Successor Company), in conjunction with the Dai-ichi Merger which resulted in the elimination of previously unrealized gains and losses from accumulated other comprehensive income. The level of interest rates as of February 1, 2015 (Successor Company) resulted in an increase in the fair value of the Company’s investments. Since February 1, 2015 (Successor Company) interest rates have increased resulting in net unrealized losses in the Company’s investment portfolio.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 (Predecessor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(Dollars In Thousands)
Residential mortgage-backed securities	$166,271	$(9,562)	$67,280	$(2,716)	$233,551	$(12,278)
Commercial mortgage-backed securities	49,909	(334)	102,529	(2,030)	152,438	(2,364)
Other asset-backed securities	108,666	(6,473)	537,486	(29,477)	646,152	(35,950)
U.S. government-related securities	231,917	(3,868)	280,803	(5,414)	512,720	(9,282)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	1,904	(134)	10,482	(297)	12,386	(431)
Corporate securities	1,659,287	(76,341)	776,864	(62,690)	2,436,151	(139,031)
Equities	17,430	(217)	129,719	(13,965)	147,149	(14,182)
	$2,235,384	$(96,929)	$1,905,163	$(116,589)	$4,140,547	$(213,518)

RMBS had a gross unrealized loss greater than twelve months of $2.7 million as of December 31, 2014 (Predecessor Company). Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

CMBS had a gross unrealized loss greater than twelve months of $2.0 million as of December 31, 2014 (Predecessor Company). Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities had a gross unrealized loss greater than twelve months of $29.5 million as of December 31, 2014 (Predecessor Company). This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The U.S. government-related category had gross unrealized losses greater than twelve months of $5.4 million as of December 31, 2014 (Predecessor Company). These declines were entirely related to changes in interest rates.

The corporate securities category had gross unrealized losses greater than twelve months of $62.7 million as of December 31, 2014 (Predecessor Company). The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category had a gross unrealized loss greater than twelve months of $14.0 million as of December 31, 2014 (Predecessor Company). The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

As of March 31, 2015 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $317.3 million of securities which were rated below investment grade. Approximately $448.8 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturities	$(343,199)	$670,229	$628,612
Equity securities	1,511	10,226	18,413

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company). The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 9, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of March 31, 2015 (Successor Company), no payments have been made or required related to this guarantee.

6.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2015 (Successor Company), the Company’s mortgage loan holdings were approximately $5.6 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

As of February 1, 2015 all mortgage loans were measured at fair value. Each mortgage loan was individually analyzed to determine the fair value. Each loan was either analyzed and assigned a discount rate or given an impairment, based on whether facts and circumstances which, as of the acquisition date, indicated less than full projected collections of contractual principal and interest payments. Various market factors were considered in determining the net present value of the expected cash flow stream or underlying real estate collateral, including the characteristics of the borrower, the underlying collateral, underlying credit worthiness of the tenants, and tenant payment history. Known events and risks, such as refinancing risks, were also considered in the fair value determination. In certain cases, fair value was based on the NPV of the expected cash flow stream or the underlying value of the real estate collateral.

Certain of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $168.8 million would become due for the remainder of 2015 (Successor Company), $950.4 million in 2016 through 2020, $381.2 million in 2021 through 2025, and $119.6 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $536.0 million and $553.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the period of February 1 to March 31, 2015 (Successor Company), January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three months ended March 31, 2014 (Predecessor Company), the Company recognized $1.8 million, $0.1 million, and $3.0 million, respectively, of participating mortgage loan income.

As of March 31, 2015 (Successor Company), approximately $20.5 million, or 0.04%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in the Company’s investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to March 31, 2015 (Successor Company), the Company accepted or agreed to accept assets of $10.6 million in satisfaction of $13.2 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. These transactions resulted in no material realized losses in the Company’s investment in mortgage loans net of existing discounts recorded for mortgage loans losses for the period of February 1, 2015 to March 31, 2015 (Successor Company). In the third quarter of 2014, the Company also identified one loan whose principal of $12.6 million was permanently impaired to a value of $7.3 million. This transaction resulted in realized losses of $5.3 million and a decrease in the Company’s investment in mortgage loans net of existing allowances for mortgage loan losses.

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of March 31, 2015 (Successor Company), $20.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. None of the restructured loans were nonperforming during the periods of February 1, 2015 to March 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the periods of February 1, 2015 to March 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

As of March 31, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming. The Company did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the periods of February 1, 2015 to March 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had an allowance for mortgage loan credit losses of $1.2 million and $5.7 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	March 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$—	$5,720	$3,130
Charge offs	—	(861)	(675)
Recoveries	—	(2,359)	(2,600)
Provision	1,171	—	5,865
Ending balance	$1,171	$2,500	$5,720

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart :

			Greater
As of March 31, 2015	30-59 Days	60-89 Days	than 90 Days	Total
Successor Company	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$8,321	$4,913	$1,973	$15,207
Number of delinquent commercial mortgage loans	6	2	1	9

As of December 31, 2014
Predecessor Company
Commercial mortgage loans	$8,972	$—	$1,484	$10,456
Number of delinquent commercial mortgage loans	4	—	1	5

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to 90 days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart:

		Unpaid		Average	Interest	Cash Basis
As of March 31, 2015	Recorded	Principal	Related	Recorded	Income	Interest
Successor Company	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$10,147	$12,847	$—	$2,537	$102	$122
With an allowance recorded	3,078	4,198	1,171	1,539	—	—

As of December 31, 2014
Predecessor Company
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	19,632	20,603	5,720	3,272	1,224	1,280

Mortgage loans that were modified in a troubled debt restructuring were as follows:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
As of December 31, 2014	Number of	Recorded	Recorded
Predecessor Company	Contracts	Investment	Investment
(Dollars In Thousands)
Troubled debt restructuring:
Commercial mortgage loans	6	$28,648	$19,593

7.             DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	March 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$—	$2,647,980	$2,721,687
Capitalization of commissions, sales, and issue expenses	49,191	22,513	288,592
Amortization	(1,789)	1,117	(195,605)
Change in unrealized investment gains and losses	—	(96,830)	(166,694)
Balance, end of period	$47,402	$2,574,780	$2,647,980

Value of business acquired

The balances and changes in VOBA are as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	March 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	1,276,886	646,590	848,528
Amortization	(26,108)	(5,189)	(61,704)
Change in unrealized gains and losses	16,467	(79,418)	(140,234)
Balance, end of period	$1,267,245	$561,983	$646,590

As of February 1, 2015, the existing DAC and VOBA balance was written off in conjunction with the merger previously disclosed in Note 5, Dai-ichi Merger and in accordance with ASC Topic 805 — Business Combinations.

Concurrently, a VOBA asset was created representing the actuarial estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger.

The expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2015	$111,617
2016	141,346
2017	131,356
2018	116,146
2019	97,272

8.                                      GOODWILL

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company decreased its goodwill balance by approximately $0.3 million. The decrease for the period of the Predecessor Company was due to an adjustment in the Acquisitions segment related to tax benefits realized during the period on the portion of tax goodwill in excess of GAAP basis goodwill. The goodwill balances associated with the Predecessor Company were replaced with newly established goodwill balances in conjunction with the Dai-ichi Merger, in accordance with ASC Topic 850, as described below.

As permitted by ASC Topic 805, Business Combinations, the Company measured its assets and liabilities at fair value on the date of the merger, February 1, 2015. The purchase price in excess of the fair value of assets and liabilities of the Company resulted in the establishment of goodwill as of the date of the merger. As of February 1, 2015 (Successor Company), the Company established an aggregate goodwill balance of $735.7 million. Refer to Note 3, Dai-ichi Merger, for more information related to the Successor Company goodwill. There has been no change in the goodwill during the period of February 1, 2015 to March 31, 2015 (Successor Company).

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the measurement date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows.

9.                                      DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

In conjunction with the Merger and in accordance with ASC Topic 805, the Company adjusted the carrying value of debt to fair value as of the date of the Merger, February 1, 2015. This resulted in the Company establishing premiums and discounts on its outstanding debt, subordinated debentures and non-recourse funding obligations. The carrying value of the Company’s revolving line of credit approximates fair value due the nature of the borrowings and the fact the Company pays a variable rate of interest that reflects current market conditions. The fair value of the Company’s senior notes, subordinated debt, non-recourse funding obligations associated with Golden Gate II Captive Insurance Company and MONY Life Insurance Company, were determined using market prices as of February 1, 2015. The fair value of the Golden Gate V non-recourse funding obligation was determined using a discounted cash flow model with inputs derived from comparable financial instruments. The premiums and discounts established as of February 1, 2015 are amortized over the expected life of the instruments using the effective interest method. The amortization of premiums and discounts are recorded as a component of interest expense and are recorded in “Other operating expenses” on the Company’s Consolidated Condensed Statements of Income.

Debt and subordinated debt securities are summarized as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	March 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$545,000	$450,000
6.40% Senior Notes (2007), due 2018	167,090	150,000
7.375% Senior Notes (2009), due 2019	486,671	400,000
8.45% Senior Notes (2009), due 2039	470,876	300,000
	$1,669,637	$1,300,000
Subordinated debt securities (year of issue):
6.125% Subordinated Debentures (2004), due 2034, callable 2009	$—	$103,093
6.25% Subordinated Debentures (2012), due 2042, callable 2017	300,050	287,500
6.00% Subordinated Debentures (2012), due 2042, callable 2017	154,175	150,000
	$454,225	$540,593

During the period of February 1, 2015 to March 31, 2015 (Successor Company), the Company called and redeemed the entire $103.1 million of outstanding principal amount of the Company’s 6.125% Subordinated Debentures due 2034.

Under a revolving line of credit arrangement that was in effect until February 2, 2015 (the “Credit Facility”), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provided for a facility fee at a rate, 0.175%, that could vary with the ratings of the Company’s Senior Debt and that was calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The Credit Facility provided that the Company was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility was July 17, 2017.  The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2014 (Predecessor Company). There was an outstanding balance of $450.0 million bearing interest at a rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2014 (Predecessor Company). As of December 31, 2014 (Predecessor Company), PLICO had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of December 31, 2014 (Predecessor Company).

On February 2, 2015, the Company amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of March 31, 2015 (Successor Company). There was an outstanding balance of $545.0 million bearing interest at a rate of LIBOR plus 1.00% as March 31, 2015 (Successor Company). As of March 31, 2015 (Successor Company), PLICO had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of March 31, 2015 (Successor Company).

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of non-recourse funding obligation with a total outstanding balance of $800 million as of March 31, 2015 (Successor Company). The Company holds the entire outstanding balance of non-recourse funding obligation. The Series A1 non-recourse funding obligations have a balance of $400 million and accrue interest at 7.375%, the Series A2 non-recourse funding obligations have a balance of $100 million and accrue interest at 8.00%, and the Series A3 non-recourse funding obligations have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of March 31, 2015 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of March 31, 2015 (Successor Company), securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $430.1 million of the non-recourse funding obligations were held by the Company and its affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of March 31, 2015 (Successor Company), no payments have been made under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $1.9 million have been collateralized by the Company. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V, a Vermont special purpose financial insurance company, and Red Mountain, both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of March 31, 2015 (Successor Company), the principal balance of the Red Mountain note was $455 million. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $139.6 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of March 31, 2015 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $455 million outstanding non-recourse funding obligation as of March 31, 2015 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of March 31, 2015 (Successor Company), on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Carrying Value	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$118,171	2052	2.75%
Golden Gate V Vermont Captive Insurance Company(1)	520,864	2037	5.12%
MONY Life Insurance Company(1)	2,565	2024	6.19%
Total	$641,600

(1) Fixed rate obligations

During the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations. For the three months ended March 31, 2014 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from

$610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $935 million as of March 31, 2015 (Successor Company). The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non- recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of March 31, 2015 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during each quarter of 2014 and was $760 million as of March 31, 2015 (Successor Company). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of March 31, 2015 (Successor Company), no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $560.2 million and the repurchase obligation of $510.1 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $607.6 million and $175.0 million, respectively. The average daily balance was $381.3 million and $77.4 million (at an average borrowing rate of 15 and 16 basis points, respectively) during the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), the Company had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

The following table provides the amount of collateral pledged for repurchase agreements, grouped by asset class, as of March 31, 2015 (Successor Company):

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions

Accounted for as Secured Borrowings

Remaining Contractual Maturity of the Agreements
As of March 31, 2015 (Successor Company)
(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30-90 days	90 days	Total
Repurchase agreements and repurchase- to-maturity transactions
U.S. Treasury and agency securities	$53,601	$10,295	$—	$—	$63,896
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Loans	496,337	—	—	—	496,337
Other asset-backed securities	—	—	—	—	—
Total borrowings	$549,938	$10,295	$—	$—	$560,233

10.          COMMITMENTS AND CONTINGENCIES

The Company has entered into indemnity agreements with each of its current directors other than those that are employees of Dai-ichi Life that provide, among other things and subject to certain limitations, a contractual right to indemnification to the fullest extent permissible under the law. The Company has agreements with certain of its officers providing up to $10 million in indemnification. These obligations are in addition to the customary obligation to indemnify officers and directors contained in the Company’s governance documents.

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

After the entry into the Merger Agreement on June 3, 2014, four lawsuits were filed against the Company, our then current directors, Dai-ichi Life and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. On June 11, 2014, a putative class action lawsuit styled Edelman, et al. v. Protective Life Corporation, et al., Civil Action No. 01-CV- 2014-902474.00, was filed in the Circuit Court of Jefferson County, Alabama. On July 30, 2014, the plaintiff in Edelman filed an amended complaint. Three putative class action lawsuits were filed in the Court of Chancery of the State of Delaware, Martin, et al. v. Protective Life Corporation, et al., Civil Action No. 9794-CB, filed June 19, 2014, Leyendecker, et al. v. Protective Life Corporation, et al., Civil Action No. 9931-CB, filed July 22, 2014 and Hilburn, et al. v. Protective Life Corporation, et al., Civil Action No. 9937-CB, filed July 23, 2014. The Delaware Court of Chancery consolidated the Martin, Leyendecker, and Hilburn actions under the caption In re Protective Life Corp. Stockholders Litigation, Consolidated Civil Action No. 9794-CB, designated the Hilburn complaint as the operative consolidated complaint (the “Delaware Action”) and appointed Charlotte Martin, Samuel J. Leyendecker, Jr., and Deborah J. Hilburn to serve as co-lead plaintiffs. These lawsuits allege that our Board of Directors breached its fiduciary duties to the Company’s shareowners, that the Merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers, and that the preliminary proxy statement filed with the SEC on July 10, 2014 failed to disclose purportedly material information. The complaints also alleged that the Company, Dai-ichi Life and DL Investment (Delaware), Inc. aided and abetted those alleged breaches of fiduciary duties. The complaints seek injunctive relief, including enjoining or rescinding the Merger, and attorneys’ and other fees and costs, in addition to other relief. The Delaware Action also seeks an award of unspecified damages.

With respect to the Edelman lawsuit, on September 5, 2014, the court held a hearing to address motions to dismiss the lawsuit filed on behalf of the Company, the members of the Company’s Board, and DL Investment (Delaware), Inc. On September 19, 2014, the court granted those motions and dismissed the Edelman lawsuit in its entirety and with prejudice, pending a possible appeal by the plaintiff. With respect to the Delaware Action, on September 24, 2014, the Company, each of the members of the Company’s Board, Dai-ichi Life, and DL Investment (Delaware), Inc. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in that case, which sets forth the parties’ agreement in principle for a settlement of the Delaware Action. As set forth in the MOU, the Company, the members of the Company’s Board, Dai-ichi Life, and DL Investment (Delaware), Inc. agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for the certification of a mandatory non opt-out class, for settlement purposes only, to include any and all record and beneficial owners of shares (excluding the members of the Company’s Board and their immediate family members, any entity in which any member of the Company’s Board has a controlling interest, and any successors in interest thereto) that held shares at any time during the period beginning on June 3, 2014, through the date of consummation or termination of the Merger, including any and all of their respective successors in interest, successors, predecessors in interest, representatives, trustees, executors, administrators, heirs, assigns, or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, together with their predecessors, successors and assigns, and a global release of claims relating to the Merger as set forth in the MOU. As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger which are set forth in the Company’s Form 8-K filed on September 25, 2014 and which supplement the information contained in the Company’s definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014. Nothing in the Form 8-K or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K. The claims in the Delaware Action will not be released until the stipulation of settlement is approved by the Court of Chancery of the State of Delaware. The proposed settlement would have no effect on the consideration received by Company shareowners in connection with the completion of the Merger. There can be no assurance, however, that the court will approve the proposed settlement, nor can there be any assurance as to the size of any award of attorneys’ fees and expenses to the plaintiffs’ counsel. The Company cannot provide assurances as to the ultimate settlement of the Delaware Action or with respect to any lawsuits regarding the Merger that may be filed in the future.

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

Certain of the Company’s subsidiaries are under a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration’s Death Master File or similar databases (a

“Death Database”) to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest as well as penalties to the state if the beneficiary could not be found. It has been publicly reported that the life insurers have paid administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $3.5 million.

11.                               EMPLOYEE BENEFIT PLANS

Due to the Dai-ichi Life transaction, the Company re-measured all materially impacted benefit plans as of January 31, 2015 (Predecessor Company). Financial re-measurement was performed for the defined benefit pension plan, the unfunded excess benefit plan, and the postretirement life insurance plan as of January 31, 2015 (Predecessor Company). The January results for the retiree life plan were not material, and therefore, re-measurement was not deemed necessary for this plan. The Company has disclosed relevant financial information related to the January 31, 2015 (Predecessor Company) re-measurement, as follows.

The following table presents the benefit obligation, fair value of plan assets, and the funded status of the Company’s defined benefit pension plan and unfunded excess benefit plan of January 31, 2015 (Predecessor Company) and December 31, 2014 (Predecessor Company). This table also includes the amounts not yet recognized as components of net periodic pension costs as of January 31, 2015 (Predecessor Company) and December 31, 2014 (Predecessor Company).

	Predecessor Company
	Defined Benefit		Unfunded Excess
	Pension Plan		Benefits Plan
	2015	2014	2015	2014
	(Dollars In Thousands)
Accumulated benefit obligation, end of period	$262,290	$249,453	$49,251	$47,368
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$267,331	$219,152	$49,575	$39,679
Service cost	974	9,411	95	954
Interest cost	1,002	10,493	140	1,696
Amendments	—	—	—	—
Actuarial (gain) or loss	12,384	38,110	1,555	9,153
Benefits paid	(592)	(9,835)	(122)	(1,907)
Projected benefit obligation at end of period	281,099	267,331	51,243	49,575

Change in plan assets:
Fair value of plan assets at beginning of period	203,772	180,173	—	—
Actual return on plan assets	(3,525)	17,921	—	—
Employer contributions(1)	2,165	15,513	122	1,907
Benefits paid	(592)	(9,835)	(122)	(1,907)
Fair value of plan assets at end of period	201,820	203,772	—	—
After reflecting FASB guidance
Funded status	(79,279)	(63,559)	(51,243)	(49,575)
Amounts recognized in the balance sheet:
Other liabilities	(79,279)	(63,559)	(51,243)	(49,575)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	96,965	80,430	22,401	20,983
Prior service cost/(credit)	(1,001)	(1,033)	23	24
Net transition asset	$95,964	$79,397	$22,424	$21,007

(1) Employer contributions disclosed are based on the Company’s fiscal filing year.

As of January 31, 2015 (Predecessor Company) and December 31, 2014 (Predecessor Company), the projected benefit obligation associated with the postretirement life insurance plan was $9.8 million and $9.3 million, respectively.

As a result of the Merger on February 1, 2015, all unrecognized prior service costs or credits, actuarial gains or losses, and any remaining transition assets or obligations were not carried forward on the acquisition date. Therefore, the amounts presented in the “Amounts recognized in accumulated other comprehensive income” in the chart above were set to zero on the merger date.

The benefit obligations as of January 31, 2015 (Predecessor Company) were determined based on the assumptions used in the 2014 year-end disclosures with the follow exception:

	Defined Benefit	Unfunded Excess	Postretirement
	Pension Plan	Benefit Plan	Life Insurance Plan
Discount rate	3.55%	3.26%	3.79%

Components of the net periodic benefit cost for the period of February 1, 2015 to March 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three months ended March 31, 2014 (Predecessor Company) are as follows:

	Successor		Predecessor
	Company		Company
	February 1, 2015		January 1, 2015		For The
	to		to		Three Months Ended
	March 31, 2015		January 31, 2015		March 31, 2014
	Defined	Unfunded	Defined	Unfunded	Defined	Unfunded
	Benefit	Excess	Benefit	Excess	Benefit	Excess
	Pension	Benefit	Pension	Benefit	Pension	Benefit
	Plan	Plan	Plan	Plan	Plan	Plan
	(Dollars In Thousands)		(Dollars In Thousands)
Service cost — benefits earned during the period	$2,577	$252	$974	$95	$2,227	$226
Interest cost on projected benefit obligation	2,652	371	1,002	140	2,587	406
Expected return on plan assets	(3,423)	—	(1,293)	—	(3,065)	—
Amortization of prior service cost	(98)	3	(33)	1	(98)	3
Amortization of actuarial losses	1,781	364	668	138	1,576	321
Total net periodic benefit cost	$3,489	$990	$1,318	$374	$3,227	$956

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company contributed $2.2 million to its defined benefit pension plan which was applied for the 2014 plan year. The Company did not contribute to the defined benefit pension plan during the period of February 1, 2015 to March 31, 2015 (Successor Company). The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

12.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2015 (Successor Company), January 31, 2015 (Predecessor Company), and December 31, 2014 (Predecessor Company).

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
Successor Company	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, February 1, 2015	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(292,233)	(23)	(292,256)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(242)	59	(183)
Net current-period other comprehensive income (loss)	(292,475)	36	(292,439)
Ending Balance, March 31, 2015	$(292,475)	$36	$(292,439)

(1) See Reclassification table below for details.

(2) These balances were offset by the impact of DAC and VOBA by $10.7 million as of March 31, 2015 (Successor Company).

Changes in Accumulated Other Comprehensive Income (Loss) by Component

				Total
				Accumulated
	Unrealized	Accumulated	Minimum	Other
	Gains and Losses	Gain and Loss	Pension Liability	Comprehensive
Predecessor Company	on Investments(2)	Derivatives	Adjustment	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2014	$1,484,169	$(82)	$(66,011)	$1,418,076
Other comprehensive income (loss) before reclassifications	482,370	9	(12,527)	469,852
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(243)	—	—	(243)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(4,166)	23	502	(3,641)
Net current-period other comprehensive income (loss)	477,961	32	(12,025)	465,968
Ending Balance, January 31, 2015	$1,962,130	$(50)	$(78,036)	$1,884,044

(1) See Reclassification table below for details.

(2) These balances were offset by the impact of DAC and VOBA by $(512.1) million and $(397.5) million as of January 31, 2015 and

December 31, 2014, respectively.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

				Total
				Accumulated
	Unrealized	Accumulated	Minimum	Other
	Gains and Losses	Gain and Loss	Pension Liability	Comprehensive
Predecessor Company	on Investments(2)	Derivatives	Adjustment	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2013	$539,003	$(1,235)	$(43,702)	$494,066
Other comprehensive income (loss) before reclassifications	986,958	(2)	(27,395)	959,561
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	3,498	—	—	3,498
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(45,290)	1,155	5,086	(39,049)
Net current-period other comprehensive income (loss)	945,166	1,153	(22,309)	924,010
Ending Balance, December 31, 2014	$1,484,169	$(82)	$(66,011)	$1,418,076

(1) See Reclassification table below for details.

(2) These balances were offset by the impact of DAC and VOBA by $(198.1) million and $(397.5) million as of December 31, 2013 and 2014, respectively.

The following tables summarize the reclassifications amounts out of AOCI for the period of February 1, 2015 to March 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three months ended March 31, 2014 (Predecessor Company).

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
Successor Company	Other Comprehensive	Affected Line Item in the
February 1, 2015 to March 31, 2015	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(90)	Benefits and settlement expenses, net of reinsurance ceded
	(90)	Total before tax
	31	Tax benefit
	$(59)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$373	Realized investment gains (losses): All other investments
Impairments recognized in earnings	—	Net impairment losses recognized in earnings
	373	Total before tax
	(131)	Tax expense
	$242	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount
	Reclassified
	from Accumulated
Predecessor Company	Other Comprehensive	Affected Line Item in the
January 1, 2015 to January 31, 2015	Income (Loss)	Consolidated Condensed Statements of Income
	(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(36)	Benefits and settlement expenses, net of reinsurance ceded
	(36)	Total before tax
	13	Tax benefit
	$(23)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$6,891	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(481)	Net impairment losses recognized in earnings
	6,410	Total before tax
	(2,244)	Tax expense
	$4,166	Net of tax
Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(808)	Other operating expenses
Amortization of prior service credit/(cost)	31	Other operating expenses
Amortization of transition asset/(obligation)	5	Other operating expenses
	(772)	Total before tax
	270	Tax (expense) or benefit
	$(502)	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
Predecessor Company	Other Comprehensive	Affected Line Item in the
For The Three Months Ended March 31, 2014	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(670)	Benefits and settlement expenses, net of reinsurance ceded
	(670)	Total before tax
	234	Tax benefit
	$(436)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$7,370	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(1,591)	Net impairment losses recognized in earnings
	5,779	Total before tax
	(2,023)	Tax expense
	$3,756	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

13.                               EARNINGS PER SHARE

As of February 1, 2015, the Company became a wholly owned subsidiary of Dai-ichi Life, and for the period of February 1, 2015 to March 31, 2015 (Successor Company), there was no market for the Company’s common stock and therefore the Company will no longer disclose earnings per share information.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three months ended March 31, 2014 (Predecessor Company):

	Predecessor
	Company
	January 1, 2015	For The
	to	Three Months Ended
	January 31, 2015	March 31, 2014
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$1,509	$83,639

Average shares issued and outstanding	79,343,253	78,627,003
Issuable under various deferred compensation plans	1,109,595	981,458
Weighted shares outstanding - basic	80,452,848	79,608,461

Per share:
Net income - basic	$0.02	$1.05

Calculation of diluted earnings per share:
Net income	$1,509	$83,639

Weighted shares outstanding - basic	80,452,848	79,608,461
Stock appreciation rights (“SARs”)	64,570	466,251
Issuable under various other stock-based compensation plans	935,382	565,664
Restricted stock units	306,487	231,776
Weighted shares outstanding - diluted	81,759,287	80,872,152

Per share:
Net income - diluted	$0.02	$1.03

14.                               INCOME TAXES

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

In conjunction with the Merger and as a result of the adjustments to the Company’s assets and liabilities which were discussed in Note 2, Summary of Significant Accounting Policies, the Company’s deferred tax assets and liabilities were remeasured as of the date of the Merger.

The components of the Company’s net deferred income tax liability are as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	March 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$62,047	$516
Premium receivables and policy liabilities	—	95,298
Deferred compensation	223,593	194,223
Invested assets (other than unrealized gains)	—	63,901
Deferred policy acquisition costs	459,122	—
Premium on corporate debt	122,199	—
Unrealized loss on investments	157,505	—
Valuation allowance	(2,047)	(2,206)
	1,022,419	351,732
Deferred income tax liabilities:
Premium receivables and policy liabilities	37,172	—
VOBA and other intangibles	686,836	—
DAC and VOBA	—	1,078,533
Invested assets (other than unrealized gains)	1,666,936	—
Net unrealized gains (losses) on investments		799,123
Other	38,035	19,554
	2,428,979	1,897,210
Net deferred income tax liability	$(1,406,560)	$(1,545,478)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	March 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$137,593	$193,244	$105,881
Additions for tax positions of the current year	26,257	(5,010)	57,463
Additions for tax positions of prior years	—	7,724	39,433
Reductions of tax positions of prior years:
Changes in judgment	(1,028)	(58,365)	(9,533)
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$162,822	$137,593	$193,244

The Company believes that it is possible that in the next 12 months approximately $18.5 million of these unrecognized tax benefits will be reduced due to the expected closure of the aforementioned Appeals process. The decrease in the amount from what was previously reported is due to the execution of an extension of the statute of limitations. In general, this closure would represent the Company’s possible successful negotiation of certain issues, coupled with its payment of the assessed taxes on the remaining issues. During the period of February 1, 2015 to March 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and the twelve months ended December 31, 2014 (Predecessor Company), ongoing discussions with the IRS related to the examination that is in progress for tax years ending December 31, 2008 through December 31, 2011 prompted the Company to revise its measurement of unrecognized tax benefits. These revisions included increasing prior determinations of amounts accrued for earlier years as well as reducing some previously accrued amounts. These changes were almost entirely related to timing issues. Therefore, aside from the cost of interest, such changes did not result in any impact on the Company’s effective tax rate.

The Company used its estimate of its annual 2015 and 2014 income in computing its effective income tax rates for the period of February 1, 2015 to March 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three months ended March 31, 2014 (Predecessor Company). The effective tax rates for the period of February 1, 2015 to March 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three months ended March 31, 2014 (Predecessor Company) were 32.3%, (27.7)%,  and 33.2%, respectively. The recorded tax benefit for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) includes the benefit associated with the re-measurement of the unrecognized tax benefits discussed in the preceding paragraph.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2015 (Successor Company).

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,561,264	$3	$1,561,267
Commercial mortgage-backed securities	—	1,194,840	—	1,194,840
Other asset-backed securities	—	216,032	600,132	816,164
U.S. government-related securities	1,117,268	519,768	—	1,637,036
State, municipalities, and political subdivisions	—	1,678,089	—	1,678,089
Preferred stocks	63,744	—	—	63,744
Other government-related securities	—	19,204	—	19,204
Corporate securities	132	26,525,902	1,283,142	27,809,176
Total fixed maturity securities - available-for-sale	1,181,144	31,715,099	1,883,277	34,779,520

Fixed maturity securities - trading
Residential mortgage-backed securities	—	302,108	—	302,108
Commercial mortgage-backed securities	—	157,632	—	157,632
Other asset-backed securities	—	109,199	170,500	279,699
U.S. government-related securities	253,335	4,906	—	258,241
State, municipalities, and political subdivisions	—	325,692	—	325,692
Preferred stocks	8,342	—	—	8,342
Other government-related securities	—	58,299	—	58,299
Corporate securities	—	1,453,460	19,614	1,473,074
Total fixed maturity securities - trading	261,677	2,411,296	190,114	2,863,087
Total fixed maturity securities	1,442,821	34,126,395	2,073,391	37,642,607
Equity securities	659,802	11,779	69,951	741,532
Other long-term investments(1)	119,861	154,358	122,894	397,113
Short-term investments	232,095	24,208	—	256,303
Total investments	2,454,579	34,316,740	2,266,236	39,037,555
Cash	454,773	—	—	454,773
Other assets	16,184	—	—	16,184
Assets related to separate accounts
Variable annuity	13,339,653	—	—	13,339,653
Variable universal life	857,167	—	—	857,167
Total assets measured at fair value on a recurring basis	$17,122,356	$34,316,740	$2,266,236	$53,705,332

Liabilities:
Annuity account balances(2)	$—	$—	$97,108	$97,108
Other liabilities (1)	40,030	6,705	627,515	674,250
Total liabilities measured at fair value on a recurring basis	$40,030	$6,705	$724,623	$771,358

(1)Includes certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (Predecessor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,418,255	$3	$1,418,258
Commercial mortgage-backed securities	—	1,177,252	—	1,177,252
Other asset-backed securities	—	275,415	563,961	839,376
U.S. government-related securities	1,165,188	263,707	—	1,428,895
State, municipalities, and political subdivisions	—	1,684,014	3,675	1,687,689
Other government-related securities	—	20,172	—	20,172
Corporate securities	132	26,059,712	1,325,683	27,385,527
Total fixed maturity securities - available-for-sale	1,165,320	30,898,527	1,893,322	33,957,169

Fixed maturity securities - trading
Residential mortgage-backed securities	—	288,114	—	288,114
Commercial mortgage-backed securities	—	151,111	—	151,111
Other asset-backed securities	—	105,118	169,461	274,579
U.S. government-related securities	245,563	4,898	—	250,461
State, municipalities, and political subdivisions	—	325,446	—	325,446
Other government-related securities	—	57,032	—	57,032
Corporate securities	—	1,447,333	24,744	1,472,077
Total fixed maturity securities - trading	245,563	2,379,052	194,205	2,818,820
Total fixed maturity securities	1,410,883	33,277,579	2,087,527	36,775,989
Equity securities	630,910	99,266	73,054	803,230
Other long-term investments (1)	119,997	106,079	67,894	293,970
Short-term investments	244,100	6,545	—	250,645
Total investments	2,405,890	33,489,469	2,228,475	38,123,834
Cash	379,411	—	—	379,411
Other assets	11,669	—	—	11,669
Assets related to separate accounts
Variable annuity	13,157,429	—	—	13,157,429
Variable universal life	834,940	—	—	834,940
Total assets measured at fair value on a recurring basis	$16,789,339	$33,489,469	$2,228,475	$52,507,283

Liabilities:
Annuity account balances (2)	$—	$—	$97,825	$97,825
Other liabilities (1)	62,146	3,741	754,852	820,739
Total liabilities measured at fair value on a recurring basis	$62,146	$3,741	$852,677	$918,564

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

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 90% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non- binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, assigned by brokers, incorporate the issuer’s credit rating, liquidity discounts, weighted- average of contracted cash flows, risk premium, if warranted, due to the issuer’s industry, and the security’s time to maturity. The Company uses credit ratings provided by nationally recognized rating agencies.

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2015 (Successor Company), the Company held $3.5 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of March 31, 2015 (Successor Company), the Company held $770.6 million of Level 3 ABS, which included $600.1 million of other asset-backed securities classified as available-for-sale and $170.5 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of March 31, 2015 (Successor Company), the Company classified approximately $30.6 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of March 31, 2015 (Successor Company), the Company classified approximately $1.3 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of March 31, 2015 (Successor Company), the Company held approximately $81.7 million of equity securities classified as Level 2 and Level 3. Of this total, $66.0 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily investments in preferred stock.

Other Long-Term Investments and Other Liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 16, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2015 (Successor Company), 99.7% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for March 31, 2015 (Successor Company), ranged from a one month rate of 0.31%, a 5 year rate of 2.15%, and a 30 year rate of 3.38%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor
Company
Fair Value
	As of	Valuation	Unobservable	Range
	March 31, 2015	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:

Other asset-backed securities	$600,073	Discounted cash flow	Liquidity premium	0.52% - 1.50% (0.91%)
			Paydown rate	9.70% - 16.93% (12.22%)

Corporate securities	1,238,548	Discounted cash flow	Spread over treasury	0.53% - 14.07% (2.45%)

Liabilities:

Embedded derivatives - GMWB(1)	$72,770	Actuarial cash flow model	Mortality	1994 MGDB table with
company experience
			Lapse	0.29% - 17%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have a
one-time over-utilization of
400%
			Nonperformance risk	0.14% - 0.99%

Annuity account balances(2)	97,108	Actuarial cash flow model	Asset earned rate	3.71% - 5.77%
			Expenses	$80 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with
company experience
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
duration/surrender
charge period
			Nonperformance risk	0.14% - 0.99%

Embedded derivative - FIA	83,119	Actuarial cash flow model	Expenses	$80 per policy
			Withdrawal rate	1.1% - 4.5% depending on
duration and tax qualification
			Mortality	1994 MGDB table with
company experience
			Lapse	2.5% - 40.0%, depending on
on duration/surrender
charge period
			Nonperformance risk	0.14% - 0.99%

Embedded derivative - IUL	8,599	Actuarial cash flow model	Mortality	44% - 137% of 2014
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.14% - 0.99%

(1)The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of March 31, 2015 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $237.8 million of financial instruments being classified as Level 3 as of

March 31, 2015 (Successor Company). Of the $237.8 million, $170.6 million are other asset backed securities, $64.2 million are corporate bonds, and $3.0 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of March 31, 2015 (Successor Company), the Company held $66.9 million of financial instruments where book value approximates fair value. Of the $66.9 million, the entirety of this balance represents equity securities, which are predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Predecessor
Company
Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2014	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:

Other asset-backed securities	$ 563,752	Discounted cash flow	Liquidity premium	0.39% - 1.49% (0.69%)
			Paydown rate	9.70% - 15.80% (12.08%)

Corporate securities	1,282,864	Discounted cash flow	Spread over	0.33% - 7.50% (2.19%)
treasury

Liabilities:

Embedded derivatives - GMWB(1)	$ 245,090	Actuarial cash flow model	Mortality	44.5% to 100% of 1994
MGDB table
			Lapse	0.25% - 17%, depending on
product/duration/funded
status of guarantee
			Utilization	97% - 101%
			Nonperformance risk	0.12% - 0.96%

Annuity account balances(2)	97,825	Actuarial cash flow model	Asset earned rate	3.86% - 5.92%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994
MGDB table
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
surrender charge period
			Nonperformance risk	0.12% - 0.96%

Embedded derivative - FIA	124,465	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on
duration and tax qualification
			Mortality	49% to 80% of 1994
MGDB table
			Lapse	2.5% - 40.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.12% - 0.96%

Embedded derivative - IUL	6,691	Actuarial cash flow model	Mortality	37% - 74% of 2008
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.12% - 0.96%

(1)The fair value for the GMWB embedded derivative is presented as a net liability.  Excludes modified coinsurance arrangements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of December 31, 2014 (Predecessor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $240.3 million of financial instruments being classified as Level 3 as of December 31, 2014 (Predecessor Company). Of the $240.3 million, $169.7 million are other asset-backed securities, $67.6 million are corporate bonds, and $3.0 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2014 (Predecessor Company), the Company held $73.7 million of financial instruments where book value approximates fair value. Of the $73.7 million, $70.0 million represents equity securities, which are predominantly FHLB stock, and $3.7 million of other fixed maturity securities.

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

The fair value of corporate bonds classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company specific and market factors. An increase in the spread can be caused by a perceived increase in credit risk of a specific issuer and/or an increase in the overall market risk premium associated with similar securities. The fair values of corporate bonds are sensitive to changes in spread. When holding the treasury rate constant, the fair value of corporate bonds increases when spreads decrease, and decreases when spreads increase.

The fair value of the GMWB embedded derivative is sensitive to changes in the discount rate which includes the Company’s nonperformance risk, volatility, lapse, and mortality assumptions. The volatility assumption is an observable input as it is based on market inputs. The Company’s nonperformance risk, lapse, and mortality are unobservable. An increase in the three unobservable assumptions would result in a decrease in the fair value of the liability and conversely, if there is a decrease in the assumptions the fair value would increase. The fair value is also dependent on the assumed policyholder utilization of the GMWB where an increase in assumed utilization would result in an increase in the fair value of the liability and conversely, if there is a decrease in the assumption, the fair value would decrease.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of February 1, 2015 to March 31, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains
													(losses)
													included in
		Total		Total									Earnings
		Realized and Unrealized		Realized and Unrealized									related to
		Gains		Losses									Instruments
			Included in		Included in								still held at
			Other		Other					Transfers			the
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	603,646	—	—	—	(3,568)	—	(40)	—	—	—	94	600,132	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	(3,675)	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,307,259	635	11,618	—	—	22,000	(35,787)	—	—	(20,050)	(2,533)	1,283,142	—
Total fixed maturity securities - available-for-sale	1,914,583	635	11,618	—	(3,568)	22,000	(39,502)	—	—	(20,050)	(2,439)	1,883,277	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,473	3,360	—	—	—	—	(2,408)	—	—	—	75	170,500	(1,242)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	25,130	34	—	(66)	—	—	(5,423)	—	—	—	(61)	19,614	(1,087)
Total fixed maturity securities - trading	194,603	3,394	—	(66)	—	—	(7,831)	—	—	—	14	190,114	(2,329)
Total fixed maturity securities	2,109,186	4,029	11,618	(66)	(3,568)	22,000	(47,333)	—	—	(20,050)	(2,425)	2,073,391	(2,329)
Equity securities	73,044	—	—	—	—	—	—	—	—	—	(3,093)	69,951	—
Other long-term investments(1)	93,274	29,640	—	(20)	—	—	—	—	—	—	—	122,894	29,620
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,275,504	33,669	11,618	(86)	(3,568)	22,000	(47,333)	—	—	(20,050)	(5,518)	2,266,236	27,291
Total assets measured at fair value on a recurring basis	$2,275,504	$33,669	$11,618	$(86)	$(3,568)	$22,000	$(47,333)	$—	$—	$(20,050)	$(5,518)	$2,266,236	$27,291

Liabilities:
Annuity account balances(2)	$98,279	$—	$	$(632)	$—	$—	$—	$14	$1,817	$—	$—	$97,108	$—
Other liabilities(1)	742,130	134,617	—	(20,002)	—	—	—	—	—	—	—	627,515	114,615
Total liabilities measured at fair value on a recurring basis	$840,409	$134,617	$—	$(20,634)	$—	$—	$—	$14	$1,817	$—	$—	$724,623	$114,615

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the period of February 1, 2015 to March 31, 2015 (Successor Company), there were no transfers of securities into Level 3.

For the period of February 1, 2015 to March 31, 2015 (Successor Company), $20.1 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were no longer available in previous periods but were priced by independent pricing services or brokers as of March 31, 2015 (Successor Company).

For the period of February 1, 2015 to March 31, 2015 (Successor Company), $90.4 million of securities were transferred from Level 2 to Level 1.

For the period of February 1, 2015 to March 31, 2015 (Successor Company), there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	563,961	—	—	—	(3,867)	—	(32)	—	—	43,205	379	603,646	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	— —	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,325,683	—	12,282	—	(23,029)	—	(7,062)	—	—	—	(615)	1,307,259	—
Total fixed maturity securities - available-for-sale	1,893,322	—	12,282	—	(26,896)	—	(7,094)	—	—	43,205	(236)	1,914,583	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,461	586	—	(139)	—	—	(472)	—	—	—	37	169,473	447
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	24,744	602	—	(196)	—	—	(20)	—	—	—	—	25,130	406
Total fixed maturity securities - trading	194,205	1,188	—	(335)	—	—	(492)	—	—	—	37	194,603	853
Total fixed maturity securities	2,087,527	1,188	12,282	(335)	(26,896)	—	(7,586)	—	—	43,205	(199)	2,109,186	853
Equity securities	73,054	—	—	—	(10)	—	—	—	—	—	—	73,044	—
Other long-term investments(1)	67,894	753	—	(25,902)	—	—	—	—	—	—	—	42,745	(25,149)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,228,475	1,941	12,282	(26,237)	(26,906)	—	(7,586)	—	—	43,205	(199)	2,224,975	(24,296)
Total assets measured at fair value on a recurring basis	$2,228,475	$1,941	$12,282	$(26,237)	$(26,906)	$—	$(7,586)	$—	$—	$43,205	$(199)	$2,224,975	$(24,296)

Liabilities:
Annuity account balances(2)	$97,825	$—	$—	$(536)	$—	$—	$—	$7	$419	$—	$—	$97,949	$—
Other liabilities(1)	754,852	61	—	(253,773)	—	—	—	—	—	—	—	1,008,564	(253,712)
Total liabilities measured at fair value on a recurring basis	$852,677	$61	$—	$(254,309)	$—	$—	$—	$7	$419	$—	$—	$1,106,513	$(253,712)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), $43.2 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of January 31, 2015 (Predecessor Company). All transfers are recognized as of the end of the period.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), there were no transfers from Level 3 to Level 2.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), there were no transfers from Level 2 to Level 1 and there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2014 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	still heldat the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$—	$—	$(11)	$—	$—	$—	$—	$17	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	545,808	—	4,137	—	(1,129)	—	(260)	—	—	—	249	548,805	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,549,940	895	27,017	—	(5,015)	29,387	(37,867)	—	—	12,185	(2,832)	1,573,710	—
Total fixed maturity securities - available-for-sale	2,099,451	895	31,154	—	(6,144)	29,387	(38,138)	—	—	12,185	(2,583)	2,126,207	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	727	—	(428)	—	—	(812)	—	—	—	200	194,664	468
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—		—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	29,199	538	—	(13)	—	—	(63)	—	—	1,272	13	30,946	(4)
Total fixed maturity securities - trading	224,176	1,265	—	(441)	—	—	(875)	—	—	1,272	213	225,610	464
Total fixed maturity securities	2,323,627	2,160	31,154	(441)	(6,144)	29,387	(39,013)	—	—	13,457	(2,370)	2,351,817	464
Equity securities	71,881	—	227	—	(166)	9,551	—	—	—	—	—	81,493	—
Other long-term investments(1)	196,133	5	—	(52,330)	—	—	—	—	—	—	—	143,808	(52,325)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,591,641	2,165	31,381	(52,771)	(6,310)	38,938	(39,013)	—	—	13,457	(2,370)	2,577,118	(51,861)
Total assets measured at fair value on a recurring basis	$2,591,641	$2,165	$31,381	$(52,771)	$(6,310)	$38,938	$(39,013)	$—	$—	$13,457	$(2,370)	$2,577,118	$(51,861)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(1,409)	$—	$—	$—	$112	$2,928	$—	$—	$105,593	$—
Other liabilities(1)	270,630	12	—	(100,747)	—	—	—	—	—	—	—	371,365	(100,735)
Total liabilities measured at fair value on a recurring basis	$377,630	$12	$—	$(102,156)	$—	$—	$—	$112	$2,928	$—	$—	$476,958	$(100,735)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended March 31, 2014 (Predecessor Company), $29.7 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of March 31, 2014 (Predecessor Company). All transfers are recognized as of the end of the period.

For the three months ended March 31, 2014 (Predecessor Company), $16.2 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were no longer available in previous periods but were priced by independent pricing services or brokers as of March 31, 2014 (Predecessor Company).

For the three months ended March 31, 2014 (Predecessor Company), there were no transfers from Level 2 to Level 1.

For the three months ended March 31, 2014 (Predecessor Company), there were no transfers out of Level 1.

Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized investment gains (losses) within the consolidated condensed statements of income (loss) or other comprehensive income (loss) within shareowner’s equity based on the appropriate accounting treatment for the item.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor		Predecessor
		Company		Company
		As of		As of
		March 31, 2015		December 31, 2014
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,589,795	$5,594,230	$5,133,780	$5,524,059
Policy loans	3	1,735,370	1,735,370	1,758,237	1,758,237
Fixed maturities, held-to-maturity(1)	3	551,320	528,828	435,000	458,422

Liabilities:
Stable value product account balances	3	$1,923,684	$1,924,552	$1,959,488	$1,973,624
Annuity account balances	3	10,846,606	10,285,821	10,950,729	10,491,775

Debt:
Bank borrowings	3	$545,000	$545,000	$450,000	$450,000
Senior Notes	2	1,124,637	1,105,764	850,000	1,100,380
Subordinated debt securities	2	454,225	461,949	540,593	552,098
Non-recourse funding obligations(2)	3	641,600	621,867	582,404	578,212

Except as noted below, fair values were estimated using quoted market prices.

(1)         Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)         Of this carrying amount, $455.0 million, fair value of $502.1 million, as of March 31, 2015 (Successor Company), and $435.0 million, fair value of $461.4 million, as of December 31, 2014 (Predecessor Company), relates to non-recourse funding obligations issued by Golden Gate V.

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

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to VA, fixed indexed annuity, and indexed universal life contracts:

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

Derivatives Related to Fixed Annuity Contracts

•                  The Company used equity, futures, and options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity and overall volatility.

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

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of March 31, 2015 (Successor Company).

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(48)	$1,413	$4,250
Equity futures - VA	(32,469)	9,221	(2,651)
Currency futures - VA	6,137	7,778	(1,278)
Variance swaps - VA	—	—	(1,850)
Equity options - VA	(21,774)	3,047	(12,341)
Interest rate swaptions - VA	(11,328)	9,268	(9,403)
Interest rate swaps - VA	(54,791)	122,710	57,368
Embedded derivative - GMWB	113,260	(207,018)	(82,287)
Total derivatives related to variable annuity contracts	(1,013)	(53,581)	(48,192)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,583)	1,769	1,733
Equity futures - FIA	184	(184)	345
Volatility futures - FIA	4	—	—
Equity options - FIA	4,375	(2,617)	994
Total derivatives related to FIA contracts	1,980	(1,032)	3,072
Derivatives related to IUL contracts:
Embedded derivative - IUL	257	(486)	—
Equity futures - IUL	14	3	—
Equity options - IUL	140	(115)	—
Total derivatives related to IUL contracts	411	(598)	—
Embedded derivative - Modco reinsurance treaties	32,191	(68,026)	(60,169)
Other derivatives	72	(37)	(61)
Total realized gains (losses) - derivatives	$33,641	$(123,274)	$(105,350)

The following table sets forth realized investments gains and losses for Modco trading portfolio that is included in realized investment gains (losses) — all other investments.

Realized investment gains (losses) - all other investments

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Modco trading portfolio(1)	$(33,160)	$73,062	$66,303

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
Successor Company		expenses	gains (losses)
(Dollars In Thousands)
February 1, 2015 to March 31, 2015
Inflation	$(36)	$(90)	$(4)
Total	$(36)	$(90)	$(4)

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)

Predecessor Company
For The Three Months Ended March 31, 2014
Inflation	$903	$(670)	$39
Total	$903	$(670)	$39

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	Successor		Predecessor
	Company		Company
	As of March 31, 2015		As of December 31, 2014
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,725,000	$99,230	$1,550,000	$50,743
Embedded derivative - Modco reinsurance treaties	65,609	1,572	25,760	1,051
Embedded derivative — GMWB	4,507,255	121,322	2,804,629	66,843
Interest rate futures	410,966	4,731	27,977	938
Equity futures	26,607	102	26,483	427
Currency futures	112,106	524	197,648	2,384
Equity options	2,285,482	163,491	1,921,167	163,212
Interest rate swaptions	225,000	5,690	625,000	8,012
Other	849	451	242	360
	$9,358,874	$397,113	$7,178,906	$293,970
Other liabilities
Cash flow hedges:
Inflation	$19,285	$55	$40,469	$142
Derivatives not designated as hedging instruments:
Interest rate swaps	250,000	1,792	275,000	3,599
Embedded derivative - Modco reinsurance treaties	2,512,057	341,698	2,562,848	311,727
Embedded derivative - GMWB	5,427,085	194,098	7,038,228	311,969
Embedded derivative - FIA	790,225	83,126	749,933	124,465
Embedded derivative - IUL	18,262	8,593	12,019	6,691
Interest rate futures	8,140	54	—	—
Equity futures	666,286	4,547	385,256	15,069
Currency futures	122,150	1,379	—	—
Equity options	960,718	38,866	699,295	47,077
Other	609	42	—	—
	$10,774,817	$674,250	$11,763,048	$820,739

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify the remaining balance of its derivative financial instruments out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

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

The tables below present the derivative instruments by assets and liabilities for the Company as of March 31, 2015 (Successor Company):

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$273,814	$—	$273,814	$41,440	$120,634	$111,740
Total derivatives, subject to a master netting arrangement or similar arrangement	273,814	—	273,814	41,440	120,634	111,740
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,572	—	1,572	—	—	1,572
Embedded derivative - GMWB	121,322	—	121,322	—	—	121,322
Other	405	—	405	—	—	405
Total derivatives, not subject to a master netting arrangement or similar arrangement	123,299	—	123,299	—	—	123,299
Total derivatives	397,113	—	397,113	41,440	120,634	235,039
Total Assets	$397,113	$—	$397,113	$41,440	$120,634	$235,039

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$46,735	$—	$46,735	$41,440	$5,295	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	46,735	—	46,735	41,440	5,295	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	341,698	—	341,698	—	—	341,698
Embedded derivative - GMWB	194,098	—	194,098	—	—	194,098
Embedded derivative - FIA	83,126	—	83,126	—	—	83,126
Embedded derivative - IUL	8,593	—	8,593	—	—	8,593
Total derivatives, not subject to a master netting arrangement or similar arrangement	627,515	—	627,515	—	—	627,515
Total derivatives	674,250	—	674,250	41,440	5,295	627,515
Repurchase agreements(1)	510,123	—	510,123	—	—	510,123
Total Liabilities	$1,184,373	$—	$1,184,373	$41,440	$5,295	$1,137,638

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2014 (Predecessor Company):

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$225,716	$—	$225,716	$53,612	$73,935	$98,169
Total derivatives, subject to a master netting arrangement or similar arrangement	225,716	—	225,716	53,612	73,935	98,169
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,051	—	1,051	—	—	1,051
Embedded derivative - GMWB	66,843	—	66,843	—	—	66,843
Other	360	—	360	—	—	360
Total derivatives, not subject to a master netting arrangement or similar arrangement	68,254	—	68,254	—	—	68,254
Total derivatives	293,970	—	293,970	53,612	73,935	166,423
Total Assets	$293,970	$—	$293,970	$53,612	$73,935	$166,423

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of	Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$65,887	$—	$65,887	$53,612	$12,258	$17
Total derivatives, subject to a master netting arrangement or similar arrangement	65,887	—	65,887	53,612	12,258	17
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	311,727	—	311,727	—	—	311,727
Embedded derivative - GMWB	311,969	—	311,969	—	—	311,969
Embedded derivative - FIA	124,465	—	124,465	—	—	124,465
Embedded derivative - IUL	6,691	—	6,691	—	—	6,691
Total derivatives, not subject to a master netting arrangement or similar arrangement	754,852	—	754,852	—	—	754,852
Total derivatives	820,739	—	820,739	53,612	12,258	754,869
Repurchase agreements(1)	50,000	—	50,000	—	—	50,000
Total Liabilities	$870,739	$—	$870,739	$53,612	$12,258	$804,869

(1) Borrowings under repurchase agreements are for a term less than 90 days.

18.          OPERATING SEGMENTS

The Company has several operating segments each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments, as prescribed in the ASC Segment Reporting Topic, and makes adjustments to its segment reporting as needed. There were no changes to the Company’s operating segments made or required to be made as a result of the Merger on February 1, 2015. A brief description of each segment follows.

•                  The Life Marketing segment markets fixed universal life (“UL”), indexed universal life, variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and benefits and settlement expenses. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable. The goodwill as of March 31, 2015 (Successor Company) was the result of the Dai-ichi Merger. The purchase price was allocated to the segments in proportion to the segment’s respective fair value. The allocated purchase price in excess of the fair value of assets and liabilities of each segment resulted in the establishment of that segment’s goodwill as of the date of the Merger.

There were no significant intersegment transactions during the period of February 1, 2015 to March 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three months ended March 31, 2014 (Predecessor Company).

The following tables summarize financial information for the Company’s segments (Predecessor and Successor periods are not comparable):

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Revenues
Life Marketing	$272,176	$145,595	$384,766
Acquisitions	258,789	139,761	426,948
Annuities	103,369	7,884	144,657
Stable Value Products	10,342	8,181	27,819
Asset Protection	44,027	21,953	66,383
Corporate and Other	33,624	17,535	39,985
Total revenues	$722,327	$340,909	$1,090,558
Segment Operating Income (Loss)
Life Marketing	$3,425	$(1,618)	$23,485
Acquisitions	36,070	20,134	60,996
Annuities	38,185	13,164	51,643
Stable Value Products	6,115	4,529	17,397
Asset Protection	4,047	2,420	6,369
Corporate and Other	1,885	(10,144)	(14,855)
Total segment operating income	89,727	28,485	145,035
Realized investment (losses) gains - investments(1)	(42,933)	89,815	68,533
Realized investment (losses) gains - derivatives	46,033	(117,118)	(88,363)
Income tax (expense) benefit	(29,966)	327	(41,566)
Net income	$62,861	$1,509	$83,639

(2)Investment gains (losses)	$(35,056)	$80,672	$70,523
Less: amortization related to DAC/VOBA and benefits and settlement expenses	7,877	(9,143)	1,990
Realized investment gains (losses) - investments	$(42,933)	$89,815	$68,533

(3)Derivative gains (losses)	$33,641	$(123,274)	$(105,350)
Less: VA GMWB economic cost	(12,392)	(6,156)	(16,987)
Realized investment gains (losses) - derivatives	$46,033	$(117,118)	$(88,363)

(1) Includes credit related other-than-temporary impairments of $0.5 million for the period of January 1, 2015 to January 31, 2015

(Predecessor Company) and $1.6 million for the three months ended March 31, 2014 (Predecessor Company), respectively. The Company did not recognize any other-than-temporary impairments for the period of February 1, 2015 to March 31, 2015 (Successor Company).

(2)Includes realized investment gains (losses) before related amortization.

(3)Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of March 31, 2015 (Successor Company)
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,568,112	$20,526,268	$20,469,723	$1,799,982
Deferred policy acquisition costs and value of business acquired	991,539	(183,586)	462,339	—
Other intangibles	333,841	41,574	206,778	9,889
Goodwill	203,543	14,524	336,677	113,813
Total assets	$15,097,035	$20,398,780	$21,475,517	$1,923,684

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$834,251	$11,128,974	$11,320	$68,338,630
Deferred policy acquisition costs and value of business acquired	44,355	—	—	1,314,647
Other intangibles	84,032	—	—	676,114
Goodwill	67,155	—	—	735,712
Total assets	$1,029,793	$11,128,974	$11,320	$71,065,103

	Operating Segment Assets
	As of December 31, 2014 (Predecessor Company)
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,858,491	$19,858,284	$20,783,373	$1,958,867
Deferred policy acquisition costs and value of business acquired	1,973,156	600,482	684,574	621
Goodwill	10,192	29,419	—	—
Total assets	$15,841,839	$20,488,185	$21,467,947	$1,959,488

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$927,202	$9,682,362	$14,792	$67,083,371
Deferred policy acquisition costs and value of business acquired	35,418	319	—	3,294,570
Goodwill	62,671	83	—	102,365
Total assets	$1,025,291	$9,682,764	$14,792	$70,480,306

19.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to March 31, 2015 (Successor Company), and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2014 (Predecessor Company), included in our Annual Report on Form 10-K.

For a more complete understanding of our business and current period results, please read the following MD&A in conjunction with our latest Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (the “SEC”).

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or shareowner’s equity.

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Risks and Uncertainties and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Predecessor Company).

IMPORTANT INVESTOR INFORMATION

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains these reports and other information filed electronically by us. We make available through our website, www.protective.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. We will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.

We also make available to the public current information, including financial information, regarding the Company and our affiliates on the Financial Information page of our website, www.protective.com. We encourage investors, the media and others interested in us and our affiliates to review the information we post on our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

OVERVIEW

Our business

On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company. Prior to February 1, 2015, the Company’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, the Company remains an SEC registrant for financial reporting purposes in the United States. The Company, which is headquartered in Birmingham, Alabama, operates as a holding company for its insurance and other subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company (“PLICO”) is our largest operating subsidiary. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Corporation and our subsidiaries.

We have several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. We periodically evaluate our operating segments as prescribed in the Accounting Standards Codification (“ASC”) Segment Reporting Topic, and make adjustments to our segment reporting as needed. There were no changes to our operating segments made or required to be made as a result of the Merger on February 1, 2015.

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

•                  Acquisitions - We focus on acquiring, converting, and servicing policies from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

•                  Corporate and Other - This segment primarily consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above (including interest on certain corporate debt). This segment includes earnings from several non-

strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

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

General

•                  exposure to the risks of natural and man-made catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change could adversely affect our operations and results;

•                  a disruption affecting the electronic systems of the Company or those on whom the Company relies could adversely affect our business, financial condition and results of operations;

•                  confidential information maintained in the systems of the Company or other parities upon which the Company relies could be compromised or misappropriated, damaging our business and reputation and adversely affecting our financial condition and results of operations;

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

Industry

•                  we are highly regulated and are subject to routine audits, examinations and actions by regulators, law enforcement agencies, and self-regulatory organizations;

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 (Predecessor Company). Certain of our accounting policies were amended in conjunction with the Dai-ichi Merger. Please refer to Note 2, Summary of Significant Accounting Policies, included in this Form 10-Q for more information.

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives, net of the amortization related to deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and benefits and settlement expenses. Segment operating income (loss) also excludes changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

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

However, segment operating income (loss) should not be viewed as a substitute for net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (Predecessor and Successor periods are not comparable):

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$3,425	$(1,618)	$23,485
Acquisitions	36,070	20,134	60,996
Annuities	38,185	13,164	51,643
Stable Value Products	6,115	4,529	17,397
Asset Protection	4,047	2,420	6,369
Corporate and Other	1,885	(10,144)	(14,855)
Total segment operating income	89,727	28,485	145,035
Realized investment gains (losses) - investments(1)	(42,933)	89,815	68,533
Realized investment gains (losses) - derivatives	46,033	(117,118)	(88,363)
Income tax (expense) benefit	(29,966)	327	(41,566)
Net income	$62,861	$1,509	$83,639

Investment gains (losses)(2)	$(35,056)	$80,672	$70,523
Less: amortization related to DAC/VOBA and benefits and settlement expenses	7,877	(9,143)	1,990
Realized investment gains (losses) - investments	$(42,933)	$89,815	$68,533

Derivative gains (losses) (3)	$33,641	$(123,274)	$(105,350)
Less: VA GMWB economic cost	(12,392)	(6,156)	(16,987)
Realized investment gains (losses) - derivatives	$46,033	$(117,118)	$(88,363)

(1)             Includes credit related other-than-temporary impairments of $0.5 million for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and $1.6 million for the three months ended March 31, 2014 (Predecessor Company), respectively. We did not recognize any other-than-temporary impairments for the period of February 1, 2015 to March 31, 2015 (Successor Company).

(2)             Includes realized investment gains (losses) before related amortization.

(3)             Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Net income was $62.9 million and operating income was $89.7 million for the period of February 1, 2015 to March 31, 2015.

We experienced net realized losses of $1.4 million for the period of February 1, 2015 to March 31, 2015 (Successor Company). The losses realized were primarily related to net losses of $1.0 million of derivatives related to variable annuity contracts, $1.0 million of losses related to the net activity of the modified coinsurance portfolio, and net losses of $2.2 million loss related to other investment and derivative activity. Partially offsetting these losses were $0.4 million of gains related to investment securities sale activity, net gains of $2.0 million of derivatives related to FIA contracts, and net gains of $0.4 million related to IUL contracts.

•                  Life Marketing segment operating income was $3.4 million which consisted of universal life earnings of $9.5 million, a traditional operating loss of $2.9 million, and an operating loss of $3.2 million in other lines.

•                  Acquisitions segment operating income was $36.1 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $38.2 million which included $21.0 million of fixed annuity operating earnings and $19.9 million of variable annuity operating earnings. The fixed annuity results were primarily driven by $8.0 million of favorable single premium immediate annuities (“SPIA”) mortality. There was no unlocking recorded by the segment during the period.

•                  Stable Value Products segment operating income of $6.1 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $1.2 million and the adjusted operating spread, which excludes participating income, was 159 basis points.

•                  Asset Protection segment operating income was $4.0 million which consisted of service contract earnings of $2.5 million, GAP product earnings of $1.1 million, and credit insurance earnings of $0.4 million.

•                  The Corporate and Other segment’s $1.9 million operating income was primarily due to $30.2 million of investment income and $2.4 million of mortgage loan prepayment fees and participation income partially offset by corporate overhead expenses and $13.6 million of interest expense.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net income was $1.5 million and operating income was $28.5 million for the period of January 1, 2015 to January 31, 2015.

We experienced net realized losses of $42.6 million for the period of January 1, 2015 to January 31, 2015 (Predecessor Company). The losses realized for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), were primarily related to $0.5 million for other-than-temporary impairment credit-related losses, net losses of $53.6 million of derivatives related to variable annuity contracts, net losses of $1.0 million of derivatives related to FIA contracts, and net losses of $0.6 million of derivatives related to IUL contracts. Partially offsetting these losses were $6.9 million of gains related to investment securities sale activity, $5.0 million of gains related to the net activity of the modified coinsurance portfolio, and net gains of $1.2 million related to other investment and derivative activity.

•                  Life Marketing segment operating loss was $1.6 million. Included in that amount was a traditional operating loss of $3.4 million, universal life earnings of $1.2 million, and operating earnings of $0.6 million in other lines.

•                  Acquisitions segment operating income was $20.1 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $13.2 million. Included in that amount was $2.8 million of unfavorable SPIA mortality results and $2.3 million of unfavorable unlocking, primarily related to the VA line of business.

•                  Stable Value Products segment operating income of $4.5 million was primarily due activity in average account values, operating spread, and participating mortgage income.  Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.

•                  Asset Protection segment operating income was $2.4 million which consisted of $1.3 million in service contract earnings, $0.9 million in GAP product earnings, and credit insurance earnings of $0.2 million.

•                  The Corporate and Other segment’s $10.1 million operating loss was primarily due to corporate overhead expenses and $11.1 million of interest expense partially offset by $10.2 million of investment income and $0.5 million of mortgage loan prepayment fees.

For The Three Months Ended March 31, 2014 (Predecessor Company)

Net income was $83.6 million and operating income was $145.0 million for the three months ended March 31, 2014.

We experienced net realized losses of $34.8 million for the three months ended March 31, 2014, The losses realized for the three months ended March 31, 2014, were primarily related to $1.6 million for other-than-temporary impairment credit-related losses, net losses of $48.2 million of derivatives related to variable annuity contracts, and a $1.6 million loss related to other investment and derivative activity. Partially offsetting these losses were $7.4 million of gains related to investment securities sale activity, $6.1 million of gains related to the net activity of the modified coinsurance portfolio, and net gains of $3.1 million of derivatives related to FIA contracts.

•                  Life Marketing segment operating income was $23.5 million which consisted of traditional earnings of $15.5 million, universal life earnings of $3.9 million, and operating earnings of $4.1 million in other lines.

•                  Acquisitions segment operating income was $61.0 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $51.6 million. Included in this amount was $7.5 million of unfavorable SPIA mortality results.

•                  Stable Value Products segment operating income of $17.4 million was primarily due activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.5 million and the adjusted operating spread, which excludes participating income, was 262 basis points.

•                  Asset Protection segment operating income was $6.4 million which consisted of $3.8 million in service contract earnings, $2.5 million in GAP product earnings, and credit insurance earnings of $0.1 million.

•                  The Corporate and Other segment’s $14.9 million operating loss was primarily due to corporate overhead expenses and $35.9 million of interest expense which was partially offset by $36.1 million of investment income and $4.4 million of gross premiums and policies fees.

Life Marketing

Segment Results of Operations

Segment results were as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$243,678	$136,068	$412,111
Reinsurance ceded	(68,383)	(51,142)	(194,019)
Net premiums and policy fees	175,295	84,926	218,092
Net investment income	78,255	47,460	133,963
Other income	18,081	12,810	32,513
Total operating revenues	271,631	145,196	384,568
Realized gains (losses) - investments	133	997	198
Realized gains (losses) - derivatives	412	(598)	—
Total revenues	272,176	145,595	384,766
BENEFITS AND EXPENSES
Benefits and settlement expenses	222,730	123,525	293,805
Amortization of deferred policy acquisition costs and value of business acquired	20,147	4,584	24,032
Other operating expenses	25,329	18,705	43,246
Operating benefits and settlement expenses	268,206	146,814	361,083
Amortization related to benefits and settlement expenses	409	(346)	5
Amortization of DAC/VOBA related to realized gains (losses) - investments	31	229	29
Total benefits and expenses	268,646	146,697	361,117
INCOME (LOSS) BEFORE INCOME TAX	3,530	(1,102)	23,649
Less: realized gains (losses)	545	399	198
Less: amortization related to benefits and settlement expenses	(409)	346	(5)
Less: related amortization of DAC/VOBA	(31)	(229)	(29)
OPERATING INCOME (LOSS)	$3,425	$(1,618)	$23,485

The following table summarizes key data for the Life Marketing segment:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Sales By Product
Traditional	$110	$42	$149
Universal life	23,486	11,473	28,181
BOLI	—	—	—
	$23,596	$11,515	$28,330
Sales By Distribution Channel
Independent agents	$17,910	$9,027	$21,515
Stockbrokers / banks	4,892	2,169	6,224
BOLI / other	794	319	591
	$23,596	$11,515	$28,330
Average Life Insurance In-force(1)
Traditional	$388,673,749	$391,411,413	$411,206,813
Universal life	157,764,363	153,317,720	124,300,639
	$546,438,112	$544,729,133	$535,507,452
Average Account Values
Universal life	$7,264,402	$7,250,973	$7,110,461
Variable universal life	582,946	574,257	529,816
	$7,847,348	$7,825,230	$7,640,277

(1)   Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Insurance companies:
First year commissions	$28,669	$14,109	$33,067
Renewal commissions	4,852	2,513	6,782
First year ceding allowances	(509)	(49)	(306)
Renewal ceding allowances	(28,853)	(12,364)	(36,843)
General & administrative	31,974	17,467	42,150
Taxes, licenses, and fees	5,175	2,508	5,777
Other operating expenses incurred	41,308	24,184	50,627
Less: commissions, allowances & expenses capitalized	(34,083)	(17,059)	(38,331)
Other insurance company operating expenses	7,225	7,125	12,296
Marketing companies:
Commissions	12,887	8,233	23,021
Other operating expenses	5,217	3,347	7,929
Other marketing company operating expenses	18,104	11,580	30,950
Other operating expenses	$25,329	$18,705	$43,246

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $175.3 million for the period of February 1, 2015 to March 31, 2015.  Included in this amount are traditional net premiums of $99.5 million and universal life policy fees of $75.7 million.

Net investment income

Net investment income was $78.3 million for the period of February 1, 2015 to March 31, 2015. Included in this amount is traditional net investment income of $10.0 million and universal life investment income of $66.1 million.

Other income

Other income was $18.1 million for the period of February 1, 2015 to March 31, 2015. This amount is primarily comprised of revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefit and settlement expenses were $222.7 million for the period of February 1, 2015 to March 31, 2015.  This amount includes traditional benefit and settlement expenses of $91.3 million and universal life benefit and settlement expenses of $131.5 million, including $53.0 million of interest on funds for universal life policies.

Amortization of DAC and VOBA

DAC and VOBA amortization was $20.1 million for the period of February 1, 2015 to March 31, 2015.

Other operating expenses

Other operating expenses were $25.3 million for the period of February 1, 2015 to March 31, 2015.  Other operating expenses for the insurance companies reflect commissions of $33.5 million, general and administrative expenses of $32.0 million, and taxes of $5.2 million, partly offset by ceding allowances of $29.4 million and capitalization of $34.1 million.  Marketing company expenses were $18.1 million for the period of February 1, 2015 to March 31, 2015.

Sales

Sales for the segment were $23.6 million for the period of February 1, 2015 to March 31, 2015, comprised primarily of universal life sales.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $84.9 million for the period of January 1, 2015 to January 31, 2015. This amount is comprised of traditional net premiums of $41.8 million and universal life policy fees of $43.1 million.

Net investment income

Net investment income was $47.5 million for the period of January 1, 2015 to January 31, 2015. Included in this amount is traditional net investment income of $6.3 million and universal life investment income of $40.1 million.

Other income

Other income was $12.8 million for the period of January 1, 2015 to January 31, 2015. This amount is primarily comprised of revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefit and settlement expenses were $123.5 million for the period of January 1, 2015 to January 31, 2015. This amount includes traditional benefit and settlement expenses of $44.7 million, including an elevated level of claims and universal life benefit and settlement expenses of $77.7 million, partly comprised of $25.7 million of interest on funds for universal life policies.

Amortization of DAC and VOBA

DAC and VOBA amortization was $4.6 million for the period of January 1, 2015 to January 31, 2015.

Other operating expenses

Other operating expenses were $18.7 million for the period of January 1, 2015 to January 31, 2015.  Other operating expenses for the insurance companies reflect commissions of $16.6 million, general and administrative expenses of $17.5 million, and taxes of $2.5 million, partly offset by ceding allowances of $12.4 million and capitalization of $17.1 million.  Marketing company expenses were $11.6 million for the period of January 1, 2015 to January 31, 2015.

Sales

Sales for the segment were $11.5 million for the period of January 1, 2015 to January 31, 2015, almost entirely comprised of universal life sales.

For The Three Months Ended March 31, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $218.1 million for the three months ended March 31, 2014. This amount is comprised of traditional net premiums of $125.3 million and universal life policy fees of $92.6 million.

Net investment income

Net investment income in the segment was $134.0 million for the three months ended March 31, 2014. Included in this amount is traditional net investment income of $15.5 million and universal life investment income of $115.0 million.

Other income

Other income was $32.5 million for the three months ended March 31, 2014, primarily due to revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefits and settlement expenses were $293.8 for the three months ended March 31, 2014. This amount includes traditional benefit and settlement expenses of $102.5 million and universal life benefit and settlement expenses of $191.4 million, partly comprised of $75.9 million of interest on funds for universal life policies. For the three months ended March 31, 2014, universal life and BOLI unlocking was largely driven by mortality and lapses. The impact of these changes decreased benefits and settlement expenses $4.2 million.

Amortization of DAC and VOBA

DAC and VOBA amortization was $24.0 million for the three months ended March 31, 2014. For the three months ended March 31, 2014, universal life and BOLI unlocking increased amortization $4.6 million.

Other operating expenses

Other operating expenses were $43.2 million for the three months ended March 31, 2014. Other operating expenses for the insurance companies reflect commissions of $39.8 million, general and administrative expenses of $42.2 million, and taxes of $5.8 million, partly offset by ceding allowances of $37.1 million and capitalization of $38.3 million.  Marketing company expenses were $31.0 million for the period ended March 31, 2014.

Sales

Sales for the segment were $28.3 million for the three months ended March 31, 2014, comprised primarily of universal life sales of $28.2 million.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Predecessor Company).

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(68,383)	$(51,142)	$(194,019)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(61,735)	(58,501)	(198,781)
Amortization of deferred policy acquisition costs and value of business acquired	(794)	(3,766)	(9,473)
Other operating expenses (1)	(28,038)	(11,728)	(32,293)
Total benefits and expenses	(90,567)	(73,995)	(240,547)

NET IMPACT OF REINSURANCE	$22,184	$22,853	$46,528

Allowances received	$(29,362)	$(12,413)	$(37,149)
Less: Amount deferred	1,324	685	4,856
Allowances recognized
(ceded other operating expenses) (1)	$(28,038)	$(11,728)	$(32,293)

(1)   Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 100% to 225%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

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

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $5.7 million and universal life premiums of $63.0 million. Traditional ceded premiums for the period February 1, 2015 to March 31, 2015 were impacted by runoff and a number of policies with post level period activity.

Ceded benefits and settlement expenses were $61.7 million for the period of February 1, 2015 to March 31, 2015. This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional ceded benefits activity of $2.0 million was due to ceded death benefits, largely offset by ceded reserves. Universal life ceded benefits of $59.8 million were mainly comprised of $59.7 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $0.8 million for the period of February 1, 2015 to March 31, 2015.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $22.6 million and universal life premiums of $27.2 million. Traditional ceded premiums for the period January 1, 2015 to January 31, 2015 were impacted by runoff and a number of policies with post level activity.

Ceded benefits and settlement expenses were $58.5 million for the period of January 1, 2015 to January 31, 2015.  This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional ceded benefits activity of $29.3 million was due to ceded death benefits, partly offset by ceded reserves. Universal life ceded benefits of $30.0 million were mainly comprised of $30.4 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $3.8 million for the period of January 1, 2015 to January 31, 2015.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Three Months Ended March 31, 2014 (Predecessor Company)

The ceded premiums for 2014 were primarily comprised of ceded traditional life premiums of $99.0 million and universal life premiums of $94.6 million. Traditional ceded premiums for the three months ended March 31, 2014 were impacted by runoff and a number of policies with post level activity.

Ceded benefits and settlement expenses were $198.8 million for the three months ended March 31, 2014.  This amount was primarily driven by the impact of ceded claims, with traditional ceded  death benefits of $127.3 million and universal life ceded death benefits of $81.7 million.

Ceded amortization of DAC and VOBA costs was $9.5 million for the three months ended March 31, 2014.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

Acquisitions

Segment Results of Operations

Segment results were as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$191,902	$88,855	$295,830
Reinsurance ceded	(48,560)	(26,512)	(100,369)
Net premiums and policy fees	143,342	62,343	195,461
Net investment income	113,692	71,088	216,102
Other income	2,191	1,240	4,061
Total operating revenues	259,225	134,671	415,624
Realized gains (losses) - investments	(32,627)	73,601	71,115
Realized gains (losses) - derivatives	32,191	(68,511)	(59,791)
Total revenues	258,789	139,761	426,948
BENEFITS AND EXPENSES
Benefits and settlement expenses	205,847	100,693	308,364
Amortization of value of business acquired	(130)	4,803	18,062
Other operating expenses	17,438	9,041	28,202
Operating benefits and expenses	223,155	114,537	354,628
Amortization related to benefits and settlement expenses	2,409	1,233	7,500
Amortization of VOBA related to realized gains (losses) - investments	(10)	230	510
Total benefits and expenses	225,554	116,000	362,638
INCOME BEFORE INCOME TAX	33,235	23,761	64,310
Less: realized gains (losses)	(436)	5,090	11,324
Less: amortization related to benefits and settlement expenses	(2,409)	(1,233)	(7,500)
Less: related amortization of VOBA	10	(230)	(510)
OPERATING INCOME	$36,070	$20,134	$60,996

The following table summarizes key data for the Acquisitions segment:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$180,098,499	$182,177,575	$193,786,319
Universal life	33,071,531	33,413,557	36,169,275
	$213,170,030	$215,591,132	$229,955,594
Average Account Values
Universal life	$4,489,381	$4,486,843	$4,596,540
Fixed annuity(2)	3,695,824	3,712,578	3,826,812
Variable annuity	1,410,627	1,396,587	1,511,562
	$9,595,832	$9,596,008	$9,934,914
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	4.34%	5.73%	5.64%
Interest credited to policyholders	3.98	4.05	3.96
Interest spread	0.36%	1.68%	1.68%

(1)   Amounts are not adjusted for reinsurance ceded.

(2)   Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)   Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Operating revenues

Operating revenues for the segment were $259.2 million and included net premiums and policy fees of $143.3 million, net investment income of $113.7 million, and other income of $2.2 million. The segment experienced expected runoff in the current period.

Total benefits and expenses

Total benefits and expenses were $225.6 million, primarily due to operating benefits and expenses of $223.2 million. Operating benefits and expenses included benefits and settlement expenses of $205.8 million, amortization of value of business acquired of $0.1 million, and other operating expenses of $17.4 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $2.4 million to total benefits and expenses.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Operating revenues

Operating revenues for the segment were $134.7 million and included net premiums and policy fees of $62.3 million, net investment income of $71.1 million, and other income of $1.2 million. The segment experienced expected runoff in the current period.

Total benefits and expenses

Total benefits and expenses were $116.0 million, primarily due to operating benefits and expenses of $114.5 million. Operating benefits and expenses included benefits and settlement expenses of $100.7 million, amortization of value of business acquired of $4.8 million, and other operating expenses of $9.0 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $1.5 million to total benefits and expenses.

For The Three Months Ended March 31, 2014 (Predecessor Company)

Operating revenues

Net premiums and policy fees were $195.5 million for the three months ended March 31, 2014. Net investment income was $216.1 million for the three months ended March 31, 2014.  The segment experienced expected runoff.

Total benefits and expenses

Total benefits and expenses were $362.6 million for the three months ended March 31, 2014. The activity was primarily due to the MONY acquisition. The MONY acquisition increased operating benefits and expenses $158.5 million.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies  of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Predecessor Company).

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(48,560)	$(26,512)	$(100,369)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(34,290)	(25,832)	(89,736)
Amortization of value of business acquired	(8)	(233)	(2,979)
Other operating expenses	(8,285)	(3,647)	(10,887)
Total benefits and expenses	(42,583)	(29,712)	(103,602)

NET IMPACT OF REINSURANCE (1)	$(5,977)	$3,200	$3,233

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

The net impact of reinsurance activity for the period of February 1, 2015 to March 31, 2015 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

The net impact of reinsurance activity for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

The net impact of reinsurance activity for the three months ended March 31, 2014 (Predecessor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses.  Ceded benefits and settlement expenses were primarily driven by ceded claims.

Annuities

Segment Results of Operations

Segment results were as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$24,947	$12,473	$36,272
Reinsurance ceded	—	—	—
Net premiums and policy fees	24,947	12,473	36,272
Net investment income	50,931	37,189	117,466
Realized gains (losses) - derivatives	(12,392)	(6,156)	(16,987)
Other income	27,129	12,980	35,430
Total operating revenues	90,615	56,486	172,181
Realized gains (losses) - investments	(605)	(145)	609
Realized gains (losses) - derivatives, net of economic cost	13,359	(48,457)	(28,133)
Total revenues	103,369	7,884	144,657
BENEFITS AND EXPENSES
Benefits and settlement expenses	32,919	27,485	77,859
Amortization of deferred policy acquisition costs and value of business acquired	(2,404)	5,911	14,372
Other operating expenses	21,915	9,926	28,307
Operating benefits and expenses	52,430	43,322	120,538
Amortization related to benefits and settlement expenses	(612)	3,128	2,233
Amortization of DAC/VOBA related to realized gains (losses) - investments	5,650	(13,617)	(8,287)
Total benefits and expenses	57,468	32,833	114,484
INCOME (LOSS) BEFORE INCOME TAX	45,901	(24,949)	30,173
Less: realized gains (losses) - investments	(605)	(145)	609
Less: realized gains (losses) - derivatives, net of economic cost	13,359	(48,457)	(28,133)
Less: amortization related to benefits and settlement expenses	612	(3,128)	(2,233)
Less: related amortization of DAC/VOBA	(5,650)	13,617	8,287
OPERATING INCOME	$38,185	$13,164	$51,643

The following table summarizes key data for the Annuities segment:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
Fixed annuity	$42,476	$28,335	$236,154
Variable annuity	184,147	59,115	180,205
	$226,623	$87,450	$416,359
Average Account Values
Fixed annuity(1)	$8,263,820	$8,171,438	$8,182,141
Variable annuity	12,579,000	12,365,217	12,035,056
	$20,842,820	$20,536,655	$20,217,197
Interest Spread - Fixed Annuities(2)
Net investment income yield	3.48%	5.22%	5.51%
Interest credited to policyholders	2.89	3.17	3.35
Interest spread	0.59%	2.05%	2.16%

(1)   Includes general account balances held within VA products.

(2)   Interest spread on average general account values.

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(48)	$1,413	$4,250
Equity futures - VA	(32,469)	9,221	(2,651)
Currency futures - VA	6,137	7,778	(1,278)
Variance swaps - VA	—	—	(1,850)
Equity options - VA	(21,774)	3,047	(12,341)
Interest rate swaptions - VA	(11,328)	9,268	(9,403)
Interest rate swaps - VA	(54,791)	122,710	57,368
Embedded derivative - GMWB(1)	113,260	(207,018)	(82,287)
Total derivatives related to variable annuity contracts	(1,013)	(53,581)	(48,192)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,583)	1,769	1,733
Equity futures - FIA	184	(184)	345
Volatility futures - FIA	4	—	—
Equity options - FIA	4,375	(2,617)	994
Total derivatives related to FIA contracts	1,980	(1,032)	3,072
Economic cost - VA GMWB(2)	12,392	6,156	16,987
Realized gains (losses) - derivatives, net of economic cost	$13,359	$(48,457)	$(28,133)

(1)   Includes impact of nonperformance risk of $(5.9) million for the period of February 1, 2015 to March 31, 2015 (Successor Company), $11.8 million for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and $(3.1) million for the three months ended March 31, 2014 (Predecessor Company).

(2)   Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.)

	Successor	Predecessor
	Company	Company
	As of	As of
	March 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$86,311	$93,061
GMDB Reserves	29,637	25,960
GMWB and GMAB Reserves	72,776	245,127
Account value subject to GMWB rider	9,822,111	9,738,496
GMWB Benefit Base	9,929,753	9,837,891
GMAB Benefit Base	4,587	4,967
S&P 500® Index	2,068	2,059

(1) Guaranteed benefits in excess of contract holder account balance.

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Operating revenues

Segment operating revenues were $90.6 million for the period of February 1, 2015 to March 31, 2015. Operating revenue consisted of $50.9 million of net investment income, $24.9 million of policy fees, $27.1 million in other income, and $12.4 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $32.9 million for the period of February 1, 2015 to March 31, 2015. Included in that amount is $8.0 million in favorable SPIA mortality results, which was partially offset by an increase in guaranteed benefit reserves from the VA line of business.

Amortization of DAC and VOBA

DAC and VOBA amortization was $2.4 million favorable for the period of February 1, 2015 to March 31, 2015 due to the allocation of negative VOBA to some of the products within the segment.

Other operating expenses

Other operating expenses were $21.9 million for the period of February 1, 2015 to March 31, 2015. Operating expenses consisted of $5.5 million in acquisition expenses, $7.8 million in maintenance and overhead expenses, and $8.6 million in commission expenses.

Sales

Total sales were $226.6 million for the period of February 1, 2015 to March 31, 2015. Fixed annuity sales were $42.5 million and variable annuity sales were $184.1 million.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Operating revenues

Segment operating revenue was $56.5 million for the period of January 1, 2015 to January 31, 2015. Operating revenue consisted of $37.2 million of investment income, $12.5 million of policy fees, $13.0 million in other income, and $6.2 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $27.5 million for the period of January 1, 2015 to January 31, 2015. Included in that amount is $2.8 million of unfavorable SPIA mortality results and a $2.6 million increase in guaranteed benefit reserves from the VA line of business.

Amortization of DAC and VOBA

DAC and VOBA amortization was $5.9 million unfavorable for the period of January 1, 2015 to January 31, 2015. The segment recorded unfavorable DAC unlocking of $2.4 million, including $2.2 million of unfavorable unlocking from the VA line of business.

Other operating expenses

Other operating expenses were $9.9 million for the period of January 1, 2015 to January 31, 2015. Operating expenses consisted of $2.8 million in acquisition expense, $2.8 million in maintenance and overhead expenses, and $4.3 million in commission expenses.

Sales

Total sales were $87.5 million for the period of January 1, 2015 to January 31, 2015. Fixed annuity sales were $28.3 million and variable annuity sales were $59.1 million.

For The Three Months Ended March 31, 2014 (Predecessor Company)

Operating revenues

Segment operating revenues were $172.2 million for the three months ended March 31, 2014, which consisted of $117.5 million of net investment income, $36.3 million of policy fees, $35.4 million in other income, and $17.0 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $77.9 million for the three months ended March 31, 2014. Included in these results are $7.5 million of unfavorable SPIA mortality results and $0.9 million of unfavorable unlocking.

Amortization of DAC and VOBA

DAC and VOBA amortization was $14.4 million for the three months ended March 31, 2014. Included in this amount was $1.3 million of favorable unlocking.

Other operating expenses

Other operating expenses were $28.3 million for the three months ended March 31, 2014. Operating expenses consisted of $8.3 million in acquisition expenses, $8.0 million in maintenance and overhead expenses, and $12.0 million in commission expenses.

Sales

Total sales were $416.4 million for the three months ended March 31, 2014. Fixed annuity sales were $236.2 million and variable annuity sales were $180.2 million.

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Net investment income	$10,373	$6,888	$27,778
Other income	—	—	—
Total operating revenues	10,373	6,888	27,778
Realized gains (losses)	(31)	1,293	41
Total revenues	10,342	8,181	27,819
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,919	2,255	9,808
Amortization of deferred policy acquisition costs and value of business acquired	—	25	100
Other operating expenses	339	79	473
Total benefits and expenses	4,258	2,359	10,381
INCOME BEFORE INCOME TAX	6,084	5,822	17,438
Less: realized gains (losses)	(31)	1,293	41
OPERATING INCOME	$6,115	$4,529	$17,397

The following table summarizes key data for the Stable Value Products segment:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
GIC	$50,700	$—	$25,850
GFA - Direct Institutional	100,000	—	—
	$150,700	$—	$25,850

Average Account Values	$1,863,209	$1,932,722	$2,580,025
Ending Account Values	$1,923,684	$1,911,751	$2,537,504

Operating Spread
Net investment income yield	3.38%	4.28%	4.31%
Other income yield	—	—	—
Interest credited	1.28	1.40	1.52
Operating expenses	0.11	0.07	0.09
Operating spread	1.99%	2.81%	2.70%

Adjusted operating spread(1)	1.59%	2.76%	2.62%

(1)   Excludes participating mortgage loan income and other income.

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Segment operating income

Operating income of $6.1 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $1.2 million and the adjusted operating spread, which excludes participating income, was 159 basis points.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Segment operating income

Operating income of $4.5 million was primarily due activity in average account values, operating spread, and participating mortgage income.  Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.

For The Three Months Ended March 31, 2014 (Predecessor Company)

Segment operating income

Operating income of $17.4 million was primarily due activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.5 million and the adjusted operating spread, which excludes participating income, was 262 basis points.

Asset Protection

Segment Results of Operations

Segment results were as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$45,817	$23,127	$67,274
Reinsurance ceded	(24,458)	(12,302)	(33,324)
Net premiums and policy fees	21,359	10,825	33,950
Net investment income	3,012	1,878	5,729
Other income	19,656	9,250	26,704
Total operating revenues	44,027	21,953	66,383
BENEFITS AND EXPENSES
Benefits and settlement expenses	15,791	7,592	24,620
Amortization of deferred policy acquisition costs and value of business acquired	4,603	1,820	6,645
Other operating expenses	19,586	10,121	28,749
Total benefits and expenses	39,980	19,533	60,014
INCOME BEFORE INCOME TAX	4,047	2,420	6,369
OPERATING INCOME	$4,047	$2,420	$6,369

The following table summarizes key data for the Asset Protection segment:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
Credit insurance	$3,882	$2,088	$6,842
Service contracts	61,916	28,835	81,912
GAP	15,232	6,318	16,747
	$81,030	$37,241	$105,501
Loss Ratios(1)
Credit insurance	40.5%	27.9%	40.2%
Service contracts	80.4	82.4	83.5
GAP	71.9	56.6	58.3

(1)   Incurred claims as a percentage of earned premiums

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $21.4 million which consisted of service contract premiums of $13.9 million, GAP premiums of $5.1 million, and credit insurance premiums of $2.4 million.

Other income

Other income activity consisted of $16.5 million from the service contract line and $3.1 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $11.1 million in service contract claims, $3.7 million in GAP claims and $1.0 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $2.5 million in the credit insurance line, $2.0 million in the GAP line, and $0.1 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $19.6 million including activity in all product lines.

Sales

Total segment sales consisted of $61.9 million in the service contract line, $15.2 million in the GAP product line, and credit insurance sales of $3.9 million.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees consisted of service contract premiums of $7.0 million, GAP premiums of $2.6 million, and $1.2 million of credit insurance premiums.

Other income

Other income consisted of $7.9 million from the service contract line and $1.4 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses was primarily due to service contract claims of $5.8 million, GAP claims of $1.5 million, and credit insurance claims of $0.3 million.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $1.1 million in the credit insurance line, $0.4 million in the GAP line, and $0.3 million in the service contract line. Other operating expenses were $10.1 million including activity in all product lines.

Sales

Total segment sales consisted of $28.8 million in the service contract line, $6.3 million in the GAP product line and credit insurance sales of $2.1 million.

For The Three Months Ended March 31, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees consisted of service contract premiums of $22.1 million, GAP premiums of $7.9 million, and $4.0 million of credit insurance premiums.

Other income

Other income consisted of $23.1 million from the service contract line and $3.6 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses was primarily due to service contract claims of $18.4 million, GAP claims of $4.6 million, and credit insurance claims of $1.6 million.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $3.5 million in the credit insurance line, $1.7 million in the service contract line and $1.4 million in the GAP line. Other operating expenses were $28.7 million from activity in all product lines.

Sales

Total segment sales consisted of $81.9 million in the service contract line, $16.7 million in the GAP product line and credit insurance sales of $6.8 million.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Predecessor Company).

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(24,458)	$(12,302)	$(33,324)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(10,281)	(4,659)	(14,429)
Amortization of deferred policy acquisition costs and value of business acquired	(8)	(520)	(1,779)
Other operating expenses	(740)	(531)	(1,575)
Total benefits and expenses	(11,029)	(5,710)	(17,783)

NET IMPACT OF REINSURANCE (1)	$(13,429)	$(6,592)	$(15,541)

(1)   Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Reinsurance premiums ceded of $24.5 million consisted of ceded premiums in all product lines.

Benefits and settlement expenses ceded of $10.3 million was primarily due to losses on ceded business in the service contract and GAP product lines.

Other operating expenses ceded of $0.7 million was mainly due to ceded activity in the credit product line.

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

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Reinsurance premiums ceded of $12.3 million consisted of ceded premiums in all product lines.

Benefits and settlement expenses ceded of $4.7 million was primarily due to losses on ceded business in the service contract and GAP product lines.

Amortization of DAC and VOBA ceded of $0.5 million was primarily the result of ceded activity in the GAP product line. Other operating expenses ceded of $0.5 million was mainly due to ceded activity in the credit product line.

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

For The Three Months Ended March 31, 2014 (Predecessor Company)

Reinsurance premiums ceded of $33.3 million consisted of ceded premiums in all product lines.

Benefits and settlement expenses ceded of $14.4 million was primarily due to losses on ceded business in all product lines.

Amortization of DAC and VOBA ceded of $1.8 million was primarily the result of ceded activity in the service contract and credit product lines. Other operating expenses ceded of $1.6 million was mainly due to ceded activity in the credit product line.

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

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,664	$1,343	$4,409
Reinsurance ceded	—	—	(1)
Net premiums and policy fees	2,664	1,343	4,408
Net investment income	32,609	10,677	37,125
Realized gains (losses) - derivatives	—	—	—
Other income	206	141	331
Total operating revenues	35,479	12,161	41,864
Realized gains (losses) - investments	(1,930)	4,919	(1,401)
Realized gains (losses) - derivatives	75	455	(478)
Total revenues	33,624	17,535	39,985
BENEFITS AND EXPENSES
Benefits and settlement expenses	2,887	1,722	4,325
Amortization of deferred policy acquisition costs and value of business acquired	10	87	119
Other operating expenses	30,697	20,496	52,275
Total benefits and expenses	33,594	22,305	56,719
INCOME (LOSS) BEFORE INCOME TAX	30	(4,770)	(16,734)
Less: realized gains (losses) - investments	(1,930)	4,919	(1,401)
Less: realized gains (losses) - derivatives	75	455	(478)
OPERATING INCOME (LOSS)	$1,885	$(10,144)	$(14,855)

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Operating revenues

Operating revenues of $35.5 million were primarily due to $30.2 million of investment income and $2.4 million of mortgage loan prepayment fees and participation income.

Total benefits and expenses

Total benefits and expenses of $33.6 million were primarily due to $30.7 million of other operating expenses which included corporate overhead expenses and $13.6 million of interest expense.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Operating revenues

Net investment income of $10.7 million was primarily due to $10.2 million of investment income and $0.5 million of mortgage loan prepayment fees.

Total benefits and expenses

Total benefits and expenses of $22.3 million were primarily due to $20.5 million of other operating expenses which included $11.1 million of interest expense, corporate overhead expenses, and $2.8 million of charitable contributions.

For The Three Months Ended March 31, 2014 (Predecessor Company)

Operating revenues

Operating revenues of $41.9 million were primarily due to $36.1 million of investment income, $4.4 million of premiums and policy fees, and $1.0 million of mortgage loan prepayment fees.

Total benefits and expenses

Total benefits and expenses of $56.7 million were primarily due to $52.3 million of other operating expenses which included corporate overhead expenses and $35.9 million of interest expense.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowner’s equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of March 31, 2015 (Successor Company), our investment portfolio was approximately $47.1 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	Successor		Predecessor
	Company		Company
	As of		As of
	March 31, 2015		December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2015 Successor Company - $29,947,201; 2014 Predecessor Company - $26,374,714)	$29,487,084	62.5%	$28,850,812	63.1%
Privately issued bonds (amortized cost: 2015 Successor Company - $8,702,020; 2014 Predecessor Company - $7,798,528)	8,634,757	18.3	8,360,177	18.3
Preferred stock (amortized cost: 2015 Successor Company - $72,704)	72,086	0.2	—	—
Fixed maturities	38,193,927	81.0	37,210,989	81.4
Equity securities (cost: 2015 Successor Company - $739,207; 2014 Predecessor Company - $778,744)	741,532	1.6	803,230	1.8
Mortgage loans	5,589,795	11.9	5,133,780	11.2
Investment real estate	7,435	—	5,918	—
Policy loans	1,735,370	3.7	1,758,237	3.8
Other long-term investments	618,546	1.3	514,639	1.1
Short-term investments	256,303	0.5	250,645	0.7
Total investments	$47,142,908	100.0%	$45,677,438	100.0%

Included in the preceding table are $2.9 billion and $2.8 billion of fixed maturities and $71.5 million and $95.1 million of short-term investments classified as trading securities as of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The trading portfolio includes invested assets of $2.9 billion and $2.8 billion as of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $551.3 million and $435.0 million of securities classified as held-to-maturity as of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The preferred stock shown above as of March 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Fixed Maturity Investments

As of March 31, 2015 (Successor Company), our fixed maturity investment holdings were approximately $38.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Rating	March 31, 2015	December 31, 2014
AAA	12.8%	12.3%
AA	7.5	7.3
A	32.1	33.1
BBB	40.9	40.9
Below investment grade	5.2	5.2
Not rated	1.5	1.2
	100.0%	100.0%

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

Changes in fair value for our available-for-sale portfolio, net of related DAC, VOBA, and policyholder dividend obligation, are charged or credited directly to shareowner’s equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

The distribution of our fixed maturity investments by type is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Type	March 31, 2015	December 31, 2014
	(Dollars In Millions)	(Dollars In Millions)
Corporate securities	$29,282.3	$28,857.6
Residential mortgage-backed securities	1,863.3	1,706.4
Commercial mortgage-backed securities	1,352.5	1,328.4
Other asset-backed securities	1,095.8	1,114.0
U.S. government-related securities	1,895.3	1,679.3
Other government-related securities	77.5	77.2
States, municipals, and political subdivisions	2,003.8	2,013.1
Preferred stock	72.1	—
Other	551.3	435.0
Total fixed income portfolio	$38,193.9	$37,211.0

The preferred stock shown above as of March 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $34.8 billion, or 91.1%, of our fixed maturities as “available-for-sale” as of March 31, 2015 (Successor Company). These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $551.3 million, or 1.4%, of our fixed maturities as “held- to-maturity” as of March 31, 2015 (Successor Company). These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.9 billion, or 7.5%, of our fixed maturities and $71.5 million of short-term investments as of March 31, 2015 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Rating	March 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
AAA	$528,423	$478,632
AA	300,162	290,255
A	899,048	910,669
BBB	818,153	824,143
Below investment grade	317,301	312,594
Total Modco trading fixed maturities	$2,863,087	$2,816,293

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2015 (Successor Company) were approximately $4.3 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential Mortgage-Backed Securities - As of March 31, 2015 (Successor Company), our RMBS portfolio was approximately $1.9 billion. As of December 31, 2014 (Predecessor Company), our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of March 31, 2015 (Successor Company).

Percentage of
Residential
Mortgage- Backed
Type	Securities
Sequential	32.1%
PAC	34.3
Pass Through	9.1
Other	24.5
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	70.5%
AA	0.1
A	0.5
BBB	0.6
Below investment grade	28.3
100.0%

Alt-A Collateralized Holdings

As of March 31, 2015 (Successor Company), we held securities with a fair value of $344.3 million, or 0.7% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $351.6 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of March 31, 2015 (Successor Company), these securities had a fair value of $127.5 million and an unrealized loss of $0.2 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of March 31, 2015 (Successor Company):

Percentage of
Alt-A
Rating	Securities
A	1.5%
BBB	0.3
Below investment grade	98.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of March 31, 2015 (Successor Company):

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
A	$5.0	$—	$—	$—	$—	$5.0
BBB	1.2	—	—	—	—	1.2
Below investment grade	338.1	—	—	—	—	338.1
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$344.3	$—	$—	$—	$—	$344.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	—	—	—	—	—	—
Below investment grade	(1.2)	—	—	—	—	(1.2)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(1.2)	$—	$—	$—	$—	$(1.2)

Sub-prime Collateralized Holdings

As of March 31, 2015 (Successor Company), we held securities with a total fair value of $1.6 million that were supported by collateral classified as sub-prime. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.7 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of March 31, 2015 (Successor Company), we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.5 billion, or 3.2%, of total invested assets. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of March 31, 2015 (Successor Company):

Percentage of
Prime
Rating	Securities
AAA	86.6%
AA	0.1
A	0.3
BBB	0.7
Below investment grade	12.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of March 31, 2015 (Successor Company):

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$800.5	$27.6	$155.7	$159.5	$170.9	$1,314.2
AA	0.1	—	—	2.0	—	2.1
A	3.9	—	—	—	—	3.9
BBB	10.5	—	—	—	—	10.5
Below investment grade	186.7	—	—	—	—	186.7
Total mortgage-backed securities collateralized by prime mortgage loans	$1,001.7	$27.6	$155.7	$161.5	$170.9	$1,517.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$3.6	$(0.4)	$(0.6)	$(1.5)	$—	$1.1
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
Below investment grade	(0.1)	—	—	—	—	(0.1)
Total mortgage-backed securities collateralized by prime mortgage loans	$3.5	$(0.4)	$(0.6)	$(1.5)	$—	$1.0

Commercial Mortgage-Backed Securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of March 31, 2015 (Successor Company), the CMBS holdings were approximately $1.4 billion. As of December 31, 2014 (Predecessor Company), the CMBS holdings were approximately $1.3 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of March 31, 2015 (Successor Company):

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	70.6%
AA	15.6
A	12.2
BBB	1.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of March 31, 2015 (Successor Company):

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$323.1	$324.3	$154.2	$149.9	$3.1	$954.6
AA	72.7	44.6	31.0	62.1	—	210.4
A	129.7	14.6	20.8	—	—	165.1
BBB	22.4	—	—	—	—	22.4
Total commercial mortgage- backed securities	$547.9	$383.5	$206.0	$212.0	$3.1	$1,352.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(1.2)	$(0.9)	$(0.6)	$(0.5)	$—	$(3.2)
AA	(0.4)	0.2	—	(0.9)	—	(1.1)
A	(0.2)	(0.2)	(0.1)	—	—	(0.5)
BBB	(0.1)	—	—	—	—	(0.1)
Total commercial mortgage- backed securities	$(1.9)	$(0.9)	$(0.7)	$(1.4)	$—	$(4.9)

Other Asset-Backed Securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2015 (Successor Company), these holdings were approximately $1.1 billion. As of December 31, 2014 (Predecessor Company), these holdings were approximately $1.1 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of March 31, 2015 (Successor Company):

Percentage of
Other Asset-Backed
Rating	Securities
AAA	53.0%
AA	19.4
A	15.4
BBB	0.9
Below investment grade	11.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of March 31, 2015 (Successor Company):

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$499.1	$36.7	$19.5	$25.1	$—	$580.4
AA	156.1	56.5	—	—	—	212.6
A	74.1	48.6	36.1	10.4	—	169.2
BBB	10.0	—	—	—	—	10.0
Below investment grade	123.6	—	—	—	—	123.6
Total other asset-backed securities	$862.9	$141.8	$55.6	$35.5	$—	$1,095.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(4.7)	$(0.7)	$(0.7)	$(0.4)	$—	$(6.5)
AA	1.1	0.4	—	—	—	1.5
A	(2.7)	0.2	2.3	(0.1)	—	(0.3)
BBB	0.1	—	—	—	—	0.1
Below investment grade	(0.4)	—	—	—	—	(0.4)
Total other asset-backed securities	$(6.6)	$(0.1)	$1.6	$(0.5)	$—	$(5.6)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of March 31, 2015 (Successor Company), 98.5% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor		Predecessor
	Company		Company
	As of	% Fair	As of	% Fair
	March 31, 2015	Value	December 31, 2014	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,357,106	8.8%	$2,933,212	7.9%
Other finance	460,207	1.2	666,403	1.8
Electric	4,061,013	10.6	4,062,991	10.9
Energy and natural gas	4,706,126	12.3	4,598,633	12.4
Insurance	3,044,875	8.0	2,972,363	8.0
Communications	1,526,033	4.0	1,504,581	4.0
Basic industrial	1,795,314	4.7	1,764,175	4.7
Consumer noncyclical	3,274,312	8.6	3,247,522	8.7
Consumer cyclical	1,840,658	4.8	1,989,115	5.3
Finance companies	186,925	0.5	242,081	0.7
Capital goods	1,435,952	3.8	1,371,046	3.7
Transportation	1,025,636	2.7	995,112	2.7
Other industrial	311,872	0.8	338,285	0.9
Brokerage	579,117	1.5	607,445	1.6
Technology	1,222,723	3.2	1,079,840	2.9
Real estate	212,103	0.6	246,712	0.7
Other utility	242,278	0.6	238,088	0.6
Commercial mortgage-backed securities	1,352,472	3.5	1,328,363	3.6
Other asset-backed securities	1,095,863	2.9	1,113,955	3.0
Residential mortgage-backed non-agency securities	892,473	2.3	779,612	2.1
Residential mortgage-backed agency securities	970,902	2.5	926,760	2.5
U.S. government-related securities	1,895,277	5.0	1,679,356	4.5
Other government-related securities	77,503	0.2	77,204	0.2
State, municipals, and political divisions	2,003,781	5.2	2,013,135	5.4
Preferred stock	72,086	0.2	—	—
Other	551,320	1.5	435,000	1.2
Total	$38,193,927	100.0%	$37,210,989	100.0%

The preferred stock shown above as of March 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of March 31, 2015 (Successor Company), our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $38.2 billion, which was 1.5% below amortized cost of $38.8 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2015 (Successor Company), our mortgage loan holdings were approximately $5.6 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $168.8 million would become due for the remainder of 2015 (Successor Company), $950.4 million in 2016 through 2020, $381.2 million in 2021 through 2025, and $119.6 million thereafter.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $536.0 million and $553.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the period of February 1, 2015 to March 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three months ended March 31, 2014 (Predecessor Company), we recognized $1.8 million, $0.1 million, and $3.0 million of participating mortgage loan income, respectively.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), our allowance for mortgage loan credit losses was $1.2 million and $5.7 million, respectively. While our mortgage loans do not have quoted market values, as of March 31, 2015 (Successor Company), we estimated the fair value of our mortgage loans to be $5.6 billion (using discounted cash flows from the next call date), which was approximately 3.0% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of March 31, 2015 (Successor Company), approximately $20.5 million, or 0.04%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to March 31, 2015 (Successor Company), we accepted or agreed to accept assets of $10.6 million in satisfaction of $13.2 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. These transactions resulted in no material realized losses in our investment in mortgage loans net of existing allowances for mortgage loans losses for the period of February 1, 2015 to March 31, 2015 (Successor Company). In the third quarter of 2014, we also identified one loan whose principal of $12.6 million was permanently impaired to a value of $7.3 million. This transaction resulted in realized losses of $5.3 million and a decrease in our investment in mortgage loans net of existing allowances for mortgage loan losses. Of the mortgage loan transactions accounted for as troubled debt restructurings, $13.6 million remain on our balance sheet as of March 31, 2015 (Successor Company).

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of March 31, 2015 (Successor Company), $20.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. None of the restructured loans were nonperforming during the periods of February 1, 2015 to March 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the periods of February 1, 2015 to March 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

As of March 31, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming. We did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the periods of February 1, 2015 to March 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2015 (Successor Company):

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,358,112	12.5%
AA	2,560,939	7.4
A	11,361,457	32.7
BBB	14,814,942	42.6
Investment grade	33,095,450	95.2
BB	1,161,523	3.3
B	122,531	0.4
CCC or lower	400,016	1.1
Below investment grade	1,684,070	4.8
Total	$34,779,520	100.0%

Not included in the table above are $2.5 billion of investment grade and $317.3 million of below investment grade fixed maturities classified as trading securities and $551.3 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2015 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of March 31, 2015 (Successor Company):

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
		(Dollars In Millions)
Berkshire Hathaway Inc.	$220.3	$—	$220.3
Federal National Mortgage Association	215.8	—	215.8
Wells Fargo & Co.	206.3	0.8	207.1
Duke Energy Corp.	193.7	—	193.7
Bank of America Corp.	192.1	0.3	192.4
Comcast Corp.	181.9	—	181.9
Nextera Energy Inc.	178.3	—	178.3
General Electric	177.5	—	177.5
JP Morgan Chase and Company	154.3	22.9	177.2
Exelon Corp.	169.0	—	169.0

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the period of February 1, 2015 to March 31, 2015 (Successor Company), we concluded that we did not have any investment securities in an unrealized loss position which would have resulted in an other-than-temporarily impairment. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we concluded that approximately $0.5 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. The $0.5 million of credit losses included $0.1 million of non-credit losses previously recorded in other comprehensive income.

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

During 2014, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings. As of March 31, 2015 (Successor Company), we have determined that no other-than-temporary impairments exist with our current investments within this industry.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2015 (Successor Company). As March 31, 2015 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
		(Dollars In Millions)
Securities:
United Kingdom	$552.4	$822.3	$1,374.7
Netherlands	160.8	184.0	344.8
France	109.2	223.1	332.3
Switzerland	166.6	162.7	329.3
Germany	110.2	118.2	228.4
Spain	42.4	152.7	195.1
Sweden	133.5	37.5	171.0
Norway	12.3	96.9	109.2
Italy	—	105.0	105.0
Belgium	—	89.8	89.8
Ireland	12.0	68.0	80.0
Luxembourg	—	65.5	65.5
Portugal	—	15.9	15.9
Denmark	13.8	—	13.8
Total securities	1,313.2	2,141.6	3,454.8
Derivatives:
Germany	35.8	—	35.8
United Kingdom	24.1	—	24.1
Switzerland	10.6	—	10.6
France	4.2	—	4.2
Total derivatives	74.7	—	74.7
Total securities	$1,387.9	$2,141.6	$3,529.5

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturity gains - sales	$1,507	$6,920	$7,627
Fixed maturity losses - sales	(1,134)	(29)	(257)
Equity gains - sales	—	—	—
Impairments on fixed maturity securities	—	—	(1,591)
Impairments on equity securities	—	(481)	—
Modco trading portfolio	(33,160)	73,062	66,303
Other	(2,269)	1,200	(1,559)
Total realized gains (losses) - investments	$(35,056)	$80,672	$70,523

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(48)	$1,413	$4,250
Equity futures - VA	(32,469)	9,221	(2,651)
Currency futures - VA	6,137	7,778	(1,278)
Variance swaps - VA	—	—	(1,850)
Equity options - VA	(21,774)	3,047	(12,341)
Interest rate swaptions - VA	(11,328)	9,268	(9,403)
Interest rate swaps - VA	(54,791)	122,710	57,368
Embedded derivative - GMWB	113,260	(207,018)	(82,287)
Total derivatives related to variable annuity contracts	(1,013)	(53,581)	(48,192)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,583)	1,769	1,733
Equity futures - FIA	184	(184)	345
Volatility futures - FIA	4	—	—
Equity options - FIA	4,375	(2,617)	994
Total derivatives related to FIA contracts	1,980	(1,032)	3,072
Derivatives related to IUL contracts:
Embedded derivative - IUL	257	(486)	—
Equity futures - IUL	14	3	—
Equity options - IUL	140	(115)	—
Total derivatives related to IUL contracts	411	(598)	—
Embedded derivative - Modco reinsurance treaties	32,191	(68,026)	(60,169)
Other derivatives	72	(37)	(61)
Total realized gains (losses) - derivatives	$33,641	$(123,274)	$(105,350)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the period of February 1, 2015 to March 31, 2015 (Successor Company), we did not recognized any pre-tax other-than-temporary impairments and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $0.5 million due to credit-related factors, resulting in a charge to earnings. Of the credit losses, $0.1 million were non-credit losses previously recorded in other comprehensive income. For the three months ended March 31, 2014 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $1.6 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Millions)	(Dollars In Millions)
Alt-A MBS	$—	$0.3	$1.0
Other MBS	—	0.2	0.6
Corporate securities	—	—	—
Sub-prime bonds	—	—	—
Equities	—	—	—
Total	$—	$0.5	$1.6

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the period of February 1, 2015 to March 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value of $20.7 million and $0.4 million, respectively. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below for the period of February 1, 2015 to March 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company):

Successor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
(Dollars In Thousands)
<= 90 days	$20,682	100.0%	$(1,134)	100.0%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	—	—	—	—
Total	$20,682	100.0%	$(1,134)	100.0%

Predecessor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$87	20.1%	$(6)	20.8%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	4	0.9	—	1.5
>1 year	344	79.0	(23)	77.7
Total	$435	100.0%	$(29)	100.0%

For the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value (proceeds) of $20.7 million and $0.4 million, respectively. The loss realized on the sale of these securities was

$1.1 million for the period of February 1, 2015 to March 31, 2015 (Successor Company). We had an immaterial loss for the period of January 1, 2015 to January 31, 2015 (Predecessor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized gain position with a fair value of $282.9 million and $172.6 million, respectively. The gain realized on the sale of these securities was $1.5 million and $6.9 million, respectively.

The $2.3 million of other realized losses recognized for the period of February 1, 2015 to March 31, 2015 (Successor Company), primarily consisted of an increase in the mortgage loan reserves of $1.0 million, mortgage loan losses of $1.1 million, and partnership losses of $0.1 million.

The $1.2 million of other realized gains recognized for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily consisted of an decrease in the mortgage loan reserves of $2.3 million, mortgage loan losses of $1.0 million, and partnership losses of $0.1 million.

For the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), net losses of $33.2 million and net gains of $73.1 million, respectively, primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $2.2 million of losses and $1.3 million of gains, respectively, were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $32.2 million and pre-tax losses of $68.0 million, respectively, during the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company). These losses were due to lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we experienced net realized losses on derivatives related to VA contracts of approximately $1.0 million and $53.6 million, respectively. These net losses were impacted by changes in the policyholder behavior assumptions, primarily the lowering of assumed lapses and increased utilization rates, used to value the GMWB embedded derivatives.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax gains of $0.1 million and immaterial losses for the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2014 (Predecessor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $525.7 million, prior to tax, DAC, VOBA, and policyholder dividend obligation offsets, as of March 31, 2015 (Successor Company), and an overall net unrealized gain of $3.1 billion as of December 31, 2014 (Predecessor Company).

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2015 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
(Dollars In Thousands)
<= 90 days	$27,017,282	100.0%	$27,662,729	100.0%	$(645,447)	100.0%
>90 days but <= 180 days	—	—	—	—	—	—
>180 days but <= 270 days	—	—	—	—	—	—
>270 days but <= 1 year	—	—	—	—	—	—
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$27,017,282	100.0%	$27,662,729	100.0%	$(645,447)	100.0%

The book value of our investment portfolio was marked to fair value as of February 1, 2015 (Successor Company), in conjunction with the Dai-ichi Merger which resulted in the elimination of previously unrealized gains and losses from accumulated other comprehensive income. The level of interest rates as of February 1, 2015 (Successor Company) resulted in an increase in the fair value of our investments. Since February 1, 2015 (Successor Company) interest rates have increased resulting in net unrealized losses in our investment portfolio.

As of March 31, 2015 (Successor Company), the Barclays Investment Grade Index was priced at 129.0 bps versus a 10 year average of 167.0 bps. Similarly, the Barclays High Yield Index was priced at 501.0 bps versus a 10 year average of 611.0 bps. As of March 31, 2015 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.371%, 1.924%, and 2.537%, as compared to 10 year averages of 2.457%, 3.262%, and 3.994%, respectively.

As of March 31, 2015 (Successor Company), 97.5% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of March 31, 2015 (Successor Company), there were estimated gross unrealized losses of $1.4 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of March 31, 2015 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2015 (Successor Company) is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$2,274,215	8.4%	$2,301,713	8.3%	$(27,498)	4.3%
Other finance	273,905	1.0	278,332	1.0	(4,427)	0.7
Electric	3,471,007	12.8	3,578,360	12.9	(107,353)	16.6
Energy and natural gas	2,803,475	10.4	2,877,093	10.4	(73,618)	11.4
Insurance	2,510,007	9.3	2,587,878	9.4	(77,871)	12.1
Communications	1,194,984	4.4	1,237,385	4.4	(42,401)	6.6
Basic industrial	1,221,310	4.5	1,259,121	4.6	(37,811)	5.9
Consumer noncyclical	2,529,411	9.4	2,599,264	9.4	(69,853)	10.8
Consumer cyclical	1,229,816	4.6	1,254,757	4.5	(24,941)	3.9
Finance companies	145,980	0.5	148,453	0.5	(2,473)	0.4
Capital goods	1,076,949	4.0	1,106,424	4.0	(29,475)	4.6
Transportation	805,133	3.0	825,066	3.0	(19,933)	3.1
Other industrial	257,726	1.0	266,775	1.0	(9,049)	1.4
Brokerage	436,922	1.6	444,617	1.6	(7,695)	1.2
Technology	950,860	3.5	973,125	3.5	(22,265)	3.4
Real estate	154,346	0.7	155,761	0.5	(1,415)	0.2
Other utility	177,333	0.7	183,515	0.7	(6,182)	1.0
Commercial mortgage-backed securities	941,676	3.5	947,107	3.4	(5,431)	0.8
Other asset-backed securities	724,228	2.7	734,510	2.7	(10,282)	1.6
Residential mortgage-backed non-agency securities	486,747	1.8	490,722	1.8	(3,975)	0.6
Residential mortgage-backed agency securities	347,893	1.3	349,664	1.3	(1,771)	0.3
U.S. government-related securities	1,303,006	4.8	1,316,982	4.8	(13,976)	2.2
Other government-related securities	19,204	0.1	19,516	0.1	(312)	—
States, municipals, and political divisions	1,650,969	5.9	1,695,719	6.1	(44,750)	6.8
Preferred stock	30,180	0.1	30,870	0.1	(690)	0.1
Total	$27,017,282	100.0%	$27,662,729	100.0%	$(645,447)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	Successor	Predecessor
	Company	Company
	As of	As of
	March 31, 2015	December 31, 2014

Banking	4.3%	9.2%
Other finance	0.7	0.8
Electric	16.6	0.6
Energy and natural gas	11.4	22.9
Insurance	12.1	4.0
Communications	6.6	2.6
Basic industrial	5.9	18.4
Consumer noncyclical	10.8	3.8
Consumer cyclical	3.9	4.4
Finance companies	0.4	0.4
Capital goods	4.6	1.0
Transportation	3.1	0.1
Other industrial	1.4	0.6
Brokerage	1.2	0.2
Technology	3.4	2.8
Real estate	0.2	—
Other utility	1.0	—
Commercial mortgage-backed securities	0.8	1.1
Other asset-backed securities	1.6	16.8
Residential mortgage-backed non-agency securities	0.6	5.4
Residential mortgage-backed agency securities	0.3	0.4
U.S. government-related securities	2.2	4.3
Other government-related securities	—	—
States, municipals, and political divisions	6.8	0.2
Preferred stock	0.1	—
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2015 (Successor Company), varies, with 13.4% maturing in less than 5 years, 23.8% maturing between 5 and 10 years, and 62.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2015 (Successor Company):

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$15,431,896	57.1%	$15,784,552	57.1%	$(352,656)	54.6%
BBB	10,883,487	40.3	11,160,675	40.3	(277,188)	42.9
Investment grade	26,315,383	97.4	26,945,227	97.4	(629,844)	97.5
BB	364,351	1.4	369,438	1.4	(5,087)	0.9
B	38,922	0.1	39,656	0.1	(734)	0.1
CCC or lower	298,626	1.1	308,408	1.1	(9,782)	1.5
Below investment grade	701,899	2.6	717,502	2.6	(15,603)	2.5
Total	$27,017,282	100.0%	$27,662,729	100.0%	$(645,447)	100.0%

As of March 31, 2015 (Successor Company), we held a total of 2,070 positions that were in an unrealized loss position. Included in that amount were 107 positions of below investment grade securities with a fair value of $701.9 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $15.6 million, none of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.5% of invested assets.

As of March 31, 2015 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 2.6% of the total fair value and 2.5% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.

The majority of our RMBS holdings as of March 31, 2015 (Successor Company), were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 7.53 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2015 (Successor Company):

Weighted-Average
Non-agency portfolio	Life

Prime	8.49
Alt-A	5.56
Sub-prime	4.12

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2015 (Successor Company):

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
(Dollars In Thousands)
<= 90 days	$701,899	100.0%	$717,502	100.0%	$(15,603)	100.0%
>90 days but <= 180 days	—	—	—	—	—	—
>180 days but <= 270 days	—	—	—	—	—	—
>270 days but <= 1 year	—	—	—	—	—	—
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$701,899	100.0%	$717,502	100.0%	$(15,603)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $560.2 million and the repurchase obligation of $510.1 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $607.6 million and $175.0 million, respectively. The average daily balance was $381.3 million and $77.4 million (at an average borrowing rate of 15 and 16 basis points, respectively) during the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), we had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement that was in effect until February 2, 2015 (the “Credit Facility”), we had the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provided for a facility fee at a rate, 0.175%, that could vary with the ratings of our Senior Debt and that was calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The Credit Facility provided that we were liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility was July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2014 (Predecessor Company). There was an outstanding balance of $450.0 million bearing interest at a rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2014 (Predecessor Company). As of December 31, 2014 (Predecessor Company), PLICO had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of December 31, 2014 (Predecessor Company).

On February 2, 2015, we amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of March 31, 2015 (Successor Company). There was an outstanding balance of $545.0 million bearing interest at a rate of LIBOR plus 1.00% as of March 31, 2015 (Successor Company). As of March 31, 2015 (Successor Company), PLICO had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of March 31, 2015 (Successor Company).

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

We are a member of the FHLB of Cincinnati and FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank.

We held $66.0 million of FHLB common stock as of March 31, 2015 (Successor Company), which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2015 (Successor Company), we had $671.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2015 (Successor Company), we reported approximately $600.1 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of March 31, 2015 (Successor Company), 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 15, Fair Value of Financial Instruments, of the consolidated condensed financial statements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of

March 31, 2015 (Successor Company), our total cash and invested assets were $47.6 billion. The life insurance subsidiaries were committed as of March 31, 2015 (Successor Company), to fund mortgage loans in the amount of $756.2 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $595.2 million in cash and short-term investments as of

March 31, 2015 (Successor Company), and we held approximately $58.7 million in cash available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Three
	to	to	Months Ended
	March 31, 2015	January 31, 2015	March 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Net cash (used in) provided by operating activities	$(46,645)	$191,223	$68,736
Net cash (used in) provided by investing activities	(477,239)	22,994	(301,032)
Net cash provided by (used in) financing activities	515,947	(130,918)	173,286
Total	$(7,937)	$83,299	$(59,010)

For The Period of February 1, 2015 to March 31, 2015 (Successor Company) and For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. During the period from February 1, 2015 to March 31, 2015 (Successor Company), we experienced net operating cash outflows due to the payment of certain merger related costs. We typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the change in the amount of cash available and used in investing and financing activities.

Net cash used in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.

Net cash provided by financing activities - Changes in cash from financing activities included $460.1 million of inflows from repurchase program borrowings for the period of February 1, 2015 to March 31, 2015 (Successor Company) and $8.5 million outflows of investment product and universal life net activity. Net activity related to credit facility resulted in inflows of $44.3 million for the period of February 1, 2015 to March 31, 2015 (Successor Company). Net issuance of non-recourse funding obligations was $20.0 million during the period of February 1, 2015 to March 31, 2015 (Successor Company).

Changes in cash from financing activities included $70.9 million outflows of investment product and universal life net activity for the period of January 1, 2015 to January 31, 2015 (Predecessor Company). Net activity related to credit facility resulted in $60.0 million of outflows for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Capital Resources

Our primary sources of capital are through retained income from our operating subsidiaries, capital infusions from our parent, Dai-ichi Life, as well as our ability to access debt financing markets. Additionally, we have access to the Credit Facility discussed above.

Captive Reinsurance Companies

Our life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either through the issuance of non-recourse funding obligations by the captives or obtaining Letters of Credit from third-party financial institutions. For more information regarding our use of captives and their impact on our financial statements, please refer to Note 9, Debt and Other Obligations.

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

The National Association of Insurance Commissioners (“NAIC”), through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers. The Financial Condition (E) Committee of the NAIC recently established a Variable Annuity Issues Working Group to examine company use of variable annuity captives.

The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of certain captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XXXXVIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

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

During 2012, we entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit on December 31, 2014 (Predecessor Company). No borrowings under this Letter of Credit were outstanding as of March 31, 2015 (Successor Company). The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the period of February 1, 2015 to March 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we ceded premiums to third party reinsurers amounting to $141.4 million and $90.0 million, respectively. In addition, we had receivables from reinsurers amounting to $5.7 billion as of March 31, 2015 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

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

The Company’s ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to our debt and financial strength ratings, including as a result of our status as a subsidiary of Dai-ichi Life.

On April 28, 2015, Fitch announced a one-notch downgrade of the insurance financial strength ratings of PLICO, West Coast Life Insurance Company, Protective Life and Annuity Insurance Company and MONY Life Insurance Company to A from A+ following the downgrade of Japan’s Long-Term Local Currency Issuer Default Rating (IDR) to A from A+.  Fitch stated that such life insurance companies cannot be rated above the sovereign currency rating applicable to their ultimate parent company, Dai-ichi Life, based in Japan. The Company’s credit rating was not affected by these actions. The ratings downgrades announced by Fitch did not trigger any requirements for the Company or its subsidiaries to post collateral or otherwise negatively impact current obligations.

Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company’s securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company’s access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral.

LIABILITIES

Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of March 31, 2015 (Successor Company), we had policy liabilities and accruals of approximately $30.8 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.50%.

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

As of March 31, 2015 (Successor Company), we carried a $168.0 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Debt(1)	$2,192,648	$70,881	$830,207	$496,179	$795,381
Non-recourse funding obligations(2)	2,057,056	32,385	76,581	90,010	1,858,080
Subordinated debt securities(3)	1,171,652	26,969	53,938	53,938	1,036,807
Stable value products(4)	1,965,555	626,418	893,968	384,509	60,660
Operating leases(5)	30,127	5,893	7,502	5,559	11,173
Home office lease(6)	79,646	1,245	2,484	75,917	—
Mortgage loan and investment commitments	763,787	763,787	—	—	—
Repurchase program borrowings(7)	510,125	510,125	—	—	—
Policyholder obligations(8)	41,696,394	1,484,633	2,983,609	3,382,300	33,845,852
Total(9)	$50,466,990	$3,522,336	$4,848,289	$4,488,412	$37,607,953

(1)	Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2)

Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the of the notes. Of the total undiscounted cash flows, $1.8 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 15, Fair Value of Financial Instruments.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into indemnity agreements with each of our directors as well as operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 10, Commitments and Contingencies, of the consolidated financial statements for more information on our indemnity agreements.

MARKET RISK EXPOSURES

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 9, Derivative Financial Instruments, to the consolidated condensed financial statements included in this report for additional information on our financial instruments.

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

We utilize a risk management strategy that includes the use of derivative financial instruments. Derivative instruments expose us to credit market and basis risk. Such instruments can change materially in value from period- to-period. We minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market and basis risks by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures. In addition, all derivative programs are monitored by our risk management department.

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps, and interest rate options. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity, fixed indexed annuity, and indexed universal life contracts:

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2015 (Successor Company), we had outstanding mortgage loan commitments of $756.2 million at an average rate of 4.5%.

Impact of continued low interest rate environment

Significant changes in interest rates expose us to the risk of not realizing anticipated spreads between the interest rate earned on investments and the interest rate credited to in-force policies and contracts. In addition, certain of our insurance and investment products guarantee a minimum guaranteed interest rate (“MGIR”). In periods of prolonged low interest rates, the interest spread earned may be negatively impacted to the extent our ability to reduce policyholder crediting rates is limited by the guaranteed minimum credited interest rates. Additionally, those policies without account values may exhibit lower profitability in periods of prolonged low interest rates due to reduced investment income.

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of March 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company):

Credited Rate Summary

As of March 31, 2015 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$189	$974	$2,022	$3,185
>3% - 4%	3,669	1,557	89	5,315
>4% - 5%	2,021	14	—	2,035
>5% - 6%	222	—	—	222
Subtotal	6,101	2,545	2,111	10,757

Fixed Annuities
1%	$629	$175	$200	$1,004
>1% - 2%	578	522	173	1,273
>2% - 3%	1,938	448	117	2,503
>3% - 4%	292	—	—	292
>4% - 5%	294	—	—	294
>5% - 6%	3	—	—	3
Subtotal	3,734	1,145	490	5,369
Total	$9,835	$3,690	$2,601	$16,126

Percentage of Total	61%	23%	16%	100%

Credited Rate Summary

As of December 31, 2014 (Predecessor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$188	$958	$2,018	$3,164
>3% - 4%	3,526	1,670	138	5,334
>4% - 5%	2,035	15	—	2,050
>5% - 6%	224	—	—	224
Subtotal	5,973	2,643	2,156	10,772

Fixed Annuities
1%	$602	$179	$239	$1,020
>1% - 2%	597	516	197	1,310
>2% - 3%	2,005	368	203	2,576
>3% - 4%	297	—	—	297
>4% - 5%	295	—	—	295
>5% - 6%	3	—	—	3
Subtotal	3,799	1,063	639	5,501
Total	$9,772	$3,706	$2,795	$16,273

Percentage of Total	60%	23%	17%	100%

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Liquidity and Capital Resources”, and Part II, Item 1A, Risk Factors of this Report for market risk disclosures.

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

(b)          Changes in internal control over financial reporting

During the period from February 1, 2015 through March 31, 2015 (Successor Company) the Company updated its internal controls over financial reporting to ensure the accuracy of information disclosed as a result of the Merger, including but not limited to internal controls over reporting of goodwill and intangible assets. Other than the updates mentioned, there have been no changes in the Company’s internal control over financial reporting during the period of January 1, 2015 to January 31, 2015 (Predecessor Company) or the period of February 1, 2015 to March 31, 2015 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

With respect to the Edelman lawsuit, on September 5, 2014, the court held a hearing to address motions to dismiss the lawsuit filed on behalf of the Company, the members of the Company’s Board, and DL Investment (Delaware), Inc. On September 19, 2014, the court granted those motions and dismissed the Edelman lawsuit in its entirety and with prejudice, pending a possible appeal by the plaintiff. With respect to the Delaware Action, on September 24, 2014, the Company, each of the members of the Company’s Board, Dai-ichi Life, and DL Investment (Delaware), Inc. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in that case, which sets forth the parties’ agreement in principle for a settlement of the Delaware Action. As set forth in the MOU, the Company, the members of the Company’s Board, Dai-ichi Life, and DL Investment (Delaware), Inc. agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for the certification of a mandatory non opt-out class, for settlement purposes only, to include any and all record and beneficial owners of shares (excluding the members of the Company’s Board and their immediate family members, any entity in which any member of the Company’s Board has a controlling interest, and any successors in interest thereto) that held shares at any time during the period beginning on June 3, 2014, through the date of consummation or termination of the Merger, including any and all of their respective successors in interest, successors, predecessors in interest, representatives, trustees, executors, administrators, heirs, assigns, or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, together with their predecessors, successors and assigns, and a global release of claims relating to the Merger as set forth in the MOU. As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger which are set forth in the Company’s Form 8-K filed on September 25, 2014 and which supplement the information contained in the Company’s definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014. Nothing in the Form 8-K or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K. The claims in the Delaware Action will not be released until the stipulation of settlement is approved by the Court of Chancery of the State of Delaware. The proposed settlement would have no effect on the consideration received by Company stockholders in connection with the completion of the Merger. There can be no assurance, however, that the court will approve the proposed settlement, nor can there be any assurance as to the size of any award of attorneys’ fees and expenses to the plaintiffs’ counsel. The Company cannot provide assurances as to the ultimate settlement of the Delaware Action or with respect to any lawsuits regarding the Merger that may be filed in the future.

For additional information regarding legal proceedings see Item 1A, Risk Factors and Note 10, Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements, each included herein.

Item 1A.  Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Successor Company), which could materially affect the Company’s business, financial condition, or future results of operations.

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

The NAIC and the Company’s state regulators may be influenced by the initiatives of international regulatory bodies, and those initiatives may not translate readily into the legal system under which U.S. insurers must operate. There is increasing pressure to conform to international standards due to the globalization of the business of insurance and the most recent financial crisis.

In addition to developments at the NAIC and in the United States, the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published a methodology for identifying “global systemically important insurers” (“G-SIIs”) and high level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated nine insurance groups as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. Although neither the Company nor Dai-ichi Life has been designated a G-SII, the list of designated insurers will be updated annually by the FSB. It is possible that the greater size and reach of the combined group as a result of the Company becoming a subsidiary of Dai-ichi Life, or a change in the methodologies or their application, could lead to the combined group’s designation as a G-SII.

The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups (“IAIGs”), which is targeted to be implemented in 2019. Under the proposed framework, insurance groups deemed to be IAIGs may be required by their regulators to comply with new global capital requirements, which may exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries, which requires each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is possible that, as a result of the Merger, the combined group may be deemed an IAIG, in which case it may be subject to supervision and capital requirements beyond those applicable to any competitors who are not designated as an IAIG.

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

With respect to reserving requirements for universal life policies with secondary guarantees (“ULSG”), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII (“AG38”) addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The Company developed and introduced a new ULSG product for sales in 2013. The Company cannot predict future regulatory actions that could negatively impact the Company’s ability to market this or other products. Such regulatory reactions could include, for example, withdrawal of state approvals of the product, or adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company’s product. A disruption of the Company’s ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company’s financial condition or results of operations.

The Company currently uses affiliated captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX, which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with the Company’s variable annuity products. The NAIC, through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). The Financial Condition (E) Committee of the NAIC recently established a Variable Annuity Issues Working Group to examine company use of variable annuity captives. In addition, the Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of certain captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XL VIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

The NAIC’s Financial Regulation Standards and Accreditation (F) Committee is considering a proposal to include insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states within the definition of “multi-state insurer” found in the preambles to Parts A and B of the NAIC Financial Regulation Standards and Accreditation Program. If adopted, the revised definition would subject certain captives to all of the Accreditation Standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Such application would likely have a significant and adverse impact on the Company’s ability to engage in captive transactions on the same or a similar basis as in past periods.

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

Recently, new laws and regulations have been adopted in certain states that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in various states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Additionally, the NAIC Unclaimed Life Insurance Benefits (A) Working Group recently undertook to develop a model unclaimed property law that overlaps with the NCOIL-based laws already adopted in several states. Other life insurance industry associations and regulatory associations are also considering these matters.

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

The Company’s sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries.

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

Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non- bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so- called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has conducted two rounds of SIFI designation consideration. However, this process is still very new, and the FSOC continues to make changes to its process for designating a company as a SIFI. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SIIs,” or global systemically-important insurers. As with the designation of SIFI’s, it is unclear at this time how additional capital and other requirements affect the insurance and financial industries. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated.

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

Dodd-Frank includes a new framework of regulation of over-the- counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The types of transactions to be cleared are expected to increase in the future. The new framework could potentially impose additional costs, including increased margin requirements and additional regulation on the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could continue to reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd- Frank could continue to increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

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

The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act (“ERISA”). The Department of Labor has proposed a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor’s proposed rule may have on its operations.

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

The Company is subject to conditions and requirements set forth in the Telephone Consumer Protection Act (“TCPA”) which places restrictions on the use of automated telephone and facsimile machines. Class action lawsuits alleging violations of the act have been filed against a number of companies, including life insurance carriers. These class action lawsuits contain allegations that defendant carriers were vicariously liable for the alleged wrongful conduct of agents who violated the TCPA. Some of the class actions have resulted in substantial settlements against other insurers. Any such actions against the Company could result in a material adverse effect upon our financial condition or results of operations.

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

The Company is required to comply with accounting principles generally accepted in the United States (“GAAP”). A number of organizations are instrumental in the development and interpretation of GAAP such as the SEC, the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”). GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company. GAAP includes the requirement to carry certain assets and liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in the Company’s financial statements.

The FASB and the International Accounting Standards Board are working on several projects that could result in significant changes to GAAP and International Financial Reporting Standards (“IFRS”). Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The changes to GAAP and potential incorporation of IFRS into the U.S. financial reporting system will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as design of compensation plans, product design, etc. The Company is unable to predict whether, and if so, when these projects and ultimately convergence with IFRS will be adopted and/or implemented.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company’s insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company. For additional information regarding pending NAIC reforms, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, the Company sold no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer

During the period of February 1, 2015 to March 31, 2015 (Successor Company) 100% of the Company’s stock was owned by Dai-ichi Life Insurance Company and was not available for repurchase by the Company. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its common stock.

Item 6.       Exhibit Index

Exhibit
Number
3(a)	Certificate of Incorporation of the Company effective as of February 1, 2015, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K filed February 26, 2015.
3(b)	Amended and Restated Bylaws of the Company effective as of February 1, 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 3, 2015.
10(a)

Amended and Restated Credit Agreement, dated as of February 2, 2015, among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

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
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended March 31, 2015, filed on May 8, 2015, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: May 8, 2015	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer