Form 10-Q
period 2015-06-30
PROTECTIVE LIFE CORP
filed 2015-08-07
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of  July 23, 2015:  1,000

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I

		Page
Item 1.	Financial Statements (unaudited):
	Consolidated Condensed Statements of Income For The Three Months Ended June 30, 2015 (Successor Company), the Period of February 1, 2015 to June 30, 2015 (Successor Company), the Period of January 1, 2015 to January 31, 2015 (Predecessor Company), and For The Three and Six Months Ended June 30, 2014 (Predecessor Company)	3
	Consolidated Condensed Statements of Comprehensive Income (Loss) For The Three Months Ended June 30, 2015 (Successor Company), the Period of February 1, 2015 to June 30, 2015 (Successor Company), the Period of January 1, 2015 to January 31, 2015 (Predecessor Company), and For The Three and Six Months Ended June 30, 2014 (Predecessor Company)	4
	Consolidated Condensed Balance Sheets as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company)	5
	Consolidated Condensed Statement of Shareowner’s Equity for the Period of February 1, 2015 to June 30, 2015 (Successor Company) and for the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)	7
	Consolidated Condensed Statements of Cash Flows for the Period of February 1, 2015 to June 30, 2015 (Successor Company), the Period of January 1, 2015 to January 31, 2015 (Predecessor Company), and For The Six Months Ended June 30, 2014	8
	Notes to Consolidated Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	77
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	150
Item 4.	Controls and Procedures	150

PART II

Item 1.	Legal Proceedings	151
Item 1A.	Risk Factors	152
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	160
Item 6.	Exhibits	161
	Signature	162

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Successor Company		Predecessor Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$832,088	$1,341,096	$261,866	$851,802	$1,667,698
Reinsurance ceded	(345,244)	(486,645)	(89,956)	(342,968)	(670,681)
Net of reinsurance ceded	486,844	854,451	171,910	508,834	997,017
Net investment income	436,291	725,163	175,180	550,816	1,088,979
Realized investment gains (losses):
Derivative financial instruments	94,603	128,244	(123,274)	(89,926)	(195,276)
All other investments	(102,337)	(137,393)	81,153	80,148	152,262
Other-than-temporary impairment losses	(13,395)	(13,395)	(636)	(461)	(884)
Portion recognized in other comprehensive income (before taxes)	7,661	7,661	155	(999)	(2,167)
Net impairment losses recognized in earnings	(5,734)	(5,734)	(481)	(1,460)	(3,051)
Other income	109,094	176,357	36,421	106,931	205,970
Total revenues	1,018,761	1,741,088	340,909	1,155,343	2,245,901
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2015 Successor - $303,743 and $420,951); (2015 Predecessor - $87,674; 2014 Predecessor - three months: $328,555; six months: $633,387)	694,606	1,180,905	267,287	747,816	1,476,335
Amortization of deferred policy acquisition costs and value of business acquired	40,094	67,991	4,072	51,531	107,113
Other operating expenses, net of reinsurance ceded: (2015 Successor - $49,741 and $84,777) (2015 Predecessor - $35,036; 2014 Predecessor - three months: $46,545; six months: $90,311)	187,151	302,455	68,368	193,786	375,038
Total benefits and expenses	921,851	1,551,351	339,727	993,133	1,958,486
Income before income tax	96,910	189,737	1,182	162,210	287,415
Income tax expense (benefit)	33,070	63,036	(327)	54,233	95,799
Net income	$63,840	$126,701	$1,509	$107,977	$191,616

Net income - basic			$0.02	$1.35	$2.40
Net income - diluted			$0.02	$1.33	$2.36
Cash dividends paid per share			$—	$0.24	$0.44

Average shares outstanding - basic			80,452,848	79,979,153	79,794,831
Average shares outstanding - diluted			81,759,287	81,446,277	81,160,800

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Successor Company		Predecessor Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Net income	$63,840	$126,701	$1,509	$107,977	$191,616
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(324,302) and $(481,657)); (2015 Predecessor - $259,738; 2014 Predecessor - three months: $216,476; six months: $476,065)	(602,274)	(894,507)	482,370	402,027	884,120
Reclassification adjustment for investment amounts included in net income, net of income tax: (2015 Successor - $831 and $700); (2015 Predecessor - $(2,244); 2014 Predecessor - three months: $(6,558); six months: $(8,581))	1,543	1,301	(4,166)	(12,180)	(15,936)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $(2,458) and $(2,458)); (2015 Predecessor - $(131); 2014 Predecessor - three months: $(571); six months: $1,858)	(4,566)	(4,566)	(243)	(1,061)	3,450
Change in accumulated (loss) gain - derivatives, net of income tax: (2015 Successor - $12 and $0); (2015 Predecessor - $5; 2014 Predecessor - three months: $(325); six months: $(9))	23	—	9	(604)	(17)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2015 Successor - $(31) and $0); (2015 Predecessor - $13; 2014 Predecessor - three months: $214; six months: $449)	(59)	—	23	399	835
Change in postretirement benefits liability adjustment, net of income tax: (2015 Successor - $0 and $0); (2015 Predecessor - $(6,475); 2014 Predecessor - three months: $1,896; six months: $1,264)	—	—	(12,025)	3,520	2,347
Total other comprehensive income (loss)	(605,333)	(897,772)	465,968	392,101	874,799
Total comprehensive income (loss)	$(541,493)	$(771,071)	$467,477	$500,078	$1,066,415

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	Successor	Predecessor
	Company	Company
	As of	As of
	June 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2015 Successor - $37,890,827; 2014 Predecessor - $33,738,242)	$35,762,609	$36,775,989
Fixed maturities, at amortized cost (fair value: 2015 Successor - $489,950; 2014 Predecessor - $485,422)	565,334	435,000
Equity securities, at fair value (cost: 2015 Successor - $734,053; 2014 Predecessor - $778,744)	722,457	803,230
Mortgage loans (related to securitizations: 2015 Successor - $423,702; 2014 Predecessor - $455,250)	5,677,667	5,133,780
Investment real estate, net of accumulated depreciation (2015 Successor - $52; 2014 Predecessor - $246)	7,404	5,918
Policy loans	1,719,864	1,758,237
Other long-term investments	700,983	514,639
Short-term investments	204,667	250,645
Total investments	45,360,985	45,677,438
Cash	568,776	379,411
Accrued investment income	472,584	474,522
Accounts and premiums receivable	70,894	84,458
Reinsurance receivables	5,613,895	6,106,113
Deferred policy acquisition costs and value of business acquired	1,393,926	3,294,570
Goodwill	735,712	102,365
Other intangibles, net of accumulated amortization (2015 Successor - $17,212)	665,787	—
Property and equipment, net of accumulated depreciation (2015 Successor - $3,658; 2014 Predecessor - $118,487)	103,098	52,853
Other assets	146,300	316,207
Assets related to separate accounts
Variable annuity	13,313,000	13,157,429
Variable universal life	859,114	834,940
Total assets	$69,304,071	$70,480,306

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	Successor	Predecessor
	Company	Company
	As of	As of
	June 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,721,028	$29,944,890
Unearned premiums	714,115	1,574,077
Total policy liabilities and accruals	30,435,143	31,518,967
Stable value product account balances	1,861,280	1,959,488
Annuity account balances	10,792,560	10,950,729
Other policyholders’ funds	1,121,465	1,430,325
Other liabilities	1,595,091	1,621,168
Income tax payable	101,583	23,901
Deferred income taxes	1,068,172	1,545,478
Non-recourse funding obligations	656,299	582,404
Repurchase program borrowings	602,213	50,000
Debt	1,662,739	1,300,000
Subordinated debt securities	452,424	540,593
Liabilities related to separate accounts
Variable annuity	13,313,000	13,157,429
Variable universal life	859,114	834,940
Total liabilities	64,521,083	65,515,422
Commitments and contingencies - Note 10
Shareowner’s equity
Preferred Stock; (Predecessor) $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, 2015 (Successor) and 2014 (Predecessor) - $.01 par value and $.50 par value; shares authorized: 5,000 and 160,000,000; shares issued: 1,000 and 88,776,960, respectively	—	44,388
Additional paid-in-capital	5,554,059	606,125
Treasury stock, at cost (2014 Predecessor - 9,435,255 shares)	—	(185,705)
Retained earnings	126,701	3,082,000
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(480,957); 2014 Predecessor - $796,960)	(893,206)	1,480,068
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $(2,458); 2014 Predecessor - $2,208)	(4,566)	4,101
Accumulated loss - derivatives, net of income tax: (2015 Successor - $0; 2014 Predecessor - $(45))	—	(82)
Postretirement benefits liability adjustment, net of income tax: (2015 Successor - $0; 2014 Predecessor - $(35,545))	—	(66,011)
Total shareowner’s equity	4,782,988	4,964,884
Total liabilities and shareowner’s equity	$69,304,071	$70,480,306

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In-	Treasury	Retained	Comprehensive	Shareowner’s
	Stock	Capital	Stock	Earnings	Income	equity
	(Dollars In Thousands)
Predecessor Company
Balance, December 31, 2014	$44,388	$606,125	$(185,705)	$3,082,000	$1,418,076	$4,964,884
Net income for the period of January 1, 2015 to January 31, 2015				1,509		1,509
Other comprehensive income					465,968	465,968
Comprehensive income for the period of January 1, 2015 to January 31, 2015						467,477
Stock-based compensation		1,550				1,550
Balance, January 31, 2015	$44,388	$607,675	$(185,705)	$3,083,509	$1,884,044	$5,433,911

					Accumulated
		Additional			Other	Total
	Common	Paid-In-	Treasury	Retained	Comprehensive	Shareowner’s
	Stock	Capital	Stock	Earnings	Income (Loss)	equity
	(Dollars In Thousands)
Successor Company
Balance, February 1, 2015	$—	$5,554,059	$—	$—	$—	$5,554,059
Net income for the period of February 1, 2015 to June 30, 2015				126,701		126,701
Other comprehensive loss					(897,772)	(897,772)
Comprehensive loss for the period of February 1, 2015 to June 30, 2015						(771,071)
Balance, June 30, 2015	$—	$5,554,059	$—	$126,701	$(897,772)	$4,782,988

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Six
	to	to	Months Ended
	June 30, 2015	January 31, 2015	June 30, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Cash flows from operating activities
Net income	$126,701	$1,509	$191,616
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	14,883	42,602	46,065
Amortization of DAC and VOBA	67,991	4,072	107,113
Capitalization of deferred policy acquisition costs	(130,347)	(22,489)	(136,561)
Depreciation and amortization expense	20,922	820	3,757
Deferred income tax	16,056	30,791	(30,728)
Accrued income tax	117,041	(32,803)	91,410
Interest credited to universal life and investment products	422,093	79,088	422,306
Policy fees assessed on universal life and investment products	(491,769)	(90,288)	(481,402)
Change in reinsurance receivables	110,125	(85,081)	42,403
Change in accrued investment income and other receivables	15,831	(5,789)	(16,821)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(153,073)	176,980	83,825
Trading securities:
Maturities and principal reductions of investments	40,104	17,946	47,888
Sale of investments	78,302	26,422	112,473
Cost of investments acquired	(135,770)	(27,289)	(75,742)
Other net change in trading securities	83,770	(26,901)	(52,325)
Amortization of premiums and accretion of discounts on investments and mortgage loans	177,658	12,930	55,985
Change in other liabilities	(228,189)	238,592	104,961
Other income - gains on repurchase of non-recourse funding obligations	—	—	(4,587)
Other, net	(27,763)	(149,889)	(88,146)
Net cash provided by operating activities	124,566	191,223	423,490
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	202,371	59,028	656,492
Sale of investments, available-for-sale	2,051,567	191,062	768,785
Cost of investments acquired, available-for-sale	(2,593,859)	(149,887)	(2,071,692)
Change in investments, held-to-maturity	(35,000)	—	(35,000)
Mortgage loans:
New lendings	(637,908)	(100,530)	(351,505)
Repayments	510,580	45,741	547,698
Change in investment real estate, net	52	7	1,256
Change in policy loans, net	32,008	6,365	37,365
Change in other long-term investments, net	(154,537)	(25,339)	(73,387)
Change in short-term investments, net	34,946	(40,314)	(35,799)
Net unsettled security transactions	(46,266)	37,510	47,933
Purchase of property and equipment	(2,444)	(649)	(4,776)
Payments for business acquisitions	—	—	(906)
Net cash (used in) provided by investing activities	(638,490)	22,994	(513,536)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	155,000	—	90,000
Principal payments on line of credit arrangement and debt	(119,399)	(60,000)	(230,000)
Issuance (repayment) of non-recourse funding obligations	35,000	—	16,630
Repurchase program borrowings	552,213	—	70,490
Dividends to shareowners	—	—	(34,649)
Investment product deposits and change in universal life deposits	1,222,581	169,233	1,304,549
Investment product withdrawals	(1,225,576)	(240,147)	(1,232,428)
Other financing activities, net	171	(4)	—
Net cash provided by (used in) financing activities	619,990	(130,918)	(15,408)
Change in cash	106,066	83,299	(105,454)
Cash at beginning of period	462,710	379,411	466,542
Cash at end of period	$568,776	$462,710	$361,088

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

The Merger was accounted for by the Company under the acquisition method of accounting under ASC Topic 805 Business Combinations. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. The Company elected to apply “pushdown” accounting by applying the guidance allowed by ASC Topic 805, Business Combinations, including the initial recognition of most of the Company’s assets and liabilities at fair value as of the acquisition date, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date. Goodwill of $735.7 million was recorded as of the acquisition date which represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflects the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015 (Successor Company). The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Predecessor Company).

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

During the second quarter of 2015, the Company recorded an adjustment related to certain shadow adjustments to the Company’s unrealized investment losses and future policy benefits and claims liability for the previous interim period (period February 1, 2015 to March 31, 2015). Had this adjustment been recorded by the Company prior to March 31, 2015, the recording of this amount within that interim period would have resulted in an increase to other comprehensive income of $66.7 million, net of income taxes, with offsetting adjustments to the future policy benefits and claims liability and deferred income tax liability on the interim balance sheet. The Company concluded that this adjustment was not determined to be quantitatively or qualitatively material to the interim periods and that the previously issued interim financial statements as of and for the period ended March 31, 2015 were not materially affected. This adjustment was recorded by the Company within the presented interim consolidated condensed financial statements for the quarter ended June 30, 2015.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Predecessor Company). Other than the accounting matters resulting from the application of pushdown accounting in connection with ASC Topic 805, the Company did not make significant changes to accounting policies during the period of February 1, 2015 to June 30, 2015 (Successor Company) except as noted below.

Intangible Assets

Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of distribution relationships, trade names, and technology. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized.

Value of Business Acquired

In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force.

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

The carrying amounts of the Company’s fixed assets are as follows

	Successor	Predecessor
	Company	Company
	As of	As of
	June 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Home office building	$65,127	$75,109
Land	24,920	—
Data processing equipment	11,815	40,919
Other, principally furniture and equipment	4,894	55,312
	106,756	171,340
Accumulated depreciation	3,658	118,487
Total property and equipment	$103,098	$52,853

Guaranteed Minimum Withdrawal Benefits

The Company also establishes reserves for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity (“VA”) products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GMWB is impacted by equity market conditions and can result in the GMWB embedded derivative being in an overall net asset or net liability position.  In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases.  Since claims are generally expected later than fees these favorable equity market conditions can result in the present value of fees being greater than the present value of claims which results in a net GMWB embedded derivative asset.  In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GMWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In conjunction with the merger the Company updated the fair value of the GMWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, the Company reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $266.1 million on the Merger date. As of June 30, 2015 (Successor Company), the net GMWB asset held was approximately $59.9 million.

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

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of June 30, 2015 (Successor Company), are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of June 30, 2015 (Successor Company), the GMDB reserve was $32.8 million.

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

Reinsurance Assets and Liabilities—Claim liabilities and policy benefits are calculated consistently for all policies, regardless of whether or not the policy is reinsured. Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners and recorded as Reinsurance receivables on the balance sheet. The reinsurance receivables were recorded in the balance sheet using current accounting policies and the most current assumptions as of the merger date. As of the merger date, the Company also calculated the ceded VOBA associated with the reinsured policies. The reinsurance receivables combined with the associated ceded VOBA represent the fair value of the reinsurance assets. Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed by the Company’s actuarial staff to ensure that appropriate amounts are ceded.

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

ASU No. 2014-17—Business Combinations (Topic 805).  This Update relates to “pushdown accounting”, which refers to pushing down the acquirer’s accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree’s standalone financial statements. The new guidance makes pushdown accounting optional for an acquiree that is a business or nonprofit activity when there is a change-in- control event (e.g., the acquirer in a business combination obtains control over the acquiree). In addition, the staff of the SEC released Staff Accounting Bulletin (“SAB”) No. 115, which rescinds SAB Topic 5J, “New Basis of Accounting Required in Certain Circumstances” (the SEC staff’s pre-existing guidance on pushdown accounting) and conforms SEC guidance on pushdown accounting to the FASB’s new guidance. Revised SEC guidance was codified in ASU No. 2015-08, issued in May 2015. The new pushdown accounting guidance became effective upon its issuance on November 18, 2014. Although now optional, the Company has applied pushdown accounting to its standalone financial statements effective with the Company becoming a wholly owned subsidiary of Dai-ichi Life on February 1, 2015. The presentation within this report for predecessor and successor periods is consistent with this Update.

Accounting Pronouncements Not Yet Adopted

ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2017.  However, in July 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year to December 15, 2018. Early adoption will be allowed, but not before the original effective date. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption. The Company is currently assessing the impact this standard will have on its non-insurance operations.

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

ASU No. 2015-05 — Intangibles — Goodwill and Other — Internal-Use Software. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The Update is effect for annual and interim periods beginning after December 15, 2015. The Company is reviewing its policies and processes to ensure compliance with the revised guidance.

ASU No. 2015-09 — Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this Update require additional disclosures for short-duration contracts issued by insurance entities. The additional disclosures focus on the liability for unpaid claims and claim adjustment expenses and include incurred and paid claims development information by accident year in tabular form, along with a reconciliation of this information to the statement of financial position. For accident years included in the development tables, the amendments also require disclosure of the total incurred-but-not-reported liabilities and expected development on reported claims, along with claims frequency information unless impracticable. Finally, the amendments require disclosure of the historical average annual percentage payout of incurred claims. With the exception of the current reporting period, claims development information may be presented as supplementary information. The Update is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The Company is reviewing its products to determine the applicability and potential impact of the new disclosures.

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

Year	Amount
(Dollars In Thousands)
2015	$20,657
2016	41,313
2017	41,313
2018	41,313
2019	41,313

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

4.                                      MONY CLOSED BLOCK OF BUSINESS

In 1998, MONY Life Insurance Company (“MONY”) converted from a mutual insurance company to a stock corporation (“demutualization”). In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for certain individuals’ participating policies in force as of the date of demutualization. Assets, liabilities, and earnings of the Closed Block are specifically identified to support its participating policyholders. The Company acquired the Closed Block in conjunction with the acquisition of MONY in 2013.

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

Summarized financial information for the Closed Block as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company) is as follows.

	Successor	Predecessor
	Company	Company
	As of	As of
	June 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$6,062,552	$6,138,505
Policyholder dividend obligation	52,283	366,745
Other liabilities	18,885	53,838
Total closed block liabilities	6,133,720	6,559,088
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,424,934	$4,524,037
Equity securities, available-for-sale, at fair value	—	5,387
Mortgage loans on real estate	345,678	448,855
Policy loans	755,692	771,120
Cash and other invested assets	34,511	30,984
Other assets	154,346	221,270
Total closed block assets	5,715,161	6,001,653
Excess of reported closed block liabilities over closed block assets	418,559	557,435
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of deferred tax benefit of $0 (Successor) and $0 (Predecessor); net of policyholder dividend obligation of $166,434 (Successor) and $106,886 (Predecessor)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$418,559	$557,435

Reconciliation of the policyholder dividend obligation is as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Six
	to	to	Months Ended
	June 30, 2015	January 31, 2015	June 30, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$323,432	$366,745	$190,494
Applicable to net revenue (losses)	(15,096)	(1,369)	(6,951)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	(256,053)	135,077	145,329
Policyholder dividend obligation, end of period	$52,283	$500,453	$328,872

Closed Block revenues and expenses were as follows:

	Successor Company		Predecessor Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Premiums and other income	$49,998	$81,669	$15,065	$53,073	$102,846
Net investment income (loss)	54,833	87,681	19,107	60,416	112,623
Net investment gains (losses)	2,216	2,850	568	1,086	6,105
Total revenues	107,047	172,200	34,740	114,575	221,574
Benefits and other deductions
Benefits and settlement expenses	98,975	154,746	31,152	103,209	199,535
Other operating expenses	263	474	—	383	90
Total benefits and other deductions	99,238	155,220	31,152	103,592	199,625
Net revenues before income taxes	7,809	16,980	3,588	10,983	21,949
Income tax expense	2,733	5,943	1,256	3,844	7,682
Net revenues	$5,076	$11,037	$2,332	$7,139	$14,267

5.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$3,339	$3,712	$6,891	$20,198	$27,568
Equity securities	21	21	—	—	—
Impairments on fixed maturity securities	(5,734)	(5,734)	(481)	(1,460)	(3,051)
Impairments on equity securities	—	—	—	—	—
Modco trading portfolio	(108,741)	(141,901)	73,062	60,989	127,292
Other investments	3,044	775	1,200	(1,039)	(2,598)
Total realized gains (losses) - investments	$(108,071)	$(143,127)	$80,672	$78,688	$149,211

For the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $5.4 million and $6.9 million and gross realized losses were $7.8 million and $8.9 million, respectively, including $5.7 million and $5.7 million of impairment losses, respectively.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $6.9 million and gross realized losses were $0.5 million, including $0.4 million of impairment losses.

For the three and six months ended June 30, 2014 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $20.4 million and $28.10 million and gross realized losses were $1.6 million and $3.4 million, including $1.4 million and $2.9 million of impairment losses, respectively.

For the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $432.2 million and $715.0 million, respectively. The gains realized on the sale of these securities was $5.4 million and $6.9 million, respectively.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $172.6 million. The gain realized on the sale of these securities was $6.9 million.

For the three and six months ended June 30, 2014 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $306.3 million and $571.0 million, respectively. The gains realized on the sale of these securities was $20.4 million and $28.1 million, respectively.

For the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $28.6 million and $49.3 million, respectively. The loss realized on the sale of these securities was $2.1 million and $3.2 million, respectively. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. The loss realized on the sale of these securities were immaterial to the Company. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three and six months ended June 30, 2014 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $1.6 million and $4.4 million, respectively. The losses realized on the sale of these securities were $0.2 million and $0.5 million, respectively. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

		Gross	Gross		Total OTTI
Successor Company	Amortized	Unrealized	Unrealized	Fair	Recognized
As of June 30, 2015	Cost	Gains	Losses	Value	in OCI(1)
		(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,594,167	$6,244	$(23,585)	$1,576,826	$—
Commercial mortgage-backed securities	1,236,987	271	(34,102)	1,203,156	—
Other asset-backed securities	820,349	2,062	(22,940)	799,471	—
U.S. government-related securities	1,644,086	427	(42,983)	1,601,530	—
Other government-related securities	19,578	—	(796)	18,782	—
States, municipals, and political subdivisions	1,720,059	59	(135,050)	1,585,068	—
Corporate securities	28,044,507	51,209	(1,926,339)	26,169,377	(7,024)
Preferred stock	64,362	—	(2,695)	61,667	—
	35,144,095	60,272	(2,188,490)	33,015,877	(7,024)
Equity securities	725,747	903	(12,498)	714,152	—
Short-term investments	160,855	—	—	160,855	—
	$36,030,697	$61,175	$(2,200,988)	$33,890,884	$(7,024)

Predecessor Company
As of December 31, 2014
Fixed maturities:
Residential mortgage-backed securities	$1,374,206	$56,330	$(12,278)	$1,418,258	$6,404
Commercial mortgage-backed securities	1,119,979	59,637	(2,364)	1,177,252	—
Other asset-backed securities	857,441	17,885	(35,950)	839,376	(95)
U.S. government-related securities	1,394,028	44,149	(9,282)	1,428,895	—
Other government-related securities	16,939	3,233	—	20,172	—
States, municipals, and political subdivisions	1,391,526	296,594	(431)	1,687,689	—
Corporate securities	24,765,303	2,759,255	(139,031)	27,385,527	—
	30,919,422	3,237,083	(199,336)	33,957,169	6,309
Equity securities	757,259	38,669	(14,182)	781,746	—
Short-term investments	155,500	—	—	155,500	—
	$31,832,181	$3,275,752	$(213,518)	$34,894,415	$6,309

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The preferred stock shown above as of June 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

		Gross	Gross		Total OTTI
Successor Company	Amortized	Unrealized	Unrealized	Fair	Recognized
As of June 30, 2015	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
Fixed maturities:
Other	$565,334	$—	$(75,384)	$489,950	$—
	$565,334	$—	$(75,384)	$489,950	$—

Predecessor Company
As of December 31, 2014
Fixed maturities:
Other	$435,000	$50,422	$—	$485,422	$—
	$435,000	$50,422	$—	$485,422	$—

During the period of February 1, 2015 to June 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the six months ended June 30, 2014 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had $75.4 million of gross unrecognized holding losses as of June 30, 2015 (Successor Company).  The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

The Company’s held-to-maturity securities had no gross unrecognized holding losses as of December 31, 2014 (Predecessor Company).

As of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had an additional $2.7 billion and $2.8 billion of fixed maturities, $8.3 million and $21.5 million of equity securities, and $43.8 million and $95.1 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2015 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Successor Company
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$849,305	$849,114	$—	$—
Due after one year through five years	5,172,275	5,141,272	—	—
Due after five years through ten years	8,508,443	8,293,471	—	—
Due after ten years	20,614,072	18,732,020	565,334	489,950
	$35,144,095	$33,015,877	$565,334	$489,950

During the three months ended June 30, 2015 (Successor Company) and the period of February 1, 2015 to June 30, 2015 (Successor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $13.4 million and $13.4 million, respectively. Of the $13.4 million of impairments for the three months ended June

30, 2015 (Successor Company) and the period of February 1, 2015 to June 30, 2015 (Successor Company) $5.7 million was recorded in earnings and $7.7 million was recorded in other comprehensive income (loss).

There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company).

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

During the three and six months ended June 30, 2014 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $0.5 million and $0.9 million, respectively, all of which related to fixed maturities. Credit impairments recorded in earnings during the three and six months ended June 30, 2014 (Predecessor Company) were $1.5 million and $3.1 million, respectively. During the three and six months ended June 30, 2014 (Predecessor Company), $1.0 million and $2.2 million, respectively, of non-credit losses previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and six months ended June 30, 2014 (Predecessor Company).

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$—	$—	$15,478	$20,839	$41,692
Additions for newly impaired securities	4,472	4,472	—	—	—
Additions for previously impaired securities	—	—	221	553	1,027
Reductions for previously impaired securities due to a change in expected cash flows	—	—	—	(3,407)	(24,734)
Reductions for previously impaired securities that were sold in the current period	—	—	—	—	—
Ending balance	$4,472	$4,472	$15,699	$17,985	$17,985

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,043,439	$(23,585)	$—	$—	$1,043,439	$(23,585)
Commercial mortgage-backed securities	1,125,342	(34,102)	—	—	1,125,342	(34,102)
Other asset-backed securities	723,695	(22,940)	—	—	723,695	(22,940)
U.S. government-related securities	1,569,203	(42,983)	—	—	1,569,203	(42,983)
Other government-related securities	18,782	(796)	—	—	18,782	(796)
States, municipalities, and political subdivisions	1,583,913	(135,050)	—	—	1,583,913	(135,050)
Corporate securities	23,716,026	(1,926,339)	—	—	23,716,026	(1,926,339)
Preferred stock	61,667	(2,695)	—	—	61,667	(2,695)
Equities	496,563	(12,498)	—	—	496,563	(12,498)
	$30,338,630	$(2,200,988)	$—	$—	$30,338,630	$(2,200,988)

The preferred stock shown above as of June 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

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

As of June 30, 2015, the Company had a total of 2,435 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

As of June 30, 2015 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.6 billion. In addition, included in the Company’s trading portfolio, the Company held $308.8 million of securities which were rated below investment grade. Approximately $403.3 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$(1,040,143)	$(1,383,342)	$670,229	$519,745	$1,148,357
Equity securities	(9,048)	(7,537)	10,226	14,591	33,004

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company). The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 9, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of June 30, 2015 (Successor Company), no payments have been made or required related to this guarantee.

6.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2015 (Successor Company), the Company’s mortgage loan holdings were approximately $5.7 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2015, assuming the loans are called at their next call dates, approximately $121.1 million would become due for the remainder of 2015, $953.0 million in 2016 through 2020, $377.9 million in 2021 through 2025, and $118.3 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $548.4 million and $553.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and six months ended June 30, 2014 (Predecessor Company), the Company recognized $3.3 million, $5.1 million, $0.1 million, $2.8 million, and $5.8 million, respectively, of participating mortgage loan income.

As of June 30, 2015 (Successor Company), approximately $4.2 million, or 0.01%, of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, and/or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in the Company’s investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to June 30, 2015 (Successor Company), the Company accepted or agreed to accept assets of $1.5 million in satisfaction of $2.0 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. These transactions resulted in no material realized losses in the Company’s investment in mortgage loans net of existing discounts recorded for mortgage loans losses for the period of February 1, 2015 to June 30, 2015 (Successor Company).

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of June 30, 2015 (Successor Company), $4.2 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured mortgage loans, and/or mortgage loans that were foreclosed and were converted to real estate properties. None of the restructured loans were nonperforming during the periods of February 1, 2015 to June 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company). The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the periods of February 1, 2015 to June 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of June 30, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the periods of February 1, 2015 to June 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had an allowance for mortgage loan credit losses of $0.5 million and $5.7 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	June 30, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$—	$5,720	$3,130
Charge offs	—	(861)	(675)
Recoveries	(638)	(2,359)	(2,600)
Provision	1,173	—	5,865
Ending balance	$535	$2,500	$5,720

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart.

			Greater
Successor Company	30-59 Days	60-89 Days	than 90 Days	Total
As of June 30, 2015	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$8,045	$2,370	$296	$10,711
Number of delinquent commercial mortgage loans	5	2	1	8

Predecessor Company
As of December 31, 2014
Commercial mortgage loans	$8,972	$—	$1,484	$10,456
Number of delinquent commercial mortgage loans	4	—	1	5

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

		Unpaid		Average	Interest	Cash Basis
Successor Company	Recorded	Principal	Related	Recorded	Income	Interest
As of June 30, 2015	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$9,022	$12,243	$—	$1,504	$199	$168
With an allowance recorded	1,500	2,035	535	1,500	31	31

Predecessor Company
As of December 31, 2014
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	19,632	20,603	5,720	3,272	1,224	1,280

Mortgage loans that were modified in a troubled debt restructuring were as follows:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Successor Company	Number of	Recorded	Recorded
As of June 30, 2015	Contracts	Investment	Investment
		(Dollars In Thousands)
Troubled debt restructuring:
Commercial mortgage loans	1	$2,035	$1,500

Predecessor Company
As of December 31, 2014
Troubled debt restructuring:
Commercial mortgage loans	6	$28,648	$19,593

7.                                      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	June 30, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$—	$2,647,980	$2,721,687
Capitalization of commissions, sales, and issue expenses	130,346	22,513	288,592
Amortization	(7,750)	1,117	(195,605)
Change in unrealized investment gains and losses	4,073	(96,830)	(166,694)
Balance, end of period	$126,669	$2,574,780	$2,647,980

Value of business acquired

The balances and changes in VOBA are as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	June 30, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$1,276,886	$646,590	$848,528
Amortization	(60,241)	(5,189)	(61,704)
Change in unrealized investment gains and losses	50,612	(79,418)	(140,234)
Balance, end of period	$1,267,257	$561,983	$646,590

As of February 1, 2015, the existing deferred acquisition costs (“DAC”) and VOBA balance was written off in conjunction with the merger previously disclosed in Note 3, Dai-ichi Merger and in accordance with ASC Topic 805 — Business Combinations.

Concurrently, a VOBA asset was created representing the actuarial estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger.

The expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2015	$75,180
2016	141,346
2017	131,356
2018	116,146
2019	97,272

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

As permitted by ASC Topic 805, Business Combinations, the Company measured its assets and liabilities at fair value on the date of the merger, February 1, 2015. The purchase price in excess of the fair value of assets and liabilities of the Company resulted in the establishment of goodwill as of the date of the merger. As of February 1, 2015 (Successor Company), the Company established an aggregate goodwill balance of $735.7 million. Refer to Note 3, Dai-ichi Merger, for more information related to the Successor Company goodwill. There has been no change in the goodwill during the period of February 1, 2015 to June 30, 2015 (Successor Company).

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the measurement date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of June 30, 2015 (Successor Company) and for the period February 1, 2015 through June 30, 2015 (Successor Company), the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate. Accordingly, no impairment to the Company’s goodwill balance has been recorded.

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

Debt and subordinated debt securities are summarized as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	June 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Debt (year of issue):
Revolving Line of Credit	$545,000	$450,000
6.40% Senior Notes (2007), due 2018	165,625	150,000
7.375% Senior Notes (2009), due 2019	482,183	400,000
8.45% Senior Notes (2009), due 2039	469,931	300,000
	$1,662,739	$1,300,000

Subordinated debt securities (year of issue):
6.125% Subordinated Debentures (2004), due 2034, callable 2009	$—	$103,093
6.25% Subordinated Debentures (2012), due 2042, callable 2017	298,659	287,500
6.00% Subordinated Debentures (2012), due 2042, callable 2017	153,765	150,000
	$452,424	$540,593

During the period of February 1, 2015 to June 30, 2015 (Successor Company), the Company called and redeemed the entire $103.1 million of outstanding principal amount of the Company’s 6.125% Subordinated Debentures due 2034.

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

On February 2, 2015, the Company amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on

February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of June 30, 2015 (Successor Company). There was an outstanding balance of $545.0 million bearing interest at a rate of LIBOR plus 1.00% as June 30, 2015 (Successor Company). As of June 30, 2015 (Successor Company), the $55.0 million Letter of Credit executed by PLICO was no longer issued and outstanding.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of non-recourse funding obligations with a total outstanding balance of $800 million as of June 30, 2015 (Successor Company). The Company holds the entire outstanding balance of non-recourse funding obligation. The Series A1 non-recourse funding obligations have a balance of $400 million and accrue interest at 7.375%, the Series A2 non-recourse funding obligations have a balance of $100 million and accrue interest at 8.00%, and the Series A3 non-recourse funding obligations have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of June 30, 2015 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of June 30, 2015 (Successor Company), securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $430.1 million of the non-recourse funding obligations were held by the Company and its affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of June 30, 2015 (Successor Company), no payments have been made under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $1.9 million have been collateralized by the Company. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V, a Vermont special purpose financial insurance company, and Red Mountain, both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of June 30, 2015 (Successor Company), the principal balance of the Red Mountain note was $470 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $139.6 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of June 30, 2015 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $470 million outstanding non-recourse funding obligation as of June 30, 2015 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of June 30, 2015 (Successor Company), on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$118,274	2052	1.32%
Golden Gate V Vermont Captive Insurance Company(1)	535,474	2037	5.12%
MONY Life Insurance Company(1)	2,551	2024	6.19%
Total	$656,299

(1) Fixed rate obligations

During the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations. For the six months ended June 30, 2014 (Predecessor Company), the Company repurchased $18.3 million of its outstanding non-recourse funding obligations, at a discount. The repurchase resulted in a $4.6 million pre-tax gain for the Company.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $935 million as of June 30, 2015 (Successor Company). The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non- recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of June 30, 2015 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during each quarter of 2015 and was $770 million as of June 30, 2015 (Successor Company). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of June 30, 2015 (Successor Company), no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $657.4 million and the repurchase obligation of $602.2 million was included in the Company’s consolidated condensed balance sheets

(at an average borrowing rate of 21 basis points). During the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $646.7 million and $175.0 million, respectively. The average daily balance was $507.2 million and $77.4 million (at an average borrowing rate of 17 and 16 basis points, respectively) during the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), the Company had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

The following table provides the amount of collateral pledged for repurchase agreements, grouped by asset class, as of June 30, 2015 (Successor Company):

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions

 Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2015 (Successor Company)
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30-90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$98,345	$—	$—	$—	$98,345
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	107,781	—	—	107,781
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	451,246	—	—	—	451,246
Other asset-backed securities	—	—	—	—	—
Total borrowings	$549,591	$107,781	$—	$—	$657,372

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

After the entry into the Merger Agreement on June 3, 2014, four lawsuits were filed against the Company, our then current directors, Dai-ichi Life and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. On June 11, 2014, a putative class action lawsuit styled Edelman, et al. v. Protective Life Corporation, et al., Civil Action No. 01-CV- 2014-902474.00, was filed in the Circuit Court of Jefferson County, Alabama. On July 30, 2014, the plaintiff in Edelman filed an amended complaint. Three putative class action lawsuits were filed in the Court of Chancery of the State of Delaware, Martin, et al. v. Protective Life Corporation, et al., Civil Action No. 9794-CB, filed June 19, 2014, Leyendecker, et al. v. Protective Life Corporation, et al., Civil Action No. 9931-CB, filed July 22, 2014 and Hilburn, et al. v. Protective Life Corporation, et al., Civil Action No. 9937-CB, filed July 23, 2014. The Delaware Court of Chancery consolidated the Martin, Leyendecker, and Hilburn actions under the caption In re Protective Life Corp. Stockholders Litigation, Consolidated Civil Action No. 9794-CB, designated the Hilburn complaint as the operative consolidated complaint (the “Delaware Action”) and appointed Charlotte Martin, Samuel J. Leyendecker, Jr., and Deborah J. Hilburn to serve as co-lead plaintiffs. These lawsuits alleged that our Board of Directors breached its fiduciary duties to the Company’s shareowners, that the Merger involved an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly precluded competing offers, and that the preliminary proxy statement filed with the SEC on July 10, 2014 failed to disclose purportedly material information. The complaints also alleged that the Company, Dai-ichi Life and DL Investment (Delaware), Inc. aided and abetted those alleged breaches of fiduciary duties. The complaints sought injunctive relief, including enjoining or rescinding the Merger, and attorneys’ and other fees and costs, in addition to other relief. The Delaware Action also sought an award of unspecified damages.

With respect to the Edelman lawsuit, on September 5, 2014, the court held a hearing to address motions to dismiss the lawsuit filed on behalf of the Company, the members of the Company’s Board, and DL Investment (Delaware), Inc. On September 19, 2014, the court granted those motions and dismissed the Edelman lawsuit in its entirety and with prejudice, pending a possible appeal by the plaintiff. With respect to the Delaware Action, on September 24, 2014, the Company, each of the members of the Company’s Board, Dai-ichi Life, and DL Investment (Delaware), Inc. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in that case, which set forth the parties’ agreement in principle for a settlement of the Delaware Action. As set forth in the MOU, the Company, the members of the Company’s Board, Dai-ichi Life, and DL Investment (Delaware), Inc. agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The MOU contemplated that the parties would seek to enter into a stipulation of settlement providing for the certification of a mandatory non opt-out class, for settlement purposes only, to include any and all record and beneficial owners of shares (excluding the members of the Company’s Board and their immediate family members, any entity in which any member of the Company’s Board has a controlling interest, and any successors in interest thereto) that held shares at any time during the period beginning on June 3, 2014, through the date of consummation or termination of the Merger, including any and all of their respective successors in interest, successors, predecessors in interest, representatives, trustees, executors, administrators, heirs, assigns, or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, together with their predecessors, successors and assigns, and a global release of claims relating to the Merger as set forth in the MOU. As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger which are set forth in the Company’s Form 8-K filed on September 25, 2014 and which supplement the information contained in the Company’s definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014. Nothing in the Form 8-K or stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K. The stipulation of settlement and release of all claims in the Delaware Action was approved by the Court of Chancery of the State of Delaware on June 16, 2015. The terms of the settlement had no effect on the consideration received by Company shareowners in connection with the completion of the Merger, and the amount of attorneys’ fees and expenses awarded to the plaintiffs’ counsel did not have a material impact upon the Company.

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

11.                               EMPLOYEE BENEFIT PLANS

Due to the Dai-ichi Life transaction, the Company re-measured all materially impacted benefit plans as of January 31, 2015 (Predecessor Company). Financial re-measurement was performed for the defined benefit pension plan, the unfunded excess benefit plan, and the postretirement life insurance plan as of January 31, 2015 (Predecessor Company). The January results for the retiree life plan were not material, and therefore, re-measurement was not deemed necessary for this plan. The Company has disclosed relevant financial information related to the applicable January 31, 2015 (Predecessor Company) re-measurements, as follows.

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

	Predecessor Company
	Defined Benefit		Unfunded Excess
	Pension Plan		Benefits Plan
	As of January 31, 2015	As of December 31, 2014	As of January 31, 2015	As of December 31, 2014
	(Dollars In Thousands)
Accumulated benefit obligation, end of period	$262,290	$249,453	$49,251	$47,368
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$267,331	$219,152	$49,575	$39,679
Service cost	974	9,411	95	954
Interest cost	1,002	10,493	140	1,696
Amendments	—	—	—	—
Actuarial (gain) or loss	12,384	38,110	1,555	9,153
Benefits paid	(592)	(9,835)	(122)	(1,907)
Projected benefit obligation at end of period	281,099	267,331	51,243	49,575

Change in plan assets:
Fair value of plan assets at beginning of period	203,772	180,173	—	—
Actual return on plan assets	(3,525)	17,921	—	—
Employer contributions(1)	2,165	15,513	122	1,907
Benefits paid	(592)	(9,835)	(122)	(1,907)
Fair value of plan assets at end of period	201,820	203,772	—	—
After reflecting FASB guidance
Funded status	(79,279)	(63,559)	(51,243)	(49,575)
Amounts recognized in the balance sheet:
Other liabilities	(79,279)	(63,559)	(51,243)	(49,575)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	96,965	80,430	22,401	20,983
Prior service cost/(credit)	(1,001)	(1,033)	23	24
Total amounts recognized in AOCI	$95,964	$79,397	$22,424	$21,007

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

The benefit obligations as of January 31, 2015 (Predecessor Company) were determined based on the assumptions used in the 2014 year-end disclosures with the following exception:

	Defined Benefit	Unfunded Excess	Postretirement
	Pension Plan	Benefit Plan	Life Insurance Plan
Discount rate	3.55%	3.26%	3.79%

Components of the net periodic benefit cost for the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and six months ended June 30, 2014 (Predecessor Company) are as follows:

	Successor				Predecessor
	Company				Company
	For The Three		February 1, 2015		January 1, 2015		For The Three		For The Six
	Months Ended		to		to		Months Ended		Months Ended
	June 30, 2015		June 30, 2015		January 31, 2015		June 30, 2014		June 30, 2014
	Defined	Unfunded	Defined	Unfunded	Defined	Unfunded	Defined	Unfunded	Defined	Unfunded
	Benefit	Excess	Benefit	Excess	Benefit	Excess	Benefit	Excess	Benefit	Excess
	Pension	Benefit	Pension	Benefit	Pension	Benefit	Pension	Benefit	Pension	Benefit
	Plan	Plan	Plan	Plan	Plan	Plan	Plan	Plan	Plan	Plan
	(Dollars In Thousands)				(Dollars In Thousands)
Service cost — benefits earned during the period	$2,973	$333	$4,955	$555	$974	$95	$2,227	$226	$4,454	$452
Interest cost on projected benefit obligation	2,433	408	4,055	680	1,002	140	2,587	406	5,174	812
Expected return on plan assets	(3,642)	—	(6,070)	—	(1,293)	—	(3,065)	—	(6,130)	—
Amortization of prior service cost	—	—	—	—	(33)	1	(98)	3	(196)	6
Amortization of actuarial losses	—	—	—	—	668	138	1,576	321	3,152	642
Total net periodic benefit cost	$1,764	$741	$2,940	$1,235	$1,318	$374	$3,227	$956	$6,454	$1,912

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company contributed $2.2 million to its defined benefit pension plan which was applied for the 2014 plan year. The Company did not contribute to the defined benefit pension plan during the period of February 1, 2015 to June 30, 2015 (Successor Company). The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

12.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2015 (Successor Company), January 31, 2015 (Predecessor Company) and December 31, 2014 (Predecessor Company).

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
Successor Company	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, February 1, 2015	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(894,507)	(86)	(894,593)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(4,566)	—	(4,566)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1,301	86	1,387
Net current-period other comprehensive income (loss)	(897,772)	—	(897,772)
Ending Balance, June 30, 2015	$(897,772)	$—	$(897,772)

(1) See Reclassification table below for details.

(2) As of June 30, 2015 net unrealized losses reported in AOCI were offset by $493.0 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2) As of January 31, 2015 and December 31, 2014, net unrealized losses reported in AOCI were offset by $(492.6) million and $(504.4) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2) As of December 31, 2014 and 2013, net unrealized losses reported in AOCI were offset by $(504.4) million and $(189.8) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and six months ended June 30, 2014 (Predecessor Company).

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
Successor Company	Other Comprehensive	Affected Line Item in the
For The Three Months Ended June 30, 2015	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(41)	Benefits and settlement expenses, net of reinsurance ceded
	(41)	Total before tax
	14	Tax (expense) or benefit
	$(27)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$3,360	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(5,734)	Net impairment losses recognized in earnings
	(2,374)	Total before tax
	831	Tax (expense) or benefit
	$(1,543)	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
Successor Company	Other Comprehensive	Affected Line Item in the
February 1, 2015 to June 30, 2015	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(131)	Benefits and settlement expenses, net of reinsurance ceded
	(131)	Total before tax
	45	Tax (expense) or benefit
	$(86)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$3,733	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(5,734)	Net impairment losses recognized in earnings
	(2,001)	Total before tax
	700	Tax (expense) or benefit
	$(1,301)	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount
	Reclassified
	from Accumulated
Predecessor Company	Other Comprehensive	Affected Line Item in the
January 1, 2015 to January 31, 2015	Income (Loss)	Consolidated Condensed Statements of Income
	(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(36)	Benefits and settlement expenses, net of reinsurance ceded
	(36)	Total before tax
	13	Tax (expense) or benefit
	$(23)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$6,891	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(481)	Net impairment losses recognized in earnings
	6,410	Total before tax
	(2,244)	Tax (expense) or benefit
	$4,166	Net of tax
Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(808)	Other operating expenses
Amortization of prior service credit/(cost)	31	Other operating expenses
Amortization of transition asset/(obligation)	5	Other operating expenses
	(772)	Total before tax
	270	Tax (expense) or benefit
	$(502)	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
Predecessor Company	Other Comprehensive	Affected Line Item in the
For The Three Months Ended June 30, 2014	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(614)	Benefits and settlement expenses, net of reinsurance ceded
	(614)	Total before tax
	215	Tax (expense) or benefit
	$(399)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$20,198	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(1,460)	Net impairment losses recognized in earnings
	18,738	Total before tax
	(6,558)	Tax (expense) or benefit
	$12,180	Net of tax
Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(1,900)	Other operating expenses
Amortization of prior service credit/(cost)	95	Other operating expenses
	(1,805)	Total before tax
	632	Tax (expense) or benefit
	$(1,173)	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
Predecessor Company	Other Comprehensive	Affected Line Item in the
For The Six Months Ended June 30, 2014	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,284)	Benefits and settlement expenses, net of reinsurance ceded
	(1,284)	Total before tax
	449	Tax (expense) or benefit
	$(835)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$27,568	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,051)	Net impairment losses recognized in earnings
	24,517	Total before tax
	(8,581)	Tax (expense) or benefit
	$15,936	Net of tax
Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(3,800)	Other operating expenses
Amortization of prior service credit/(cost)	190	Other operating expenses
	(3,610)	Total before tax
	1,263	Tax (expense) or benefit
	$(2,347)	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

13.                               EARNINGS PER SHARE

As of February 1, 2015, the Company became a wholly owned subsidiary of Dai-ichi Life, and for the period of February 1, 2015 to June 30, 2015 (Successor Company), there was no market for the Company’s common stock and therefore the Company will no longer disclose earnings per share information.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three and six months ended June 30, 2014 (Predecessor Company):

	Predecessor Company
	January 1, 2015	For The Three	For The Six
	to	Months Ended	Months Ended
	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$1,509	$107,977	$191,616

Average shares issued and outstanding	79,343,253	78,852,583	78,740,416
Issuable under various deferred compensation plans	1,109,595	1,126,570	1,054,415
Weighted shares outstanding - basic	80,452,848	79,979,153	79,794,831

Per share:
Net income - basic	$0.02	$1.35	$2.40

Calculation of diluted earnings per share:
Net income	$1,509	$107,977	$191,616

Weighted shares outstanding - basic	80,452,848	79,979,153	79,794,831
Stock appreciation rights (“SARs”)	64,570	492,463	479,430
Issuable under various other stock-based compensation plans	935,382	716,327	641,411
Restricted stock units	306,487	258,334	245,128
Weighted shares outstanding - diluted	81,759,287	81,446,277	81,160,800

Per share:
Net income - diluted	$0.02	$1.33	$2.36

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

The components of the Company’s net deferred income tax liability are as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	June 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$74,720	$516
Premium receivables and policy liabilities	—	95,298
Deferred compensation	231,732	194,223
Invested assets (other than unrealized gains)	—	63,901
Deferred policy acquisition costs	429,086	—
Premium on corporate debt	118,633	—
Net unrealized loss on investments	483,439	—
Other	23,587	—
Valuation allowance	(2,053)	(2,206)
	1,359,144	351,732
Deferred income tax liabilities:
Premium receivables and policy liabilities	128,645	—
VOBA and other intangibles	671,775	—
DAC and VOBA	—	1,078,533
Invested assets (other than unrealized gains)	1,626,896	—
Net unrealized gains on investments	—	799,123
Other	—	19,554
	2,427,316	1,897,210
Net deferred income tax liability	$(1,068,172)	$(1,545,478)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	June 30, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$137,593	$193,244	$105,881
Additions for tax positions of the current year	59,042	(5,010)	57,463
Additions for tax positions of prior years	—	7,724	39,433
Reductions of tax positions of prior years:
Changes in judgment	(1,028)	(58,365)	(9,533)
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$195,607	$137,593	$193,244

The Company believes that it is possible that in the next 12 months approximately $142.5 million of these unrecognized tax benefits will be reduced as the Company anticipates receiving the revenue agent’s report for the examination of the 2008 through 2011 tax years. During the period of February 1, 2015 to June 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and the twelve months ended December 31, 2014 (Predecessor Company), ongoing discussions with the IRS related to the examination that is in progress for tax years ending December 31, 2008 through December 31, 2011 prompted the Company to revise its measurement of unrecognized tax benefits. These revisions included increasing prior determinations of amounts accrued for earlier years as well as reducing some previously accrued amounts. These changes were almost entirely related to timing issues. Therefore, aside from the cost of interest, such changes did not result in any impact on the Company’s effective tax rate.

The Company used its estimate of its annual 2015 and 2014 income in computing its effective income tax rates for the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and six months ended June 30, 2014 (Predecessor Company). The effective tax rates for the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and six months ended June 30, 2014 (Predecessor Company) were 34.1%, 33.2%, (27.7)%,  33.4%, and 33.3%, respectively. The recorded tax benefit for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) includes the benefit associated with the re-measurement of the unrecognized tax benefits discussed in the preceding paragraph.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2015 (Successor Company).

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,576,823	$3	$1,576,826
Commercial mortgage-backed securities	—	1,203,156	—	1,203,156
Other asset-backed securities	—	208,586	590,885	799,471
U.S. government-related securities	1,091,530	510,000	—	1,601,530
State, municipalities, and political subdivisions	—	1,585,068	—	1,585,068
Other government-related securities	—	18,782	—	18,782
Corporate securities	82	25,057,864	1,111,431	26,169,377
Preferred stock	61,667	—	—	61,667
Total fixed maturity securities - available-for-sale	1,153,279	30,160,279	1,702,319	33,015,877

Fixed maturity securities - trading
Residential mortgage-backed securities	—	298,138	—	298,138
Commercial mortgage-backed securities	—	146,314	—	146,314
Other asset-backed securities	—	108,837	160,594	269,431
U.S. government-related securities	236,424	4,840	—	241,264
State, municipalities, and political subdivisions	—	307,411	—	307,411
Other government-related securities	—	58,090	—	58,090
Corporate securities	—	1,399,192	19,316	1,418,508
Preferred stock	7,576	—	—	7,576
Total fixed maturity securities - trading	244,000	2,322,822	179,910	2,746,732
Total fixed maturity securities	1,397,279	32,483,101	1,882,229	35,762,609
Equity securities	641,429	11,308	69,720	722,457
Other long-term investments(1)	109,761	115,590	169,596	394,947
Short-term investments	191,745	12,922	—	204,667
Total investments	2,340,214	32,622,921	2,121,545	37,084,680
Cash	568,776	—	—	568,776
Other assets	17,835	—	—	17,835
Assets related to separate accounts
Variable annuity	13,313,000	—	—	13,313,000
Variable universal life	859,114	—	—	859,114
Total assets measured at fair value on a recurring basis	$17,098,939	$32,622,921	$2,121,545	$51,843,405

Liabilities:
Annuity account balances(2)	$—	$—	$95,178	$95,178
Other liabilities (1)	71,454	19,352	427,765	518,571
Total liabilities measured at fair value on a recurring basis	$71,454	$19,352	$522,943	$613,749

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2015 (Successor Company), the Company held $3.5 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of June 30, 2015 (Successor Company), the Company held $751.5 million of Level 3 ABS, which included $590.9 million of other asset-backed securities classified as available-for-sale and $160.6 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of June 30, 2015 (Successor Company), the Company classified approximately $28.9 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of June 30, 2015 (Successor Company), the Company classified approximately $1.1 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of June 30, 2015 (Successor Company), the Company held approximately $81.0 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily investments in preferred stock.

Other Long-Term Investments and Other Liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 16, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2015 (Successor Company), 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2014 VBT Primary Tables modified for company experience, with attained age factors varying from 44% - 137%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. The fair value of the embedded derivative is the difference between the statutory policy liabilities (net of policy loans) of $2.5 billion and the fair value of the trading securities of $2.7 billion. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for June 30, 2015 (Successor Company), ranged from a one month rate of 0.35%, a 5 year rate of 2.47%, and a 30 year rate of 3.98%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor
Company
Fair Value
	As of	Valuation	Unobservable	Range
	June 30, 2015	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$590,885	Discounted cash flow	Liquidity premium	0.55% - 1.50% (1.03%)
			Paydown rate	9.95% - 14.69% (12.57%)
Corporate securities	1,084,954	Discounted cash flow	Spread over	0.58% - 12.00% (2.25%)
Treasury
Embedded derivatives - GMWB(1)	59,888	Actuarial cash flow model	Mortality	1994 MGDB table with
company experience
			Lapse	0.29% - 17%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have a
one-time over-utilization of
400%
			Nonperformance risk	0.16% - 1.04%
Liabilities:
Annuity account balances(2)	$95,178	Actuarial cash flow model	Asset earned rate	3.71% - 5.77%
			Expenses	$80 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with
company experience
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
duration/surrender
charge period
			Nonperformance risk	0.16% - 1.04%
Embedded derivative - FIA	85,129	Actuarial cash flow model	Expenses	$80 per policy
			Withdrawal rate	1.1% - 4.5% depending on
duration and tax qualification
			Mortality	1994 MGDB table with
company experience
			Lapse	2.5% - 40.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.16% - 1.04%
Embedded derivative - IUL	11,902	Actuarial cash flow model	Mortality	44% - 137% of 2014
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.16% - 1.04%

(1)The fair value for the GMWB embedded derivative is presented as a net asset for the purposes of this chart. Excludes modified coinsurance arrangements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of June 30, 2015 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $209.4 million of financial instruments being classified as Level 3 as of June

30, 2015 (Successor Company). Of the $209.4 million, $160.6 million are other asset-backed securities, $45.8 million are corporate securities, and $3.0 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2015 (Successor Company), the Company held $66.7 million of financial instruments where book value approximates fair value. Of the $66.7 million, the entirety of this balance represents equity securities, which are predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Predecessor
Company
Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2014	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$563,752	Discounted cash flow	Liquidity premium	0.39% - 1.49% (0.69%)
			Paydown rate	9.70% - 15.80% (12.08%)
Corporate securities	1,282,864	Discounted cash flow	Spread over	0.33% - 7.50% (2.19%)
treasury
Liabilities:
Embedded derivatives - GMWB(1)	$245,090	Actuarial cash flow model	Mortality	44.5% to 100% of 1994
MGDB table
			Lapse	0.25% - 17%, depending on
product/duration/funded
status of guarantee
			Utilization	97% - 101%
			Nonperformance risk	0.12% - 0.96%
Annuity account balances(2)	97,825	Actuarial cash flow model	Asset earned rate	3.86% - 5.92%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994
MGDB table
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative - FIA	124,465	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on
duration and tax qualification
			Mortality	49% to 80% of 1994
MGDB table
			Lapse	2.5% - 40.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative - IUL	6,691	Actuarial cash flow model	Mortality	37% - 74% of 2008
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.12% - 0.96%

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
													included in
		Total		Total									Earnings
		Realized and Unrealized		Realized and Unrealized									related to
		Gains		Losses									Instruments
			Included in		Included in								still held at
			Other		Other					Transfers			the
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	600,132	—	165	(92)	(9,323)	—	(87)	—	—	—	90	590,885	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,283,142	3,656	4,001	(687)	(24,247)	89,929	(219,148)	—	—	(21,803)	(3,412)	1,111,431	—
Total fixed maturity securities - available-for-sale	1,883,277	3,656	4,166	(779)	(33,570)	89,929	(219,235)	—	—	(21,803)	(3,322)	1,702,319	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	170,500	589	—	(5,173)	—	—	(5,468)	—	—	—	146	160,594	(4,587)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	19,614	140	—	(233)	—	—	(161)	—	—	—	(44)	19,316	(93)
Total fixed maturity securities - trading	190,114	729	—	(5,406)	—	—	(5,629)	—	—	—	102	179,910	(4,680)
Total fixed maturity securities	2,073,391	4,385	4,166	(6,185)	(33,570)	89,929	(224,864)	—	—	(21,803)	(3,220)	1,882,229	(4,680)
Equity securities	69,951	—	—	—	—	—	(231)	—	—	—	—	69,720	—
Other long-term investments(1)	122,894	46,702	—	—	—	—	—	—	—	—	—	169,596	46,702
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,266,236	51,087	4,166	(6,185)	(33,570)	89,929	(225,095)	—	—	(21,803)	(3,220)	2,121,545	42,022
Total assets measured at fair value on a recurring basis	$2,266,236	$51,087	$4,166	$(6,185)	$(33,570)	$89,929	$(225,095)	$—	$—	$(21,803)	$(3,220)	$2,121,545	$42,022

Liabilities:
Annuity account balances(2)	$97,108	$—	$—	$(911)	$—	$—	$—	$72	$2,913	$—	$—	$95,178	$—
Other liabilities(1)	627,515	224,194	—	(24,444)	—	—	—	—	—	—	—	427,765	199,750
Total liabilities measured at fair value on a recurring basis	$724,623	$224,194	$—	$(25,355)	$—	$—	$—	$72	$2,913	$—	$—	$522,943	$199,750

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended June 30, 2015 (Successor Company), there were no transfers of securities into Level 3.

For the three months ended June 30, 2015 (Successor Company), $21.8 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were no longer available in previous periods but were priced by independent pricing services or brokers as of June 30, 2015 (Successor Company).

For the three months ended June 30, 2015 (Successor Company), there were no transfers of securities from Level 2 to Level 1.

For the three months ended June 30, 2015 (Successor Company), there were no transfers of securities from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of February 1, 2015 to June 30, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
													included in
		Total		Total									Earnings
		Realized and Unrealized		Realized and Unrealized									related to
		Gains		Losses									Instruments
			Included in		Included in								still held at
			Other		Other					Transfers			the
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	603,646	—	165	(92)	(12,891)	—	(127)	—	—	—	184	590,885	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	(3,675)	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,307,259	4,291	15,619	(687)	(24,247)	111,929	(254,935)	—	—	(41,853)	(5,945)	1,111,431	—
Total fixed maturity securities - available-for-sale	1,914,583	4,291	15,784	(779)	(37,138)	111,929	(258,737)	—	—	(41,853)	(5,761)	1,702,319	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,473	3,949	—	(5,173)	—	—	(7,876)	—	—	—	221	160,594	(5,829)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	25,130	174	—	(299)	—	—	(5,584)	—	—	—	(105)	19,316	(1,180)
Total fixed maturity securities - trading	194,603	4,123	—	(5,472)	—	—	(13,460)	—	—	—	116	179,910	(7,009)
Total fixed maturity securities	2,109,186	8,414	15,784	(6,251)	(37,138)	111,929	(272,197)	—	—	(41,853)	(5,645)	1,882,229	(7,009)
Equity securities	73,044	—	—	—	—	—	(231)	—	—	—	(3,093)	69,720	—
Other long-term investments(1)	93,274	76,342	—	(20)	—	—	—	—	—	—	—	169,596	76,322
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,275,504	84,756	15,784	(6,271)	(37,138)	111,929	(272,428)	—	—	(41,853)	(8,738)	2,121,545	69,313
Total assets measured at fair value on a recurring basis	$2,275,504	$84,756	$15,784	$(6,271)	$(37,138)	$111,929	$(272,428)	$—	$—	$(41,853)	$(8,738)	$2,121,545	$69,313

Liabilities:
Annuity account balances(2)	$98,279	$—	$—	$(1,544)	$—	$—	$—	$86	$4,731	$—	$—	$95,178	$—
Other liabilities(1)	742,130	358,811	—	(44,446)	—	—	—	—	—	—	—	427,765	314,365
Total liabilities measured at fair value on a recurring basis	$840,409	$358,811	$—	$(45,990)	$—	$—	$—	$86	$4,731	$—	$—	$522,943	$314,365

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the period of February 1, 2015 to June 30, 2015 (Successor Company), there were no transfers of securities into Level 3.

For the period of February 1, 2015 to June 30, 2015 (Successor Company), $41.9 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were no longer available in previous periods but were priced by independent pricing services or brokers as of June 30, 2015 (Successor Company).

For the period of February 1, 2015 to June 30, 2015 (Successor Company), $90.4 million of securities were transferred from Level 2 to Level 1.

For the period of February 1, 2015 to June 30, 2015 (Successor Company), there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for period of January 1, 2015 to January 31, 2015 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2014 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
													included in
		Total		Total									Earnings
		Realized and Unrealized		Realized and Unrealized									related to
		Gains		Losses									Instruments
			Included in		Included in								still held at
			Other		Other					Transfers			the
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$17	$—	$—	$—	$—	$—	$(7)	$—	$—	$—	$—	$10	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	548,805	—	29,929	—	(104)	—	(9,534)	—	—	—	(999)	568,097	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,573,710	74	27,271	—	(2,250)	60,845	(65,172)	—	—	(67,478)	(2,703)	1,524,297	—
Total fixed maturity securities - available-for-sale	2,126,207	74	57,200	—	(2,354)	60,845	(74,713)	—	—	(67,478)	(3,702)	2,096,079	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	842	—	—	—	—	—	842	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,664	6,124	—	(2,686)	—	—	(21,883)	—	—	—	167	176,386	522
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	30,946	340	—	(40)	—	4,059	(5,047)	—	—	1,250	12	31,520	280
Total fixed maturity securities - trading	225,610	6,464	—	(2,726)	—	4,901	(26,930)	—	—	1,250	179	208,748	802
Total fixed maturity securities	2,351,817	6,538	57,200	(2,726)	(2,354)	65,746	(101,643)	—	—	(66,228)	(3,523)	2,304,827	802
Equity securities	81,493	—	965	—	—	—	(674)	—	—	—	—	81,784	—
Other long-term investments(1)	143,808	240	—	(20,747)	—	—	—	—	—	—	—	123,301	(20,507)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,577,118	6,778	58,165	(23,473)	(2,354)	65,746	(102,317)	—	—	(66,228)	(3,523)	2,509,912	(19,705)
Total assets measured at fair value on a recurring basis	$2,577,118	$6,778	$58,165	$(23,473)	$(2,354)	$65,746	$(102,317)	$—	$—	$(66,228)	$(3,523)	$2,509,912	$(19,705)

Liabilities:
Annuity account balances(2)	$105,593	$—	$—	$(1,714)	$—	$—	$—	$63	$4,914	$—	$—	$102,456	$—
Other liabilities(1)	371,365	13	—	(113,395)	—	—	—	—	—	—	—	484,747	(113,382)
Total liabilities measured at fair value on a recurring basis	$476,958	$13	$—	$(115,109)	$—	$—	$—	$63	$4,914	$—	$—	$587,203	$(113,382)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended June 30, 2014 (Predecessor Company), $1.3 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2014 (Predecessor Company).

For the three months ended June 30, 2014 (Predecessor Company), $67.5 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were previously priced internally using significant unobservable inputs, now being priced by independent pricing services or brokers.

For the three months ended June 30, 2014 (Predecessor Company), there were no transfers from Level 2 to Level 1.

For the three months ended June 30, 2014 (Predecessor Company), there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2014 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
													included in
		Total		Total									Earnings
		Realized and Unrealized		Realized and Unrealized									related to
		Gains		Losses									Instruments
			Included in		Included in								still held at
			Other		Other					Transfers			the
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$—	$—	$(18)	$—	$—	$—	$—	$10	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	545,808	—	34,066	—	(1,233)	—	(9,794)	—	—	—	(750)	568,097	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,549,940	969	54,288	—	(7,265)	90,232	(103,039)	—	—	(55,293)	(5,535)	1,524,297	—
Total fixed maturity securities - available-for-sale	2,099,451	969	88,354	—	(8,498)	90,232	(112,851)	—	—	(55,293)	(6,285)	2,096,079	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	842	—	—	—	—	—	842	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	6,851	—	(3,114)	—	—	(22,695)	—	—	—	367	176,386	654
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	29,199	878	—	(53)	—	4,059	(5,110)	—	—	2,522	25	31,520	—
Total fixed maturity securities - trading	224,176	7,729	—	(3,167)	—	4,901	(27,805)	—	—	2,522	392	208,748	654
Total fixed maturity securities	2,323,627	8,698	88,354	(3,167)	(8,498)	95,133	(140,656)	—	—	(52,771)	(5,893)	2,304,827	654
Equity securities	71,881	—	1,192	—	(166)	9,551	(674)	—	—	—	—	81,784	—
Other long-term investments(1)	196,133	245	—	(73,077)	—	—	—	—	—	—	—	123,301	(72,832)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,591,641	8,943	89,546	(76,244)	(8,664)	104,684	(141,330)	—	—	(52,771)	(5,893)	2,509,912	(72,178)
Total assets measured at fair value on a recurring basis	$2,591,641	$8,943	$89,546	$(76,244)	$(8,664)	$104,684	$(141,330)	$—	$—	$(52,771)	$(5,893)	$2,509,912	$(72,178)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(3,123)	$—	$—	$—	$175	$7,842	$—	$—	$102,456	$—
Other liabilities(1)	270,630	25	—	(214,142)	—	—	—	—	—	—	—	484,747	(214,117)
Total liabilities measured at fair value on a recurring basis	$377,630	$25	$—	$(217,265)	$—	$—	$—	$175	$7,842	$—	$—	$587,203	$(214,117)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the six months ended June 30, 2014 (Predecessor Company), $31.0 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2014 (Predecessor Company). All transfers are recognized as of the end of the period.

For the six months ended June 30, 2014 (Predecessor Company), $83.8 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were previously priced internally using significant unobservable inputs, now being priced by independent pricing services or brokers.

For the six months ended June 30, 2014 (Predecessor Company), there were no transfers from Level 2 to Level 1.

For the six months ended June 30, 2014 (Predecessor Company), there were no transfers out of Level 1.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor		Predecessor
		Company		Company
		As of		As of
		June 30, 2015		December 31, 2014
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,677,667	$5,542,878	$5,133,780	$5,524,059
Policy loans	3	1,719,864	1,719,864	1,758,237	1,758,237
Fixed maturities, held-to-maturity(1)	3	565,334	489,950	435,000	458,422

Liabilities:
Stable value product account balances	3	$1,861,280	$1,859,409	$1,959,488	$1,973,624
Annuity account balances	3	10,792,560	10,260,654	10,950,729	10,491,775

Debt:
Bank borrowings	3	$545,000	$545,000	$450,000	$450,000
Senior Notes	2	1,117,739	1,058,816	850,000	1,100,380
Subordinated debt securities	2	452,424	445,760	540,593	552,098
Non-recourse funding obligations(2)	3	656,299	590,305	582,404	578,212

Except as noted below, fair values were estimated using quoted market prices.

(1)             Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)             Of this carrying amount, $470.0 million, fair value of $469.7 million, as of June 30, 2015 (Successor Company) and $435.0 million, fair value of $461.4 million, as of December 31, 2014 (Predecessor Company), relates to non-recourse funding obligations issued by Golden Gate V.

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

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•                  In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements. None of these positions were held as of June 30, 2015 (Successor Company), as these funding agreements and correlating swaps matured in June of 2015.

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

Derivatives Related to Fixed Annuity Contracts

•                  The Company uses equity, futures, and options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity and overall volatility.

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

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of June 30, 2015 (Successor Company).

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(14,183)	$(14,231)	$1,413	$6,548	$10,798
Equity futures - VA	(5,267)	(37,736)	9,221	(7,259)	(9,910)
Currency futures - VA	(8,709)	(2,572)	7,778	(2,887)	(4,165)
Variance swaps - VA	—	—	—	(823)	(2,673)
Equity options - VA	(3,550)	(25,324)	3,047	(20,949)	(33,290)
Interest rate swaptions - VA	2,547	(8,781)	9,268	(4,998)	(14,401)
Interest rate swaps - VA	(121,167)	(175,958)	122,710	45,169	102,537
Embedded derivative - GMWB	132,657	245,917	(207,018)	(47,389)	(129,676)
Total derivatives related to VA contracts	(17,672)	(18,685)	(53,581)	(32,588)	(80,780)
Derivatives related to FIA contracts:
Embedded derivative - FIA	290	(2,293)	1,769	(8,307)	(6,574)
Equity futures - FIA	123	307	(184)	605	950
Volatility futures - FIA	25	29	—	8	8
Equity options - FIA	1,226	5,601	(2,617)	2,984	3,978
Total derivatives related to FIA contracts	1,664	3,644	(1,032)	(4,710)	(1,638)
Derivatives related to IUL contracts:
Embedded derivative - IUL	1,538	1,795	(486)	(285)	(285)
Equity futures - IUL	9	23	3	—	—
Equity options - IUL	(78)	62	(115)	—	—
Total derivatives related to IUL contracts	1,469	1,880	(598)	(285)	(285)
Embedded derivative - Modco reinsurance treaties	109,131	141,322	(68,026)	(52,202)	(112,371)
Other derivatives	11	83	(37)	(141)	(202)
Total realized gains (losses) - derivatives	$94,603	$128,244	$(123,274)	$(89,926)	$(195,276)

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments.

Realized investment gains (losses) - all other investments

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Modco trading portfolio(1)	$(108,741)	$(141,901)	$73,062	$60,989	$127,292

(1) The Company elected to include the use of alternate disclosures for trading activities.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
Successor Company		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended June 30, 2015
Inflation	$(95)	$(41)	$77
Total	$(95)	$(41)	$77

Successor Company
February 1, 2015 to June 30, 2015
Inflation	$(131)	$(131)	$73
Total	$(131)	$(131)	$73

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)

Predecessor Company
For The Three Months Ended June 30, 2014
Inflation	$(929)	$(614)	$(165)
Total	$(929)	$(614)	$(165)

Predecessor Company
For The Six Months Ended June 30, 2014
Inflation	$(26)	$(1,284)	$(126)
Total	$(26)	$(1,284)	$(126)

The table below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	Successor		Predecessor
	Company		Company
	As of June 30, 2015		As of December 31, 2014
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$750,000	$20,606	$1,550,000	$50,743
Embedded derivative - Modco reinsurance treaties	65,242	2,321	25,760	1,051
Embedded derivative — GMWB	6,028,811	167,275	2,804,629	66,843
Interest rate futures	445,008	795	27,977	938
Equity futures	646,935	7,906	26,483	427
Currency futures	111,856	1,412	197,648	2,384
Equity options	2,695,658	186,051	1,921,167	163,212
Interest rate swaptions	225,000	8,237	625,000	8,012
Other	791	344	242	360
	$10,969,301	$394,947	$7,178,906	$293,970
Other liabilities
Cash flow hedges:
Inflation	$—	$—	$40,469	$142
Derivatives not designated as hedging instruments:
Interest rate swaps	1,225,000	49,179	275,000	3,599
Embedded derivative - Modco reinsurance treaties	2,496,000	223,342	2,562,848	311,727
Embedded derivative - GMWB	4,057,354	107,393	7,038,228	311,969
Embedded derivative - FIA	854,986	85,129	749,933	124,465
Embedded derivative - IUL	28,270	11,902	12,019	6,691
Interest rate futures	334,067	3,453	—	—
Equity futures	10,289	47	385,256	15,069
Currency futures	137,101	2,021	—	—
Equity options	1,255,872	36,100	699,295	47,077
Other	550	5	—	—
	$10,399,489	$518,571	$11,763,048	$820,739

The Company reclassified the remaining balance of its derivative financial instruments out of accumulated other comprehensive income (loss) into earnings during the three months ended June 30, 2015 (Successor Company) as these derivative financial instruments matured in June of 2015.

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

The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2015 (Successor Company):

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$225,011	$—	$225,011	$53,905	$77,148	$93,958
Total derivatives, subject to a master netting arrangement or similar arrangement	225,011	—	225,011	53,905	77,148	93,958
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,321	—	2,321	—	—	2,321
Embedded derivative - GMWB	167,275	—	167,275	—	—	167,275
Other	340	—	340	—	—	340
Total derivatives, not subject to a master netting arrangement or similar arrangement	169,936	—	169,936	—	—	169,936
Total derivatives	394,947	—	394,947	53,905	77,148	263,894
Total Assets	$394,947	$—	$394,947	$53,905	$77,148	$263,894

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$90,805	$—	$90,805	$53,905	$36,900	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	90,805	—	90,805	53,905	36,900	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	223,342	—	223,342	—	—	223,342
Embedded derivative - GMWB	107,393	—	107,393	—	—	107,393
Embedded derivative - FIA	85,129	—	85,129	—	—	85,129
Embedded derivative - IUL	11,902	—	11,902	—	—	11,902
Total derivatives, not subject to a master netting arrangement or similar arrangement	427,766	—	427,766	—	—	427,766
Total derivatives	518,571	—	518,571	53,905	36,900	427,766
Repurchase agreements(1)	602,213	—	602,213	—	—	602,213
Total Liabilities	$1,120,784	$—	$1,120,784	$53,905	$36,900	$1,029,979

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2014 (Predecessor Company):

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$225,716	$—	$225,716	$53,612	$73,935	$98,169
Total derivatives, subject to a master netting arrangement or similar arrangement	225,716	—	225,716	53,612	73,935	98,169
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,051	—	1,051	—	—	1,051
Embedded derivative - GMWB	66,843	—	66,843	—	—	66,843
Other	360	—	360	—	—	360
Total derivatives, not subject to a master netting arrangement or similar arrangement	68,254	—	68,254	—	—	68,254
Total derivatives	293,970	—	293,970	53,612	73,935	166,423
Total Assets	$293,970	$—	$293,970	$53,612	$73,935	$166,423

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$65,887	$—	$65,887	$53,612	$12,258	$17
Total derivatives, subject to a master netting arrangement or similar arrangement	65,887	—	65,887	53,612	12,258	17
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	311,727	—	311,727	—	—	311,727
Embedded derivative - GMWB	311,969	—	311,969	—	—	311,969
Embedded derivative - FIA	124,465	—	124,465	—	—	124,465
Embedded derivative - IUL	6,691	—	6,691	—	—	6,691
Total derivatives, not subject to a master netting arrangement or similar arrangement	754,852	—	754,852	—	—	754,852
Total derivatives	820,739	—	820,739	53,612	12,258	754,869
Repurchase agreements(1)	50,000	—	50,000	—	—	50,000
Total Liabilities	$870,739	$—	$870,739	$53,612	$12,258	$804,869

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to DAC, VOBA, and benefits and settlement expenses. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), actual GMWB incurred claims and the related amortization of DAC/VOBA attributed to each of these items.

Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable. The goodwill as of June 30, 2015 (Successor Company) was the result of the Dai-ichi Merger. The purchase price was allocated to the segments in proportion to the segment’s respective fair value. The allocated purchase price in excess of the fair value of assets and liabilities of each segment resulted in the establishment of that segment’s goodwill as of the date of the Merger.

There were no significant intersegment transactions during the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three and six months ended June 30, 2014 (Predecessor Company).

The following tables summarize financial information for the Company’s segments (Predecessor and Successor periods are not comparable):

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Life Marketing	$379,122	$651,298	$145,595	$407,032	$791,798
Acquisitions	363,985	622,774	139,761	438,244	865,192
Annuities	145,085	248,454	7,884	155,417	300,074
Stable Value Products	16,656	26,998	8,181	27,109	54,928
Asset Protection	69,680	113,707	21,953	70,870	137,253
Corporate and Other	44,233	77,857	17,535	56,671	96,656
Total revenues	$1,018,761	$1,741,088	$340,909	$1,155,343	$2,245,901
Segment Operating Income (Loss)
Life Marketing	$6,651	$10,076	$(1,618)	$26,349	$49,834
Acquisitions	37,876	73,946	20,134	64,882	125,878
Annuities	49,189	87,374	13,164	55,258	106,901
Stable Value Products	9,349	15,464	4,529	17,287	34,684
Asset Protection	5,897	9,944	2,420	8,534	14,903
Corporate and Other	(9,881)	(7,996)	(10,144)	(12,555)	(27,410)
Total segment operating income	99,081	188,808	28,485	159,755	304,790
Realized investment (losses) gains - investments(1)	(115,706)	(158,639)	89,815	74,920	143,453
Realized investment (losses) gains - derivatives	113,535	159,568	(117,118)	(72,465)	(160,828)
Income tax (expense) benefit	(33,070)	(63,036)	327	(54,233)	(95,799)
Net income	$63,840	$126,701	$1,509	$107,977	$191,616

Investment gains (losses)(2)	$(108,071)	$(143,127)	$80,672	$78,688	$149,211
Less: amortization related to DAC/VOBA and benefits and settlement expenses	7,635	15,512	(9,143)	3,768	5,758
Realized investment gains (losses) - investments	$(115,706)	$(158,639)	$89,815	$74,920	$143,453

Derivative gains (losses)(3)	$94,603	$128,244	$(123,274)	$(89,926)	$(195,276)
Less: VA GMWB economic cost	(18,932)	(31,324)	(6,156)	(17,461)	(34,448)
Realized investment gains (losses) - derivatives	$113,535	$159,568	$(117,118)	$(72,465)	$(160,828)

(1) Includes credit related other-than-temporary impairments of $5.7 million and $5.7 million for the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company), respectively.  Includes $0.5 million, $1.5 million, and $3.1 million of credit related other-than-temporary impairments for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three and six months ended June 30, 2014 (Predecessor Company), respectively.

(2) Includes realized investment gains (losses) before related amortization.

(3) Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of June 30, 2015 (Successor Company)
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,170,634	$20,223,282	$20,271,514	$1,737,745
Deferred policy acquisition costs and value of business acquired	1,051,702	(190,193)	490,973	—
Other intangibles	329,102	40,936	203,446	9,722
Goodwill	203,543	14,524	336,677	113,813
Total assets	$14,754,981	$20,088,549	$21,302,610	$1,861,280

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$858,958	$10,235,479	$11,034	$66,508,646
Deferred policy acquisition costs and value of business acquired	41,444	—	—	1,393,926
Other intangibles	82,581	—	—	665,787
Goodwill	67,155	—	—	735,712
Total assets	$1,050,138	$10,235,479	$11,034	$69,304,071

	Operating Segment Assets
	As of December 31, 2014 (Predecessor Company)
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,858,491	$19,858,284	$20,783,373	$1,958,867
Deferred policy acquisition costs and value of business acquired	1,973,156	600,482	684,574	621
Goodwill	10,192	29,419	—	—
Total assets	$15,841,839	$20,488,185	$21,467,947	$1,959,488

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$927,202	$9,682,362	$14,792	$67,083,371
Deferred policy acquisition costs and value of business acquired	35,418	319	—	3,294,570
Goodwill	62,671	83	—	102,365
Total assets	$1,025,291	$9,682,764	$14,792	$70,480,306

19.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to June 30, 2015 (Successor Company), and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (Predecessor and Successor periods are not comparable):

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$6,651	$10,076	$(1,618)	$26,349	$49,834
Acquisitions	37,876	73,946	20,134	64,882	125,878
Annuities	49,189	87,374	13,164	55,258	106,901
Stable Value Products	9,349	15,464	4,529	17,287	34,684
Asset Protection	5,897	9,944	2,420	8,534	14,903
Corporate and Other	(9,881)	(7,996)	(10,144)	(12,555)	(27,410)
Total segment operating income	99,081	188,808	28,485	159,755	304,790
Realized investment gains (losses) - investments(1)	(115,706)	(158,639)	89,815	74,920	143,453
Realized investment gains (losses) - derivatives	113,535	159,568	(117,118)	(72,465)	(160,828)
Income tax (expense) benefit	(33,070)	(63,036)	327	(54,233)	(95,799)
Net income	$63,840	$126,701	$1,509	$107,977	$191,616

Investment gains (losses)(2)	$(108,071)	$(143,127)	$80,672	$78,688	$149,211
Less: amortization related to DAC/VOBA and benefits and settlement expenses	7,635	15,512	(9,143)	3,768	5,758
Realized investment gains (losses) - investments	$(115,706)	$(158,639)	$89,815	$74,920	$143,453

Derivative gains (losses) (3)	$94,603	$128,244	$(123,274)	$(89,926)	$(195,276)
Less: VA GMWB economic cost	(18,932)	(31,324)	(6,156)	(17,461)	(34,448)
Realized investment gains (losses) - derivatives	$113,535	$159,568	$(117,118)	$(72,465)	$(160,828)

(1)             Includes credit related other-than-temporary impairments of $5.7 million and $5.7 million for the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company), respectively. Includes $0.5 million, $1.5 million, and $3.1 million of credit related other-than-temporary impairments for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for three and six months ended June 30, 2014 (Predecessor Company), respectively.

(2)             Includes realized investment gains (losses) before related amortization.

(3)             Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Three Months Ended June 30, 2015 (Successor Company)

Net income was $63.8 million and operating income was $99.1 million for the three months ended June 30, 2015.

We experienced net realized losses of $13.5 million for the three months ended June 30, 2015. The losses realized were primarily related to $5.7 million of other-than-temporary impairment credit-related losses and net losses of $17.7 million of derivatives related to variable annuity contracts. Partially offsetting these losses were $3.4 million of gains related to investment securities sale activity, net gains of $1.7 million of derivatives related to FIA contracts, net gains of $1.5 million related to IUL contracts, $0.3 million of gains related to the net activity of the modified coinsurance portfolio, and net gains of $3.0 million loss related to other investment and derivative activity.

•                  Life Marketing segment operating income was $6.7 million which consisted of universal life operating income of $10.2 million, traditional life operating income of $0.4 million, and an operating loss of $4.0 million in other lines.

•                  Acquisitions segment operating income was $37.9 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $49.2 million which included $23.4 million of fixed annuity operating earnings and $29.8 million of variable annuity operating earnings. The fixed annuity results were negatively impacted by $3.2 million of unfavorable single premium immediate annuities (“SPIA”) mortality.

•                  Stable Value Products segment operating income of $9.3 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.5 million and the adjusted operating spread, which excludes participating income, was 183 basis points.

•                  Asset Protection segment operating income was $5.9 million which consisted of service contract earnings of $3.5 million, GAP product earnings of $1.5 million, and credit insurance earnings of $0.9 million.

•                  The Corporate and Other segment’s $9.9 million operating loss was primarily due to $47.6 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $37.1 million of investment income which represents income on assets supporting our equity capital.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Net income was $126.7 million and operating income was $188.8 million for the period of February 1, 2015 to June 30, 2015.

We experienced net realized losses of $14.9 million for the period of February 1, 2015 to June 30, 2015. The losses realized were primarily related to $5.7 million of other-than-temporary impairment credit-related losses, net losses of $18.7 million of derivatives related to variable annuity contracts, and $0.6 million of losses related to the net activity of the modified coinsurance portfolio. Partially offsetting these losses were $3.7 million of gains related to investment securities sale activity, net gains of $3.6 million of derivatives related to FIA contracts, and net gains of $1.9 million related to IUL contracts, and net gains of $0.9 million loss related to other investment and derivative activity.

•                  Life Marketing segment operating income was $10.1 million which consisted of universal life operating income of $19.8 million, traditional life operating loss of $2.5 million, and an operating loss of $7.2 million in other lines.

•                  Acquisitions segment operating income was $73.9 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $87.4 million which included $44.4 million of fixed annuity operating earnings and $49.7 million of variable annuity operating earnings. The fixed annuity results were positively impacted by $4.8 million of favorable SPIA mortality.

•                  Stable Value Products segment operating income of $15.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $1.7 million and the adjusted operating spread, which excludes participating income, was 171 basis points.

•                  Asset Protection segment operating income was $9.9 million which consisted of service contract earnings of $6.0 million, GAP product earnings of $2.6 million, and credit insurance earnings of $1.3 million.

•                  The Corporate and Other segment’s $8.0 million operating loss was primarily due to $78.3 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $69.7 million of investment income which represents income on assets supporting our equity capital.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net income was $1.5 million and operating income was $28.5 million for the period of January 1, 2015 to January 31, 2015.

We experienced net realized losses of $42.6 million for the period of January 1, 2015 to January 31, 2015. The losses realized for the period of January 1, 2015 to January 31, 2015, were primarily related to $0.5 million for other-than-temporary impairment credit-related losses, net losses of $53.6 million of derivatives related to variable annuity contracts, net losses of $1.0 million of derivatives related to FIA contracts, and net losses of $0.6 million of derivatives related to IUL contracts. Partially offsetting these losses were $6.9 million of gains related to investment securities sale activity, $5.0 million of gains related to the net activity of the modified coinsurance portfolio, and net gains of $1.2 million related to other investment and derivative activity.

•                  Life Marketing segment operating loss was $1.6 million. Included in that amount was a traditional life operating loss of $3.4 million, universal life earnings of $1.2 million, and operating earnings of $0.6 million in other lines.

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

•                  The Corporate and Other segment’s $10.1 million operating loss was primarily due to $20.5 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $10.7 million of investment income which represents income on assets supporting our equity capital.

For The Three Months Ended June 30, 2014 (Predecessor Company)

Net income was $108.0 million and operating income was $159.8 million for the three months ended June 30, 2014.

We experienced net realized losses of $11.2 million for the three months ended June 30, 2014. The losses realized for the three months ended June 30, 2014, were primarily related to $1.5 million for other-than-temporary impairment credit-related losses, net losses of $32.6 million of derivatives related to variable annuity contracts, net losses of $4.7 million of derivatives related to FIA contracts, and $1.5 million of losses related to other investment and derivative activity. Partially offsetting these losses were gains of $20.2 million related to investment securities sale activity and $8.8 million of gains related to the net activity of the modified coinsurance portfolio.

•                  Life Marketing segment operating income was $26.3 million. Included in that amount was traditional life operating income of $17.7 million, universal life earnings of $7.7 million, and operating earnings of $1.0 million in other lines.

•                  Acquisitions segment operating income was $64.9 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $55.3 million. Included in that amount were $7.6 million of unfavorable SPIA mortality results and $3.2 million of favorable unlocking.

•                  Stable Value Products segment operating income of $17.3 million was primarily due activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.5 million and the adjusted operating spread, which excludes participating income, was 269 basis points.

•                  Asset Protection segment operating income was $8.5 million which consisted of $4.6 million in service contract earnings, $3.0 million in GAP product earnings, and credit insurance earnings of $0.9 million.

•                  The Corporate and Other segment’s $12.6 million operating loss was primarily due to $59.4 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $43.8 million of investment income which represents income on assets supporting our equity capital.

For The Six Months Ended June 30, 2014 (Predecessor Company)

Net income was $191.6 million and operating income was $304.8 million for the six months ended June 30, 2014.

We experienced net realized losses of $46.1 million for the six months ended June 30, 2014. The losses realized for the six months ended June 30, 2014, were primarily related to $3.1 million for other-than-temporary impairment credit-related losses, net losses of $80.8 million of derivatives related to variable annuity contracts, net losses of $1.6 million of derivatives related to FIA contracts, and $3.1 million of losses related to other investment and derivative activity. Partially offsetting these losses were gains of $27.6 million related to investment securities sale activity and $14.9 million of gains related to the net activity of the modified coinsurance portfolio.

•                  Life Marketing segment operating income was $49.8 million. Included in that amount was traditional life operating income of $33.2 million, universal life earnings of $11.5 million, and operating earnings of $5.0 million in other lines.

•                  Acquisitions segment operating income was $125.9 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $106.9 million. Included in that amount was $15.0 million of unfavorable SPIA mortality results and $4.5 million of favorable unlocking, primarily related to the VA line of business.

•                  Stable Value Products segment operating income of $34.7 million was primarily due activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $1.0 million and the adjusted operating spread, which excludes participating income, was 266 basis points.

•                  Asset Protection segment operating income was $14.9 million which consisted of $8.4 million in service contract earnings, $5.4 million in GAP product earnings, and credit insurance earnings of $1.1 million.

•                  The Corporate and Other segment’s $27.4 million operating loss was primarily due to $111.6 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $80.9 million of investment income which represents income on assets supporting our equity capital.

Life Marketing

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$439,717	$683,395	$136,068	$437,093	$849,204
Reinsurance ceded	(211,296)	(279,679)	(51,142)	(206,056)	(400,075)
Net premiums and policy fees	228,421	403,716	84,926	231,037	449,129
Net investment income	120,556	198,811	47,460	136,769	270,732
Other income	30,992	49,073	12,810	30,589	63,102
Total operating revenues	379,969	651,600	145,196	398,395	782,963
Realized gains (losses) - investments	(2,315)	(2,182)	997	8,922	9,120
Realized gains (losses) - derivatives	1,468	1,880	(598)	(285)	(285)
Total revenues	379,122	651,298	145,595	407,032	791,798
BENEFITS AND EXPENSES
Benefits and settlement expenses	291,619	514,349	123,525	309,861	603,666
Amortization of deferred policy acquisition costs and value of business acquired	33,428	53,575	4,584	17,410	41,442
Other operating expenses	48,271	73,600	18,705	44,775	88,021
Operating benefits and settlement expenses	373,318	641,524	146,814	372,046	733,129
Amortization related to benefits and settlement expenses	1,110	1,519	(346)	1,706	1,711
Amortization of DAC/VOBA related to realized gains (losses) - investments	10	41	229	3,326	3,355
Total benefits and expenses	374,438	643,084	146,697	377,078	738,195
INCOME (LOSS) BEFORE INCOME TAX	4,684	8,214	(1,102)	29,954	53,603
Less: realized gains (losses)	(847)	(302)	399	8,637	8,835
Less: amortization related to benefits and settlement expenses	(1,110)	(1,519)	346	(1,706)	(1,711)
Less: related amortization of DAC/VOBA	(10)	(41)	(229)	(3,326)	(3,355)
OPERATING INCOME (LOSS)	$6,651	$10,076	$(1,618)	$26,349	$49,834

The following table summarizes key data for the Life Marketing segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales By Product
Traditional life	$101	$211	$42	$101	$250
Universal life	39,860	63,346	11,473	32,703	60,884
BOLI	15	15	—	22	22
	$39,976	$63,572	$11,515	$32,826	$61,156
Sales By Distribution Channel
Independent agents	$29,690	$47,600	$9,027	$24,843	$46,358
Stockbrokers / banks	8,552	13,444	2,169	7,262	13,486
BOLI / other	1,734	2,528	319	721	1,312
	$39,976	$63,572	$11,515	$32,826	$61,156
Average Life Insurance In-force(1)
Traditional	$384,532,759	$387,972,086	$391,411,413	$405,489,033	$411,306,190
Universal life	166,142,960	159,730,340	153,317,720	131,860,833	124,539,015
	$550,675,719	$547,702,426	$544,729,133	$537,349,866	$535,845,205
Average Account Values
Universal life	$7,287,291	$7,269,132	$7,250,973	$7,146,126	$7,105,122
Variable universal life	599,483	586,870	574,257	549,072	526,485
	$7,886,774	$7,856,002	$7,825,230	$7,695,198	$7,631,607

(1) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Insurance companies:
First year commissions	$42,762	$71,431	$14,109	$39,978	$73,045
Renewal commissions	8,544	13,396	2,513	7,884	14,666
First year ceding allowances	(927)	(1,435)	(49)	(587)	(893)
Renewal ceding allowances	(39,288)	(68,140)	(12,364)	(25,973)	(62,816)
General & administrative	52,789	84,763	17,467	45,416	87,565
Taxes, licenses, and fees	7,736	12,910	2,508	7,387	13,165
Other operating expenses incurred	71,616	112,925	24,184	74,105	124,732
Less: commissions, allowances & expenses capitalized	(53,791)	(87,875)	(17,059)	(58,697)	(97,028)
Other insurance company operating expenses	17,825	25,050	7,125	15,408	27,704
Marketing companies:
Commissions	22,552	35,439	8,233	21,629	44,650
Other operating expenses	7,894	13,111	3,347	7,738	15,667
Other marketing company operating expenses	30,446	48,550	11,580	29,367	60,317
Other operating expenses	$48,271	$73,600	$18,705	$44,775	$88,021

For The Three Months Ended June 30, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $228.4 million for the three months ended June 30, 2015.  Included in this amount are traditional life net premiums of $113.4 million and universal life policy fees of $114.9 million.

Net investment income

Net investment income was $120.6 million for the three months ended June 30, 2015. Included in this amount is traditional life net investment income of $16.1 million and universal life investment income of $101.3 million.

Other income

Other income was $31.0 million for the three months ended June 30, 2015. This amount is primarily comprised of revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefit and settlement expenses were $291.6 million for the three months ended June 30, 2015. This amount includes traditional life benefit and settlement expenses of $91.3 million and universal life benefit and settlement expenses of $200.0 million, including $78.6 million of interest on funds for universal life policies.

Amortization of DAC and VOBA

DAC and VOBA amortization was $33.4 million for the three months ended June 30, 2015.

Other operating expenses

Other operating expenses were $48.3 million for the three months ended June 30, 2015. Other operating expenses for the insurance companies reflect commissions of $51.3 million, general and administrative expenses of $52.8 million, and taxes, licenses, and fees of $7.7 million, partly offset by ceding allowances of $40.2 million and capitalization of $53.8 million. Marketing company expenses were $30.4 million for the three months ended June 30, 2015.

Sales

Sales for the segment were $40.0 million for the three months ended June 30, 2015, comprised primarily of universal life sales.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $403.7 million for the period of February 1, 2015 to June 30, 2015.  Included in this amount are traditional life net premiums of $212.9 million and universal life policy fees of $190.6 million.

Net investment income

Net investment income was $198.8 million for the period of February 1, 2015 to June 30, 2015. Included in this amount is traditional life net investment income of $26.0 million and universal life investment income of $167.4 million.

Other income

Other income was $49.1 million for the period of February 1, 2015 to June 30, 2015. This amount is primarily comprised of revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefit and settlement expenses were $514.3 million for the period of February 1, 2015 to June 30, 2015.  This amount includes traditional life benefit and settlement expenses of $182.6 million and universal life benefit and settlement expenses of $331.5 million, including $131.6 million of interest on funds for universal life policies.

Amortization of DAC and VOBA

DAC and VOBA amortization was $53.6 million for the period of February 1, 2015 to June 30, 2015.

Other operating expenses

Other operating expenses were $73.6 million for the period of February 1, 2015 to June 30, 2015. Other operating expenses for the insurance companies reflect commissions of $84.8 million, general and administrative expenses of $84.8 million, and taxes, licenses, and fees of $12.9 million, partly offset by ceding allowances of $69.6 million and capitalization of $87.9 million. Marketing company expenses were $48.6 million for the period of February 1, 2015 to June 30, 2015.

Sales

Sales for the segment were $63.6 million for the period of February 1, 2015 to June 30, 2015, comprised primarily of universal life sales.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $84.9 million for the period of January 1, 2015 to January 31, 2015. This amount is comprised of traditional life net premiums of $41.8 million and universal life policy fees of $43.1 million.

Net investment income

Net investment income was $47.5 million for the period of January 1, 2015 to January 31, 2015. Included in this amount is traditional life net investment income of $6.3 million and universal life investment income of $40.1 million.

Other income

Other income was $12.8 million for the period of January 1, 2015 to January 31, 2015. This amount is primarily comprised of revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefit and settlement expenses were $123.5 million for the period of January 1, 2015 to January 31, 2015. This amount includes traditional life benefit and settlement expenses of $44.7 million, including an elevated level of claims and universal life benefit and settlement expenses of $77.7 million, partly comprised of $25.7 million of interest on funds for universal life policies.

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

For The Three Months Ended June 30, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $231.0 million for the three months ended June 30, 2014. This amount is comprised of traditional life net premiums of $102.9 million and universal life policy fees of $128.0 million.

Net investment income

Net investment income in the segment was $136.8 million for the three months ended June 30, 2014. Included in this amount is traditional life net investment income of $17.0 million and universal life investment income of $116.1 million.

Other income

Other income was $30.6 million for the three months ended June 30, 2014, primarily due to revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefits and settlement expenses were $309.9 million for the three months ended June 30, 2014. This amount includes traditional life benefit and settlement expenses of $81.3 million and universal life benefit and settlement expenses of $229.2 million, partly comprised of $76.2 million of interest on funds for universal life policies. For the three months ended June 30, 2014, universal life and BOLI unlocking was largely driven by the impact of reinsurance. The impact of a reinsurance settlement increased benefits and settlement expenses $25.4 million and is almost entirely offset by a decline in ceded premiums.

Amortization of DAC and VOBA

DAC and VOBA amortization was $17.4 million for the three months ended June 30, 2014. For the three months ended June 30, 2014, universal life and BOLI unlocking increased amortization $0.7 million.

Other operating expenses

Other operating expenses were $44.8 million for the three months ended June 30, 2014. Other operating expenses for the insurance companies reflect commissions of $47.9 million, general and administrative expenses of $45.4 million and taxes, licenses, and fees of $7.4 million, partly offset by ceding allowances of $26.6 million and capitalization of $58.7 million. Marketing company expenses were $29.4 million for the period ended June 30, 2014.

Sales

Sales for the segment were $32.8 million for the three months ended June 30, 2014, almost entirely comprised of universal life sales.

For The Six Months Ended June 30, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $449.1 million for the six months ended June 30, 2014. This amount is comprised of traditional life net premiums of $228.2 million and universal life policy fees of $220.6 million.

Net investment income

Net investment income in the segment was $270.7 million for the six months ended June 30, 2014. Included in this amount is traditional life net investment income of $32.5 million and universal life investment income of $231.1 million.

Other income

Other income was $63.1 million for the six months ended June 30, 2014, primarily due to revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefits and settlement expenses were $603.7 million for the six months ended June 30, 2014. This amount includes traditional life benefit and settlement expenses of $183.9 million and universal life benefit and settlement expenses of $420.6 million, partly comprised of $152.1 million of interest on funds for universal life policies. For the six months ended June 30, 2014, universal life and BOLI unlocking was largely driven by the impact of reinsurance.

The impact of a reinsurance settlement increased benefits and settlement expenses $21.2 million and is almost entirely offset by a decline in ceded premiums.

Amortization of DAC and VOBA

DAC and VOBA amortization was $41.4 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, universal life and BOLI unlocking increased amortization $5.3 million.

Other operating expenses

Other operating expenses were $88.0 million for the six months ended June 30, 2014. Other operating expenses for the insurance companies reflect commissions of $87.7 million, general and administrative expenses of $87.6 million and taxes, licenses, and fees of $13.2 million, partly offset by ceding allowances of $63.7 million and capitalization of $97.0 million. Marketing company expenses were $60.3 million for the period ended June 30, 2014.

Sales

Sales for the segment were $61.2 million for the six months ended June 30, 2014, almost entirely comprised of universal life sales.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(211,296)	$(279,679)	$(51,142)	$(206,056)	$(400,075)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(188,990)	(250,725)	(58,501)	(228,616)	(427,398)
Amortization of DAC/VOBA	(1,389)	(2,183)	(3,766)	(9,717)	(19,189)
Other operating expenses (1)	(38,066)	(66,104)	(11,728)	(33,351)	(65,644)
Total benefits and expenses	(228,445)	(319,012)	(73,995)	(271,684)	(512,231)

NET IMPACT OF REINSURANCE	$17,149	$39,333	$22,853	$65,628	$112,156

Allowances received	$(40,214)	$(69,576)	$(12,413)	$(26,560)	$(63,709)
Less: Amount deferred	2,148	3,472	685	(6,791)	(1,935)
Allowances recognized
(ceded other operating expenses) (1)	$(38,066)	$(66,104)	$(11,728)	$(33,351)	$(65,644)

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 100% to 300%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

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

For The Three Months Ended June 30, 2015 (Successor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $107.9 million and universal life premiums of $102.5 million.

Ceded benefits and settlement expenses were $189.0 million for the three months ended June 30, 2015. This amount is driven by ceded claims. Traditional life ceded benefits activity of $103.4 million was due to ceded death benefits, slightly offset by ceded reserves. Universal life ceded benefits of $85.8 million were largely comprised of $64.3 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $1.4 million for the three months ended June 30, 2015.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $113.7 million and universal life premiums of $165.5 million.

Ceded benefits and settlement expenses were $250.7 million for the period of February 1, 2015 to June 30, 2015. This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional life ceded benefits activity of $105.5 million was due to ceded death benefits, partly offset by ceded reserves. Universal life ceded benefits of $145.6 million were largely comprised of $124.0 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $2.2 million for the period of February 1, 2015 to June 30, 2015.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $22.6 million and universal life premiums of $27.2 million. Traditional life ceded premiums for the period January 1, 2015 to January 31, 2015 were impacted by runoff and a number of policies with post level activity.

Ceded benefits and settlement expenses were $58.5 million for the period of January 1, 2015 to January 31, 2015.  This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional life ceded benefits activity of $29.3 million was due to ceded death benefits, partly offset by ceded reserves. Universal life ceded benefits of $30.0 million were mainly comprised of $30.4 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $3.8 million for the period of January 1, 2015 to January 31, 2015.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Three Months Ended June 30, 2014 (Predecessor Company)

The ceded premiums for 2014 were primarily comprised of ceded traditional life premiums of $139.0 million and universal life premiums of $66.5 million. Traditional life ceded premiums for the three months ended June 30, 2014 were impacted by runoff and a number of policies with post level activity. Universal life ceded premiums were reduced by $23.5 million due to a reinsurance settlement.

Ceded benefits and settlement expenses were $228.6 million for the three months ended June 30, 2014.  This amount was primarily driven by the impact of ceded claims, with traditional life ceded death benefits of $142.1 million and universal life ceded death benefits of $84.2 million.

Ceded amortization of DAC and VOBA was $9.7 million for the three months ended June 30, 2014.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Six Months Ended June 30, 2014 (Predecessor Company)

The ceded premiums for 2014 were primarily comprised of ceded traditional life premiums of $238.0 million and universal life premiums of $161.2 million. Traditional life ceded premiums for the six months ended June 30, 2014 were impacted by runoff and a number of policies with post level activity. Universal life ceded premiums were reduced by $23.5 million due to a reinsurance settlement.

Ceded benefits and settlement expenses were $427.4 million for the six months ended June 30, 2014. This amount was primarily driven by the impact of ceded claims, with traditional life ceded death benefits of $269.4 million and universal life ceded death benefits of $165.9 million.

Ceded amortization of DAC and VOBA was $19.2 million for the six months ended June 30, 2014.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

Acquisitions

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$280,570	$472,472	$88,855	$305,567	$601,397
Reinsurance ceded	(96,158)	(144,718)	(26,512)	(102,346)	(202,715)
Net premiums and policy fees	184,412	327,754	62,343	203,221	398,682
Net investment income	175,815	289,507	71,088	220,558	436,660
Other income	3,173	5,364	1,240	3,289	7,350
Total operating revenues	363,400	622,625	134,671	427,068	842,692
Realized gains (losses) - investments	(107,997)	(140,624)	73,601	63,530	134,645
Realized gains (losses) - derivatives	108,582	140,773	(68,511)	(52,354)	(112,145)
Total revenues	363,985	622,774	139,761	438,244	865,192
BENEFITS AND EXPENSES
Benefits and settlement expenses	300,336	506,183	100,693	316,233	624,597
Amortization of value of business acquired	968	838	4,803	16,341	34,403
Other operating expenses	24,220	41,658	9,041	29,612	57,814
Operating benefits and expenses	325,524	548,679	114,537	362,186	716,814
Amortization related to benefits and settlement expenses	4,859	7,268	1,233	3,531	11,031
Amortization of VOBA related to realized gains (losses) - investments	(18)	(28)	230	271	781
Total benefits and expenses	330,365	555,919	116,000	365,988	728,626
INCOME BEFORE INCOME TAX	33,620	66,855	23,761	72,256	136,566
Less: realized gains (losses)	585	149	5,090	11,176	22,500
Less: amortization related to benefits and settlement expenses	(4,859)	(7,268)	(1,233)	(3,531)	(11,031)
Less: related amortization of VOBA	18	28	(230)	(271)	(781)
OPERATING INCOME	$37,876	$73,946	$20,134	$64,882	$125,878

The following table summarizes key data for the Acquisitions segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$176,915,702	$178,507,100	$182,177,575	$190,056,333	$191,921,326
Universal life	32,315,549	32,693,540	33,413,557	35,310,786	35,740,030
	$209,231,251	$211,200,640	$215,591,132	$225,367,119	$227,661,356
Average Account Values
Universal life	$4,457,553	$4,473,467	$4,486,843	$4,583,381	$4,589,960
Fixed annuity(2)	3,653,446	3,674,635	3,712,578	3,793,990	3,811,495
Variable annuity	1,383,149	1,396,888	1,396,587	1,503,129	1,507,345
	$9,494,148	$9,544,990	$9,596,008	$9,880,500	$9,908,800
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	4.30%	4.32%	5.73%	5.71%	5.67%
Interest credited to policyholders	4.09	4.04	4.05	3.93	3.94
Interest spread	0.21%	0.28%	1.68%	1.78%	1.73%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended June 30, 2015 (Successor Company)

Operating revenues

Operating revenues for the segment were $363.4 million and included net premiums and policy fees of $184.4 million, net investment income of $175.8 million, and other income of $3.2 million. The segment experienced expected runoff in the current period.

Total benefits and expenses

Total benefits and expenses were $330.4 million, primarily due to operating benefits and expenses of $325.5 million. Operating benefits and expenses included benefits and settlement expenses of $300.3 million, amortization of VOBA of $1.0 million, and other operating expenses of $24.2 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $4.8 million to total benefits and expenses.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Operating revenues

Operating revenues for the segment were $622.6 million and included net premiums and policy fees of $327.8 million, net investment income of $289.5 million, and other income of $5.4 million. The segment experienced expected runoff in the current period.

Total benefits and expenses

Total benefits and expenses were $555.9 million, primarily due to operating benefits and expenses of $548.7 million. Operating benefits and expenses included benefits and settlement expenses of $506.2 million, amortization of VOBA of $0.8 million, and other operating expenses of $41.7 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $7.2 million to total benefits and expenses.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Operating revenues

Operating revenues for the segment were $134.7 million and included net premiums and policy fees of $62.3 million, net investment income of $71.1 million, and other income of $1.2 million. The segment experienced expected runoff in the current period.

Total benefits and expenses

Total benefits and expenses were $116.0 million, primarily due to operating benefits and expenses of $114.5 million. Operating benefits and expenses included benefits and settlement expenses of $100.7 million, amortization of VOBA of $4.8 million, and other operating expenses of $9.0 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $1.5 million to total benefits and expenses.

For The Three Months Ended June 30, 2014 (Predecessor Company)

Operating revenues

Net premiums and policy fees were $203.2 million for the three months ended June 30, 2014. Net investment income was $220.6 million for the three months ended June 30, 2014. The segment experienced expected runoff.

Total benefits and expenses

Total benefits and expenses were $366.0 million for the three months ended June 30, 2014. The segment experienced expected runoff.

For The Six Months Ended June 30, 2014 (Predecessor Company)

Operating revenues

Net premiums and policy fees were $398.7 million for the six months ended June 30, 2014. Net investment income was $436.7 million for the six months ended June 30, 2014. The segment experienced expected runoff.

Total benefits and expenses

Total benefits and expenses were $728.6 million for the six months ended June 30, 2014. The segment experienced expected runoff.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(96,158)	$(144,718)	$(26,512)	$(102,346)	$(202,715)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(87,775)	(122,064)	(25,832)	(81,803)	(171,538)
Amortization of value of business acquired	(76)	(85)	(233)	(3,180)	(6,158)
Other operating expenses	(11,312)	(19,597)	(3,647)	(12,058)	(22,945)
Total benefits and expenses	(99,163)	(141,746)	(29,712)	(97,041)	(200,641)

NET IMPACT OF REINSURANCE (1)	$3,005	$(2,972)	$3,200	$(5,305)	$(2,074)

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

The net impact of reinsurance activity for the three months ended June 30, 2015 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

The net impact of reinsurance activity for the period of February 1, 2015 to June 30, 2015 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

The net impact of reinsurance activity for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

The net impact of reinsurance activity for the three and six months ended June 30, 2014 (Predecessor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

Annuities

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$38,272	$63,219	$12,473	$37,559	$73,831
Reinsurance ceded	—	—	—	—	—
Net premiums and policy fees	38,272	63,219	12,473	37,559	73,831
Net investment income	82,854	133,785	37,189	116,831	234,297
Realized gains (losses) - derivatives	(18,932)	(31,324)	(6,156)	(17,461)	(34,448)
Other income	41,394	68,523	12,980	35,987	71,417
Total operating revenues	143,588	234,203	56,486	172,916	345,097
Realized gains (losses) - investments	(1,427)	(2,032)	(145)	2,338	2,947
Realized gains (losses) - derivatives, net of economic cost	2,924	16,283	(48,457)	(19,837)	(47,970)
Total revenues	145,085	248,454	7,884	155,417	300,074
BENEFITS AND EXPENSES
Benefits and settlement expenses	63,435	96,354	27,485	76,974	154,833
Amortization of deferred policy acquisition costs and value of business acquired	(3,320)	(5,724)	5,911	11,796	26,168
Other operating expenses	34,284	56,199	9,926	28,888	57,195
Operating benefits and expenses	94,399	146,829	43,322	117,658	238,196
Amortization related to benefits and settlement expenses	(737)	(1,349)	3,128	(226)	2,007
Amortization of DAC/VOBA related to realized gains (losses) - investments	2,411	8,061	(13,617)	(4,840)	(13,127)
Total benefits and expenses	96,073	153,541	32,833	112,592	227,076
INCOME (LOSS) BEFORE INCOME TAX	49,012	94,913	(24,949)	42,825	72,998
Less: realized gains (losses) - investments	(1,427)	(2,032)	(145)	2,338	2,947
Less: realized gains (losses) - derivatives, net of economic cost	2,924	16,283	(48,457)	(19,837)	(47,970)
Less: amortization related to benefits and settlement expenses	737	1,349	(3,128)	226	(2,007)
Less: related amortization of DAC/VOBA	(2,411)	(8,061)	13,617	4,840	13,127
OPERATING INCOME	$49,189	$87,374	$13,164	$55,258	$106,901

The following tables summarize key data for the Annuities segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
Fixed annuity	$111,131	$153,607	$28,335	$213,601	$449,755
Variable annuity	361,559	545,706	59,115	227,303	407,508
	$472,690	$699,313	$87,450	$440,904	$857,263
Average Account Values
Fixed annuity(1)	$8,285,451	$8,255,571	$8,171,438	$8,213,004	$8,197,573
Variable annuity	12,711,950	12,658,770	12,365,217	12,314,739	12,174,897
	$20,997,401	$20,914,341	$20,536,655	$20,527,743	$20,372,470
Interest Spread - Fixed Annuities(2)
Net investment income yield	3.78%	3.67%	5.22%	5.46%	5.48%
Interest credited to policyholders	2.86	2.88	3.17	3.35	3.35
Interest spread	0.92%	0.79%	2.05%	2.11%	2.13%

(1)   Includes general account balances held within VA products.

(2)   Interest spread on average general account values.

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(14,183)	$(14,231)	$1,413	$6,548	$10,798
Equity futures - VA	(5,267)	(37,736)	9,221	(7,259)	(9,910)
Currency futures - VA	(8,709)	(2,572)	7,778	(2,887)	(4,165)
Variance swaps - VA	—	—	—	(823)	(2,673)
Equity options - VA	(3,550)	(25,324)	3,047	(20,949)	(33,290)
Interest rate swaptions - VA	2,547	(8,781)	9,268	(4,998)	(14,401)
Interest rate swaps - VA	(121,167)	(175,958)	122,710	45,169	102,537
Embedded derivative - GMWB(1)	132,657	245,917	(207,018)	(47,389)	(129,676)
Total derivatives related to VA contracts	(17,672)	(18,685)	(53,581)	(32,588)	(80,780)
Derivatives related to FIA contracts:
Embedded derivative - FIA	290	(2,293)	1,769	(8,307)	(6,574)
Equity futures - FIA	123	307	(184)	605	950
Volatility futures - FIA	25	29	—	8	8
Equity options - FIA	1,226	5,601	(2,617)	2,984	3,978
Total derivatives related to FIA contracts	1,664	3,644	(1,032)	(4,710)	(1,638)
VA GMWB economic cost(2)	18,932	31,324	6,156	17,461	34,448
Realized gains (losses) - derivatives, net of economic cost	$2,924	$16,283	$(48,457)	$(19,837)	$(47,970)

(1)   Includes impact of nonperformance risk of $5.4 million and $(0.5) million for the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company) and $11.8 million, $(6.9) million, and $(10.0) million for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three and six months ended June 30, 2014 (Predecessor Company), respectively.

(2)   Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor	Predecessor
	Company	Company
	As of	As of
	June 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$104,496	$93,061
GMDB Reserves	31,032	25,960
GMWB and GMAB Reserves	(59,867)	245,127
Account value subject to GMWB rider	9,764,715	9,738,496
GMWB Benefit Base	10,081,621	9,837,891
GMAB Benefit Base	4,544	4,967
S&P 500® Index	2,063	2,059

(1) Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended June 30, 2015 (Successor Company)

Operating revenues

Segment operating revenues were $143.6 million for the three months ended June 30, 2015. Operating revenue consisted of $82.9 million of net investment income, $38.3 million of policy fees, $41.4 million in other income, and $18.9 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $63.4 million for the three months ended June 30, 2015. Included in that amount was $3.2 million in unfavorable SPIA mortality results along with an increase of $1.4 million in guaranteed benefit reserves from the VA line of business.

Amortization of DAC and VOBA

DAC and VOBA amortization was $3.3 million favorable for the three months ended June 30, 2015 due to the allocation of negative VOBA to some of the products within the segment. There was $0.3 million of favorable unlocking recorded by the segment during the three months ended June 30, 2015.

Other operating expenses

Other operating expenses were $34.3 million for three months ended June 30, 2015. Operating expenses consisted of $8.6 million in acquisition expenses, $12.4 million in maintenance and overhead expenses, and $13.3 million in commission expenses.

Sales

Total sales were $472.7 million for the three months ended June 30, 2015. Fixed annuity sales were $111.1 million and variable annuity sales were $361.6 million.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Operating revenues

Segment operating revenues were $234.2 million for the period of February 1, 2015 to June 30, 2015. Operating revenue consisted of $113.8 million of net investment income, $63.2 million of policy fees, $68.5 million in other income, and $31.3 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $96.4 million for the period of February 1, 2015 to June 30, 2015. Included in that amount was $4.8 million in favorable SPIA mortality results, which was partially offset by an increase in guaranteed benefit reserves of $2.4 million from the VA line of business.

Amortization of DAC and VOBA

DAC and VOBA amortization was $5.7 million favorable for the period of February 1, 2015 to June 30, 2015 due to the allocation of negative VOBA to some of the products within the segment. There was $0.3 million of favorable unlocking recorded by the segment during the period of February 1, 2015 to June 30, 2015.

Other operating expenses

Other operating expenses were $56.2 million for the period of February 1, 2015 to June 30, 2015. Operating expenses consisted of $14.1 million in acquisition expenses, $20.2 million in maintenance and overhead expenses, and $21.9 million in commission expenses.

Sales

Total sales were $699.3 million for the period of February 1, 2015 to June 30, 2015. Fixed annuity sales were $153.6 million and variable annuity sales were $545.7 million.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Operating revenues

Segment operating revenues were $56.5 million for the period of January 1, 2015 to January 31, 2015. Operating revenue consisted of $37.2 million of net investment income, $12.5 million of policy fees, $13.0 million in other income, and $6.2 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $27.5 million for the period of January 1, 2015 to January 31, 2015. Included in that amount was $2.8 million of unfavorable SPIA mortality results and a $2.6 million increase in guaranteed benefit reserves from the VA line of business.

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

For The Three Months Ended June 30, 2014 (Predecessor Company)

Operating revenues

Segment operating revenues were $172.9 million for the three months ended June 30, 2014. Operating revenue consisted of $116.8 million of net investment income, $37.6 million of policy fees, $36.0 million in other income, and $17.5 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $77.0 million for the three months ended June 30, 2014. Included in that amount was $7.6 million of unfavorable SPIA mortality results.

Amortization of DAC and VOBA

DAC and VOBA amortization was $11.8 million unfavorable for the three months ended June 30, 2014.  The segment recorded favorable unlocking of $3.2 million, including $2.1 million of favorable unlocking from the VA line of business.

Other operating expenses

Other operating expenses were $28.9 million for the three months ended June 30, 2014. Operating expenses consisted of $8.0 million in acquisition expense, $8.3 million in maintenance and overhead expenses, and $12.6 million in commission expenses.

Sales

Total sales were $440.9 million for the three months ended June 30, 2014. Fixed annuity sales were $213.6 million and variable annuity sales were $227.3 million.

For The Six Months Ended June 30, 2014 (Predecessor Company)

Operating revenues

Segment operating revenues were $345.1 million for the six months ended June 30, 2014. Operating revenue consisted of $234.3 million of net investment income, $73.8 million of policy fees, $71.4 million in other income, and $34.4 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $154.8 million for the six months ended June 30, 2014. Included in that amount was $15.0 million of unfavorable SPIA mortality results.

Amortization of DAC and VOBA

DAC and VOBA amortization was $26.2 million unfavorable for the six months ended June 30, 2014.  The segment recorded favorable unlocking of $4.5 million, including $2.5 million of favorable unlocking from the VA line of business.

Other operating expenses

Other operating expenses were $57.2 million for the six months ended June 30, 2014. Operating expenses consisted of $16.4 million in acquisition expense, $16.2 million in maintenance and overhead expenses, and $24.6 million in commission expenses.

Sales

Total sales were $857.3 million for the six months ended June 30, 2014. Fixed annuity sales were $449.8 million and variable annuity sales were $407.5 million.

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Net investment income	$15,371	$25,744	$6,888	$27,178	$54,956
Other income	133	133	—	1	1
Total operating revenues	15,504	25,877	6,888	27,179	54,957
Realized gains (losses)	1,152	1,121	1,293	(70)	(29)
Total revenues	16,656	26,998	8,181	27,109	54,928
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,687	9,606	2,255	9,525	19,333
Amortization of deferred policy acquisition costs and value of business acquired	—	—	25	99	199
Other operating expenses	468	807	79	268	741
Total benefits and expenses	6,155	10,413	2,359	9,892	20,273
INCOME BEFORE INCOME TAX	10,501	16,585	5,822	17,217	34,655
Less: realized gains (losses)	1,152	1,121	1,293	(70)	(29)
OPERATING INCOME	$9,349	$15,464	$4,529	$17,287	$34,684

The following table summarizes key data for the Stable Value Products segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
GIC	$55,200	$105,900	$—	$—	$25,850
GFA - Direct Institutional	50,000	150,000	—	50,000	50,000
	$105,200	$255,900	$—	$50,000	$75,850

Average Account Values	$1,926,711	$1,901,499	$1,932,722	$2,498,395	$2,538,995
Ending Account Values	$1,861,280	$1,861,280	$1,911,751	$2,435,995	$2,435,995

Operating Spread
Net investment income yield	3.23%	3.30%	4.28%	4.35%	4.33%
Other income yield	0.02	0.01	—	—	—
Interest credited	1.19	1.23	1.40	1.52	1.52
Operating expenses	0.10	0.11	0.07	0.06	0.08
Operating spread	1.96%	1.97%	2.81%	2.77%	2.73%

Adjusted operating spread(1)	1.83%	1.71%	2.76%	2.69%	2.66%

(1)   Excludes participating mortgage loan income and other income.

For The Three Months Ended June 30, 2015 (Successor Company)

Segment operating income

Operating income of $9.3 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.5 million and the adjusted operating spread, which excludes participating income, was 183 basis points.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Segment operating income

Operating income of $15.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $1.7 million and the adjusted operating spread, which excludes participating income, was 171 basis points.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Segment operating income

Operating income of $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.

For The Three Months Ended June 30, 2014 (Predecessor Company)

Segment operating income

Operating income of $17.3 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.5 million and the adjusted operating spread, which excludes participating income, was 269 basis points.

For The Six Months Ended June 30, 2014 (Predecessor Company)

Segment operating income

Operating income of $34.7 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $1.0 million and the adjusted operating spread, which excludes participating income, was 266 basis points.

Asset Protection

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 30, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$69,759	$115,576	$23,127	$67,438	$134,712
Reinsurance ceded	(37,773)	(62,231)	(12,302)	(34,561)	(67,885)
Net premiums and policy fees	31,986	53,345	10,825	32,877	66,827
Net investment income	4,644	7,656	1,878	5,725	11,454
Other income	33,050	52,706	9,250	32,268	58,972
Total operating revenues	69,680	113,707	21,953	70,870	137,253
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,919	40,710	7,592	24,448	49,068
Amortization of deferred policy acquisition costs and value of business acquired	6,599	11,202	1,820	7,004	13,649
Other operating expenses	32,265	51,851	10,121	30,884	59,633
Total benefits and expenses	63,783	103,763	19,533	62,336	122,350
INCOME BEFORE INCOME TAX	5,897	9,944	2,420	8,534	14,903
OPERATING INCOME	$5,897	$9,944	$2,420	$8,534	$14,903

The following table summarizes key data for the Asset Protection segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
Credit insurance	$7,327	$11,209	$2,088	$8,216	$15,058
Service contracts	110,052	171,968	28,835	102,335	184,247
GAP	23,716	38,948	6,318	19,011	35,758
	$141,095	$222,125	$37,241	$129,562	$235,063
Loss Ratios(1)
Credit insurance	30.8%	34.6%	27.9%	16.1%	28.6%
Service contracts	85.4	83.3	82.4	90.5	86.9
GAP	79.8	76.7	56.6	57.9	58.1

(1)   Incurred claims as a percentage of earned premiums

For The Three Months Ended June 30, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $32.0 million which consisted of service contract premiums of $20.5 million, GAP premiums of $8.0 million, and credit insurance premiums of $3.5 million.

Other income

Other income activity consisted of $28.0 million from the service contract line and $5.0 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $17.5 million in service contract claims, $6.3 million in GAP claims and $1.1 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $3.7 million in the credit insurance line, $2.8 million in the GAP line, and $0.1 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $32.3 million including activity in all product lines.

Sales

Total segment sales consisted of $110.1 million in the service contract line, $23.7 million in the GAP product line, and credit insurance sales of $7.3 million.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $53.3 million which consisted of service contract premiums of $34.3 million, GAP premiums of $13.1 million, and credit insurance premiums of $5.9 million.

Other income

Other income activity consisted of $44.6 million from the service contract line and $8.1 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $28.6 million in service contract claims, $10.1 million in GAP claims and $2.0 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $6.2 million in the credit insurance line, $4.8 million in the GAP line, and $0.2 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $51.9 million including activity in all product lines.

Sales

Total segment sales consisted of $172.0 million in the service contract line, $38.9 million in the GAP product line, and credit insurance sales of $11.2 million.

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

For The Three Months Ended June 30, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees consisted of service contract premiums of $21.4 million, GAP premiums of $7.8 million, and $3.7 million of credit insurance premiums.

Other income

Other income consisted of $28.2 million from the service contract line and $4.0 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses was primarily due to service contract claims of $19.4 million, GAP claims of $4.5 million, and credit insurance claims of $0.6 million.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $3.4 million in the credit insurance line, $1.8 million in the GAP line, and $1.8 million in the service contract line. Other operating expenses were $30.9 million including activity in all product lines.

Sales

Total segment sales consisted of $102.3 million in the service contract line, $19.0 million in the GAP product line and credit insurance sales of $8.2 million.

For The Six Months Ended June 30, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees consisted of service contract premiums of $43.5 million, GAP premiums of $15.6 million, and $7.7 million of credit insurance premiums.

Other income

Other income consisted of $51.3 million from the service contract line, $7.6 million from the GAP product line, and $0.1 million from the credit insurance line.

Benefits and settlement expenses

Benefits and settlement expenses was primarily due to service contract claims of $37.8 million, GAP claims of $9.1 million, and credit insurance claims of $2.2 million.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $6.9 million in the credit insurance line, $3.3 million in the GAP line, and $3.5 million in the service contract line. Other operating expenses were $59.6 million including activity in all product lines.

Sales

Total segment sales consisted of $184.2 million in the service contract line, $35.8 million in the GAP product line and credit insurance sales of $15.1 million.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(37,773)	$(62,231)	$(12,302)	$(34,561)	$(67,885)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(16,655)	(26,936)	(4,659)	(16,331)	(30,760)
Amortization of deferred policy acquisition costs and value of business acquired	(84)	(92)	(520)	(1,259)	(3,038)
Other operating expenses	(1,145)	(1,885)	(531)	(2,097)	(3,672)
Total benefits and expenses	(17,884)	(28,913)	(5,710)	(19,687)	(37,470)

NET IMPACT OF REINSURANCE (1)	$(19,889)	$(33,318)	$(6,592)	$(14,874)	$(30,415)

(1)   Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended June 30, 2015 (Successor Company)

Reinsurance premiums ceded of $37.8 million consisted of ceded premiums in the service contract line of $29.2 million, ceded premiums in the GAP product line of $4.3 million, and ceded premiums in the credit insurance line of $4.3 million.

Benefits and settlement expenses ceded consisted of $13.9 million in service contract ceded claims, $2.0 million in GAP ceded claims, and $0.7 million in credit insurance ceded claims.

Other operating expenses ceded of $1.1 million was mainly due to ceded activity in the credit insurance product line.

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

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Reinsurance premiums ceded of $62.2 million consisted of ceded premiums in the service contract line of $47.9 million, ceded premiums in the GAP product line of $7.1 million, and ceded premiums in the credit insurance line of $7.2 million.

Benefits and settlement expenses ceded consisted of $22.2 million in service contract ceded claims, $3.3 million in GAP ceded claims, and $1.4 million in credit insurance ceded claims.

Other operating expenses ceded of $1.9 million was mainly due to ceded activity in the credit insurance and GAP product lines.

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

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Reinsurance premiums ceded of $12.3 million consisted of ceded premiums in the service contract line of $9.4 million, ceded premiums in the GAP product line of $1.4 million and ceded premiums in the credit insurance line of $1.5 million.

Benefits and settlement expenses ceded consisted of $4.0 million in service contract ceded claims, $0.4 million in GAP ceded claims, and $0.3 million in credit insurance ceded claims.

Amortization of DAC and VOBA ceded consisted of $0.3 million in the service contract line and $0.2 million in the credit insurance line. Other operating expenses ceded of $0.5 million was mainly due to ceded activity in the credit insurance product line.

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

For The Three Months Ended June 30, 2014 (Predecessor Company)

Reinsurance premiums ceded of $34.6 million consisted of ceded premiums in the service contract line of $25.9 million, ceded premiums in the GAP product line of $3.9 million and ceded premiums in the credit insurance line of $4.8 million.

Benefits and settlement expenses ceded consisted of $13.9 million in service contract ceded claims, $1.7 million in GAP ceded claims, and $0.7 million in credit insurance ceded claims.

Amortization of DAC and VOBA ceded of $1.3 million was primarily the result of ceded activity in the service contract and credit product lines. Other operating expenses ceded of $2.1 million was mainly due to ceded activity in the credit and GAP product lines.

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

For The Six Months Ended June 30, 2014 (Predecessor Company)

Reinsurance premiums ceded of $67.9 million consisted of ceded premiums in the service contract line of $50.9 million, ceded premiums in the GAP product line of $7.5 million and ceded premiums in the credit insurance line of $9.5 million.

Benefits and settlement expenses ceded consisted of $26.2 million in service contract ceded claims, $2.9 million in GAP ceded claims, and $1.7 million in credit insurance ceded claims.

Amortization of DAC and VOBA ceded consisted of $1.7 million in the service contract line, $1.1 million in the credit insurance line and $0.2 million in the GAP product line. Other operating expenses ceded of $3.7 million was mainly due to ceded activity in the credit and GAP product lines.

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

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,770	$6,434	$1,343	$4,145	$8,554
Reinsurance ceded	(17)	(17)	—	(5)	(6)
Net premiums and policy fees	3,753	6,417	1,343	4,140	8,548
Net investment income	37,051	69,660	10,677	43,755	80,880
Other income	352	558	141	4,797	5,128
Total operating revenues	41,156	76,635	12,161	52,692	94,556
Realized gains (losses) - investments	2,593	663	4,919	3,803	2,402
Realized gains (losses) - derivatives	484	559	455	176	(302)
Total revenues	44,233	77,857	17,535	56,671	96,656
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,378	6,265	1,722	5,764	10,089
Amortization of deferred policy acquisition costs and value of business acquired	16	26	87	124	243
Other operating expenses	47,643	78,340	20,496	59,359	111,634
Total benefits and expenses	51,037	84,631	22,305	65,247	121,966
INCOME (LOSS) BEFORE INCOME TAX	(6,804)	(6,774)	(4,770)	(8,576)	(25,310)
Less: realized gains (losses) - investments	2,593	663	4,919	3,803	2,402
Less: realized gains (losses) - derivatives	484	559	455	176	(302)
OPERATING INCOME (LOSS)	$(9,881)	$(7,996)	$(10,144)	$(12,555)	$(27,410)

For The Three Months Ended June 30, 2015 (Successor Company)

Operating revenues

Operating revenues of $41.2 million were primarily due to $37.1 million of investment income which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $51.0 million were primarily due to $47.6 million of other operating expenses which included corporate overhead expenses and $22.8 million of interest expense.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Operating revenues

Operating revenues of $76.6 million were primarily due to $69.7 million of investment income which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $84.6 million were primarily due to $78.3 million of other operating expenses which included corporate overhead expenses and $36.4 million of interest expense.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Operating revenues

Operating revenues of $12.2 million were primarily due to $10.7 million of investment income which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $22.3 million were primarily due to $20.5 million of other operating expenses which included $11.1 million of interest expense, corporate overhead expenses, and $2.8 million of charitable contributions.

For The Three Months Ended June 30, 2014 (Predecessor Company)

Operating revenues

Operating revenues of $52.7 million were primarily due to $43.8 million of investment which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $65.2 million were primarily due to $59.4 million of other operating expenses which included corporate overhead expenses and $36.2 million of interest expense.

For The Six Months Ended June 30, 2014 (Predecessor Company)

Operating revenues

Operating revenues of $94.6 million were primarily due to $80.9 million of investment income which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $122.0 million were primarily due to $111.6 million of other operating expenses which included corporate overhead expenses and $72.1 million of interest expense.

CONSOLIDATED INVESTMENTS

As of June 30, 2015 (Successor Company), our investment portfolio was approximately $45.4 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	Successor		Predecessor
	Company		Company
	As of		As of
	June 30, 2015		December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2015 Successor - $29,680,575; 2014 Predecessor - $26,374,714)	$27,888,001	61.5%	$28,850,812	63.1%
Privately issued bonds (amortized cost: 2015 Successor - $8,703,649; 2014 Predecessor - $7,798,528)	8,370,699	18.5	8,360,177	18.3
Preferred stock (amortized cost: 2015 Successor - $71,937)	69,243	0.2	—	—
Fixed maturities	36,327,943	80.2	37,210,989	81.4
Equity securities (cost: 2015 Successor - $734,053; 2014 Predecessor - $778,744)	722,457	1.6	803,230	1.8
Mortgage loans	5,677,667	12.5	5,133,780	11.2
Investment real estate	7,404	—	5,918	—
Policy loans	1,719,864	3.8	1,758,237	3.8
Other long-term investments	700,983	1.5	514,639	1.1
Short-term investments	204,667	0.4	250,645	0.7
Total investments	$45,360,985	100.0%	$45,677,438	100.0%

Included in the preceding table are $2.7 billion and $2.8 billion of fixed maturities and $43.8 million and $95.1 million of short-term investments classified as trading securities as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The trading portfolio includes invested assets of $2.7 billion and $2.8 billion as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $565.3 million and $435.0 million of securities classified as held-to-maturity as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The preferred stock shown above as of June 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Fixed Maturity Investments

As of June 30, 2015 (Successor Company), our fixed maturity investment holdings were approximately $36.3 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Rating	June 30, 2015	December 31, 2014
AAA	13.6%	12.3%
AA	7.5	7.3
A	31.5	33.1
BBB	40.7	40.9
Below investment grade	5.2	5.2
Not rated	1.5	1.2
	100.0%	100.0%

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

Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

The distribution of our fixed maturity investments by type is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Type	June 30, 2015	December 31, 2014
	(Dollars In Millions)	(Dollars In Millions)
Corporate securities	$27,587.8	$28,857.6
Residential mortgage-backed securities	1,875.0	1,706.4
Commercial mortgage-backed securities	1,349.5	1,328.4
Other asset-backed securities	1,068.9	1,114.0
U.S. government-related securities	1,842.8	1,679.3
Other government-related securities	76.9	77.2
States, municipals, and political subdivisions	1,892.5	2,013.1
Preferred stock	69.2	—
Other	565.3	435.0
Total fixed income portfolio	$36,327.9	$37,211.0

The preferred stock shown above as of June 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $33.0 billion, or 90.9%, of our fixed maturities as “available-for-sale” as of June 30, 2015 (Successor Company). These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $565.3 million, or 1.5%, of our fixed maturities as “held-to-maturity” as of June 30, 2015 (Successor Company). These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 7.6%, of our fixed maturities and $43.8 million of short-term investments as of June 30, 2015 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Rating	June 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
AAA	$514,265	$478,632
AA	279,082	290,255
A	862,821	910,669
BBB	781,770	824,143
Below investment grade	308,794	312,594
Total Modco trading fixed maturities	$2,746,732	$2,816,293

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2015 (Successor Company), were approximately $4.3 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of June 30, 2015 (Successor Company), our RMBS portfolio was approximately $1.9 billion. As of December 31, 2014 (Predecessor Company), our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of June 30, 2015 (Successor Company).

Percentage of
Residential
Mortgage- Backed
Type	Securities
Sequential	34.7%
PAC	32.8
Pass Through	8.6
Other	23.9
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	72.3%
AA	0.1
A	0.2
BBB	0.2
Below investment grade	27.2
100.0%

Alt-A Collateralized Holdings

As of June 30, 2015 (Successor Company), we held securities with a fair value of $333.5 million, or 0.7% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $351.6 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of June 30, 2015 (Successor Company), these securities had a fair value of $124.4 million and an unrealized gain of $0.3 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of June 30, 2015 (Successor Company):

Percentage of
Alt-A
Rating	Securities
A	—%
BBB	0.3
Below investment grade	99.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of June 30, 2015 (Successor Company):

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	1.1	—	—	—	—	1.1
Below investment grade	332.4	—	—	—	—	332.4
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$333.5	$—	$—	$—	$—	$333.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	—	—	—	—	—	—
Below investment grade	(0.1)	—	—	—	—	(0.1)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(0.1)	$—	$—	$—	$—	$(0.1)

Sub-prime Collateralized Holdings

As of June 30, 2015 (Successor Company), we held securities with a total fair value of $1.7 million that were supported by collateral classified as sub-prime. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.7 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of June 30, 2015 (Successor Company), we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.5 billion, or 3.4%, of total invested assets. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of June 30, 2015 (Successor Company):

Percentage of
Prime
Rating	Securities
AAA	88.1%
AA	0.1
A	0.2
BBB	0.2
Below investment grade	11.4
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of June 30, 2015 (Successor Company):

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$772.3	$26.4	$149.2	$157.0	$251.5	$1,356.4
AA	—	—	—	1.8	—	1.8
A	3.8	—	—	—	—	3.8
BBB	3.4	—	—	—	—	3.4
Below investment grade	174.4	—	—	—	—	174.4
Total mortgage-backed securities collateralized by prime mortgage loans	$953.9	$26.4	$149.2	$158.8	$251.5	$1,539.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(2.8)	$(1.2)	$(3.5)	$(3.6)	$(7.9)	$(19.0)
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
Below investment grade	0.8	—	—	—	—	0.8
Total mortgage-backed securities collateralized by prime mortgage loans	$(2.0)	$(1.2)	$(3.5)	$(3.6)	$(7.9)	$(18.2)

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of June 30, 2015 (Successor Company), the CMBS holdings were approximately $1.3 billion. As of December 31, 2014 (Predecessor Company), the CMBS holdings were approximately $1.3 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of June 30, 2015 (Successor Company):

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	68.8%
AA	16.0
A	13.6
BBB	1.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of June 30, 2015 (Successor Company):

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$316.5	$316.3	$149.6	$142.8	$3.0	$928.2
AA	68.9	43.4	30.0	59.1	14.5	215.9
A	115.0	14.1	20.0	—	34.0	183.1
BBB	22.3	—	—	—	—	22.3
Total commercial mortgage- backed securities	$522.7	$373.8	$199.6	$201.9	$51.5	$1,349.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(6.0)	$(8.2)	$(4.9)	$(7.3)	$(0.1)	$(26.5)
AA	(1.2)	(0.8)	(0.9)	(4.0)	(0.1)	(7.0)
A	(2.2)	(0.7)	(0.9)	—	(0.8)	(4.6)
BBB	—	—	—	—	—	—
Total commercial mortgage- backed securities	$(9.4)	$(9.7)	$(6.7)	$(11.3)	$(1.0)	$(38.1)

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of June 30, 2015 (Successor Company), these holdings were approximately $1.1 billion. As of December 31, 2014 (Predecessor Company), these holdings were approximately $1.1 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of June 30, 2015 (Successor Company):

Percentage of
Other Asset-
Backed
Rating	Securities
AAA	54.2%
AA	19.0
A	14.6
BBB	0.7
Below investment grade	11.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of June 30, 2015 (Successor Company):

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$492.8	$43.3	$18.6	$24.5	$—	$579.2
AA	154.7	48.8	—	—	—	203.5
A	67.4	48.3	30.7	10.1	—	156.5
BBB	7.6	—	—	—	—	7.6
Below investment grade	122.1	—	—	—	—	122.1
Total other asset-backed securities	$844.6	$140.4	$49.3	$34.6	$—	$1,068.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(13.3)	$(1.5)	$(1.3)	$(0.8)	$—	$(16.9)
AA	(0.1)	0.5	—	—	—	0.4
A	(3.6)	0.4	(2.8)	(0.4)	—	(6.4)
BBB	0.1	—	—	—	—	0.1
Below investment grade	(0.3)	—	—	—	—	(0.3)
Total other asset-backed securities	$(17.2)	$(0.6)	$(4.1)	$(1.2)	$—	$(23.1)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of June 30, 2015 (Successor Company), 98.5% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor		Predecessor
	Company		Company
	As of	% Fair	As of	% Fair
	June 30, 2015	Value	December 31, 2014	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,269,237	9.0%	$2,933,212	7.9%
Other finance	424,488	1.2	666,403	1.8
Electric	3,766,654	10.4	4,062,991	10.9
Energy and natural gas	4,463,595	12.2	4,598,633	12.4
Insurance	2,897,451	8.0	2,972,363	8.0
Communications	1,407,573	3.9	1,504,581	4.0
Basic industrial	1,698,740	4.7	1,764,175	4.7
Consumer noncyclical	3,026,928	8.3	3,247,522	8.7
Consumer cyclical	1,680,642	4.6	1,989,115	5.3
Finance companies	175,197	0.5	242,081	0.7
Capital goods	1,377,217	3.8	1,371,046	3.7
Transportation	970,957	2.7	995,112	2.7
Other industrial	301,314	0.8	338,285	0.9
Brokerage	472,536	1.3	607,445	1.6
Technology	1,229,389	3.4	1,079,840	2.9
Real estate	199,094	0.5	246,712	0.7
Other utility	226,873	0.6	238,088	0.6
Commercial mortgage-backed securities	1,349,470	3.7	1,328,363	3.6
Other asset-backed securities	1,068,902	2.9	1,113,955	3.0
Residential mortgage-backed non-agency securities	925,750	2.5	779,612	2.1
Residential mortgage-backed agency securities	949,214	2.6	926,760	2.5
U.S. government-related securities	1,842,794	5.1	1,679,356	4.5
Other government-related securities	76,872	0.2	77,204	0.2
State, municipals, and political divisions	1,892,479	5.2	2,013,135	5.4
Preferred stock	69,243	0.2	—	—
Other	565,334	1.7	435,000	1.2
Total	$36,327,943	100.0%	$37,210,989	100.0%

The preferred stock shown above as of June 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of June 30, 2015 (Successor Company), our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $36.3 billion, which was 6.0% below amortized cost of $38.6 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2015 (Successor Company), our mortgage loan holdings were approximately $5.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2015, assuming the loans are called at their next call dates, approximately $121.1 million would become due for the remainder of 2015, $953.0 million in 2016 through 2020, $377.9 million in 2021 through 2025, and $118.3 million thereafter.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $548.4 million and $553.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended June 30, 2015 (Successor Company) the period of February 1, 2015 to June 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and six months ended June 30, 2014 (Predecessor Company), we recognized $3.3 million, $5.1 million, $0.1 million, $2.8 million, and $5.8 million of participating mortgage loan income, respectively.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), our allowance for mortgage loan credit losses was $0.5 million and $5.7 million, respectively. While our mortgage loans do not have quoted market values, as of June 30, 2015 (Successor Company), we estimated the fair value of our mortgage loans to be $5.5 billion (using discounted cash flows from the next call date), which was approximately 2.3% less than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of June 30, 2015 (Successor Company), approximately $4.2 million, or 0.01%, of invested assets consisted of nonperforming mortgage loans, restructured loans, and/or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to June 30, 2015 (Successor Company), we accepted or agreed to accept assets of $1.5 million in satisfaction of $2.0 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. These transactions resulted in no material realized losses in our investment in mortgage loans net of existing allowances for mortgage loans losses for the period of February 1, 2015 to June 30, 2015 (Successor Company). Of the mortgage loan transactions accounted for as troubled debt restructurings, $1.5 million remain on our balance sheet as of June 30, 2015 (Successor Company).

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of June 30, 2015 (Successor Company), $4.2 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured loans, and/or mortgage loans that were foreclosed and were converted to real estate properties. None of the restructured loans were nonperforming during the periods of February 1, 2015 to June 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company). We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the periods of February 1, 2015 to June 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of June 30, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the periods of February 1, 2015 to June 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2015 (Successor Company):

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,412,870	13.4%
AA	2,428,190	7.4
A	10,586,098	32.1
BBB	14,012,394	42.4
Investment grade	31,439,552	95.3
BB	1,114,867	3.4
B	79,195	0.2
CCC or lower	382,263	1.1
Below investment grade	1,576,325	4.7
Total	$33,015,877	100.0%

Not included in the table above are $2.4 billion of investment grade and $308.8 million of below investment grade fixed maturities classified as trading securities and $565.3 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2015 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of June 30, 2015 (Successor Company):

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Federal National Mortgage Association	$209.2	$—	$209.2
Berkshire Hathaway Inc.	208.7	—	208.7
Wells Fargo & Co.	198.7	0.1	198.8
JP Morgan Chase and Company	156.8	22.9	179.7
Duke Electric Corp	178.0	—	178.0
Bank of America Corp	177.5	0.3	177.8
General Electric	169.9	—	169.9
Comcast Corp.	169.1	—	169.1
Nextera Energy Inc.	166.5	—	166.5
Rio Tinto	163.6	—	163.6

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company), we concluded that approximately $5.7 million and $5.7 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $7.7 million and $7.7 million of non-credit losses previously recorded in other comprehensive income (loss) that were recorded in earnings. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we concluded that approximately $0.5 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. The $0.5 million of credit losses included $0.1 million of non-credit losses previously recorded in other comprehensive income.

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

During 2014 and 2015, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings.

During 2015, the metals and mining sector (a sub-sector of the basic industrial sector) experienced increased volatility due to the decline in precious and base metal prices. A prolonged decline in these prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in these prices. Many of these companies have displayed financial discipline by reducing capital expenditures and reducing dividends to conserve cash and maintain their credit ratings. As of June 30, 2015 (Successor Company), we concluded that certain investment securities in an unrealized loss position were other-than-temporarily impaired due to credit related factors, resulting in a $5.6 million impairment recognized in net income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2015 (Successor Company). As June 30, 2015 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$487.0	$572.7	$1,059.7
Netherlands	156.2	201.6	357.8
France	105.6	214.2	319.8
Switzerland	154.0	136.4	290.4
Germany	116.3	96.8	213.1
Sweden	131.1	31.3	162.4
Spain	—	105.1	105.1
Italy	—	100.6	100.6
Norway	12.2	90.7	102.9
Belgium	—	91.4	91.4
Ireland	11.0	57.2	68.2
Luxembourg	—	55.4	55.4
Portugal	—	15.6	15.6
Denmark	13.7	—	13.7
Total securities	1,187.1	1,769.0	2,956.1
Derivatives:
United Kingdom	30.0	—	30.0
Germany	18.7	—	18.7
Switzerland	9.7	—	9.7
France	4.0	—	4.0
Total derivatives	62.4	—	62.4
Total securities	$1,249.5	$1,769.0	$3,018.5

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturity gains - sales	$5,391	$6,898	$6,920	$20,437	$28,064
Fixed maturity losses - sales	(2,052)	(3,186)	(29)	(239)	(496)
Equity gains - sales	44	44	—	—	—
Equity losses - sales	(23)	(23)	—	—	—
Impairments on fixed maturity securities	(5,734)	(5,734)	—	(1,460)	(3,051)
Impairments on equity securities	—	—	(481)	—	—
Modco trading portfolio	(108,741)	(141,901)	73,062	60,989	127,292
Other	3,044	775	1,200	(1,039)	(2,598)
Total realized gains (losses) - investments	$(108,071)	$(143,127)	$80,672	$78,688	$149,211

Derivatives related to VA contracts:
Interest rate futures - VA	$(14,183)	$(14,231)	$1,413	$6,548	$10,798
Equity futures - VA	(5,267)	(37,736)	9,221	(7,259)	(9,910)
Currency futures - VA	(8,709)	(2,572)	7,778	(2,887)	(4,165)
Variance swaps - VA	—	—	—	(823)	(2,673)
Equity options - VA	(3,550)	(25,324)	3,047	(20,949)	(33,290)
Interest rate swaptions - VA	2,547	(8,781)	9,268	(4,998)	(14,401)
Interest rate swaps - VA	(121,167)	(175,958)	122,710	45,169	102,537
Embedded derivative - GMWB	132,657	245,917	(207,018)	(47,389)	(129,676)
Total derivatives related to VA contracts	(17,672)	(18,685)	(53,581)	(32,588)	(80,780)
Derivatives related to FIA contracts:
Embedded derivative - FIA	290	(2,293)	1,769	(8,307)	(6,574)
Equity futures - FIA	123	307	(184)	605	950
Volatility futures - FIA	25	29	—	8	8
Equity options - FIA	1,226	5,601	(2,617)	2,984	3,978
Total derivatives related to FIA contracts	1,664	3,644	(1,032)	(4,710)	(1,638)
Derivatives related to IUL contracts:
Embedded derivative - IUL	1,538	1,795	(486)	(285)	(285)
Equity futures - IUL	9	23	3	—	—
Equity options - IUL	(78)	62	(115)	—	—
Total derivatives related to IUL contracts	1,469	1,880	(598)	(285)	(285)
Embedded derivative - Modco reinsurance treaties	109,131	141,322	(68,026)	(52,202)	(112,371)
Other derivatives	11	83	(37)	(141)	(202)
Total realized gains (losses) - derivatives	$94,603	$128,244	$(123,274)	$(89,926)	$(195,276)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to

June 30, 2015 (Successor Company), we concluded that approximately $5.7 million and $5.7 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $7.7 million and $7.7 million of non-credit losses previously recorded in other comprehensive income (loss) that were recorded in earnings. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $0.5 million due to credit-related factors, resulting in a charge to earnings. Of the credit losses, $0.1 million were non-credit losses previously recorded in other comprehensive income. For the three and six months ended June 30, 2014 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $1.5 million and $3.1 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Six
	Months Ended	to	to	Months Ended	Months Ended
	June 30, 2015	June 30, 2015	January 31, 2015	June 30, 2014	June 30, 2014
	(Dollars In Millions)		(Dollars In Millions)
Alt-A MBS	$—	$—	$0.3	$1.0	$2.0
Other MBS	0.1	0.1	0.2	0.5	1.1
Corporate securities	5.6	5.6	—	—	—
Total	$5.7	$5.7	$0.5	$1.5	$3.1

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the period of February 1, 2015 to June 30, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value of $49.3 million and $0.4 million, respectively. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below for the period of February 1, 2015 to June 30, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company):

Successor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$20,682	41.9%	$(1,135)	35.3%
>90 days but <= 180 days	28,644	58.1	(2,074)	64.7
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	—	—	—	—
Total	$49,326	100.0%	$(3,209)	100.0%

Predecessor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$87	20.1%	$(6)	20.8%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	4	0.9	—	1.5
>1 year	344	79.0	(23)	77.7
Total	$435	100.0%	$(29)	100.0%

For the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $28.6 million and $49.3 million, respectively. The loss realized on the sale of these securities was $2.1 million and $3.2 million for the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. We had an immaterial loss for the period of January 1, 2015 to January 31, 2015 (Predecessor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized gain position with a fair value of $432.2 million, $715.0 million, and $172.6 million, respectively. The gain realized on the sale of these securities was $5.4 million, $6.9 million, and $6.9 million, respectively.

The $3.0 million of other realized gains recognized for the three months ended June 30, 2015 (Successor Company), consisted of realized gains related to mortgage loans of $3.0 million. The $0.7 million of other realized gains recognized for the period of February 1, 2015 to June 30, 2015 (Successor Company), primarily consisted of realized gains related to mortgage loans.

The $1.2 million of other realized gains recognized for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily consisted of a decrease in the mortgage loan reserves of $2.3 million, mortgage loan losses of $1.0 million, and partnership losses of $0.1 million.

For the three months ended June 30, 2015 (Successor Company) and for the period of February 1, 2015 to June 30, 2015 (Successor Company) net losses of $108.7 million and $141.9 million, respectively, primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $0.1 million of losses and $2.3 million of losses, respectively, were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), net gains of $73.1 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $1.3 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business.

The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $109.1 million and $141.3 million, respectively, during the three months ended June 30, 2015 (Successor Company) and during the period of February 1, 2015 to June 30, 2015 (Successor Company). These gains were due to higher treasury yields and credit spreads.

The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $68.0 million during the period of January 1, 2015 to January 31, 2015 (Predecessor Company). These losses were due to lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we experienced net realized losses on derivatives related to VA contracts of approximately $17.7 million, $18.7 million, and $53.6 million, respectively. These net losses were impacted by changes in the policyholder behavior assumptions, primarily the lowering of assumed lapses and increased utilization rates, used to value the GMWB embedded derivatives.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated immaterial gains for the three months ended June 30, 2015 (Successor Company) and net pre-tax gains of $0.1 million for the period of February 1, 2015 to June 30, 2015 (Successor Company) and immaterial losses for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2014 (Predecessor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $2.1 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of June 30, 2015 (Successor Company), and an overall net unrealized gain of $3.1 billion as of December 31, 2014 (Predecessor Company).

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2015 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
(Dollars In Thousands)
<= 90 days	$14,037,075	46.3%	$14,819,002	45.5%	$(781,927)	35.5%
>90 days but <= 180 days	16,301,555	53.7	17,720,616	54.5	(1,419,061)	64.5
>180 days but <= 270 days	—	—	—	—	—	—
>270 days but <= 1 year	—	—	—	—	—	—
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$30,338,630	100.0%	$32,539,618	100.0%	$(2,200,988)	100.0%

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

As of June 30, 2015 (Successor Company), the Barclays Investment Grade Index was priced at 141.8 bps versus a 10 year average of 167.9 bps. Similarly, the Barclays High Yield Index was priced at 514.2 bps versus a 10 year average of 612.2 bps. As of June 30, 2015 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.649%, 2.354%, and 3.124%, as compared to 10 year averages of 2.396%, 3.213%, and 3.955%, respectively.

As of June 30, 2015 (Successor Company), 98.7% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of June 30, 2015 (Successor Company), there were estimated gross unrealized losses of $1.8 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of June 30, 2015 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2015 (Successor Company) is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$2,984,741	9.8%	$3,100,229	9.5%	$(115,488)	5.2%
Other finance	395,368	1.3	414,568	1.3	(19,200)	0.9
Electric	3,399,647	11.3	3,748,256	11.5	(348,609)	15.7
Energy and natural gas	3,446,607	11.4	3,710,578	11.4	(263,971)	12.0
Insurance	2,678,261	8.9	2,938,848	9.0	(260,587)	11.7
Communications	1,264,594	4.2	1,410,660	4.4	(146,066)	6.5
Basic industrial	1,436,711	4.7	1,553,953	4.8	(117,242)	5.3
Consumer noncyclical	2,773,902	9.1	3,027,738	9.3	(253,836)	11.5
Consumer cyclical	1,342,319	4.5	1,443,113	4.5	(100,794)	4.6
Finance companies	170,043	0.6	177,336	0.5	(7,293)	0.3
Capital goods	1,222,993	4.0	1,315,295	4.0	(92,302)	4.2
Transportation	853,742	2.8	919,786	2.8	(66,044)	3.0
Other industrial	265,901	0.9	288,477	0.9	(22,576)	1.0
Brokerage	418,070	1.4	444,628	1.4	(26,558)	1.2
Technology	1,136,141	3.7	1,208,743	3.7	(72,602)	3.3
Real estate	200,498	0.5	205,722	0.5	(5,224)	0.2
Other utility	223,051	0.7	243,496	0.7	(20,445)	0.9
Commercial mortgage-backed securities	1,125,342	3.7	1,159,444	3.7	(34,102)	1.5
Other asset-backed securities	723,695	2.4	746,635	2.3	(22,940)	1.0
Residential mortgage-backed non-agency securities	525,326	1.7	533,941	1.6	(8,615)	0.4
Residential mortgage-backed agency securities	518,113	1.7	533,083	1.6	(14,970)	0.7
U.S. government-related securities	1,569,203	5.2	1,612,186	5.0	(42,983)	2.0
Other government-related securities	18,782	0.1	19,578	0.1	(796)	—
States, municipals, and political divisions	1,583,913	5.2	1,718,963	5.3	(135,050)	6.8
Preferred stock	61,667	0.2	64,362	0.2	(2,695)	0.1
Total	$30,338,630	100.0%	$32,539,618	100.0%	$(2,200,988)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	Successor	Predecessor
	Company	Company
	As of	As of
	June 30, 2015	December 31, 2014

Banking	5.2%	9.2%
Other finance	0.9	0.8
Electric	15.7	0.6
Energy and natural gas	12.0	22.9
Insurance	11.7	4.0
Communications	6.5	2.6
Basic industrial	5.3	18.4
Consumer noncyclical	11.5	3.8
Consumer cyclical	4.6	4.4
Finance companies	0.3	0.4
Capital goods	4.2	1.0
Transportation	3.0	0.1
Other industrial	1.0	0.6
Brokerage	1.2	0.2
Technology	3.3	2.8
Real estate	0.2	—
Other utility	0.9	—
Commercial mortgage-backed securities	1.5	1.1
Other asset-backed securities	1.0	16.8
Residential mortgage-backed non-agency securities	0.4	5.4
Residential mortgage-backed agency securities	0.7	0.4
U.S. government-related securities	2.0	4.3
Other government-related securities	—	—
States, municipals, and political divisions	6.8	0.2
Preferred stock	0.1	—
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of June 30, 2015 (Successor Company), varies, with 38.1% maturing in less than 5 years, 59.9% maturing between 5 and 10 years, and 2.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2015 (Successor Company):

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$16,424,265	54.1%	$17,601,013	54.1%	$(1,176,748)	53.5%
BBB	12,982,521	42.8	13,977,128	43.0	(994,607)	45.2
Investment grade	29,406,786	96.9	31,578,141	97.1	(2,171,355)	98.7
BB	674,556	2.2	693,898	2.1	(19,342)	0.9
B	19,642	0.1	19,861	0.1	(219)	—
CCC or lower	237,646	0.8	247,718	0.7	(10,072)	0.4
Below investment grade	931,844	3.1	961,477	2.9	(29,633)	1.3
Total	$30,338,630	100.0%	$32,539,618	100.0%	$(2,200,988)	100.0%

As of June 30, 2015 (Successor Company), we held a total of 2,435 positions that were in an unrealized loss position. Included in that amount were 130 positions of below investment grade securities with a fair value of $931.8 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $29.6 million, none of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.1% of invested assets.

As of June 30, 2015 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 3.1% of the total fair value and 1.3% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.

The majority of our RMBS holdings as of June 30, 2015 (Successor Company), were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 6.9 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2015 (Successor Company):

Weighted-Average
Non-agency portfolio	Life

Prime	7.88
Alt-A	4.45
Sub-prime	4.18

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2015 (Successor Company):

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
(Dollars In Thousands)
<= 90 days	$683,679	73.4%	$704,243	73.2%	$(20,564)	69.4%
>90 days but <= 180 days	248,165	26.6	257,234	26.8	(9,069)	30.6
>180 days but <= 270 days	—	—	—	—	—	—
>270 days but <= 1 year	—	—	—	—	—	—
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$931,844	100.0%	$961,477	100.0%	$(29,633)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $657.4 million and the repurchase obligation of $602.2 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 21 basis points). During the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $646.7 million and $175.0 million, respectively. The average daily balance was $507.2 million and $77.4 million (at an average borrowing rate of 17 and 16 basis points, respectively) during the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), we had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

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

On February 2, 2015, we amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of June 30, 2015 (Successor Company). There was an outstanding balance of $545.0 million bearing interest at a rate of LIBOR plus 1.00% as of June 30, 2015 (Successor Company). As of June 30, 2015 (Successor Company), PLICO had canceled the $55.0 million Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company.

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

We held $65.7 million of FHLB common stock as of June 30, 2015 (Successor Company), which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2015 (Successor Company), we had $671.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of June 30, 2015 (Successor Company), we reported approximately $590.9 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of June 30, 2015 (Successor Company), 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 15, Fair Value of Financial Instruments, of the consolidated condensed financial statements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of June 30, 2015 (Successor Company), our total cash and invested assets were $45.9 billion. The life insurance subsidiaries were committed as of June 30, 2015 (Successor Company), to fund mortgage loans in the amount of $826.3 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $601.3 million in cash and short-term investments as of June 30, 2015 (Successor Company), and we held approximately $55.7 million in cash available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor	Predecessor
	Company	Company
	For The Six	January 1, 2015	For The Six
	Months Ended	to	Months Ended
	June 30, 2015	January 31, 2015	June 30, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Net cash provided by operating activities	$126,348	$191,223	$423,490
Net cash (used in) provided by investing activities	(640,272)	22,994	(513,536)
Net cash provided by (used in) financing activities	619,990	(130,918)	(15,408)
Total	$106,066	$83,299	$(105,454)

For The Period of February 1, 2015 to June 30, 2015 (Successor Company) and For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the change in the amount of cash available and used in investing activities.

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $552.2 million of inflows from repurchase program borrowings for the period of February 1, 2015 to June 30, 2015 (Successor Company) and $3.0 million outflows of investment product and universal life net activity. Net activity related to credit facility resulted in inflows of $35.6 million for the period of February 1, 2015 to June 30, 2015 (Successor Company). Net issuance of non-recourse funding obligations was $35.0 million during the period of February 1, 2015 to June 30, 2015 (Successor Company).

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

During 2012, we entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit on December 31, 2014 (Predecessor Company). As of June 30, 2015 (Successor Company), this Letter of Credit was no longer issued and outstanding. On June 15, 2015, we made a cash contribution to Shades Creek of $85 million to satisfy obligations under this support agreement. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended June 30, 2015 (Successor Company) and the period of February 1, 2015 to June 30, 2015 (Successor Company), we ceded premiums to third party reinsurers amounting to $345.2 million and $486.6 million, respectively. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we ceded premiums to third party reinsurers amounting to $90.0 million. In addition, we had receivables from reinsurers amounting to $5.6 billion as of June 30, 2015 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

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

On April 28, 2015, Fitch announced a one-notch downgrade of the insurance financial strength ratings of PLICO, West Coast Life Insurance Company, Protective Life and Annuity Insurance Company and MONY Life Insurance Company to A from A+ following the downgrade of Japan’s Long-Term Local Currency Issuer Default Rating (IDR) to A from A+.  Fitch stated that such life insurance companies cannot be rated above the sovereign currency rating applicable to their ultimate parent company, Dai-ichi Life, based in Japan. Our credit rating was not affected by these actions. The ratings downgrades announced by Fitch did not trigger any requirements for us or our subsidiaries to post collateral or otherwise negatively impact current obligations.

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

As of June 30, 2015 (Successor Company), we had policy liabilities and accruals of approximately $30.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.49%.

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

As of June 30, 2015 (Successor Company), we carried a $201.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Debt(1)	$2,175,039	$70,935	$826,256	$488,804	$789,044
Non-recourse funding obligations(2)	2,050,011	33,376	78,433	91,546	1,846,656
Subordinated debt securities(3)	1,164,910	26,969	53,938	53,938	1,030,065
Stable value products(4)	1,894,701	629,671	972,373	237,092	55,565
Operating leases(5)	28,705	5,770	6,946	5,478	10,511
Home office lease(6)	79,367	1,253	2,500	75,614	—
Mortgage loan and investment commitments	1,069,267	1,069,267	—	—	—
Repurchase program borrowings(7)	602,239	602,239	—	—	—
Policyholder obligations(8)	41,227,703	1,510,873	3,062,462	3,384,324	33,270,044
Total(9)	$50,291,942	$3,950,353	$5,002,908	$4,336,796	$37,001,885

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

MARKET RISK EXPOSURES

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 16, Derivative Financial Instruments, to the consolidated condensed financial statements included in this report for additional information on our financial instruments.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2015 (Successor Company), we had outstanding mortgage loan commitments of $826.3 million at an average rate of 4.4%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company):

Credited Rate Summary

As of June 30, 2015 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$191	$994	$2,020	$3,205
>3% - 4%	3,657	1,624	24	5,305
>4% - 5%	2,009	14	—	2,023
>5% - 6%	219	—	—	219
Subtotal	6,076	2,632	2,044	10,752

Fixed Annuities
1%	$651	$172	$169	$992
>1% - 2%	580	513	150	1,243
>2% - 3%	1,934	477	40	2,451
>3% - 4%	287	—	—	287
>4% - 5%	289	—	—	289
>5% - 6%	3	—	—	3
Subtotal	3,744	1,162	359	5,265
Total	$9,820	$3,794	$2,403	$16,017

Percentage of Total	61%	24%	15%	100%

Credited Rate Summary

As of December 31, 2014 (Predecessor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$188	$958	$2,018	$3,164
>3% - 4%	3,526	1,670	138	5,334
>4% - 5%	2,035	15	—	2,050
>5% - 6%	224	—	—	224
Subtotal	5,973	2,643	2,156	10,772

Fixed Annuities
1%	$602	$179	$239	$1,020
>1% - 2%	597	516	197	1,310
>2% - 3%	2,005	368	203	2,576
>3% - 4%	297	—	—	297
>4% - 5%	295	—	—	295
>5% - 6%	3	—	—	3
Subtotal	3,799	1,063	639	5,501
Total	$9,772	$3,706	$2,795	$16,273

Percentage of Total	60%	23%	17%	100%

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

Item 3.                Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” and Part II, Item 1A, Risk Factors, of this report for market risk disclosures.

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

(b)                                 Changes in internal control over financial reporting

During the period from February 1, 2015 through June 30, 2015 (Successor Company), the Company updated its internal controls over financial reporting to ensure the accuracy of information disclosed as a result of the Merger, including but not limited to internal controls over reporting of goodwill and intangible assets. Other than the updates mentioned, there have been no changes in the Company’s internal control over financial reporting during the period of January 1, 2015 to January 31, 2015 (Predecessor Company) or the period of February 1, 2015 to June 30, 2015 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1.  Legal Proceedings

After the entry into the Merger Agreement on June 3, 2014, four lawsuits were filed against the Company, our then current directors, Dai-ichi Life and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. On June 11, 2014, a putative class action lawsuit styled Edelman, et al. v. Protective Life Corporation, et al., Civil Action No. 01-CV-2014-902474.00, was filed in the Circuit Court of Jefferson County, Alabama. On July 30, 2014, the plaintiff in Edelman filed an amended complaint. Three putative class action lawsuits were filed in the Court of Chancery of the State of Delaware, Martin, et al. v. Protective Life Corporation, et al., Civil Action No. 9794-CB, filed June 19, 2014, Leyendecker, et al. v. Protective Life Corporation, et al., Civil Action No. 9931-CB, filed July 22, 2014 and Hilburn, et al. v. Protective Life Corporation, et al., Civil Action No. 9937-CB, filed July 23, 2014. The Delaware Court of Chancery consolidated the Martin, Leyendecker, and Hilburn actions under the caption In re Protective Life Corp. Stockholders Litigation, Consolidated Civil Action No. 9794-CB, designated the Hilburn complaint as the operative consolidated complaint (the “Delaware Action”) and appointed Charlotte Martin, Samuel J. Leyendecker, Jr., and Deborah J. Hilburn to serve as co-lead plaintiffs. These lawsuits alleged that our Board of Directors breached its fiduciary duties to our shareowners, that the Merger involved an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly precluded competing offers, and that the preliminary proxy statement filed with the SEC on July 10, 2014 failed to disclose purportedly material information. The complaints also alleged that the Company, Dai-ichi Life and DL Investment (Delaware), Inc. aided and abetted those alleged breaches of fiduciary duties. The complaints sought injunctive relief, including enjoining or rescinding the Merger, and attorneys’ and other fees and costs, in addition to other relief. The Delaware Action also sought an award of unspecified damages.

With respect to the Edelman lawsuit, on September 5, 2014, the court held a hearing to address motions to dismiss the lawsuit filed on behalf of the Company, the members of the Company’s Board, and DL Investment (Delaware), Inc. On September 19, 2014, the court granted those motions and dismissed the Edelman lawsuit in its entirety and with prejudice, pending a possible appeal by the plaintiff. With respect to the Delaware Action, on September 24, 2014, the Company, each of the members of the Company’s Board, Dai-ichi Life, and DL Investment (Delaware), Inc. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in that case, which set forth the parties’ agreement in principle for a settlement of the Delaware Action. As set forth in the MOU, the Company, the members of the Company’s Board, Dai-ichi Life, and DL Investment (Delaware), Inc. agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The MOU contemplated that the parties would seek to enter into a stipulation of settlement providing for the certification of a mandatory non opt-out class, for settlement purposes only, to include any and all record and beneficial owners of shares (excluding the members of the Company’s Board and their immediate family members, any entity in which any member of the Company’s Board has a controlling interest, and any successors in interest thereto) that held shares at any time during the period beginning on June 3, 2014, through the date of consummation or termination of the Merger, including any and all of their respective successors in interest, successors, predecessors in interest, representatives, trustees, executors, administrators, heirs, assigns, or transferees, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them, together with their predecessors, successors and assigns, and a global release of claims relating to the Merger as set forth in the MOU. As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger which are set forth in the Company’s Form 8-K filed on September 25, 2014 and which supplement the information contained in the Company’s definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014. Nothing in the Form 8-K or stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K. The stipulation of settlement and release of all claims in the Delaware Action was approved by the Court of Chancery of the State of Delaware on June 16, 2015. The terms of the settlement had no effect on the consideration received by Company stockholders in connection with the completion of the Merger, and the amount. of attorneys’ fees and expenses awarded to the plaintiffs’ counsel did not have a material impact upon the Company.

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

The NAIC’s Financial Regulation Standards and Accreditation (F) Committee is considering a proposal to include certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states within the definition of “multi-state insurer” found in the preambles to Parts A and B of the NAIC Financial Regulation Standards and Accreditation Program. If adopted, the revised definition would subject certain captives to all of the Accreditation Standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Although we do not expect the revised definition, if adopted, to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application would likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause us to recapture business from and unwind our existing variable annuity captive (“VA Captive”).  While the recapture of business from our existing VA Captive would not have a material adverse effect on the Company given current market conditions, in the future the Company could experience fluctuations in its RBC ratio due to market volatility if it were prohibited from engaging in similar transactions or required to unwind its existing VA Captive, which could adversely affect our future financial condition and results of operations.

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

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014; dismissal reversed by the West Virginia Supreme Court of Appeals on June 16, 2015; Petition for Rehearing filed by Defendant insurance companies on July 16, 2015). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations. Additionally, the California Controller has recently sued several insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California might pursue a similar action against the Company and further cannot predict whether other jurisdictions might pursue similar actions. The Company does not believe however that any such action would have a material impact on the Company’s financial condition or results of operations.

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

Broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans and individual retirement accounts that are governed by the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. Consequently, our activities and those of such parties are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan to engage in certain prohibited transactions. In general, the prohibited transaction rules restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if fees are paid to the individual advisor, his or her firm or their affiliates in respect of the investment recommendation that vary according to the recommendation chosen.

In April 2015, the Department of Labor proposed new regulations that, if enacted, will significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or Individual Retirement Accounts. The Department of Labor also proposed amendments to long standing exemptions from the prohibited transaction provisions under ERISA that would increase fiduciary requirements in connection with transactions involving ERISA plans, plan participants and IRAs, and that would apply more onerous disclosure and contract requirements to such transactions. If the foregoing proposals are adopted, the Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, or otherwise change the manner in which it designs and supports sales of its annuities.  This could have a material adverse impact on our ability to sell to annuities to ERISA Plans and IRAs.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting and reserving practices, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, cybersecurity regulation, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including laws in Alabama where over half of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015, the Company sold no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer

During the period of February 1, 2015 to June 30, 2015 (Successor Company) 100% of the Company’s stock was owned by Dai-ichi Life Insurance Company and was not available for repurchase by the Company. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its common stock.

Item 6.                     Exhibits

Exhibit
Number
3(a)	Certificate of Incorporation of the Company effective as of February 1, 2015, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K filed February 26, 2015.
3(b)	Amended and Restated Bylaws of the Company effective February 1, 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 3, 2015.
10(a)†	2015 Annual Incentive Plan of the Company, attached hereto.
10(b)†	2015 Parent Stock-Based Award Provisions of the Company, attached hereto.
10(c)†	2015 Performance Units Provisions (for key officers) of the Company, attached hereto.
10(d)†	2015 Performance Units Provisions of the Company, attached hereto.
10(e)†	Amended 2015 Restricted Units Provisions of the Company, attached hereto.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended June 30, 2015, filed on August 7, 2015, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowners’ Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: August 7, 2015	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer