Form 10-K
period 2015-12-31
PROTECTIVE LIFE CORP
filed 2016-02-25
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                                  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2015: None ($0)

Number of shares of Common Stock, $0.01 Par Value, outstanding as of February 5, 2016: 1,000

PROTECTIVE LIFE CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.    Business

Protective Life Corporation (the “Company”) is a holding company headquartered in Birmingham, Alabama, with subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Corporation and its subsidiaries.

On February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), acquired 100% of the Company’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity (the “Merger”). As a result of the Merger, the Company is a direct, wholly owned subsidiary of Dai-ichi Life.

The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products. and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above (including interest on certain corporate debt). This segment also includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The Company periodically evaluates operating segments, as prescribed in the Accounting Standard Codification (“ASC” or “Codification”) Segment Reporting Topic, and makes adjustments to our segment reporting as needed.

Additional information concerning the Company and its operating segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 26, Operating Segments, to consolidated financial statements included in this report.

In the following paragraphs, the Company reports sales and other statistical information. These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment or consolidated operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of purchase payments to be received. Sales within the Asset Protection segment are based on the amount of single premiums and fees received.

These statistics are derived from various sales tracking and administrative systems and are not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis, primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

The following table presents the Life Marketing segment’s sales as defined above:

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2011	$133
2012	121
2013	155
2014	130
For the period of January 1, 2015 to January 31, 2015	12

Successor Company
Sales
(Dollars In Millions)
For the period of February 1, 2015 to December 31, 2015	$144

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

The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage. On occasion, the Company’s other operating segments have acquired companies and/or blocks of policies. The results of these acquisitions are included in the respective segment’s financial results.

On January 15, 2016, PLICO completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”), as previously reported in the Company’s Current Reports on Forms 8-K filed October 1, 2015 and January 15, 2016. Pursuant to the Master Agreement, on January 15, 2016, PLICO entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which PLICO coinsures certain term life insurance business of GLAIC. For additional information regarding this transaction and the related financing, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.

Annuities

The Annuities segment markets fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

The Company’s fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period. Contract values for these annuities are “market-value adjusted” upon surrender prior to maturity. In certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates. The Company’s fixed annuities also include single premium deferred annuities, single premium immediate annuities, and indexed annuities. The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts and offer optional features that guarantee the death and withdrawal benefits of the underlying annuity.

The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed annuity and VA sales:

Predecessor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2011	$1,032	$2,349	$3,381
2012	592	2,735	3,327
2013	693	1,867	2,560
2014	831	953	1,784
For the period of January 1, 2015 to January 31, 2015	28	59	87

Successor Company
	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
For the period of February 1, 2015 to December 31, 2015	$566	$1,096	$1,662

Stable Value Products

The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. During 2015, the Company terminated its funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) and established a new unregistered funding agreement-backed notes program. Under this program, which complements our overall asset-liability management, the segment issues funding agreements which are purchased by an unaffiliated and unconsolidated trust, which in turn sells notes to institutional investors in both domestic and international markets. The terms of the funding agreements are similar to those of the notes.

The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”) and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options which may be available to plan participants.

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts. The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs. Most GICs and funding agreements written by the segment have maturities of one to ten years.

The following table presents Stable Value Products sales:

Predecessor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
		(Dollars In Millions)
2011	$499	$300	$799
2012	400	222	622
2013	495	—	495
2014	42	50	92
For the period of January 1, 2015 to January 31, 2015	—	—	—

Successor Company
	GICs	Funding Agreements	Total
		(Dollars In Millions)
For the period of February 1, 2015 to December 31, 2015	$115	$699	$814

Asset Protection

The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, recreational vehicles (“RV”), watercraft, and powersports. In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. The segment’s products are primarily marketed through a national network of approximately 8,500 automobile, marine, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.

The following table presents the insurance and related product sales measured by new revenue:

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2011	$416
2012	451
2013	470
2014	487
For the period of January 1, 2015 to January 31, 2015	37

Successor Company
Sales
(Dollars In Millions)
For the period of February 1, 2015 to December 31, 2015	$482

In 2015, all of the segment’s sales were through the automobile, RV, marine, and powersports dealer distribution channel and approximately 77.0% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

Corporate and Other

The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital,  unallocated corporate overhead and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of obligations and debt on the open market. The earnings of this segment may fluctuate from year to year.

Investments

As of December 31, 2015 (Successor Company), the Company’s investment portfolio was approximately $45.2 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. On February 1, 2015, immediately before the Merger, the fair value of the Company’s investment portfolio was significantly above the carrying value due to low market interest rates.  As a result of purchase accounting applied as of February 1, 2015, the carrying value of the Company’s investment portfolio was adjusted to fair value which resulted in a drop in the overall yield of the Company’s investment portfolio for the successor period. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 6, Investment Operations, and Note 24, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the investment results from continuing operations of the Company:

Predecessor Company

	Cash, Accrued Investment		Percentage Earned on	Realized Investment Gains (Losses)
For The Year Ended December 31,	Income, and Investments as of December 31,	Net Investment Income	Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2011	$35,558,958	$1,820,643	5.3%	$(155,251)	$187,473
2012	37,640,971	1,862,332	4.9	(238,480)	172,149
2013	44,751,600	1,918,081	4.9	188,131	(145,984)
2014	46,531,371	2,197,724	4.7	(346,878)	198,127

Predecessor Company

		Realized Investment Gains (Losses)
For The Period of	Net Investment Income	Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
January 1, 2015 to January 31, 2015	$175,180	$(123,274)	$80,672

Successor Company

	Cash, Accrued Investment		Percentage Earned on	Realized Investment Gains (Losses)
For The Period of	Income, and Investments as of December 31,	Net Investment Income	Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
February 1, 2015 to December 31, 2015	$46,040,220	$1,632,948	3.5%	$29,997	$(193,879)

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2015 (Successor Company), the Company’s mortgage loan holdings were approximately $5.7 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company’s investment in mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7, Mortgage Loans to the consolidated financial statements included herein.

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

Ratings	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA–	A2
West Coast Life Insurance Company	A+	A	AA–	A2
Protective Life and Annuity Insurance Company	A+	A	AA–	—
Lyndon Property Insurance Company	A–	—	—	—
MONY Life Insurance Company	A+	A	A+	A2

The Company’s ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the financial strength ratings of the Company’s insurance subsidiaries, including as a result of the Company’s status as a subsidiary of Dai-ichi Life.

Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company’s securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company’s access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral. The rating agencies may take various actions, positive or negative, with respect to the Company’s debt ratings, including as a result of the Company’s status as a subsidiary of Dai-ichi Life.

Life Insurance In-Force

The following table presents life insurance sales by face amount and life insurance in-force:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013	2012	2011
	(Dollars In Thousands)	(Dollars In Thousands)
New Business Written
Life Marketing	$37,677,352	$3,425,214	$35,967,402	$39,107,963	$20,488,483	$19,357,654
Asset Protection	641,794	58,345	878,671	1,040,593	1,013,484	1,093,770
Total	$38,319,146	$3,483,559	$36,846,073	$40,148,556	$21,501,967	$20,451,424

	Successor Company	Predecessor Company
	As of	As of December 31,
	December 31, 2015	2014	2013	2012	2011
	(Dollars In Thousands)	(Dollars In Thousands)
Business Acquired Acquisitions	$—	$—	$44,812,977	$—	$16,233,361
Insurance In-Force at End of Year(1)
Life Marketing	$565,858,830	$546,994,786	$535,747,678	$521,829,874	$541,899,176
Acquisitions	199,482,477	215,223,031	235,552,325	212,812,930	217,216,920
Asset Protection	1,910,691	2,055,873	2,149,324	2,243,597	2,367,047
Total	$767,251,998	$764,273,690	$773,449,327	$736,886,401	$761,483,143

(1)             Reinsurance assumed has been included, reinsurance ceded (Successor 2015 - $368,142,294); (Predecessor 2014 - $388,890,060; 2013 - $416,809,287; 2012 - $444,950,866; 2011 - $469,530,487) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Predecessor Company
As of December 31,	Ratio of Voluntary Termination
2011	5.0%
2012	5.0
2013	5.1
2014	4.7

Successor Company
As of December 31,	Ratio of Voluntary Termination
2015	4.2%

Investment Products In-Force

The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

Predecessor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2011	$2,769,510	$10,436,281	$7,252,526
2012	2,510,559	10,107,365	10,152,515
2013	2,559,552	10,832,956	13,083,735
2014	1,959,488	10,724,849	13,383,309

Successor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2015	$2,131,822	$10,719,862	$12,829,188

Underwriting

The underwriting policies of the Company’s insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application, examination, and in some cases, inspection reports, attending physician statements and/or the results of a paramedical exam to determine whether a policy should be issued as applied for, other than applied for, or rejected. Substandard risks may be referred to reinsurers for evaluation.  The Company does utilize a “simplified issue” approach for certain policies which are primarily sold through the Asset Protection segment.  In the case of “simplified issue” policies, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant.

The Company’s insurance subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant’s age. Blood samples are tested for a wide range of chemical values and are screened for antibodies to certain viruses. Applications also contain questions permitted by law regarding certain viruses which must be answered by the proposed insureds.

The Company utilizes an advanced underwriting system, TeleLife®, for certain product lines in life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements.

The Company’s maximum retention limit on directly issued business is $2,000,000 for any one life on certain of its traditional life and universal life products.

Reinsurance Ceded

The Company’s insurance subsidiaries cede life insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company has also reinsured guaranteed minimum death benefit (“GMDB”) claims relative to certain of its VA contracts.

For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded approximately 90% of its newly written traditional life insurance business on a first dollar quota share basis under coinsurance contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to yearly renewable term (“YRT”) reinsurance. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies.

For approximately 15 years prior to 2012, the Company reinsured 90% of the mortality risk on the majority of its newly written universal life insurance on a YRT basis. During 2012, the Company moved to reinsure only amounts in excess of its $2,000,000 retention for the majority of its newly written universal life insurance.

Policy Liabilities and Accruals

The applicable insurance laws under which the Company’s insurance subsidiaries operate require that each insurance company report policy liabilities to meet future obligations on the outstanding policies. These liabilities are calculated in accordance with applicable law.  These liabilities along with additional premiums to be received and the compounded interest earned on those premiums are considered to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the liabilities shall not be less than liabilities calculated using certain named mortality tables and interest rates.

The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes. The GAAP policy liabilities also include lapse assumptions in the calculation and use the net level premium method on all business which differs from policy liabilities calculated for statutory financial statements. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company’s financial reports at the account value of the policy or contract plus accrued interest.

Federal Taxes

Existing laws and regulations affect the taxation of the Company’s products. Income taxes that would otherwise be payable by policyholders on investment income that is earned inside certain types of insurance and annuity policies are deferred during these products’ accumulation period. This favorable tax treatment gives certain of the Company’s products a competitive advantage over non-insurance products. If the individual income tax laws are revised such that there is an elimination or scale-back of the tax-deferred status of these insurance products, or competing non-insurance products are granted a tax-deferred status, then the relative attractiveness of the Company’s products may be reduced or eliminated.

The Company is subject to the corporate income tax within the U.S. and various states. It currently benefits from certain special tax benefits, such as deductions relating to its variable products’ separate accounts and its future policy benefits and claims. Tax legislation could be enacted that would cause the Company to lose some or all of these deductions and therefore incur additional income tax expense. In addition, life insurance products are often used to fund estate tax obligations. Changes to estate tax laws may affect the demand for life insurance products. There is general uncertainty regarding the taxes to which the Company and its products will be subject to in the future. The Company cannot predict what changes to tax law will occur.

The Company’s insurance subsidiaries are taxed in a manner similar to other life insurance companies in the industry. Certain restrictions apply to the consolidation of recently-acquired life insurance companies into the Company’s consolidated income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses can cause the Company’s income tax expense to increase.

The Company’s move away from reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes, offset by an increase in deferred taxes. The Company allocates the benefits of reduced current taxes to the Life Marketing and Acquisition segments. The profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations as well as the Company’s ability to generate future taxable income.

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

Risk Management

Risk management is a critical part of the Company’s business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, and technology development projects. The Company’s risk management office, under the direction of the Chief Risk Officer, along with other departments, management groups and committees, have responsibilities for managing different risks throughout the Company. Risk management includes the assessment of risk, a decision process to determine which risks are acceptable and the ongoing monitoring and management of identified risks. The primary objective of these risk management processes is to determine the acceptable level of variations the Company experiences from its expected results and to implement strategies designed to limit such variations to these levels.

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

The Company’s insurance subsidiaries are required to file periodic reports with the regulatory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the regulatory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits for the Company’s subsidiaries that could, if determined adversely, have a material adverse impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company’s insurance company subsidiaries.

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

In addition, many states, including the states in which the Company’s insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where PLICO is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. Holding company legislation has been adopted in certain states where the Company’s insurance subsidiaries are domiciled, which subjects the subsidiaries to increased reporting requirements. Holding company legislation has also been proposed in additional states, which, if adopted, will subject any domiciled subsidiaries to additional reporting and supervision requirements.

The states in which the Company’s insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries’ ability to pay dividends to the Company. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2016 is approximately, in the aggregate, $541.3 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Healthcare Act, or any regulatory pronouncement made thereunder, could have a significant impact on the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to, the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted and others are likely to be adopted in the future that will have an impact upon the Company.

Dodd-Frank also created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. In addition, Dodd-Frank includes a framework of regulation of over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The Company uses derivatives to mitigate a wide range of risks in connection with its business, including those arising from its VA products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to have an impact on the Company.

The Company may be subject to regulations proposed by the United States Department of Labor that would affect a variety of products and services provided to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act (“ERISA”). The Department of Labor has proposed new regulations that, if enacted, will significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a “fiduciary” when providing investment advice with respect to ERISA plans or Individual Retirement Accounts. The Department of Labor also proposed amendments to long standing exemptions from the prohibited transaction provisions under ERISA that would increase fiduciary requirements in connection with transactions involving ERISA plans, plan participants and IRAs, and that would apply more onerous disclosure and contract requirements to such transactions. If adopted, the Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, or otherwise change the manner in which it designs and supports sales of its annuities.

Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker dealers and investment advisors, including the Company’s affiliated broker dealers and investment advisors. These examinations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, antitrust laws, minimum solvency requirements, state securities laws, federal privacy laws, cybersecurity regulation, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and because the Company owns and operates real property, state, federal, and local environmental laws.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

As of December 31, 2015, the Company had approximately 2,541 employees, of which 2,537 were full-time and 4 were part-time employees. Included in the total were approximately 1,443 employees in Birmingham, Alabama, of which 1,439 were full-time and 4 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2015 was approximately $13.5 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 15, Stock-Based Compensation and Note 16, Employee Benefit Plans to our consolidated financial statements for additional information.

Available Information

The Company files reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically by the Company.

The Company makes available free of charge through its website, www.protective.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC. The Company will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.

We also make available to the public current information, including financial information, regarding the Company and our affiliates on the Financial Information page of our website, www.protective.com. We encourage investors, the media and others interested in us and our affiliates to review the information posted on our website. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC.

The Company has adopted a Code of Business Conduct, which applies to all directors, officers and employees of the Company and its wholly owned subsidiaries. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers of the Company and its subsidiaries. The Code of Conduct is available on the Company’s website, www.protective.com.

Executive Officers

As of December 31, 2015, the Company’s executive officers were as follows:

Name	Age	Position
John D. Johns	63	Chairman of the Board, President, Chief Executive Officer and a Director
Richard J. Bielen	55	Vice Chairman, Chief Financial Officer and a Director
Deborah J. Long	62	Executive Vice President, Secretary and General Counsel
Michael G. Temple	53	Executive Vice President and Chief Risk Officer
Carl S. Thigpen	59	Executive Vice President, Chief Investment Officer
D. Scott Adams	51	Senior Vice President, Chief Human Resources Officer
Steven G. Walker	56	Senior Vice President, Chief Accounting Officer and Controller

All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers are related to any director of the Company or to any other executive officer, although certain of the executive officers also serve on the Company’s Board of Directors.

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

On January 5, 2016, the Company announced the following management changes with respect to its executive officers: Mr. Johns, Chairman, Chief Executive Officer, and a director; Mr. Bielen, President, Chief Operating Officer, and a director; Ms. Long, Executive Vice President, Chief Legal Officer, Secretary, and General Counsel; Mr. Temple, Executive Vice President, Finance and Risk and Chief Risk Officer; Mr. Adams, Executive Vice President, Chief Administrative Officer; and Mr. Walker, Executive Vice President, Chief Financial Officer, and Controller. Mr. Thigpen will continue in his current position as Executive Vice President, Chief Investment Officer.

Certain of these executive officers also serve as executive officers and/or directors of various of the Company’s subsidiaries.

Item 1A.    Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties which are discussed more fully below.

General Risk Factors

The Company is controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business.

As of February 1, 2015, the date of completion of our merger, all of our common stock is owned by Dai-ichi Life. As a holder of 100% of the voting stock, Dai-ichi Life is entitled to elect all of our directors, to approve any action requiring the approval of the holders of our voting stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets, and to prevent any transaction that requires the approval of stockholders. Dai-ichi Life has effective control over our affairs, policies and operations, such as the appointment of management, future issuances of our securities, the payments of distributions by us, if any, in respect of our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions, and Dai-ichi Life’s interests may not in all cases be aligned with the interests of investors, including holders of our debt securities. Additionally, our credit agreement and indentures permit us to pay dividends and make other restricted payments to Dai-ichi Life under certain circumstances, and Dai-ichi Life may have an interest in our doing so. In addition, Dai-ichi Life has no obligation to provide us with any additional debt or equity financing.

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

In conducting its business, the Company relies extensively on various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company’s business partners, counter parties, service providers and distributors also rely on such systems, as do securities exchanges and financial markets that are important to the Company’s ability to conduct its business. These systems or their functionality could be disabled, disrupted, damaged or destroyed by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, acts of war or terrorism, human error, system failures, failures of power or water supply, and the loss or malfunction of other utilities or services. They may also be disabled, disrupted, damaged or destroyed by natural events such as storms, tornadoes, fires, floods or earthquakes. While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Disruption, damage or destruction of any of these systems could cause the Company or others on whom the Company relies to be unable to conduct business for an extended period of time or could result in significant expenditures to replace, repair or reinstate functionality, which could materially adversely impact the Company’s business and its financial condition and results of operations.

Confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counter parties and service providers. The Company’s business partners, counter parties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional or unintentional breach or compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration or destruction of the confidential information retained by or on behalf of the Company, or the inability of the Company to conduct business for an indeterminate amount of time. Any of these events or circumstances could damage the Company’s business and reputation, and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s business operations and customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses.

Cyber threats and related legal and regulatory standards applicable to our business are rapidly evolving and may subject the Company to heightened legal standards, new theories of liability and material claims and penalties that we cannot currently predict or anticipate.  As cyber threats and applicable legal standards continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures, to investigate and remediate any information security vulnerabilities and to pay claims, fines or penalties. While the Company has experienced cyber-attacks in the past, and to date the Company has not suffered any material harm or loss relating to cyber-attacks or other information security breaches at the Company or its counterparties, there can be no assurance that the Company will not suffer such losses in the future.

The Company’s results and financial condition may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding mortality, morbidity, persistency, expenses, interest rates, equity market volatility, tax liability, business mix, frequency and severity of claims, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions are used in the operation of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience, as well as changes in estimates, is used to prepare the Company’s financial statements. To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition may be affected.

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

On October 1, 2013, the Company completed the acquisition of MONY Life Insurance Company from AXA Financial, Inc. (“MONY”). MONY was converted from a mutual insurance company to a stock corporation in accordance with its Plan of Reorganization dated August 14, 1998, as amended. In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for the benefit of policyholders who owned certain individual insurance policies of MONY in force as of the date of demutualization. Please refer to Note 5, MONY Closed Block of Business, to the consolidated financial statements for a more detailed description of the Closed Block.

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

The Company’s risk management policies, practices, and procedures could leave it exposed to unidentified or unanticipated risks, which could negatively affect its business or result in losses.

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

The Company’s expectation for future interest earnings and spreads is an important component in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower interest earnings or spreads may cause it to accelerate amortization, thereby reducing net income in the affected reporting period. Sustained periods of low interest rates could also result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with the Company’s products.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, equity (including accumulated other comprehensive income (loss) (“AOCI”)), and statutory risk-based capital ratios.

Additionally, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions. In general, the Company’s results of operations improve when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve.

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

The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties that the Company has financed. The value of the Company’s investment portfolio, including its portfolio of government debt obligations, debt obligations of those entities with an express or implied governmental guarantee and debt obligations of other issuers holding a large amount of such obligations, depends in part on the ability of the issuers or guarantors of such debt to maintain their credit ratings and meet their contractual obligations. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, general economic conditions, and conditions affecting certain sectors of the economy, as well as particular circumstances affecting the individual tenants, borrowers, issuers and guarantors.

Significant continued financial and credit market volatility, changes in interest rates and credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions and conditions affecting certain sectors of the economy, either alone or in combination, could have a material adverse impact on the Company’s results of operations, financial condition, or cash flows through realized losses, impairments, changes in unrealized loss positions, and increased demands on capital, including obligations to post additional capital and collateral. In addition, market volatility can make it difficult for the Company to value certain of its assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on the Company’s results of operations or financial condition.

Equity market volatility could negatively impact the Company’s business.

Volatility in equity markets may discourage prospective purchasers of variable separate account products, such as variable annuities, that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Decreases in policy fees could materially and adversely affect the profitability of our variable annuity products.

Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum withdrawal benefits (“GMWB”) incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income and an adverse impact to the statutory capital and risk-based capital ratios of the Company’s insurance subsidiaries.

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

The use of derivative financial instruments by the Company may have an adverse impact on the level of statutory capital and the risk-based capital ratios of the Company’s insurance subsidiaries. The Company employs strategies in the use of derivative financial instruments that are intended to mitigate such adverse impacts, but the Company’s strategies may not be effective.

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

The Company is also subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to the Company under derivative financial instruments. If the Company’s derivative counterparties or clearinghouse fail or refuse to meet their obligations to the Company in this regard, the Company’s efforts to mitigate risks to which it is subject through the use of such derivative financial instruments may prove to be ineffective or inefficient.

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

The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable, foreseeable, or within the Company’s control. Furthermore, our sole stockholder is not obligated to provide us with additional capital. A lack of sufficient capital could have a material adverse impact on the Company’s financial condition and results of operations.

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

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to our debt ratings and financial strength ratings of our insurance subsidiaries, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a ratings agency could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, a certain portion of its assets are relatively illiquid. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust its liquid assets and be forced to liquidate other assets, perhaps at a loss or on other unfavorable terms. If the Company is forced to dispose of assets at a loss or on unfavorable terms, it could have an adverse effect on the Company’s financial condition. The degree of the adverse effect could vary in relation to the magnitude of the unexpected surrender or withdrawal activity.

Disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity and financing needs.

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

The Company’s business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow money, including through the issuance of debt securities, or the cost of borrowing or raising equity capital may be prohibitively high. If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow money, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, ratings agencies, or regulators develop a negative perception of the Company’s financial prospects, which could lead to further adverse effects on the Company.

Difficult general economic conditions could materially adversely affect the Company’s business and results of operations.

The Company’s business and results of operations could be materially affected by difficult general economic conditions. Stressed economic conditions and volatility and disruptions in capital markets, particular markets or financial asset classes can have an adverse effect on the Company due to the size of the Company’s investment portfolio and the sensitive nature of insurance liabilities to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Volatility in financial markets can also affect the Company’s business by adversely impacting general levels of economic activity, employment and customer behavior.

Like other financial institutions, and particularly life insurers, the Company may be adversely affected by these conditions. The presence of these conditions could have an adverse impact on the Company by, among other things, decreasing demand for its insurance and investment products, and increasing the level of lapses and surrenders of its policies. The Company and its subsidiaries could also experience additional ratings downgrades from ratings agencies, unrealized losses, significant realized losses, impairments in its investment portfolio, and charges incurred as a result of mark-to-market and fair value accounting principles. If general economic conditions become more difficult, the Company’s ability to access sources of capital and liquidity may be limited.

Economic trends may worsen in 2016, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

The Company may be required to establish a valuation allowance against its deferred tax assets, which could materially adversely affect the Company’s results of operations, financial condition, and capital position.

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

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets net of any related valuation allowance. The Company has recognized a valuation allowance of $7.4 million and $3.4 million as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. If future events differ from the Company’s current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on the Company’s results of operations, financial condition, and capital position.

The Company could be adversely affected by an inability to access its credit facility.

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company’s inability to access some or all of the line of credit under the credit facility could have a material adverse effect on its financial condition and results of operations.

The Company could be adversely affected by an inability to access FHLB lending.

The Company is a member of the Federal Home Loan Banks (the “FHLB”) of Cincinnati and the FHLB of New York Membership, provides the Company with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. In recent years, the Federal Housing Finance Agency (“FHFA”) has released advisory bulletins addressing concerns associated with insurance company (as opposed to federally-backed bank) access to FHLB financial services, the state insurance regulatory framework and FHLB creditor status in the event of member insurer insolvency. In response to FHFA actions, FHLB members, the NAIC and trade groups developed model legislation that would enable insurers to access FHLB funding on similar collateral terms as federally insured depository institutions. While members of the FHLB and NAIC were not able to agree on certain points, legislation based on this model has been introduced and adopted in several states and is not being opposed by the NAIC. It is unclear at this time whether or to what extent additional or new legislation or regulatory action regarding continued access to FHLB financial services will be enacted or adopted. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

The Company’s financial condition or results of operations could be adversely impacted if the Company’s assumptions regarding the fair value and future performance of its investments differ from actual experience.

The Company makes assumptions regarding the fair value and expected future performance of its investments. Expectations that the Company’s investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and consider the performance of the underlying assets. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on the Company’s holdings of these types of securities. This could lead to potential future write-downs within the Company’s portfolio of mortgage-backed and asset-backed securities. In addition, expectations that the Company’s investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of the Company’s investments in corporate securities and/or debt obligations will perform worse than current expectations. Such events may lead the Company to recognize potential future write-downs within its portfolio of corporate securities and/or debt obligations. It is also possible that such unanticipated events would lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

The Company also makes certain assumptions when utilizing internal models to value certain of its investments. It is possible that actual results will differ from the Company’s assumptions. Such events could result in a material change in the value of the Company’s investments.

Adverse actions of certain funds or their advisers could have a detrimental impact on the Company’s ability to sell its variable life and annuity products, or maintain current levels of assets in those products.

Certain of the Company’s insurance subsidiaries have arrangements with various open-end investment companies, or “mutual funds”, and the investment advisers to those mutual funds, to offer the mutual funds as investment options in the Company’s variable life and annuity products. It is possible that the termination of one or more of those arrangements by the mutual fund or its adviser could have a detrimental impact on the company’s ability to sell its variable life and annuity products, or maintain current levels of assets in those products, which could have a material adverse effect on the Company’s financial condition and results of operations.

The amount of statutory capital that the Company has and the amount of statutory capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of the Company’s control.

The Company primarily conducts business through licensed insurance company subsidiaries. Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life and property and casualty companies. The risk-based capital formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors including the following: the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions); the amount of additional capital its insurance subsidiaries must hold to support business growth; changes in the Company’s reserve requirements; the Company’s ability to secure capital market solutions to provide reserve relief; changes in equity market levels; the value of certain fixed-income and equity securities in its investment portfolio; the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government; the value of certain derivative instruments; changes in interest rates and foreign currency exchange rates; credit market volatility; changes in consumer behavior; and changes to the NAIC risk-based capital formula. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and risk-based capital ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its risk-based capital ratio.

In scenarios of equity market declines, the amount of additional statutory reserves the Company is required to hold for its variable product guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves could result in a reduction to the Company’s capital, surplus, and/or risk-based capital ratio. Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company’s market value adjusted annuity product can have a material adverse effect on the Company’s statutory surplus position.

The Company operates as a holding company and depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.

The Company operates as a holding company for its insurance and other subsidiaries and does not have any significant operations of its own. The Company’s primary sources of funding are dividends from its operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These funding sources support the Company’s general corporate needs including its debt service. If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, it may be required to raise funds through the incurrence of debt, or the sale of assets.

The states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the subsidiaries’ ability to pay dividends and make other payments to the Company. State insurance regulators may prohibit the payment of dividends or other payments to the Company by its insurance subsidiaries if they determine that the payments could be adverse to the policyholders or contract holders of the insurance subsidiaries.

Industry and Regulatory Related Risks

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

The Company may be subject to regulations influenced by or related to international regulatory authorities or initiatives.

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

NAIC actions, pronouncements and initiatives may affect the Company’s product profitability, reserve and capital requirements, financial condition or results of operations.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, reinsurance, cybersecurity practices, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It is considering changing to, or has considered and passed, a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

Regulatory actions, interpretations and pronouncements related to Actuarial Guideline XXXVIII may have an adverse effect on the Company’s ability to sell certain universal life products and reserving requirements.

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

The Company’s use of captive reinsurance companies to finance statutory reserves related to its term and universal life products and to reduce volatility affecting its variable annuity products may be limited or adversely affected by regulatory action, pronouncements and interpretations.

The Company currently uses affiliated captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX”, which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk-based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with the Company’s variable annuity products. The NAIC, through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). In addition, the Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that includes numerous recommendations pertaining to the regulation and use of certain captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XLVIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

The NAIC adopted revisions to the Part A Laws and Regulations Preamble of the NAIC Financial Regulation Standards and Accreditation Program that will include within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition will subject certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Although we do not expect the revised definition to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application will likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause us to recapture business from and unwind our existing variable annuity captive (“VA Captive”). While the recapture of business from our existing VA Captive would not have a material adverse effect on the Company given current market conditions, in the future the Company could experience fluctuations in its risk-based capital ratio due to market volatility if it were prohibited from engaging in similar transactions or required to unwind its existing VA Captive, which could adversely affect our future financial condition and results of operations.

The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group (VAIWG) in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG developed a Framework for Change (the “Framework”) which was adopted in 2015. The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, which changes could potentially be applied to both inforce and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with a targeted effective date in 2017) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives. If the proposal’s set forth in the Framework are adopted, changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

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

Laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments.

Recently, new laws and regulations have been adopted in certain states that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in various states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Additionally, the NAIC Unclaimed Life Insurance Benefits (A) Working Group is developing a model unclaimed property law that overlaps with the NCOIL-based laws already adopted in several states. The Uniform Laws Commission is also revising the Uniform Unclaimed Property Act in a manner likely to impact state unclaimed property laws and requirements, though it is not clear at this time to what extent or whether requirements will conflict with otherwise imposed search requirements.  Other life insurance industry associations and regulatory associations are also considering these matters.

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

The Company is subject to insurance guaranty fund and insurable interest laws, and the laws, rules and regulations of state, federal and foreign regulators that could adversely affect the Company’s financial condition or results of operations.

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

The Healthcare Act and related regulations could adversely affect the results of operations or financial condition of the Company.

The Company is subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

Laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect the results of operations or financial condition of the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareowners, and the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted and others are likely to be adopted in the future that will have an impact upon the Company. Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non- bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve as a SIFI. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so- called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has conducted two rounds of SIFI designation consideration. However, this process is still very new, and the FSOC continues to make changes to its process for designating a company as a SIFI. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SIIs,” or global systemically-important insurers. As with the designation of SIFI’s, it is unclear at this time how additional capital, use of non-traditional non-insurance products, and other requirements affect the insurance and financial industries. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. CFPB has issued a rule to bring under its supervisory authority certain non-banks whose activities or products it determines pose risks to consumers. It is unclear at this time the extent to which the Company’s activities or products will be covered by this rule or how burdensome compliance will become. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. CFPB continues to bring enforcement actions involving a growing number of issues, including actions brought jointly with state Attorneys General, which could directly or indirectly affect the Company or any of its subsidiaries. Additionally, the CFPB is exploring the possibility of helping Americans manage their retirement savings and is considering the extent of its authority in that area. The Company is unable at this time to predict the impact of these activities on the Company.

Dodd-Frank includes a framework of regulation of over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The types of transactions to be cleared are expected to increase in the future. The new framework could potentially impose additional costs, including increased margin requirements and additional regulation on the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could continue to reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

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

Regulations recently proposed by the Department of Labor related to the sales of annuities to benefit plans may, if enacted, have a material adverse impact on the Company’s ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations.

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

In April 2015, the Department of Labor proposed new regulations that, if enacted, will significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or Individual Retirement Accounts. The Department of Labor also proposed amendments to long standing exemptions from the prohibited transaction provisions under ERISA that would increase fiduciary requirements in connection with transactions involving ERISA plans, plan participants and IRAs, and that would apply more onerous disclosure and contract requirements to such transactions. If the foregoing proposals are adopted, sales of certain of our products may be materially and adversely affected and our current distributors may cease to include our products among their offerings. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company may incur significant expenses in connection with initial and ongoing compliance obligations with respect to such rules. The foregoing could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

The Company may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with its business operations.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income taxes payable by policyholders on investment earnings on most life insurance and annuity product are deferred during their accumulation period . This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products, or to establish the tax-deferred status of competing products, then all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell their products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, future legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products.

The Company is subject to the federal corporate income tax in the U.S. Certain tax provisions, such as the dividends-received deduction, the deferral of current taxation on derivatives’ and securities’ economic income, and the deduction for future policy benefits and claims, are beneficial to the Company. The Obama Administration and Congress have each made proposals that either materially change or eliminate these benefits. Most of the foregoing proposals would cause the Company to pay higher current taxes, offset (in whole or in part) by a reduction in its deferred taxes. However, the proposal regarding the dividends-received deduction would cause the Company’s net income to decrease. Whether these proposals will be enacted, and if so, whether they will be enacted as described above, is uncertain.

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

The FASB is working on several projects that could result in significant changes to GAAP. Furthermore, the SEC is considering whether and how to incorporate International Financial Reporting Standards (“IFRS”) into the U.S. financial reporting system. While the SEC has indicated that it does not intend to take action on IFRS in the near term, these potential changes would impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure. Such changes would affect how we manage our business, as it will likely affect business processes such as the design of products and compensation plans. The Company is unable to predict whether, and if so, when the FASB projects will be adopted and/or implemented, or the degree to which IFRS will be incorporated into the U.S. financial reporting system.

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

If our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition.

Goodwill is the excess of the purchase price in an acquisition over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the fair value of the operating unit may be less than the carrying value of that operating unit. We perform our annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the operating segment level.

The estimated fair value of the operating segment is impacted by the performance of the business, which may be adversely impacted by prolonged market declines or other circumstances. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill, and notes 2 and 9 of the notes to the consolidated financial statements for additional information.

The Company’s indefinite lived intangible assets represent the value of the Company’s insurance licenses on the date of the Merger.   These assets are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate that the fair value of the indefinite lived intangibles is less than the carrying value.  We perform our annual impairment testing of indefinite lived intangibles during the fourth quarter of each year.  Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment. If it is determined that the indefinite lived intangibles have been impaired, we must write them down by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position.

The use of reinsurance introduces variability in the Company’s statements of income.

The timing of premium payments to and receipt of expense allowances from reinsurers differs from the Company’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company’s statements of income and may also introduce variability in the Company’s quarterly financial results.

The Company’s reinsurers could fail to meet assumed obligations, increase rates, terminate agreements or be subject to adverse developments that could affect the Company.

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

The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted.

The Company’s policy claims fluctuate from period to period resulting in earnings volatility.

The Company’s results may fluctuate from period to period due to fluctuations in the amount of policy claims received. In addition, certain of the Company’s lines of business may experience higher claims if the economy is growing slowly or in recession, or if equity markets decline. Also, insofar as the Company continues to retain a larger percentage of the risk of newly written life insurance products than it has in the past, its financial results may have greater variability due to fluctuations in mortality results.

The Company operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry and negatively affect profitability.

The insurance industry is a mature and highly competitive industry. In recent years, the industry has experienced reduced growth in life insurance sales. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources and higher ratings than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than the Company. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products. Consolidation and expansion among banks, insurance companies, distributors, and other financial service companies with which the Company does business could also have an adverse effect on the Company’s financial condition and results of operations if such companies require more favorable terms than previously offered to the Company or if such companies elect not to continue to do business with the Company following consolidation or expansion.

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

The Company relies on a combination of contractual rights and copyright, trademark, patent, and trade secret laws to establish and protect its intellectual property. Although the Company uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. The Company may have to litigate to enforce and protect its copyrights, trademarks, patents, trade secrets, and know-how or to determine their scope, validity, or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of the Company’s intellectual property assets could have a material adverse effect on its business and ability to compete.

The Company also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by the Company’s products, methods, processes, or services. Any party that holds such a patent could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for breach of copyright, trademark, trade secret, or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If the Company were found to have infringed third party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company’s home office is located at 2801 Highway 280 South, Birmingham, Alabama. The Company owns two buildings consisting of 310,000 square feet. The first building was constructed in 1974 and the second building was constructed in 1982. Additionally, the Company leases a third 310,000 square-foot building constructed in 2004. Parking is provided for approximately 2,594 vehicles.

The Company leases administrative and marketing office space in 17 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.3 million.

The Company believes its properties are adequate and suitable for the Company’s business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.

Item 3.    Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject. For additional information regarding legal proceedings see Item 1A, Risk Factors, and Note 13, Commitments and Contingencies, of the notes to the consolidated financial statements, each included herein.

Item 4.    Mine Safety Disclosure—Not Applicable

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 1, 2015 the Company became a wholly owned subsidiary of Dai-ichi Life, and as a result there is no market for our Common Stock, of which all shares are owned by Dai-ichi Life. Prior to February 1, 2015 the Company’s Common Stock was listed on the New York Stock Exchange, but was delisted in connection with our becoming a wholly owned subsidiary of Dai-ichi Life.

On December 31, 2014 (Predecessor Company), there were approximately 1,019 owners of record of the Company’s common stock.

The Company did not pay any dividends during the period of February 1, 2015 to December 31, 2015 to its parent, Dai-ichi Life. In the future, the Company expects to pay cash dividends to its parent, Dai-ichi Life, subject to its earnings and financial condition, regulatory requirements, capital needs, and other relevant factors. The Company’s ability to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” included herein. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are domesticated. See Item 1, Business, “Regulation”. The historical trading ranges of the Company’s equity shares and related dividends are set forth below for the noted periods.

	Range
	High	Low	Dividends
2014
First Quarter	$53.86	$46.34	$0.200
Second Quarter	69.72	48.95	0.240
Third Quarter	69.69	69.20	0.240
Fourth Quarter	69.97	69.15	0.240

Purchases of Equity Securities by the Issuer

During the year ended December 31, 2014 (Predecessor Company), the Company did not repurchase any of its common stock.

Item 6.    Selected Financial Data

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013	2012	2011
	(Dollars In Thousands)	(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$3,008,050	$261,866	$3,297,768	$2,981,651	$2,814,278	$2,800,140
Reinsurance ceded	(1,154,978)	(89,956)	(1,373,597)	(1,377,195)	(1,345,836)	(1,394,675)
Net of reinsurance ceded	1,853,072	171,910	1,924,171	1,604,456	1,468,442	1,405,465
Net investment income	1,632,948	175,180	2,197,724	1,918,081	1,862,332	1,820,643
Realized investment gains (losses):
Derivative financial instruments	29,997	(123,274)	(346,878)	188,131	(238,480)	(155,251)
All other investments	(166,886)	81,153	205,402	(123,537)	231,035	234,915
Other-than-temporary impairment losses	(28,659)	(636)	(2,589)	(10,941)	(66,188)	(62,332)
Portion recognized in other comprehensive income (before taxes)	1,666	155	(4,686)	(11,506)	7,302	14,890
Net impairment losses recognized in earnings	(26,993)	(481)	(7,275)	(22,447)	(58,886)	(47,442)
Other income	388,531	36,421	430,428	394,315	358,563	307,812
Total revenues	3,710,669	340,909	4,403,572	3,958,999	3,623,006	3,566,142
Total benefits and expenses	3,310,827	339,727	3,820,283	3,368,626	3,170,035	3,095,666
Income tax expense (benefit)	131,543	(327)	198,414	196,909	150,519	154,839
Net income	268,299	1,509	384,875	393,464	302,452	315,637
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	245
Net income available to PLC’s common shareowners(1)	$268,299	$1,509	$384,875	$393,464	$302,452	$315,392

PER SHARE DATA
Net income from continuing operations—basic		$0.02	$4.81	$4.96	$3.73	$3.70
Net income available to PLC’s common shareowners—basic		$0.02	$4.81	$4.96	$3.73	$3.70
Average shares outstanding—basic		80,452,848	80,065,217	79,395,622	81,066,338	85,208,612
Net income from continuing operations—diluted		$0.02	$4.73	$4.86	$3.66	$3.65
Net income available to PLC’s common shareowners—diluted		$0.02	$4.73	$4.86	$3.66	$3.65
Average shares outstanding—diluted		81,759,287	81,375,496	80,925,713	82,723,016	86,475,229
Cash dividends paid		$—	$0.92	$0.78	$0.70	$0.62
Total Protective Life Corporation’s Shareowners’ Equity		$68.49	$62.58	$47.28	$59.06	$45.45

	Successor Company	Predecessor Company
	As of December 31,	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$68,488,697	$70,480,306	$68,757,363	$57,384,672	$52,143,369
Total stable value products and annuity account balances	12,851,684	12,910,217	13,684,805	13,169,022	13,716,358
Non-recourse funding obligations	685,684	582,404	562,448	586,000	407,800
Debt	1,588,806	1,300,000	1,585,000	1,400,000	1,520,000
Subordinated debt securities	448,763	540,593	540,593	540,593	524,743
Total Protective Life Corporation’s shareowner’s equity	4,581,224	4,964,884	3,714,794	4,615,183	3,711,517

(1)                Protective Life Corporation (“PLC”)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated audited financial statements and related notes included herein.

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments, or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors, included herein.

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

OVERVIEW

Our Business

On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company. Prior to February 1, 2015, our stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, we remain an SEC registrant for financial reporting purposes in the United States. The Company, which is headquartered in Birmingham, Alabama, operates as a holding company for its insurance and other subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company (“PLICO”) is our largest operating subsidiary. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Corporation and our subsidiaries.

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                   Life Marketing—We market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

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

•                   Annuities—We market fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•                   Stable Value Products—We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. During 2015, we terminated our SEC registered funding agreement-backed notes program and established a new unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.

•                   Asset Protection—We market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. In addition, this segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

•                   Corporate and Other—The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of obligations and debt on the open market.

RECENT DEVELOPMENTS

On January 15, 2016, PLICO completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”), as previously reported in the Company’s Current Reports on Form 8-K filed October 1, 2015 and January 15, 2016. Pursuant to the Master Agreement, on January 15, 2016, PLICO entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which PLICO coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and West Coast Life Insurance Company (“WCL”), a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The estimated average annual expense of the credit enhancement under generally accepted accounting principles is approximately $3.1 million, after-tax. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by the Company were contributed to PLICO and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to PLICO as approved by the Vermont Department of Regulation.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

General

•                   we are controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business;

•                   exposure to the risks of natural and man-made disasters, catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change could adversely affect our operations and results;

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

•                   we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;

Industry and Regulation

•                   we are highly regulated and are subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•                   we may be subject to regulations influenced by or related to international regulatory authorities or initiatives;

•                   NAIC actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;

•                   regulatory actions, interpretations and pronouncements related to Actuarial Guidelines XXXVIII may have an adverse effect on our ability to sell certain universal life products and reserving requirements;

•                   our use of captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products, may be limited or adversely affected by regulatory action, pronouncements and interpretations;

•                   laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;

•                   we are subject to insurance guaranty fund and insurable interest laws, and the laws, rules and regulations of state, federal and foreign regulators that could adversely affect our financial condition or results of operations;

•                   the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;

•                   laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect our results of operations or financial condition;

•                   regulations recently proposed by the Department of Labor related to the sales of annuities to benefit plans may, if enacted, have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operation;

•                   we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with our business operations;

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

•                   if our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition;

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

For more information about the risks, uncertainties, and other factors that could affect our future results, please see Item 1A, Risk Factors, of this report.

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

Fair value of financial instruments—FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 23, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2015

(Successor Company), $1.7 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, a measure of the Company’s non-performance risk, and other market conditions. As of December 31, 2015 (Successor Company), the Level 3 fair value of these liabilities was $92.5 million.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2015 (Successor Company), we did not adjust any prices received from independent brokers.

Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2015 (Successor Company), the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $352.0 million and $629.6 million, respectively. Of those derivative assets and liabilities, $96.8 million and $585.6 million, respectively, were Level 3 fair values determined by quantitative models.

Evaluation of Other-Than-Temporary Impairments—One of the significant estimates related to available-for-sale and held-to-maturity securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale or held-to-maturity security is judged to be other-than-temporary, the security’s basis is adjusted, and an other-than-temporary impairment is recognized through a charge in the statement of income. The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income (loss). The fair value of the other-than-temporarily impaired investment becomes its new cost basis on the date an other-than-temporary impairment is recognized. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s future yields, assuming that future expected cash flows on the securities can be properly estimated.

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

Each quarter we review investments with unrealized losses and test for other-than-temporary impairments. We analyze various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted, and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that we do not intend to sell and do not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”), and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities on the impairment date is recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), we consider all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, we consider all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that we intend to sell or expect to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), we recorded pre-tax other-than-temporary impairments of investments of $28.7 million, $0.6 million, $2.6 million, and $10.9 million, respectively. Credit impairments recorded in earnings during the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 and 2013 (Predecessor Company) were $27.0 million, $0.5 million, $7.3 million, and $22.4 million, respectively.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), there were no other-than-temporary impairments related to equity securities. For the year ended December 31, 2013 (Predecessor Company), there were $3.3 million of other-than-temporary impairments related to equity securities. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), there were $28.7 million, $0.6 million, $2.6 million, and $7.6 million of other-than-temporary impairments related to debt securities, respectively.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), there were no other-than-temporary impairments related to fixed maturities or equity securities that we intend to sell or expect to be required to sell.

Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 6, Investment Operations, to the consolidated financial statements. As of December 31, 2015 (Successor Company), we held $32.9 billion of available-for-sale investments, including $30.3 billion in investments with a gross unrealized loss of $2.9 million, and $593.3 million of held-to-maturity investments with a gross unrealized loss of $78.3 million.

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

Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2015 (Successor Company), our third party reinsurance receivables amounted to $5.5 billion. These amounts include ceded reserve balances and ceded benefit payments.

We account for reinsurance as required by Financial Accounting Standards Board (“FASB”) guidance under the ASC Financial Services Topic as applicable. In accordance with this guidance, costs for reinsurance are amortized as a level percentage of premiums for traditional life products and a level percentage of estimated gross profits for universal life products. Accordingly, ceded reserve and deferred acquisition cost balances are established using methodologies consistent with those used in establishing direct policyholder reserves and deferred acquisition costs. Establishing these balances requires the use of various assumptions including investment returns, mortality, persistency, and expenses. The assumptions made for establishing ceded reserves and ceded deferred acquisition costs are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.

Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. During the period of February 1, 2015 to December 31, 2015 (Successor Company), we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an immaterial impact.

Deferred Acquisition Costs and Value of Business Acquired—In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 8%. VOBA is subject to annual recoverability testing.

We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2015 (Successor Company), we had a deferred acquisition costs (“DAC”) and VOBA asset of $1.6 billion.

We periodically review and update as appropriate our key assumptions on certain life and annuity products including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. For products in which DAC and VOBA are amortized over estimated gross profits, changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses. When we refer to DAC and VOBA amortization unlocking, we are referring to changes in balance sheet components amortized over estimated gross profits.

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

On the date of the Merger, goodwill of $735.7 million was recognized as the excess of the purchase considerations over the fair value of identifiable assets acquired and liabilities assumed. During the measurement period subsequent to the Merger date, we have made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million. The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2015 (Successor Company), we performed our annual evaluation of goodwill based on information as of September 30, 2015 and determined that no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to September 30, 2015 that would impact our conclusion and no such events were identified. As of December 31, 2015 (Successor Company), we had goodwill of $732.4 million.

Insurance Liabilities and Reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2015 (Successor Company), we had total policy liabilities and accruals of $30.4 billion.

Guaranteed Minimum Death Benefits—We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table with company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2015 (Successor Company), is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2015 (Successor Company), the GMDB reserve was $36.4 million.

Guaranteed Minimum Withdrawal Benefits—We establish reserves for guaranteed minimum withdrawal benefits (“GMWB”) on our VA products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GMWB is impacted by equity market conditions and can result in the GMWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GMWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GMWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table with company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In conjunction with the Merger, we updated the fair value of the GMWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, we reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $266.1 million on the Merger date. As of December 31, 2015 (Successor Company), our net GMWB liability held was $181.6 million.

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

•                   expected long-term rate of return on the plan’s assets.

See Note 16, Employee Benefit Plans, to the consolidated financial statements included in this report for further information on this plan.

Stock-Based Payments-Accounting for stock-based compensation plans may require the use of option pricing models to estimate our obligations. Assumptions used in such models relate to equity market movements and volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. In 2015, following the Merger, the Company’s compensation plans were modified to reflect the fact that we no longer have a publicly traded class of stock to use in our compensation programs. See Note 15, Stock-Based Compensation, to the consolidated financial statements included in this report for further information.

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

We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, interest spreads, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC/VOBA amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”. When referring to DAC/VOBA amortization unlocking on products covered under the ASC Financial Services-Insurance Topic, the reference is to changes in all balance sheet components amortized over estimated gross profits or revenues.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (Predecessor and Successor periods are not comparable):

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$57,414	$(1,618)	$121,448	$110,298
Acquisitions	194,654	20,134	254,021	154,003
Annuities	180,231	13,164	227,611	184,130
Stable Value Products	56,581	4,529	73,354	80,561
Asset Protection	20,627	2,420	32,480	26,795
Corporate and Other	(25,067)	(10,144)	(56,720)	(40,562)
Total segment operating income	484,440	28,485	652,194	515,225
Realized investment gains (losses) - investments(1)	(185,153)	89,815	207,307	(172,720)
Realized investment gains (losses) - derivatives	100,555	(117,118)	(276,212)	247,868
Income tax (expense) benefit	(131,543)	327	(198,414)	(196,909)
Net income	$268,299	$1,509	$384,875	$393,464

Investment gains (losses)(2)	$(193,879)	$80,672	$198,127	$(145,984)
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(8,726)	(9,143)	(9,180)	26,736
Realized investment gains (losses)—investments	$(185,153)	$89,815	$207,307	$(172,720)

Derivative gains (losses)(3)	$29,997	$(123,274)	$(346,878)	$188,131
Less: VA GMWB economic cost	(70,558)	(6,156)	(70,666)	(59,737)
Realized investment gains (losses)—derivatives	$100,555	$(117,118)	$(276,212)	$247,868

(1)             Includes credit related other-than-temporary impairments of $27.0 million, $0.5 million, $7.3 million, and $22.4 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

(2)             Includes realized investment gains (losses) before related amortization.

(3)             Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Net income was $268.3 million and operating income was $484.4 million for the period of February 1, 2015 to December 31, 2015.

We experienced net realized losses of $163.9 million for the period of February 1, 2015 to December 31, 2015 (Successor Company). The losses realized were primarily related to $27.0 million of other-than-temporary impairment credit-related losses, net losses of $135.3 million of derivatives related to variable annuity contracts, $1.3 million of losses related to the net activity of the modified coinsurance portfolio, and net losses of $1.0 million related to IUL contracts. The net losses on derivatives related to VA contracts in addition to capital market impacts were affected by changes in the lowering of assumed lapses used to value the GMWB embedded derivatives. Partially offsetting these losses were $0.3 million of gains related to investment securities sale activity, net gains of $0.1 million of derivatives related to FIA contracts, and net gains of $0.3 million loss related to other investment and derivative activity.

•                    Life Marketing segment operating income was $57.4 million which consisted of universal life operating income of $54.5 million, traditional life operating income of $15.9 million, and an operating loss of $13.0 million in other lines which included $17.4 million of amortization related intangible assets.

•                    Acquisitions segment operating income was $194.7 million. This included expected runoff of the in-force blocks of business.

•                    Annuities segment operating income was $180.2 million which included $83.8 million of fixed annuity operating earnings, $111.7 million of variable annuity operating earnings, and a $15.3 million loss in other annuity earnings which included $12.2 million of amortization related to intangible assets. The fixed annuity results were negatively impacted by $0.8 million of unfavorable SPIA mortality. The segment recorded $2.4 million of favorable unlocking.

•                    Stable Value Products operating income of $56.6 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $23.0 million and the adjusted operating spread, which excludes participating income, was 188 basis points.

•                    Asset Protection segment operating income was $20.6 million which consisted of service contract earnings of $11.1 million, GAP product earnings of $6.7 million, and credit insurance earnings of $2.9 million.

•                    The Corporate and Other segment’s $25.1 million operating loss was primarily due to $179.0 million of other operating expenses which is primarily interest and corporate overhead expenses. These expenses were partially offset by $154.1 million of investment income which represents income on assets supporting our equity capital.

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

•                    Stable Value Products operating income was $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

We experienced net realized losses of $148.8 million for the year ended December 31, 2014, as compared to net realized gains of $42.1 million for the year ended December 31, 2013. The losses realized for the year ended December 31, 2014 were primarily related to $7.3 million for other-than-temporary impairment credit-related losses, net losses of $235.3 million of derivatives related to VA contracts, net losses of $6.1 million of derivatives related to fixed indexed annuity (“FIA”) contracts, and $13.9 million of losses related to other investment and derivative activity. The net losses on derivatives related to VA contracts were impacted by changes in the policyholder behavior assumptions, primarily the lowering of assumed lapses and increased utilization rates, used to value the GMWB embedded derivatives. Partially offsetting these losses were gains of $77.0 million related to investment securities sale activity and $36.7 million of gains related to the net activity of the modified coinsurance portfolio.

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

Life Marketing

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)

REVENUES
Gross premiums and policy fees	$1,553,658	$136,068	$1,684,393	$1,634,132
Reinsurance ceded	(671,487)	(51,142)	(830,207)	(838,023)
Net premiums and policy fees	882,171	84,926	854,186	796,109
Net investment income	446,439	47,460	554,004	521,665
Other income	111,497	12,810	128,073	123,155
Total operating revenues	1,440,107	145,196	1,536,263	1,440,929
Realized gains (losses)—investments	(13,008)	997	12,931	3,877
Realized gains (losses)—derivatives	(1,009)	(598)	157	—
Total revenues	1,426,090	145,595	1,549,351	1,444,806
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,109,341	123,525	1,073,660	1,142,619
Amortization of DAC and VOBA	108,035	4,584	171,782	24,838
Other operating expenses	165,317	18,705	169,373	163,174
Operating benefits and expenses	1,382,693	146,814	1,414,815	1,330,631
Amortization related to benefits and settlement expenses	499	(346)	1,726	513
Amortization of DAC/VOBA related to realized gains (losses)—investments	(224)	229	4,025	936
Total benefits and expenses	1,382,968	146,697	1,420,566	1,332,080
INCOME (LOSS) BEFORE INCOME TAX	43,122	(1,102)	128,785	112,726
Less: realized gains (losses)	(14,017)	399	13,088	3,877
Less: amortization related to benefits and settlement expenses	(499)	346	(1,726)	(513)
Less: related amortization of DAC/VOBA	224	(229)	(4,025)	(936)
OPERATING INCOME (LOSS)	$57,414	$(1,618)	$121,448	$110,298

The following table summarizes key data for the Life Marketing segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Sales By Product
Traditional	$512	$42	$501	$1,293
Universal life	143,969	11,473	129,508	153,428
BOLI	15	—	22	—
	$144,496	$11,515	$130,031	$154,721
Sales By Distribution Channel
Independent agents	$108,249	$9,027	$98,755	$108,180
Stockbrokers / banks	30,552	2,169	28,588	44,343
Other	5,695	319	2,688	2,198
	$144,496	$11,515	$130,031	$154,721
Average Life Insurance In-force(1)
Traditional	$380,364,300	$391,411,413	$400,127,927	$424,012,114
Universal life	176,050,239	153,317,720	139,824,061	109,131,467
	$556,414,539	$544,729,133	$539,951,988	$533,143,581
Average Account Values
Universal life	$7,321,233	$7,250,973	$7,178,418	$6,965,424
Variable universal life	586,840	574,257	559,566	475,064
	$7,908,073	$7,825,230	$7,737,984	$7,440,488

(1)             Amounts are not adjusted for reinsurance ceded.

Operating Expenses Detail

Other operating expenses for the segment were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Insurance companies:
First year commissions	$163,229	$14,109	$154,263	$169,619
Renewal commissions	31,773	2,513	31,824	34,855
First year ceding allowances	(2,716)	(49)	(2,309)	(4,139)
Renewal ceding allowances	(153,112)	(12,364)	(148,599)	(167,853)
General & administrative	192,686	17,467	180,981	175,641
Taxes, licenses, and fees	28,722	2,508	28,192	36,823
Other operating expenses incurred	260,582	24,184	244,352	244,946
Less: commissions, allowances and expenses capitalized	(201,951)	(17,059)	(196,643)	(198,661)
Other insurance company operating expenses	58,631	7,125	47,709	46,285
Marketing companies:
Commissions	78,211	8,233	90,496	86,342
Other operating expenses	28,475	3,347	31,168	30,547
Other marketing company operating expenses	106,686	11,580	121,664	116,889
Other operating expenses	$165,317	$18,705	$169,373	$163,174

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Net Premiums and Policy Fees

Net premiums and policy fees were $882.2 million for the period of February 1, 2015 to December 31, 2015. Included in this amount are traditional life net premiums of $426.9 million and universal life policy fees of $454.8 million.

Net Investment Income

Net investment income was $446.4 million for the period of February 1, 2015 to December 31, 2015. Included in this amount is traditional life net investment income of $59.5 million and universal life investment income of $376.0 million.

Other Income

Other income was $111.5 million for the period of February 1, 2015 to December 31, 2015. This amount is primarily comprised of revenue in the segment’s non-insurance operations.

Benefits and Settlement Expenses

Benefit and settlement expenses were $1.1 billion for the period of February 1, 2015 to December 31, 2015. This amount includes traditional life benefit and settlement expenses of $348.4 million and universal life benefit and settlement expenses of $757.9 million, including $288.3 million of interest on funds for universal life policies. For the period of February 1, 2015 to December 31, 2015, universal life and BOLI unlocking increased policy benefits and settlement expenses $1.6 million and was largely driven by assumption changes to lapses and yields.

Amortization of DAC and VOBA

DAC and VOBA amortization was $108.0 million for the period of February 1, 2015 to December 31, 2015. For the same period, universal life and BOLI unlocking decreased amortization $1.9 million.

Other Operating Expenses

Other operating expenses were $165.3 million for the period of February 1, 2015 to December 31, 2015. Other operating expenses for the insurance companies reflect commissions of $195.0 million, general and administrative expenses of $192.7 million, and taxes, licenses, and fees of $28.7 million, partly offset by ceding allowances of $155.8 million and capitalization of $202.0 million. Marketing company expenses were $106.7 million for the period of February 1, 2015 to December 31, 2015.

Sales

Sales for the segment were $144.5 million for the period of February 1, 2015 to December 31, 2015, comprised primarily of universal life sales.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Other Income

Other income increased $4.9 million, or 4.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase related primarily to higher revenue in the segment’s non-insurance operations.

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

Amortization of DAC and VOBA

DAC and VOBA amortization increased $146.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to differing impacts of unlocking. Unlocking during 2014 increased DAC amortization by $94.0 million, as compared to a decrease of $47.6 million in 2013. The unlocking of DAC during 2014 was largely offset by favorable unlocking impacting benefit and settlement expenses.

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

Impact of Reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(671,487)	$(51,142)	$(830,207)	$(838,023)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(586,030)	(58,501)	(819,301)	(818,597)
Amortization of DAC/VOBA	(5,350)	(3,766)	(57,270)	(45,574)
Other operating expenses(1)	(148,293)	(11,728)	(148,062)	(144,801)
Total benefits and expenses	(739,673)	(73,995)	(1,024,633)	(1,008,972)
NET IMPACT OF REINSURANCE	$68,186	$22,853	$194,426	$170,949

Allowances received	$(155,828)	$(12,413)	$(150,908)	$(169,552)
Less: Amount deferred	7,535	685	2,846	24,751
Allowances recognized (ceded other operating expenses)(1)	$(148,293)	$(11,728)	$(148,062)	$(144,801)

(1)             Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 100% to 340%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

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

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

The ceded premiums and policy fees were primarily comprised of ceded traditional life premiums of $304.4 million and universal life policy fees of $365.2 million.

Ceded benefits and settlement expenses were $586.0 million for the period of February 1, 2015 to December 31, 2015. This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional life ceded benefits activity of $321.0 million was due to ceded death benefits, partly offset by ceded reserves. Universal life ceded benefits of $265.7 million were largely comprised of $239.4 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $5.4 million for the period of February 1, 2015 to December 31, 2015.

Ceded other operating expenses reflect the impact of reinsurance allowances on pre-tax income.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

The ceded premiums and policy fees were primarily comprised of ceded traditional life premiums of $22.6 million and universal life policy fees of $27.2 million. Traditional life ceded premiums for the period January 1, 2015 to January 31, 2015 were impacted by runoff and a number of policies with post level activity.

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

Ceded other operating expenses reflect the impact of reinsurance allowances on pre-tax income.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

The decrease in ceded premiums and policy fees for 2014 as compared to 2013 was caused primarily by lower ceded universal life policy fees of $5.0 million and lower ceded traditional life premiums of $2.3 million. Ceded universal life policy fees decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was due to a $23.5 million reduction in ceded policy fees from a reinsurance settlement, which more than offset the increase in ceded universal life in-force during the year. Ceded traditional life premiums decreased from the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to fluctuations in the number of policies entering their post level period.

Ceded benefits and settlement expenses were higher for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher ceded claims, largely offset by a decrease in change in ceded reserves. Traditional ceded benefits decreased $3.6 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to lower ceded death benefits, largely offset by an increase in ceded reserves. Universal life ceded benefits increased $5.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher ceded claims, largely offset by a decrease in ceded reserves due to the impact of unlocking on ceded premiums. Ceded universal life claims were $72.4 million higher for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

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

Acquisitions

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,023,413	$88,855	$1,171,550	$929,125
Reinsurance ceded	(332,672)	(26,512)	(399,530)	(409,648)
Net premiums and policy fees	690,741	62,343	772,020	519,477
Net investment income	639,422	71,088	874,653	617,298
Other income	11,119	1,240	15,963	6,924
Total operating revenues	1,341,282	134,671	1,662,636	1,143,699
Realized gains (losses)—investments	(173,879)	73,601	162,310	(160,065)
Realized gains (losses)—derivatives	166,027	(68,511)	(104,767)	202,945
Total revenues	1,333,430	139,761	1,720,179	1,186,579
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,054,598	100,693	1,227,751	839,616
Amortization of value of business acquired	2,070	4,803	58,515	71,836
Other operating expenses	89,960	9,041	122,349	78,244
Operating benefits and expenses	1,146,628	114,537	1,408,615	989,696
Amortization related to benefits and settlement expenses	12,884	1,233	20,085	11,770
Amortization of VOBA related to realized gains (losses)—investments	(35)	230	1,516	926
Total benefits and expenses	1,159,477	116,000	1,430,216	1,002,392
INCOME BEFORE INCOME TAX	173,953	23,761	289,963	184,187
Less: realized gains (losses)	(7,852)	5,090	57,543	42,880
Less: amortization related to benefits and settlement expenses	(12,884)	(1,233)	(20,085)	(11,770)
Less: related amortization of VOBA	35	(230)	(1,516)	(926)
OPERATING INCOME	$194,654	$20,134	$254,021	$154,003

The following table summarizes key data for the Acquisitions segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)		(Dollars In Thousands)
Average Life Insurance In-Force(1)(4)
Traditional	$175,316,149	$182,177,575	$188,466,828	$167,594,421
Universal life	32,022,655	33,413,557	34,995,011	27,771,451
	$207,338,804	$215,591,132	$223,461,839	$195,365,872
Average Account Values(5)
Universal life	$4,420,698	$4,486,843	$4,555,949	$3,330,496
Fixed annuity(2)	3,643,397	3,712,578	3,780,914	3,033,811
Variable annuity	1,327,080	1,396,587	1,474,256	583,758
	$9,391,175	$9,596,008	$9,811,119	$6,948,065
Interest Spread—UL & Fixed Annuities(5)
Net investment income yield(3)	4.36%	5.73%	5.64%	5.73%
Interest credited to policyholders	4.06	4.05	3.99	4.00
Interest spread	0.30%	1.68%	1.65%	1.73%

(1)             Amounts are not adjusted for reinsurance ceded.

(2)             Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)             Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

(4)             Excludes $44,812,977 related to the MONY acquisition for the year ended December 31, 2013 (Predecessor Company).

(5)             Excludes the MONY acquisition for the year ended December 31, 2013 (Predecessor Company).

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Operating Revenues

Operating revenues for the segment were $1.3 billion and included net premiums and policy fees of $690.7 million, net investment income of $639.4 million, and other income of $11.1 million. The segment experienced expected runoff in the current period.

Total Benefits and Expenses

Total benefits and expenses were $1.2 billion, primarily due to operating benefits and expenses of $1.1 billion. Operating benefits and expenses included benefits and settlement expenses of $1.1 billion, amortization of VOBA of $2.1 million, and other operating expenses of $90.0 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $12.8 million to total benefits and expenses.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

Segment Operating Income

Operating income was $254.0 million for the year ended December 31, 2014, an increase of $100.0 million, or 64.9%, as compared to the year ended December 31, 2013 primarily due to increased earnings from the MONY acquisition and a favorable change in unlocking of $19.3 million. The MONY acquisition operating income was $109.5 million for the year ended December 31, 2014, an increase of $84.3 million compared to 2013. This increase was due to a full year of MONY results being included in 2014 compared to only one quarter in 2013. Expected runoff offset other favorable items.

Operating Revenues

Net premiums and policy fees increased $252.5 million, or 48.6%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The impact of the MONY acquisition increased $277.4 million in 2014 compared to 2013, which reflects four quarters in 2014 as compared to one quarter in 2013. In addition, a 2014 reinsurance recapture increased net premiums $9.0 million compared to 2013. This increase was partly offset by expected runoff. Net investment income increased $257.3 million, or 41.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the MONY acquisition, which was offset by expected runoff of other blocks of business.

Total Benefits and Expenses

Total benefits and expenses increased $427.8 million, or 42.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was due to a $493.6 million impact from the MONY acquisition which was partly offset by more favorable unlocking, a reinsurance recapture, and the expected runoff of the in-force business. Unlocking was a favorable $14.1 million for the year ended December 31, 2014, as compared to unfavorable unlocking of $5.2 million for the year ended December 31, 2013.

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

Impact of Reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(332,672)	$(26,512)	$(399,530)	$(409,648)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(326,068)	(25,832)	(340,647)	(330,153)
Amortization of value of business acquired	(260)	(233)	(13,885)	(8,968)
Other operating expenses	(43,284)	(3,647)	(45,596)	(50,159)
Total benefits and expenses	(369,612)	(29,712)	(400,128)	(389,280)

NET IMPACT OF REINSURANCE(1)	$36,940	$3,200	$598	$(20,368)

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

The net impact of reinsurance activity for the period of February 1, 2015 to December 31, 2015 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.  Ceded claims included an unusually elevated level of claims in a block that is assumed and then one hundred percent ceded to a third party.

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

Annuities

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$138,146	$12,473	$149,825	$132,317
Reinsurance ceded	—	—	—	—
Net premiums and policy fees	138,146	12,473	149,825	132,317
Net investment income	297,114	37,189	465,845	468,322
Realized gains (losses)—derivatives	(70,558)	(6,156)	(70,666)	(59,737)
Other income	149,078	12,980	149,569	125,511
Total operating revenues	513,780	56,486	694,573	666,413
Realized gains (losses)—investments	(5,743)	(145)	9,601	8,418
Realized gains (losses)—derivatives, net of economic cost	(64,618)	(48,457)	(170,770)	39,721
Total revenues	443,419	7,884	533,404	714,552
BENEFITS AND EXPENSES
Benefits and settlement expenses	226,127	27,485	307,168	321,456
Amortization of DAC and VOBA	(18,524)	5,911	41,162	48,207
Other operating expenses	125,946	9,926	118,632	112,620
Operating benefits and expenses	333,549	43,322	466,962	482,283
Amortization related to benefits and settlement expenses	697	3,128	9,281	(2,036)
Amortization of DAC/VOBA related to realized gains (losses)—investments	(22,547)	(13,617)	(45,813)	14,627
Total benefits and expenses	311,699	32,833	430,430	494,874
INCOME (LOSS) BEFORE INCOME TAX	131,720	(24,949)	102,974	219,678
Less: realized gains (losses)—investments	(5,743)	(145)	9,601	8,418
Less: realized gains (losses)—derivatives, net of economic cost	(64,618)	(48,457)	(170,770)	39,721
Less: amortization related to benefits and settlement expenses	(697)	(3,128)	(9,281)	2,036
Less: related amortization of DAC/VOBA	22,547	13,617	45,813	(14,627)
OPERATING INCOME	$180,231	$13,164	$227,611	$184,130

The following table summarizes key data for the Annuities segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
Fixed annuity	$566,290	$28,335	$831,147	$693,128
Variable annuity	1,096,113	59,115	952,641	1,866,494
	$1,662,403	$87,450	$1,783,788	$2,559,622
Average Account Values
Fixed annuity(1)	$8,223,481	$8,171,438	$8,220,560	$8,233,343
Variable annuity	12,506,856	12,365,217	12,309,922	10,696,375
	$20,730,337	$20,536,655	$20,530,482	$18,929,718
Interest Spread—Fixed Annuities(2)
Net investment income yield	3.71%	5.22%	5.44%	5.50%
Interest credited to policyholders	2.88	3.17	3.33	3.53
Interest spread	0.83%	2.05%	2.11%	1.97%

(1)             Includes general account balances held within VA products.

(2)             Interest spread on average general account values.

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(14,818)	$1,413	$27,801	$(31,216)
Equity futures - VA	(5,033)	9,221	(26,104)	(52,640)
Currency futures - VA	7,169	7,778	14,433	(469)
Variance swaps - VA	—	—	(744)	(11,310)
Equity options - VA	(27,733)	3,047	(41,216)	(95,022)
Volatility options - VA	—	—	—	(115)
Interest rate swaptions - VA	(13,354)	9,268	(22,280)	1,575
Interest rate swaps - VA	(85,942)	122,710	214,164	(157,408)
Embedded derivative - GMWB(1)	4,412	(207,018)	(401,354)	325,497
Total derivatives related to VA contracts	(135,299)	(53,581)	(235,300)	(21,108)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(738)	1,769	(16,932)	(942)
Equity futures - FIA	(355)	(184)	870	173
Volatility futures - FIA	5	—	20	(5)
Equity options - FIA	1,211	(2,617)	9,906	1,866
Total derivatives related to FIA contracts	123	(1,032)	(6,136)	1,092
Economic cost - VA GMWB(2)	70,558	6,156	70,666	59,737
Realized gains (losses) - derivatives, net of economic cost	$(64,618)	$(48,457)	$(170,770)	$39,721

(1)             Includes impact of nonperformance risk of $2.2 million, $11.8 million, $(5.3) million, and $(18.3) million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

(2)             Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$266,950	$93,061
GMDB Reserves	33,141	25,960
GMWB and GMAB Reserves	181,622	245,127
Account value subject to GMWB rider	9,306,644	9,738,496
GMWB Benefit Base	10,304,939	9,837,891
GMAB Benefit Base	4,323	4,967
S&P 500® Index	2,044	2,059

(1)             Guaranteed benefits in excess of contract holder account balance.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Operating Revenues

Segment operating revenues were $513.8 million for the period of February 1, 2015 to December 31, 2015. Operating revenue consisted of $297.1 million of net investment income, $138.1 million of policy fees, $149.1 million in other income, and $70.6 million related to GMWB economic cost from the VA line of business.

Benefits and Settlement Expenses

Benefits and settlement expenses were $226.1 million for the period of February 1, 2015 to December 31, 2015. Included in that amount was $0.8 million in unfavorable SPIA mortality results, an increase in guaranteed benefit reserves of $5.2 million primarily from the VA line of business, and $1.9 million of unfavorable unlocking.

Amortization of DAC and VOBA

DAC and VOBA amortization was $18.5 million favorable for the period of February 1, 2015 to December 31, 2015 due to the allocation of negative VOBA to some of the products within the segment. There was $4.4 million of favorable unlocking recorded by the segment during the period of February 1, 2015 to December 31, 2015.

Other Operating Expenses

Other operating expenses were $125.9 million for the period of February 1, 2015 to December 31, 2015. Operating expenses consisted of $31.8 million in acquisition expenses, $47.0 million in maintenance and overhead expenses, and $47.2 million in commission expenses.

Sales

Total sales were $1.7 billion for the period of February 1, 2015 to December 31, 2015. Fixed annuity sales were $566.3 million and variable annuity sales were $1.1 billion.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Amortization of DAC and VOBA

The decrease in DAC and VOBA amortization for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to a favorable change in normal amortization primarily due to lower rates of amortization in the VA line. The segment recorded favorable DAC unlocking of $15.7 million for the year ended December 31, 2014, as compared to favorable unlocking of $15.9 million for the year ended December 31, 2013.

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

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Net investment income	$78,459	$6,888	$107,170	$123,798
Other income	133	—	3,536	759
Total operating revenues	78,592	6,888	110,706	124,557
Realized gains (losses)	1,078	1,293	16,947	(1,767)
Total revenues	79,670	8,181	127,653	122,790
BENEFITS AND EXPENSES
Benefits and settlement expenses	19,348	2,255	35,559	41,793
Amortization of DAC and VOBA	43	25	380	398
Other operating expenses	2,620	79	1,413	1,805
Total benefits and expenses	22,011	2,359	37,352	43,996
INCOME BEFORE INCOME TAX	57,659	5,822	90,301	78,794
Less: realized gains (losses)	1,078	1,293	16,947	(1,767)
OPERATING INCOME	$56,581	$4,529	$73,354	$80,561

The following table summarizes key data for the Stable Value Products segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
GIC	$114,700	$—	$41,650	$494,582
GFA—Direct Institutional	699,648	—	50,000	—
	$814,348	$—	$91,650	$494,582

Average Account Values	$1,933,838	$1,932,722	$2,384,824	$2,537,307
Ending Account Values	$2,131,822	$1,911,751	$1,959,488	$2,559,552

Operating Spread
Net investment income yield	4.36%	4.28%	4.50%	4.88%
Other income yield	0.01	—	0.17	0.03
Interest credited	1.12	1.40	1.49	1.65
Operating expenses	0.15	0.07	0.08	0.09
Operating spread	3.10%	2.81%	3.10%	3.17%

Adjusted operating spread(1)	1.88%	2.76%	2.71%	2.67%

(1)             Excludes participating mortgage loan income and other income.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Segment Operating Income

Operating income of $56.6 million was primarily due to activity in average account values, operating spreads, and participating mortgage income. Participating mortgage income was $23.0 million and the adjusted operating spread, which excludes participating income, was 188 basis points.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Segment Operating Income

Operating income of $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Asset Protection

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$278,937	$23,127	$275,527	$267,917
Reinsurance ceded	(150,599)	(12,302)	(143,849)	(129,513)
Net premiums and policy fees	128,338	10,825	131,678	138,404
Net investment income	17,459	1,878	22,703	23,179
Other income	115,896	9,250	121,630	116,734
Total operating revenues	261,693	21,953	276,011	278,317
BENEFITS AND EXPENSES
Benefits and settlement expenses	101,881	7,592	96,379	101,696
Amortization of DAC and VOBA	25,211	1,820	25,257	30,505
Other operating expenses	113,974	10,121	121,895	119,321
Total benefits and expenses	241,066	19,533	243,531	251,522
INCOME BEFORE INCOME TAX	20,627	2,420	32,480	26,795
OPERATING INCOME	$20,627	$2,420	$32,480	$26,795

The following table summarizes key data for the Asset Protection segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
Credit insurance	$23,837	$2,088	$29,399	$33,637
Service contracts	371,242	28,835	383,969	369,514
GAP	87,017	6,318	73,610	66,646
	$482,096	$37,241	$486,978	$469,797
Loss Ratios(1)
Credit insurance	28.8%	27.9%	27.7%	36.1%
Service contracts	85.4	82.4	87.7	91.2
GAP	83.9	56.6	55.4	43.2

(1)             Incurred claims as a percentage of earned premiums

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Net Premiums and Policy Fees

Net premiums and policy fees were $128.3 million which consisted of service contract premiums of $77.0 million, GAP premiums of $38.7 million, and credit insurance premiums of $12.6 million.

Other Income

Other income activity consisted of $96.7 million from the service contract line, $19.1 million from the GAP product line, and $0.1 million from the credit insurance line.

Benefits and Settlement Expenses

Benefits and settlement expenses activity was $65.8 million in service contract claims, $32.5 million in GAP claims and $3.6 million in credit insurance claims.

Amortization of DAC and VOBA and Other Operating Expenses

Amortization of DAC and VOBA consisted of $13.2 million in the credit insurance line, $11.2 million in the GAP line, and $0.8 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $114.0 million including activity in all products lines.

Sales

Total segment sales consisted of $371.2 million in the service contract line, $87.0 million in the GAP product line, and credit insurance sales of $23.8 million.

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

Sales

Total segment sales consisted of $28.8 million in the service contract line, $6.3 million in the GAP product line, and credit insurance sales of $2.1 million.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Amortization of DAC and VOBA and Other Operating Expenses

Amortization of DAC and VOBA was $5.2 million, or 17.2%, lower for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to lower DAC balances in the service contract line and a change in the mix of business in the GAP product line. Other operating expenses increased $2.6 million, or 2.2%, for the year ended December 31, 2014 primarily due to higher sales.

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

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis generally at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	Successor Company	Predecessor Company
	February 1, 2015 to	January 1, 2015 to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(150,599)	$(12,302)	$(143,849)	$(129,513)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(65,895)	(4,659)	(60,245)	(55,651)
Amortization of DAC/VOBA	(637)	(520)	(6,424)	(6,953)
Other operating expenses	(4,162)	(531)	(6,921)	(6,215)
Total benefits and expenses	(70,694)	(5,710)	(73,590)	(68,819)

NET IMPACT OF REINSURANCE(1)	$(79,905)	$(6,592)	$(70,259)	$(60,694)

(1)             Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Reinsurance premiums ceded of $150.6 million consisted of ceded premiums in the service contract line of $114.2 million, ceded premiums in the GAP product line of $20.5 million, and ceded premiums in the credit insurance line of $15.9 million.

Benefits and settlement expenses ceded consisted of $51.1 million in service contract ceded claims, $11.6 million in GAP ceded claims, and $3.2 million in credit insurance ceded claims.

Other operating expenses ceded of $4.2 million was mainly due to ceded activity in the credit insurance and GAP product lines.

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies’ profitability on business that we cede.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies’ profitability on business that we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$13,896	$1,343	$16,473	$18,160
Reinsurance ceded	(220)	—	(11)	(11)
Net premiums and policy fees	13,676	1,343	16,462	18,149
Net investment income	154,055	10,677	173,349	163,819
Other income	808	141	11,657	21,232
Total operating revenues	168,539	12,161	201,468	203,200
Realized gains (losses)—investments	(2,254)	4,919	(3,885)	3,363
Realized gains (losses)—derivatives	82	455	(609)	5,392
Total revenues	166,367	17,535	196,974	211,955
BENEFITS AND EXPENSES
Benefits and settlement expenses	14,568	1,722	20,001	22,330
Amortization of DAC and VOBA	27	87	485	625
Other operating expenses	179,011	20,496	237,702	220,807
Total benefits and expenses	193,606	22,305	258,188	243,762
INCOME (LOSS) BEFORE INCOME TAX	(27,239)	(4,770)	(61,214)	(31,807)
Less: realized gains (losses)—investments	(2,254)	4,919	(3,885)	3,363
Less: realized gains (losses)—derivatives	82	455	(609)	5,392
OPERATING INCOME (LOSS)	$(25,067)	$(10,144)	$(56,720)	$(40,562)

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Operating Revenues

Operating revenues of $168.5 million were primarily due to $154.1 million of investment income which represents income on assets supporting our equity capital.

Total Benefits and Expenses

Total benefits and expenses of $193.6 million were primarily due to $179.0 million of other operating expenses which included corporate overhead expenses and $82.0 million of interest expense.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

CONSOLIDATED INVESTMENTS

As of December 31, 2015 (Successor Company), our investment portfolio was approximately $45.2 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	Successor Company		Predecessor Company
	As of		As of
	December 31, 2015		December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2015 Successor - $29,898,554; 2014 Predecessor - $26,374,714)	$27,444,771	60.7%	$28,850,812	63.1%
Privately issued bonds (amortized cost: 2015 Successor - $9,083,251; 2014 Predecessor - $7,798,528)	8,654,911	19.1	8,360,177	18.3
Preferred stock (amortized cost: 2015 Successor - $68,558)	66,882	0.1	—	—
Fixed maturities	36,166,564	79.9	37,210,989	81.4
Equity securities (cost: 2015 Successor - $732,485; 2014 Predecessor $778,744)	739,263	1.6	803,230	1.8
Mortgage loans	5,662,812	12.6	5,133,780	11.2
Investment real estate	11,118	—	5,918	—
Policy loans	1,699,508	3.8	1,758,237	3.8
Other long-term investments	622,567	1.4	514,639	1.1
Short-term investments	268,718	0.7	250,645	0.7
Total investments	$45,170,550	100.0%	$45,677,438	100.0%

Included in the preceding table are $2.7 billion and $2.8 billion of fixed maturities and $61.7 million and $95.1 million of short-term investments classified as trading securities as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The trading portfolio includes invested assets of $2.7 billion and $2.8 billion as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $593.3 million and $435.0 million of securities classified as held-to-maturity as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The preferred stock shown above as of December 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Fixed Maturity Investments

As of December 31, 2015 (Successor Company), our fixed maturity investment holdings were approximately $36.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor Company	Predecessor Company
	As of	As of
Rating	December 31, 2015	December 31, 2014
AAA	14.4%	12.3%
AA	7.9	7.3
A	32.1	33.1
BBB	39.0	40.9
Below investment grade	4.9	5.2
Not rated	1.7	1.2
	100.0%	100.0%

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

The distribution of our fixed maturity investments by type is as follows:

	Successor Company	Predecessor Company
	As of	As of
Type	December 31, 2015	December 31, 2014
	(Dollars In Millions)	(Dollars In Millions)
Corporate securities	$27,184.3	$28,857.6
Residential mortgage-backed securities	2,051.9	1,706.4
Commercial mortgage-backed securities	1,433.6	1,328.4
Other asset-backed securities	1,072.5	1,114.0
U.S. government-related securities	1,770.5	1,679.3
Other government-related securities	76.6	77.2
States, municipals, and political subdivisions	1,917.0	2,013.1
Preferred stock	66.9	—
Other	593.3	435.0
Total fixed income portfolio	$36,166.6	$37,211.0

The preferred stock shown above as of December 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $32.9 billion, or 91.0%, of our fixed maturities as “available-for-sale” as of December 31, 2015 (Successor Company). These securities are carried at fair value on our consolidated balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $593.3 million, or 1.6%, of our fixed maturities as “held-to-maturity” as of December 31, 2015 (Successor Company). These securities are carried at amortized cost on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 7.4%, of our fixed maturities and $61.7 million of short-term investments as of December 31, 2015 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor Company	Predecessor Company
	As of	As of
Rating	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
AAA	$542,080	$478,632
AA	309,852	290,255
A	752,419	910,669
BBB	771,501	824,143
Below investment grade	288,197	312,594
Total Modco trading fixed maturities	$2,664,049	$2,816,293

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2015 (Successor Company), were approximately $4.6 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential Mortgage-Backed Securities—As of December 31, 2015 (Successor Company), our RMBS portfolio was approximately $2.1 billion. As of December 31, 2014 (Predecessor Company), our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of December 31, 2015 (Successor Company).

Type	Percentage of Residential Mortgage-Backed Securities
Sequential	36.3%
PAC	29.2
Pass Through	12.8
Other	21.7
100.0%

Rating	Percentage of Residential Mortgage-Backed Securities
AAA	77.3%
AA	0.1
A	0.2
BBB	0.3
Below investment grade	22.1%
100.0%

Alt-A Collateralized Holdings

As of December 31, 2015 (Successor Company), we held securities with a fair value of $304.5 million, or 0.7% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $351.6 million supported by collateral classified as Alt-A. We include in this classification certain whole loan securities where such securities have underlying mortgages with a high level of limited loan documentation. As of December 31, 2015 (Successor Company), these securities had a fair value of $113.7 million and an unrealized loss of $2.5 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2015 (Successor Company):

Rating	Percentage of Alt-A Securities
BBB	0.9%
Below investment grade	99.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2015 (Successor Company):

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
BBB	$2.8	$—	$—	$—	$—	$2.8
Below investment grade	301.7	—	—	—	—	301.7
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$304.5	$—	$—	$—	$—	$304.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
BBB	$—	$—	$—	$—	$—	$—
Below investment grade	(6.4)	—	—	—	—	(6.4)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(6.4)	$—	$—	$—	$—	$(6.4)

Sub-Prime Collateralized Holdings

As of December 31, 2015 (Successor Company), we held securities with a total fair value of $1.4 million that were supported by collateral classified as sub-prime. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.7 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of December 31, 2015 (Successor Company), we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.7 billion, or 3.9%, of total invested assets. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2015 (Successor Company):

Rating	Percentage of Prime Securities
AAA	90.8%
AA	0.1
A	0.2
BBB	0.2
Below investment grade	8.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2015 (Successor Company):

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$735.1	$74.2	$157.2	$160.2	$458.7	$1,585.4
AA	—	—	—	1.4	—	1.4
A	3.5	—	—	—	—	3.5
BBB	2.8	—	—	—	—	2.8
Below investment grade	152.9	—	—	—	—	152.9
Total mortgage-backed securities collateralized by prime mortgage loans	$894.3	$74.2	$157.2	$161.6	$458.7	$1,746.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(1.9)	$(1.6)	$(3.6)	$1.0	$0.6	$(5.5)
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
Below investment grade	(0.7)	—	—	—	—	(0.7)
Total mortgage-backed securities collateralized by prime mortgage loans	$(2.6)	$(1.6)	$(3.6)	$1.0	$0.6	$(6.2)

Commercial Mortgage-Backed Securities—Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2015 (Successor Company), the CMBS holdings were approximately $1.4 billion. As of December 31, 2014 (Predecessor Company), the CMBS holdings were approximately $1.3 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2015 (Successor Company):

Rating	Percentage of Commercial Mortgage-Backed Securities
AAA	69.9%
AA	17.7
A	11.5
BBB	0.9
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2015 (Successor Company):

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$330.1	$312.3	$148.4	$157.6	$54.0	$1,002.4
AA	57.9	42.8	29.9	59.0	63.9	253.5
A	78.9	14.4	19.9	—	51.3	164.5
BBB	13.2	—	—	—	—	13.2
Total commercial mortgage-backed securities	$480.1	$369.5	$198.2	$216.6	$169.2	$1,433.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(8.3)	$(10.8)	$(5.4)	$(8.2)	$(0.7)	$(33.4)
AA	(2.2)	(1.4)	(1.0)	(3.8)	(0.2)	(8.6)
A	(0.9)	(0.3)	(0.9)	—	(0.7)	(2.8)
BBB	—	—	—	—	—	—
Total commercial mortgage-backed securities	$(11.4)	$(12.5)	$(7.3)	$(12.0)	$(1.6)	$(44.8)

Other Asset-Backed Securities—Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2015 (Successor Company), these holdings were approximately $1.1 billion. As of December 31, 2014 (Predecessor Company), these holdings were approximately $1.1 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2015 (Successor Company):

Rating	Percentage of Other Asset- Backed Securities
AAA	55.5%
AA	18.4
A	14.3
BBB	1.3
Below investment grade	10.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2015 (Successor Company):

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$489.9	$41.6	$18.4	$29.8	$15.5	$595.2
AA	149.5	47.6	—	—	—	197.1
A	60.6	47.4	30.5	13.3	2.0	153.8
BBB	13.5	—	—	—	—	13.5
Below investment grade	112.9	—	—	—	—	112.9
Total other asset-backed securities	$826.4	$136.6	$48.9	$43.1	$17.5	$1,072.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(10.1)	$(1.7)	$(1.0)	$(0.8)	$(0.1)	$(13.7)
AA	2.4	(0.7)	—	—	—	1.7
A	(4.4)	(0.5)	(0.6)	(0.7)	—	(6.2)
BBB	(0.1)	—	—	—	—	(0.1)
Below investment grade	(1.2)	—	—	—	—	(1.2)
Total other asset-backed securities	$(13.4)	$(2.9)	$(1.6)	$(1.5)	$(0.1)	$(19.5)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2015 (Successor Company), over 98.3% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor Company		Predecessor Company
	As of December 31, 2015	% Fair Value	As of December 31, 2014	% Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,373,418	9.3%	$2,933,212	7.9%
Other finance	482,676	1.3	666,403	1.8
Electric utility	3,709,684	10.2	4,062,991	10.9
Energy and natural gas	3,948,469	10.9	4,598,633	12.4
Insurance	2,929,190	8.1	2,972,363	8.0
Communications	1,338,544	3.7	1,504,581	4.0
Basic industrial	1,483,634	4.1	1,764,175	4.7
Consumer noncyclical	3,139,178	8.7	3,247,522	8.7
Consumer cyclical	1,717,786	4.7	1,989,115	5.3
Finance companies	118,214	0.3	242,081	0.7
Capital goods	1,422,675	3.9	1,371,046	3.7
Transportation	972,341	2.7	995,112	2.7
Other industrial	315,961	0.9	338,285	0.9
Brokerage	550,787	1.5	607,445	1.6
Technology	1,326,057	3.7	1,079,840	2.9
Real estate	189,955	0.5	246,712	0.7
Other utility	232,601	0.6	238,088	0.6
Commercial mortgage-backed securities	1,433,630	4.0	1,328,363	3.6
Other asset-backed securities	1,072,474	3.0	1,113,955	3.0
Residential mortgage-backed non-agency securities	1,102,310	3.0	779,612	2.1
Residential mortgage-backed agency securities	949,621	2.6	926,760	2.5
U.S. government-related securities	1,770,524	4.9	1,679,356	4.5
Other government-related securities	76,567	0.2	77,204	0.2
State, municipals, and political divisions	1,916,954	5.3	2,013,135	5.4
Other	593,314	1.9	435,000	1.2
Total	$36,166,564	100.0%	$37,210,989	100.0%

The preferred stock shown above as of December 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of December 31, 2015 (Successor Company), our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $36.2 billion, which was 7.7% below amortized cost of $39.2 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2015 (Successor Company), our mortgage loan holdings were approximately $5.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of December 31, 2015 (Successor Company), assuming the loans are called at their next call dates, approximately $143.5 million will be due in 2016, $854.5 million in 2017 through 2021, $242.5 million in 2022 through 2026, and $11.3 million thereafter.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $449.2 million and $553.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), we recognized $29.8 million, $0.1 million, and $16.7 million of participating mortgage loan income, respectively.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2015 (Successor Company) there were no allowances for mortgage loan credit losses and as of December 31, 2014 (Predecessor Company), our allowance for mortgage loan credit losses was $5.7 million. While our mortgage loans do not have quoted market values, as of December 31, 2015 (Successor Company), we estimated the fair value of our mortgage loans to be $5.5 billion (using discounted cash flows from the next call date), which was approximately 2.3% less than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of December 31, 2015 (Successor Company), approximately $4.7 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to December 31, 2015 (Successor Company), we accepted or agreed to accept assets of $15.8 million in satisfaction of $21.1 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. Of the amounts accepted or agreed to accept in satisfaction of principal during the period of February 1, 2015 to December 31, 2015 (Successor Company), $3.7 million related to foreclosures. These transactions resulted in no material realized losses in our investment in mortgage loans net of existing allowances for mortgage loans losses for the period of February 1, 2015 to December 31, 2015 (Successor Company). Of the mortgage loan transactions accounted for as troubled debt restructurings, none remain on our balance sheet as of December 31, 2015 (Successor Company).

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2015 (Successor Company), $4.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). We foreclosed on $3.7 million nonperforming loans during the period of February 1, 2015 to December 31, 2015 (Successor Company). We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

As of December 31, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2015 (Successor Company):

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$4,681,576	14.2%
AA	2,555,877	7.8
A	10,847,711	33.0
BBB	13,332,612	40.5
Investment grade	31,417,776	95.5
BB	1,027,982	3.1
B	134,766	0.4
CCC or lower	328,677	1.0
Below investment grade	1,491,425	4.5
Total	$32,909,201	100.0%

Not included in the table above are $2.4 billion of investment grade and $288.2 million of below investment grade fixed maturities classified as trading securities and $593.3 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2015 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2015 (Successor Company):

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal National Mortgage Association	$211.5	$—	$211.5
Wells Fargo & Co.	198.8	2.3	201.1
AT&T Inc.	199.1	—	199.1
Berkshire Hathaway Inc.	198.9	—	198.9
JP Morgan Chase and Company	158.9	22.3	181.2
Bank of America Corp.	175.3	0.9	176.2
General Electric	174.4	—	174.4
Duke Energy Corp.	174.3	—	174.3
Comcast Corp.	169.2	—	169.2
Nextera Energy Inc.	159.7	—	159.7
Total	$1,820.1	$25.5	$1,845.6

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the period of February 1, 2015 to December 31, 2015 (Successor Company), we concluded that approximately $27.0 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $1.6 million of non-credit losses in other comprehensive income (loss). For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we concluded that approximately $0.5 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings as well as $0.1 million of non-credit losses recorded in other comprehensive income.

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

During 2014 and 2015, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings.  For the period of February 1, 2015 to December 31, 2015 (Successor Company), we concluded that certain investment securities within the energy and natural gas sector that were in an unrealized loss position were other-than-temporarily impaired due to credit related factors, resulting in a $0.1 million impairment recognized in net income.

The energy and natural gas sector securities in an unrealized loss position held as of December 31, 2015 (Successor Company) are presented in the following tables:

Energy and Natural Gas
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Midstream	$1,477,271	$1,800,248	$(322,977)	46.7%
Integrated	588,821	697,921	(109,100)	15.8
Distributors	580,423	658,836	(78,413)	11.3
Independent	395,383	466,186	(70,803)	10.2
Oil Field Services	533,523	618,864	(85,341)	12.3
Refining	149,860	174,645	(24,785)	3.7
Total	$3,725,281	$4,416,700	$(691,419)	100.0%

Energy and Natural Gas
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Distributors	$314,281	$342,217	$(27,936)	4.1%
	Independent	49,034	53,309	(4,275)	0.6
	Integrated	253,735	295,450	(41,715)	6.0
	Midstream	156,410	182,688	(26,278)	3.8
	Oil Field Services	151,194	166,476	(15,282)	2.2

BBB	Distributors	248,845	289,484	(40,639)	5.9
	Independent	341,382	407,777	(66,395)	9.6
	Integrated	311,377	372,930	(61,553)	8.9
	Midstream	1,183,792	1,448,195	(264,403)	38.2
	Oil Field Services	311,158	373,729	(62,571)	9.1
	Refining	139,815	164,244	(24,429)	3.5
Total investment grade		3,461,023	4,096,499	(635,476)	91.9

Below investment grade	Distributors	17,298	27,135	(9,837)	1.4
	Independent	4,967	5,100	(133)	—
	Integrated	23,709	29,542	(5,833)	0.8
	Midstream	137,069	169,365	(32,296)	4.7
	Oil Field Services	71,170	78,658	(7,488)	1.1
	Refining	10,045	10,401	(356)	0.1
Total below investment grade		264,258	320,201	(55,943)	8.1
Total energy and natural gas		$3,725,281	$4,416,700	$(691,419)	100.0%

During 2015, the metals and mining sector (a sub-sector of the basic industrial sector) experienced increased volatility due to the decline in precious and base metal prices. A prolonged decline in these prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in these prices. Many of these companies have displayed financial discipline by reducing capital expenditures and reducing dividends to conserve cash and maintain their credit ratings. For the period of February 1, 2015 to December 31, 2015 (Successor Company), we concluded that certain investment securities within the metals and mining sector that were in an unrealized loss position were other-than-temporarily impaired due to credit related factors, resulting in a $26.5 million impairment recognized in net income.

The basic industrial sector securities in an unrealized loss position held as of December 31, 2015 (Successor Company) are presented in the following tables:

Basic Industrial
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Chemicals	$664,746	$759,098	$(94,352)	37.1%
Metals and Mining	600,528	749,438	(148,910)	58.6
Paper	138,738	149,764	(11,026)	4.3
Total	$1,404,012	$1,658,300	$(254,288)	100.0%

Basic Industrial
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Chemicals	$272,199	$304,022	$(31,823)	12.5%
	Metals and Mining	189,633	220,968	(31,335)	12.3

BBB	Chemicals	392,107	453,596	(61,489)	24.2
	Metals and Mining	245,332	309,048	(63,716)	25.1
	Paper	138,738	149,764	(11,026)	4.3
Total investment grade		1,238,009	1,437,398	(199,389)	78.4

Below investment grade	Chemicals	440	1,480	(1,040)	0.4
	Metals and Mining	165,563	219,422	(53,859)	21.2
Total below investment grade		166,003	220,902	(54,899)	21.6
Total basic industrial		$1,404,012	$1,658,300	$(254,288)	100.0%

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$508.0	$759.3	$1,267.3
Netherlands	161.4	189.4	350.8
Switzerland	164.6	148.0	312.6
France	106.6	193.9	300.5
Germany	113.9	115.0	228.9
Spain	23.1	198.4	221.5
Sweden	129.9	31.5	161.4
Norway	12.1	88.1	100.2
Italy	—	92.5	92.5
Belgium	—	88.5	88.5
Ireland	11.0	55.9	66.9
Luxembourg	—	43.4	43.4
Total securities	1,230.6	2,003.9	3,234.5
Derivatives:
Germany	30.8	—	30.8
United Kingdom	29.6	—	29.6
Switzerland	9.3	—	9.3
France	4.4	—	4.4
Total derivatives	74.1	—	74.1
Total securities	$1,304.7	$2,003.9	$3,308.6

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturity gains - sales	$8,650	$6,920	$76,327	$69,515
Fixed maturity losses - sales	(7,368)	(29)	(1,168)	(6,335)
Equity gains - sales	95	—	1,793	3,276
Equity losses - sales	(1,096)	—	—	—
Impairments on fixed maturity securities	(26,993)	(481)	(7,275)	(19,100)
Impairments on equity securities	—	—	—	(3,347)
Modco trading portfolio	(167,359)	73,062	142,016	(178,134)
Other	192	1,200	(13,566)	(11,859)
Total realized gains (losses) - investments	$(193,879)	$80,672	$198,127	$(145,984)

Derivatives related to VA contracts:
Interest rate futures - VA	$(14,818)	$1,413	$27,801	$(31,216)
Equity futures - VA	(5,033)	9,221	(26,104)	(52,640)
Currency futures - VA	7,169	7,778	14,433	(469)
Variance swaps - VA	—	—	(744)	(11,310)
Equity options - VA	(27,733)	3,047	(41,216)	(95,022)
Volatility options - VA	—	—	—	(115)
Interest rate swaptions - VA	(13,354)	9,268	(22,280)	1,575
Interest rate swaps - VA	(85,942)	122,710	214,164	(157,408)
Embedded derivative- GMWB	4,412	(207,018)	(401,354)	325,497
Total derivatives related to VA contracts	(135,299)	(53,581)	(235,300)	(21,108)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(738)	1,769	(16,932)	(942)
Equity futures - FIA	(355)	(184)	870	173
Volatility futures - FIA	5	—	20	(5)
Equity options - FIA	1,211	(2,617)	9,906	1,866
Total derivatives related to FIA contracts	123	(1,032)	(6,136)	1,092
Derivatives related to IUL contracts:
Embedded derivative - IUL	(614)	(486)	(8)	—
Equity futures - IUL	144	3	15	—
Equity options - IUL	(540)	(115)	150	—
Total derivatives related to IUL contracts	(1,010)	(598)	157	—
Embedded derivative - Modco reinsurance treaties	166,092	(68,026)	(105,276)	205,176
Interest rate swaps	—	—	—	2,985
Other derivatives	91	(37)	(323)	(14)
Total realized gains (losses) - derivatives	$29,997	$(123,274)	$(346,878)	$188,131

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the period of February 1, 2015 to December 31, 2015 (Successor Company), we concluded that approximately $27.0 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, $1.6 million of non-credit losses was recorded in other comprehensive income (loss). For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $0.5 million due to credit-related factors, resulting in a charge to earnings as well as $0.1 million of non-credit losses recorded in other comprehensive income. For the year ended December 31, 2014 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $7.3 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended
	December 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Millions)	(Dollars In Millions)
Alt-A MBS	$—	$0.3	$3.6
Other MBS	0.2	0.2	2.9
Corporate securities	26.6	—	—
Other	0.2	—	0.8
Total	$27.0	$0.5	$7.3

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value of $178.4 million and $0.4 million, respectively. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below for the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company):

	Successor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$24,700	13.8%	$(1,570)	18.6%
>90 days but <= 180 days	44,860	25.2	(2,513)	29.7
>180 days but <= 270 days	57,411	32.2	(3,358)	39.7
>270 days but <= 1 year	51,444	28.8	(1,023)	12.0
>1 year	—	—	—	—
Total	$178,415	100.0%	$(8,464)	100.0%

	Predecessor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$87	20.1%	$(6)	20.8%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	4	0.9	—	1.5
>1 year	344	79.0	(23)	77.7
Total	$435	100.0%	$(29)	100.0%

For the period of February 1, 2015 to December 31, 2015 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $178.4 million. The loss realized on the sale of these securities was $8.5 million for the period of February 1, 2015 to December 31, 2015 (Successor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. We had an immaterial loss for the period of January 1, 2015 to January 31, 2015 (Predecessor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized gain position with a fair value of $950.9 million and $172.6 million, respectively. The gain realized on the sale of these securities was $8.7 million and $6.9 million, respectively.

The $0.2 million of other realized gains recognized for the period of February 1, 2015 to December 31, 2015 (Successor Company), consisted of realized gains of $1.4 million related to the sale of a partnership and $2.5 million related to a decrease in mortgage loan reserves. These gains were partially offset by realized losses of $3.7 million related to mortgage loans.

The $1.2 million of other realized gains recognized for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily consisted of a decrease in the mortgage loan reserves of $2.3 million, mortgage loan losses of $1.0 million, and partnership losses of $0.1 million.

For the period of February 1, 2015 to December 31, 2015 (Successor Company) net losses of $167.4 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $7.0 million of losses were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business.

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

The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $166.1 million during the period of February 1, 2015 to December 31, 2015 (Successor Company). These gains were due to higher credit spreads and treasury yields.

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

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we experienced net realized losses on derivatives related to VA contracts of approximately $135.3 million and $53.6 million, respectively. These net losses on derivatives related to VA contracts in addition to capital market impacts were affected by changes in the lowering of assumed lapses used to value the GMWB embedded derivatives.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax gains of $0.1 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), and immaterial losses for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Unrealized Gains and Losses—Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2015 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $2.9 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2015 (Successor Company), and an overall net unrealized gain of $3.1 billion as of December 31, 2014 (Predecessor Company).

For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2015 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$10,420,338	34.4%	$11,272,462	33.9%	$(852,124)	29.1%
>90 days but <= 180 days	1,995,841	6.6	2,165,404	6.6	(169,563)	5.8
>180 days but <= 270 days	2,756,527	9.1	3,033,060	9.1	(276,533)	9.4
>270 days but <= 1 year	15,114,113	49.9	16,746,333	50.4	(1,632,220)	55.7
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$30,286,819	100.0%	$33,217,259	100.0%	$(2,930,440)	100.0%

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

As of December 31, 2015 (Successor Company), the Barclays Investment Grade Index was priced at 161.7 bps versus a 10 year average of 171.4 bps. Similarly, the Barclays High Yield Index was priced at 706.56 bps versus a 10 year average of 624.61 bps. As of December 31, 2015 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.761%, 2.27%, and 3.016%, as compared to 10 year averages of 2.253%, 3.095%, and 3.868%, respectively.

As of December 31, 2015 (Successor Company), 93.9% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of December 31, 2015 (Successor Company), there were estimated gross unrealized losses of $4.6 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2015 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2015 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$2,908,692	9.6%	$3,024,232	9.1%	$(115,540)	3.9%
Other finance	437,939	1.4	453,491	1.4	(15,552)	0.5
Electric utility	3,396,360	11.2	3,790,953	11.4	(394,593)	13.5
Energy and natural gas	3,725,281	12.3	4,416,700	13.3	(691,419)	23.6
Insurance	2,699,313	8.9	2,984,867	9.0	(285,554)	9.7
Communications	1,207,227	4.0	1,396,152	4.5	(188,925)	6.5
Basic industrial	1,404,012	4.6	1,658,300	5.0	(254,288)	8.7
Consumer noncyclical	2,780,597	9.2	3,036,815	9.1	(256,218)	8.7
Consumer cyclical	1,512,885	4.9	1,627,750	4.9	(114,865)	3.9
Finance companies	102,526	0.3	111,112	0.3	(8,586)	0.3
Capital goods	1,269,025	4.2	1,368,468	4.1	(99,443)	3.4
Transportation	858,122	2.8	944,190	2.8	(86,068)	2.9
Other industrial	275,478	0.9	301,883	0.9	(26,405)	0.9
Brokerage	480,565	1.6	516,367	1.6	(35,802)	1.2
Technology	1,152,738	3.8	1,247,429	3.8	(94,691)	3.2
Real estate	139,853	0.5	142,483	0.4	(2,630)	0.1
Other utility	216,013	0.7	236,052	0.7	(20,039)	0.7
Commercial mortgage-backed securities	1,233,518	4.1	1,275,376	3.5	(41,858)	1.4
Other asset-backed securities	633,274	2.1	652,037	2.0	(18,763)	0.6
Residential mortgage-backed non-agency securities	562,686	1.9	572,327	1.7	(9,641)	0.3
Residential mortgage-backed agency securities	414,747	1.4	422,218	1.3	(7,471)	0.3
U.S. government-related securities	1,291,476	4.3	1,326,008	4.0	(34,532)	1.2
Other government-related securities	17,740	0.1	18,483	0.1	(743)	—
States, municipals, and political divisions	1,566,752	5.2	1,693,566	5.1	(126,814)	4.5
Total	$30,286,819	100.0%	$33,217,259	100.0%	$(2,930,440)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
Banking	3.9%	9.2%
Other finance	0.5	0.8
Electric utility	13.5	0.6
Energy and natural gas	23.6	22.9
Insurance	9.7	4.0
Communications	6.5	2.6
Basic industrial	8.7	18.4
Consumer noncyclical	8.7	3.8
Consumer cyclical	3.9	4.4
Finance companies	0.3	0.4
Capital goods	3.4	1.0
Transportation	2.9	0.1
Other industrial	0.9	0.6
Brokerage	1.2	0.2
Technology	3.2	2.8
Real estate	0.1	—
Other utility	0.7	—
Commercial mortgage-backed securities	1.4	1.1
Other asset-backed securities	0.6	16.8
Residential mortgage-backed non-agency securities	0.3	5.4
Residential mortgage-backed agency securities	0.3	0.4
U.S. government-related securities	1.2	4.3
Other government-related securities	—	—
States, municipals, and political divisions	4.5	0.2
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of December 31, 2015 (Successor Company) varies, with 20.3% maturing in less than 5 years, 22.2% maturing between 5 and 10 years, and 57.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2015 (Successor Company):

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$16,144,727	53.3%	$17,317,189	52.1%	$(1,172,462)	40.0%
BBB	12,988,126	42.9	14,567,733	43.9	(1,579,607)	53.9
Investment grade	29,132,853	96.2	31,884,922	96.0	(2,752,069)	93.9
BB	853,418	2.8	980,949	3.0	(127,531)	4.4
B	74,425	0.2	99,889	0.3	(25,464)	0.9
CCC or lower	226,123	0.8	251,499	0.7	(25,376)	0.8
Below investment grade	1,153,966	3.8	1,332,337	4.0	(178,371)	6.1
Total	$30,286,819	100.0%	$33,217,259	100.0%	$(2,930,440)	100.0%

As of December 31, 2015 (Successor Company), we held a total of 2,548 positions that were in an unrealized loss position. Included in that amount were 166 positions of below investment grade securities with a fair value of $1.2 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $178.4 million, none of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.6% of invested assets.

As of December 31, 2015 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 3.8% of the total fair value and 6.1% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2015 (Successor Company):

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$382,157	33.1%	$427,176	32.1%	$(45,019)	25.2%
>90 days but <= 180 days	326,654	28.3	393,917	29.6	(67,263)	37.7
>180 days but <= 270 days	250,936	21.7	294,481	22.1	(43,545)	24.4
>270 days but <= 1 year	194,219	16.9	216,763	16.2	(22,544)	12.7
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,153,966	100.0%	$1,332,337	100.0%	$(178,371)	100.0%

The majority of our RMBS holdings as of December 31, 2015 (Successor Company) were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 7.98 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2015 (Successor Company):

Non-agency portfolio	Weighted-Average Life
Prime	8.89
Alt-A	4.59
Sub-prime	3.66

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in our consolidated balance sheets (at an average borrowing rate of 36 basis points). During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $912.7 million and $175.0 million, respectively. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points, respectively) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), we had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

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

On February 2, 2015, we amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of December 31, 2015 (Successor Company). There was an outstanding balance of $485.0 million bearing interest at a rate of LIBOR plus 1.00% as of December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), PLICO had canceled the $55.0 million Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company.

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

Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank.

We held $65.7 million of FHLB common stock as of December 31, 2015 (Successor Company), which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2015 (Successor Company), we had $722.1 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of December 31, 2015 (Successor Company), we reported approximately $587.0 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of December 31, 2015 (Successor Company), 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 23, Fair Value of Financial Instruments, of the consolidated financial statements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2015 (Successor Company), our total cash and invested assets were $45.6 billion. The life insurance subsidiaries were committed as of December 31, 2015 (Successor Company), to fund mortgage loans in the amount of $601.9 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $476.2 million in cash and short-term investments as of December 31, 2015 (Successor Company), and we held approximately $68.6 million in cash available for general corporate purposes.

The Company expects to use a portion of its positive cash flow from operations to pay dividends to its parent, Dai-ichi Life. The Company did not pay any dividends during the period from February 1, 2015 to December 31, 2015 (Predecessor), but expects to pay a dividend of approximately $89.3 million during 2016.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Net cash provided by operating activities	$355,628	$191,223	$723,497	$499,550
Net cash (used in) provided by investing activities	(1,492,815)	22,994	88,916	(1,044,658)
Net cash provided by (used in) financing activities	1,070,549	(130,918)	(899,544)	642,849
Total	$(66,638)	$83,299	$(87,131)	$97,741

For The Period of February 1, 2015 to December 31, 2015 (Successor Company) and For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and policy fees collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the amount of cash provided by or used in investing and financing activities.

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $388.2 million of inflows from repurchase program borrowings for the period of February 1, 2015 to December 31, 2015 (Successor Company) and $625.5 million inflows of investment product and universal life net activity. Net activity related to credit facility resulted in outflows of $8.1 million for the period of February 1, 2015 to December 31, 2015 (Successor Company). Net issuance of non-recourse funding obligations was $65.0 million during the period of February 1, 2015 to December 31, 2015 (Successor Company).

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

The National Association of Insurance Commissioners (“NAIC”), through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers. The Financial Condition (E) Committee of the NAIC recently established a Variable Annuity Issues Working Group to examine company use of variable annuity captives. The Committee has proposed changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

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

During 2012, we entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit on December 31, 2014 (Predecessor Company). As of December 31, 2015 (Successor Company), this Letter of Credit was no longer issued and outstanding. Also in accordance with this support agreement, $120 million of additional capital was provided to Shades Creek by the Company through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

For additional information regarding risks, uncertainties, and other factors that could affect our use of captive reinsurers, please see Part I, Item 1A, Risk Factors, of this report.

Debt

Our aggregate debt (long-term debt with maturities greater than 1 year, subordinated debt securities, and a revolving line of credit) decreased $69.9 million during the year ended December 31, 2015 (Successor Company), as compared to a decrease of $285.0 million during the year ended December 31, 2014 (Predecessor Company).

Debt changes during the period February 1, 2015 to December 31, 2015 (Successor Company) and during 2014 (Predecessor Company), are detailed below:

Successor Company
Description	Amount
(Dollars In Thousands)
February 1, 2015 to December 31, 2015
6.125% Subordinated Debentures (2004), due 2034, callable 2009 (par value: $103,093)	$(104,936)

Predecessor Company
Description	Amount
(Dollars In Thousands)
2014
4.875% Senior Notes (2004), due 2014	$(150,000)
8.00% Senior Notes (2009), due 2024, callable 2014	(100,000)

Debt increases (reductions) in the revolving line of credit during 2015 and 2014 are detailed below:

Successor Company
Description	Amount	Interest Rate
	(Dollars In Thousands)
2015
Revolving line of credit	$35,000	LIBOR + 1.00%

Predecessor Company
Description	Amount	Interest Rate
	(Dollars In Thousands)
2014
Revolving line of credit	$(35,000)	LIBOR + 1.20%

During the year ended December 31, 2014 (Predecessor Company), we did not repurchase any of our common stock.

A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2016 is approximately to be $541.3 million.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2015 (Successor Company), our total adjusted capital and company action level RBC were approximately $4.1billion and $720.6 million, respectively, providing an RBC ratio of approximately 562%.

Statutory reserves established for VA contracts are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees and product design. As a result, the relationship between reserve changes and equity market performance may be non-linear during any given reporting period. Market conditions greatly influence the capital required due to their impact on the valuation of reserves and derivative investments mitigating the risk in these reserves. For example, if the level of the S&P 500 had been 10% lower as of December 31, 2015 (Successor Company), we estimate that our RBC ratio would have declined by an insignificant amount. Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2015 (Successor Company), we estimate that our RBC ratio would have changed by an insignificant amount. Risk mitigation activities may result in material and sometimes counterintuitive impacts on statutory surplus and RBC ratio. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can vary at a non-linear rate.

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a negative impact to our statutory surplus of approximately $136 million on a pre-tax basis for the year ended December 31, 2015, as compared to a negative impact to our statutory surplus of approximately $3 million on a pre-tax basis for the year ended December 31, 2014.

On October 1, 2013 PLICO completed the acquisition contemplated by the master agreement (the “MONY Master Agreement”) dated April 10, 2013 and incorporated by reference in this Annual Report on Form 10-K as Exhibit 2. Pursuant to the MONY Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), PLICO acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The final aggregate purchase price of MONY was $689 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as (the “MONY acquisition”). The MONY acquisition allowed us to invest our capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we ceded premiums to third party reinsurers amounting to $1.2 billion and $90.0 million, respectively. In addition, we had receivables from reinsurers amounting to $5.5 billion as of December 31, 2015 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 11, Reinsurance, to the consolidated financial statements included in this report.

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

Ratings	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA–	A2
West Coast Life Insurance Company	A+	A	AA–	A2
Protective Life and Annuity Insurance Company	A+	A	AA–	—
Lyndon Property Insurance Company	A–	—	—	—
MONY Life Insurance Company	A+	A	A+	A2

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

As of December 31, 2015 (Successor Company), we had policy liabilities and accruals of approximately $30.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.48%.

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

As of December 31, 2015 (Successor Company), we carried a $13.1 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$2,095,981	$70,852	$282,504	$966,256	$776,369
Non-recourse funding obligations(2)	2,035,852	35,618	81,984	94,698	1,823,552
Subordinated debt securities(3)	1,151,426	26,969	53,938	53,938	1,016,581
Stable value products(4)	2,218,285	625,340	1,068,312	464,489	60,144
Operating leases(5)	32,666	4,406	7,871	7,244	13,145
Home office lease(6)	79,122	1,385	77,737	—	—
Mortgage loan and investment commitments	1,051,454	980,610	70,844	—	—
Repurchase program borrowings(7)	438,189	438,189	—	—	—
Policyholder obligations(8)	41,147,295	1,648,160	3,218,638	3,298,244	32,982,253
Total(9)	$50,250,270	$3,831,529	$4,861,828	$4,884,869	$36,672,044

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

We have not yet determined the total amount we will fund during 2016, but we estimate that the amount will be between $1 million and $10 million.

For a complete discussion of our benefit plans, additional information related to the funded status of our benefit plans, and our funding policy, see Note 16, Employee Benefit Plans, to the consolidated financial statements included in this report.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 23, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.

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

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), and the percent change in fair value the following estimated fair values would represent:

Successor Company

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2015
Fixed maturities	$33,381.7	(7.7)%
Mortgage loans	5,247.2	(5.1)

Predecessor Company

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2014
Fixed maturities	$34,282.5	(7.9)%
Mortgage loans	5,274.4	(4.5)

Estimated fair values were derived from the durations of our fixed maturities and mortgage loans. Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future fair value changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.

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

As of December 31, 2015 (Successor Company) and  as of December 31, 2014 (Predecessor Company), we had outstanding mortgage loan commitments of $601.9 million at an average rate of 4.4% and $537.7 million at an average rate of 4.6%, respectively, with estimated fair values of $622.0 million and $576.9 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), and the percent change in fair value that the following estimated fair values would represent:

Successor Company

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2015	$595.4	(4.3)%

Predecessor Company

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2014	$549.9	(4.7)%

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

As of December 31, 2015 (Successor Company), total derivative contracts with a notional amount of $21.4 billion were in a $508.8 million net loss position. Included in the $21.4 billion is a notional amount of $2.5 billion in a $177.1 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $10.3 billion in a $181.6 million net loss position that relates to our GMWB embedded derivatives, $1.1 billion in a $100.3 million net loss position that relates to our FIA embedded derivatives, and $57.8 million in a $29.6 million net loss position that relates to our IUL embedded derivatives. As of December 31, 2014 (Predecessor Company), total derivative contracts with a notional amount of $18.9 billion were in a $765.3 million net loss position. Included in the $18.9 billion is a notional amount of $2.6 billion in a $310.7 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $9.8 billion in a $245.1 million net loss position that relates to our GMWB embedded derivatives, $0.7 billion in a $124.5 million net loss position that relates to our FIA embedded derivatives, and $12.0 million in a $6.7 million net loss position that relates to our IUL embedded derivatives. We recognized gains of $30.0 million, losses of $346.9 million, and gains of $188.1 million related to derivative financial instruments for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31, 2015 (Successor Company):

	Notional	Fair Value as of	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Amount	December 31,	+100 bps	–100 bps
	(Dollars In Millions)
2015 (Successor Company)
Futures	$1,076.1	$—	$(69.6)	$80.6
Interest Rate Swaptions	225.0	3.7	14.8	(1.1)
Floating to fixed Swaps	270.0	0.3	7.1	(6.4)
Fixed to floating Swaps	1,640.0	49.5	(149.3)	295.5
Total	$3,211.1	$53.5	$(197.0)	$368.6

(1)             Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2015.

(2)             Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31, 2014 (Predecessor Company):

	Notional	Fair Value as of	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Amount	December 31,	+100 bps	–100 bps
	(Dollars In Millions)
2014 (Predecessor Company)
Futures	$28.0	$0.9	$(3.5)	$6.5
Interest Rate Swaptions	625.0	8.0	19.6	42.7
Floating to fixed Swaps	240.5	0.9	6.3	(4.6)
Fixed to floating Swaps	1,625.0	46.1	(135.0)	264.2
Total	$2,518.5	$55.9	$(112.6)	$308.8

(1)             Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2014.

(2)             Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

Successor Company
	Notional	Fair Value as of	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
	Amount	December 31,	+10%	–10%
	(Dollars In Millions)
2015
Futures	$495.9	$(1.3)	$(37.7)	$35.0
Options	3,403.8	157.6	126.7	196.5
Total	$3,899.7	$156.3	$89.0	$231.5

Predecessor Company
	Notional	Fair Value as of	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
	Amount	December 31,	+10%	–10%
	(Dollars In Millions)
2014
Futures	$411.7	$(14.6)	$(54.9)	$25.7
Options	2,620.7	116.5	94.3	146.7
Total	$3,032.4	$101.9	$39.4	$172.4

The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company):

Successor Company
	Notional	Fair Value as of	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Amount	December 31,	+10%	–10%
	(Dollars In Millions)
2015
Currency futures	$273.6	$1.4	$(25.8)	$28.6

Predecessor Company
	Notional	Fair Value as of	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Amount	December 31,	+10%	–10%
	(Dollars In Millions)
2014
Currency futures	$197.6	$2.4	$(17.1)	$21.9

Estimated gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated gains and losses provide an indication of how sensitive our derivative financial instruments are to changes in interest rates, volatility, equity levels, and credit spreads, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $326.5 million of our stable value contracts have no early termination rights.

As of December 31, 2015 (Successor Company), we had $2.1 billion of stable value product account balances with an estimated fair value of $2.1 billion (using discounted cash flows) and $10.7 billion of annuity account balances with an estimated fair value of $10.3 billion (using discounted cash flows). As of December 31, 2014 (Predecessor Company), we had $2.0 billion of stable value product account balances with an estimated fair value of $2.0 billion (using discounted cash flows) and $11.0 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows).

The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

Successor Company
	Fair Value as of	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	December 31,	+100 bps	–100 bps
	(Dollars In Millions)
2015
Stable value product account balances	$2,124.7	$2,080.7	$2,168.7
Annuity account balances	10,274.6	10,125.3	10,389.8

Predecessor Company
	Fair Value as of	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	December 31,	+100 bps	–100 bps
	(Dollars In Millions)
2014
Stable value product account balances	$1,973.6	$1,943.2	$2,004.0
Annuity account balances	10,491.8	10,329.2	10,612.8

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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company):

Credited Rate Summary As of December 31, 2015 (Successor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$197	$1,033	$2,016	$3,246
>3% - 4%	3,648	1,603	27	5,278
>4% - 5%	1,983	14	—	1,997
>5% - 6%	215	—	—	215
Subtotal	6,043	2,650	2,043	10,736
Fixed Annuities
1%	$663	$169	$138	$970
>1% - 2%	569	496	131	1,196
>2% - 3%	2,083	248	11	2,342
>3% - 4%	278	—	—	278
>4% - 5%	287	—	—	287
>5% - 6%	3	—	—	3
Subtotal	3,883	913	280	5,076
Total	$9,926	$3,563	$2,323	$15,812

Percentage of Total	63%	23%	14%	100%

Credited Rate Summary As of December 31, 2014 (Predecessor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$188	$958	$2,018	$3,164
>3% - 4%	3,526	1,670	138	5,334
>4% - 5%	2,035	15	—	2,050
>5% - 6%	224	—	—	224
Subtotal	5,973	2,643	2,156	10,772
Fixed Annuities
1%	$602	$179	$239	$1,020
>1% - 2%	597	516	197	1,310
>2% - 3%	2,005	368	203	2,576
>3% - 4%	297	—	—	297
>4% - 5%	295	—	—	295
>5% - 6%	3	—	—	3
Subtotal	3,799	1,063	639	5,501
Total	$9,772	$3,706	$2,795	$16,273

Percentage of Total	60%	23%	17%	100%

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

The following presents our estimates of the hypothetical impact to the December 31, 2015 (Successor Company) benefit obligation and to the 2016 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(23,218)	$(3,777)
100 basis point decrease	27,903	4,425
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,643)	$280
100 basis point decrease	(270)	(206)

(1)             Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.

Long-Term Rate of Return Assumption

To determine an appropriate long-term rate of return assumption for our defined benefit pension plan, we obtained 25 year annualized returns for each of the represented asset classes. In addition, we received evaluations of market performance based on the Company’s asset allocation as provided by external consultants. A combination of these statistical analytics provided results that the Company utilized to determine an appropriate long-term rate of return assumption.

For our postretirement life insurance plan, we utilized 25 year average and annualized return results on the Barclay’s short treasury index to determine an appropriate long-term rate of return assumption.

The following presents our estimates of the hypothetical impact to the 2016 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,928)	$(57)
100 basis point decrease	1,928	57

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

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

The following financial statements are located in this report on the pages indicated.

Page
Consolidated Statements of Income For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Years Ended December 31, 2014 and 2013 (Predecessor Company)	117
Consolidated Statements of Comprehensive Income (Loss) For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Years Ended December 31, 2014 and 2013 (Predecessor Company)	118
Consolidated Balance Sheets as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company)	119
Consolidated Statements of Shareowner’s Equity For Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Years Ended December 31, 2014 and 2013 (Predecessor Company)	121
Consolidated Statements of Cash Flows For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Years Ended December 31, 2014 and 2013 (Predecessor Company)	122
Notes to Consolidated Financial Statements	123
Report of Independent Registered Public Accounting Firm	217

Predecessor and Successor Company information is not comparable.

For supplemental quarterly financial information, please see Note 27, Consolidated Quarterly Results—Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$3,008,050	$261,866	$3,297,768	$2,981,651
Reinsurance ceded	(1,154,978)	(89,956)	(1,373,597)	(1,377,195)
Net of reinsurance ceded	1,853,072	171,910	1,924,171	1,604,456
Net investment income	1,632,948	175,180	2,197,724	1,918,081
Realized investment gains (losses):
Derivative financial instruments	29,997	(123,274)	(346,878)	188,131
All other investments	(166,886)	81,153	205,402	(123,537)
Other-than-temporary impairment losses	(28,659)	(636)	(2,589)	(10,941)
Portion recognized in other comprehensive income (before taxes)	1,666	155	(4,686)	(11,506)
Net impairment losses recognized in earnings	(26,993)	(481)	(7,275)	(22,447)
Other income	388,531	36,421	430,428	394,315
Total revenues	3,710,669	340,909	4,403,572	3,958,999
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2015 Successor - $1,025,596); (Predecessor 2015 - $87,674; 2014 - $1,226,307; 2013 - $1,209,783)	2,539,943	267,287	2,791,610	2,479,757
Amortization of deferred policy acquisition costs and value of business acquired	94,056	4,072	257,309	192,898
Other operating expenses, net of reinsurance ceded: (2015 Successor - $191,346); (Predecessor 2015 - $35,036; 2014 - $196,923; 2013 - $196,311)	676,828	68,368	771,364	695,971
Total benefits and expenses	3,310,827	339,727	3,820,283	3,368,626
Income before income tax	399,842	1,182	583,289	590,373
Income tax expense
Current	1,471	(31,118)	197,943	21,855
Deferred	130,072	30,791	471	175,054
Total income tax expense	131,543	(327)	198,414	196,909
Net income	$268,299	$1,509	$384,875	$393,464

Net income—basic		$0.02	$4.81	$4.96
Net income—diluted		$0.02	$4.73	$4.86
Cash dividends paid per share		$—	$0.92	$0.78
Average shares outstanding—basic		80,452,848	80,065,217	79,395,622
Average shares outstanding—diluted		81,759,287	81,375,496	80,925,713

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Net income	$268,299	$1,509	$384,875	$393,464
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(680,634)); (Predecessor 2015 - $259,738; 2014 - $531,439; 2013 - $(673,345))	(1,264,034)	482,370	986,958	(1,250,498)
Reclassification adjustment for investment amounts included in net income, net of income tax: (2015 Successor - $9,349); (Predecessor 2015 - $(2,244); 2014 - $(24,387); 2013 - $(15,403))	17,362	(4,166)	(45,290)	(28,606)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $(212)); (Predecessor 2015 - $(131); 2014 - $1,883; 2013 - $2,472)	(393)	(243)	3,498	4,591
Change in accumulated (loss) gain—derivatives, net of income tax: (2015 Successor - $(45)); (Predecessor 2015 - $5; 2014 - $(1); 2013 - $395)	(86)	9	(2)	734
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2015 Successor - $45); (Predecessor 2015 - $13; 2014 - $622; 2013 - $822)	86	23	1,155	1,527
Change in postretirement benefits liability adjustment, net of income tax: (2015 Successor - $3,194); (Predecessor 2015 - $(6,475); 2014 - $(12,013); 2013 - $15,936)	5,931	(12,025)	(22,309)	29,596
Total other comprehensive income (loss)	(1,241,134)	465,968	924,010	(1,242,656)
Total comprehensive income (loss)	$(972,835)	$467,477	$1,308,885	$(849,192)

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED BALANCE SHEETS

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2015 Successor - $38,457,049; 2014 Predecessor - $33,738,242)	$35,573,250	$36,775,989
Fixed maturities, at amortized cost (fair value: 2015 Successor - $515,000; 2014 Predecessor - $485,422)	593,314	435,000
Equity securities, at fair value (cost: 2015 Successor - $732,485; 2014 Predecessor - $778,744)	739,263	803,230
Mortgage loans (related to securitizations: 2015 Successor - $359,181; 2014 Predecessor - $455,250)	5,662,812	5,133,780
Investment real estate, net of accumulated depreciation (2015 Successor - $133; 2014 Predecessor - $246)	11,118	5,918
Policy loans	1,699,508	1,758,237
Other long-term investments	622,567	514,639
Short-term investments	268,718	250,645
Total investments	45,170,550	45,677,438
Cash	396,072	379,411
Accrued investment income	473,598	474,522
Accounts and premiums receivable	62,459	84,458
Reinsurance receivables	5,536,751	6,106,113
Deferred policy acquisition costs and value of business acquired	1,558,808	3,294,570
Goodwill	732,443	102,365
Other intangibles, net of accumulated depreciation (2015 Successor - $37,869)	645,131	—
Property and equipment, net of accumulated depreciation (2015 Successor - $8,277; 2014 Predecessor - $118,487)	102,865	52,853
Other assets	153,222	316,207
Assets related to separate accounts
Variable annuity	12,829,188	13,157,429
Variable universal life	827,610	834,940
Total assets	$68,488,697	$70,480,306

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED BALANCE SHEETS

(continued)

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,703,897	$29,944,890
Unearned premiums	723,536	1,574,077
Total policy liabilities and accruals	30,427,433	31,518,967
Stable value product account balances	2,131,822	1,959,488
Annuity account balances	10,719,862	10,950,729
Other policyholders’ funds	1,069,572	1,430,325
Other liabilities	1,693,310	1,621,168
Income tax payable	49,957	23,901
Deferred income taxes	997,281	1,545,478
Non-recourse funding obligations	685,684	582,404
Repurchase program borrowings	438,185	50,000
Debt	1,588,806	1,300,000
Subordinated debt securities	448,763	540,593
Liabilities related to separate accounts
Variable annuity	12,829,188	13,157,429
Variable universal life	827,610	834,940
Total liabilities	63,907,473	65,515,422
Commitments and contingencies—Note 13
Shareowner’s equity
Preferred Stock; (Predecessor) $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, 2015 (Successor) and 2014 (Predecessor) - $.01 par value and $.50 par value; shares authorized: 5,000 and 160,000,000; shares issued: 1,000 and 88,776,960, respectively	—	44,388
Additional paid-in-capital	5,554,059	606,125
Treasury stock, at cost (2014 Predecessor - 9,435,255 shares)	—	(185,705)
Retained earnings	268,299	3,082,000
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(671,285): 2014 Predecessor - $796,960)	(1,246,672)	1,480,068
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $(212): 2014 Predecessor - $2,208)	(393)	4,101
Accumulated loss—derivatives, net of income tax: (2015 Successor - $0; 2014 Predecessor - $(45))	—	(82)
Postretirement benefits liability adjustment, net of income tax: (2015 Successor - $3,194; 2014 Predecessor - $(35,545))	5,931	(66,011)
Total shareowner’s equity	4,581,224	4,964,884
Total liabilities and shareowner’s equity	$68,488,697	$70,480,306

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Protective Life Corporation’s shareowners’ equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Predecessor Company
Balance, December 31, 2012	$44,388	$606,369	$(209,840)	$2,437,544	$1,736,722	$4,615,183	$(750)	$4,614,433
Net income for 2013				393,464		393,464	—	393,464
Other comprehensive loss					(1,242,656)	(1,242,656)	—	(1,242,656)
Comprehensive loss for 2013						(849,192)	—	(849,192)
Cash dividends ($0.78 per share)				(61,186)		(61,186)	—	(61,186)
Noncontrolling interests		(750)				(750)	750	—
Stock-based compensation		1,315	9,424			10,739	—	10,739
Balance, December 31, 2013	$44,388	$606,934	$(200,416)	$2,769,822	$494,066	$3,714,794	$—	$3,714,794
Net income for 2014				384,875		384,875	—	384,875
Other comprehensive income					924,010	924,010	—	924,010
Comprehensive income for 2014						1,308,885	—	1,308,885
Cash dividends ($0.92 per share)				(72,697)		(72,697)	—	(72,697)
Noncontrolling interests						—	—	—
Stock-based compensation		(809)	14,711			13,902	—	13,902
Balance, December 31, 2014	$44,388	$606,125	$(185,705)	$3,082,000	$1,418,076	$4,964,884	$—	$4,964,884
Net income for the period of January 1, 2015 to January 31, 2015				1,509		1,509	—	1,509
Other comprehensive income					465,968	465,968	—	465,968
Comprehensive income for the period of January 1, 2015 to January 31, 2015						467,477	—	467,477
Stock-based compensation		1,550	—			1,550	—	1,550
Balance, January 31, 2015	$44,388	$607,675	$(185,705)	$3,083,509	$1,884,044	$5,433,911	$—	$5,433,911

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s equity
	(Dollars In Thousands)
Successor Company
Balance, February 1, 2015	$—	$5,554,059	$—	$—	$—	$5,554,059
Net income for the period of February 1, 2015 to December 31, 2015				268,299		268,299
Other comprehensive loss					(1,241,134)	(1,241,134)
Comprehensive loss for the period of February 1, 2015 to December 31, 2015						(972,835)
Balance, December 31, 2015	$—	$5,554,059	$—	$268,299	$(1,241,134)	$4,581,224

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Cash flows from operating activities
Net income	$268,299	$1,509	$384,875	$393,464
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	163,882	42,602	148,751	(42,147)
Amortization of deferred policy acquisition costs and value of business acquired	94,056	4,072	257,309	192,898
Capitalization of deferred policy acquisition costs	(296,795)	(22,489)	(288,532)	(341,121)
Depreciation and amortization expense	49,741	820	7,701	6,769
Deferred income tax	130,072	30,791	471	175,054

Accrued income tax	65,415	(32,803)	11,140	70,635
Interest credited to universal life and investment products	682,836	79,088	824,418	875,180
Policy fees assessed on universal life and investment products	(1,056,092)	(90,288)	(1,038,180)	(894,176)
Change in reinsurance receivables	187,269	(85,081)	69,002	52,978
Change in accrued investment income and other receivables	24,202	(5,789)	13,794	2,448
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(164,232)	176,980	102,524	99,535
Trading securities:
Maturities and principal reductions of investments	114,501	17,946	114,793	179,180
Sale of investments	135,465	26,422	353,250	256,938
Cost of investments acquired	(220,094)	(27,289)	(320,928)	(380,836)
Other net change in trading securities	73,376	(26,901)	(69,641)	38,999
Amortization of premiums and accretion of discounts on investments and mortgage loans	373,636	12,930	56,574	(462)
Change in other liabilities	(206,765)	238,592	180,717	(137,103)
Other income—gains on repurchase of non-recourse funding obligations	—	—	(10,480)	(20,047)
Other, net	(63,144)	(149,889)	(74,061)	(28,636)
Net cash provided by operating activities	355,628	191,223	723,497	499,550
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,052,198	59,028	1,198,690	1,094,862
Sale of investments, available-for-sale	1,336,350	191,062	2,271,611	3,239,222
Cost of investments acquired, available-for-sale	(3,546,474)	(149,887)	(3,603,567)	(5,082,264)
Change in investments, held-to-maturity	(65,000)	—	(70,000)	(65,000)
Mortgage loans:
New lendings	(1,466,020)	(100,530)	(925,910)	(583,822)
Repayments	1,306,034	45,741	1,285,489	863,262
Change in investment real estate, net	(3,662)	7	15,344	(2,576)
Change in policy loans, net	52,364	6,365	57,507	17,181
Change in other long-term investments, net	(73,907)	(25,339)	(87,580)	(197,742)
Change in short-term investments, net	(11,221)	(40,314)	(73,822)	148,124
Net unsettled security transactions	(64,615)	37,510	30,212	7,373
Purchase of property and equipment	(8,862)	(649)	(8,152)	(11,621)
Sales of property and equipment	—	—	—	57
Payments for business acquisitions, net of cash acquired	—	—	(906)	(471,714)
Net cash (used in) provided by investing activities	(1,492,815)	22,994	88,916	(1,044,658)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	330,000	—	500,000	605,000
Principal payments on line of credit arrangement and debt	(338,093)	(60,000)	(785,000)	(420,000)
Issuance (repayment) of non-recourse funding obligations	65,000	—	20,000	(26,100)
Repurchase program borrowings	388,185	—	(300,000)	200,000
Dividends to shareowners	—	—	(72,697)	(61,186)
Withholdings of share-based payment arrangements settled in cash	—	—	(32,173)	—
Excess tax benefits from share-based payment arrangements	—	—	20,948	—
Investment product deposits and change in universal life deposits	3,064,373	169,233	2,576,727	3,219,561
Investment product withdrawals	(2,438,916)	(240,147)	(2,827,305)	(2,874,426)
Other financing activities, net	—	(4)	(44)	—
Net cash provided by (used in) financing activities	1,070,549	(130,918)	(899,544)	642,849
Change in cash	(66,638)	83,299	(87,131)	97,741
Cash at beginning of period	462,710	379,411	466,542	368,801
Cash at end of period	$396,072	$462,710	$379,411	$466,542

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company. Prior to February 1, 2015, and for the periods reported as “predecessor”, the Company’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, the Company remains an SEC registrant within the United States. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary.

The Merger was accounted for by the Company under the acquisition method of accounting under ASC Topic 805 Business Combinations. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. The Company elected to apply “pushdown” accounting by applying the guidance allowed by ASC Topic 805, Business Combinations, including the initial recognition of most of the Company’s assets and liabilities at fair value as of the acquisition date, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date. Goodwill of $735.7 million was recorded as of the acquisition date which represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflects the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization periods, goodwill recoverability, value of business acquired (“VOBA”), investment and certain derivatives fair values, other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provisions for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.

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

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which the Company purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures (“CUSIP”) level. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.

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

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank. Such negative balances are included in other liabilities and was $70.3 million as of December 31, 2015 (Successor Company) and was immaterial as of December 31, 2014 (Predecessor Company), respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 8%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired

In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called VOBA, is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY Life Insurance Company (“MONY”) block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA is subject to annual recoverability testing.

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

Property and Equipment

In conjunction with the Merger, property and equipment was recorded at fair value as of the Merger date and will be depreciated from this basis in future periods based on the respective estimated useful lives. Real estate assets were recorded at appraised values as of the acquisition date. The Company has estimated the remaining useful life of the home office building to be 25 years. Land is not depreciated.

The Company depreciates its assets using the straight-line method over the estimated useful lives of the assets. The Company’s furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

Property and equipment consisted of the following:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Home office building	$90,617	$75,109
Data processing equipment	14,607	40,919
Other, principally furniture and equipment	5,918	55,312
	111,142	171,340
Accumulated depreciation	(8,277)	(118,487)
Total property and equipment	$102,865	$52,853

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

Stable Value Product Account Balances

The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. During 2015, the Company terminated its funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) and, on October 2, 2015, established an unregistered funding agreement-backed notes program.

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had $400.7 million and $39.8 million, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years.

As of December 31, 2015 (Successor Company), future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2016	$534.7
2017 - 2018	1,068.1
2019 - 2020	451.2
Thereafter	62.3

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

Insurance Liabilities and Reserves

Establishing an adequate liability for the Company’s obligations to policyholders requires the use of certain assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. The Company’s results depend significantly upon the extent to which its actual claims experience is consistent with the assumptions the Company used in determining its reserves and pricing its products. The Company’s reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that it will pay for actual claims or the timing of those payments.

Guaranteed Minimum Withdrawal Benefits

The Company also establishes reserves for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity (“VA”) products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GMWB is impacted by equity market conditions and can result in the GMWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GMWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GMWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In conjunction with the Merger, the Company updated the fair value of the GMWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, the Company reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $266.1 million on the Merger date. As of December 31, 2015 (Successor Company), our net GMWB liability held was $181.6 million.

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

On the date of the Merger, goodwill of $735.7 million was recognized as the excess of the purchase considerations over the fair value of identifiable assets acquired and liabilities assumed. During the measurement period subsequent to February 1,

2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million. The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2015, the Company performed its annual evaluation of goodwill based on information as of September 30, 2015 (Successor Company) and determined that no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to September 30, 2015 that would impact the Company’s conclusion and no such events were identified. As of December 31, 2015 (Successor Company), we had goodwill of $732.4 million.

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

Variable Interest Entities

The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For more information on the Company’s investment in a VIE refer to Note 6, Investment Operations, to the consolidated financial statements.

Policyholder Liabilities, Revenues, and Benefits Expense

Traditional Life, Health, and Credit Insurance Products

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. In accordance with ASC 805, the liabilities for future policy benefits on traditional life insurance products, when combined with the associated VOBA, were recorded at fair value on the date of the Merger. These values were computed  using assumptions that include interest rates, mortality, lapse rates, expense estimates, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2015 (Successor Company), range from approximately 2.8% to 4.5%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

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

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	Successor Company	Predecessor Company
	As of December 31,	As of January 31,	As of December 31,
	2015	2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Balance beginning of year	$403,009	$419,401	$334,450	$326,633
Less: reinsurance	149,618	163,671	117,502	155,341
Net balance beginning of year	253,391	255,730	216,948	171,292
Incurred related to:
Current year	973,175	97,573	1,075,005	698,028
Prior year	95,977	9,360	102,936	68,396
Total incurred	1,069,152	106,933	1,177,941	766,424
Paid related to:
Current year	939,824	98,281	1,017,193	682,877
Prior year	111,222	10,991	121,966	85,146
Total paid	1,051,046	109,272	1,139,159	768,023
Other changes:
Acquisition and reserve transfers (1)	—	—	—	47,255
Net balance end of year	271,497	253,391	255,730	216,948
Add: reinsurance	112,537	149,618	163,671	117,502
Balance end of year	$384,034	$403,009	$419,401	$334,450

(1)             This amount represents the net liability, before reinsurance, for unpaid claims as of December 31, 2013 (Predecessor Company) for MONY Life Insurance Company. The claims activity from the acquisition date of October 1, 2013 through December 31, 2013 (Predecessor Company) for MONY Life Insurance Company is not reflected in this chart.

Universal Life and Investment Products

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.2% to 9.8% in 2015.

The Company establishes liabilities for fixed indexed annuity (“FIA”) products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815 - Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 23, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.

The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these FIA products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains

(losses) - Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 23, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 -Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these IUL products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 23, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB, as of December 31, 2015 (Successor Company), are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2015 (Successor Company), the GMDB reserve was $36.4 million.

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

Reinsurance

The Company uses reinsurance extensively in certain of its segments and accounts for reinsurance and the recognition of the impact of reinsurance costs in accordance with the ASC Financial Services - Insurance Topic. The following summarizes some of the key aspects of the Company’s accounting policies for reinsurance.

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

Ceded premiums and policy fees on the Company’s fixed universal life (“UL”), VUL, bank-owned life insurance (“BOLI”), and annuity products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period.

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

ASU No. 2014-11-Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This Update changes the requirements for classification of certain repurchase agreements, and will expand the use of secured borrowing accounting for repurchase-to-maturity transactions. In addition, the Update requires additional disclosures for repurchase agreements accounted for both as sales and as secured borrowings. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Update did not impact the Company’s financial position or results of operations. The Company has updated its policies and processes to ensure compliance with the additional disclosure requirements in this Update.

ASU No. 2014-17-Business Combinations (Topic 805). This Update relates to “pushdown accounting”, which refers to pushing down the acquirer’s accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree’s standalone financial statements. The new guidance makes pushdown accounting optional for an acquiree that is a business or nonprofit activity when there is a change-in- control event (e.g., the acquirer in a business combination obtains control over the acquiree). In addition, the staff of the SEC released Staff Accounting Bulletin (“SAB”) No. 115, which rescinds SAB Topic 5J, “New Basis of Accounting Required in Certain Circumstances” (the SEC staff’s pre-existing guidance on pushdown accounting) and conforms SEC guidance on pushdown accounting to the FASB’s new guidance. Revised SEC guidance was codified in ASU No. 2015-08, issued in May 2015. The new pushdown accounting guidance became effective upon its issuance on November 18, 2014. Although now optional, the Company has applied pushdown accounting to its standalone financial statements effective with the Company becoming a wholly owned subsidiary of Dai-ichi Life on February 1, 2015. The presentation within this report for predecessor and successor periods is consistent with this Update.

ASU No. 2015-16 - Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. This Update provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period following a business combination in the reporting period in which the adjustment amounts are determined. This Update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in the Update are to be applied prospectively for adjustments that occur after the effective date, with early adoption permitted for financial statements that have not been issued. The Company elected early adoption of the revised guidance in this Update by way of a change in accounting principle in the fourth quarter of 2015. The Company made adjustments to provisional amounts recorded as part of the Dai-ichi Merger which resulted in a decrease to goodwill of $3.3 million. See Note 9, Goodwill for more details on the measurement period adjustment.

Accounting Pronouncements Not Yet Adopted

ASU No. 2014-09-Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016.  However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. Early adoption will be allowed, but not before the original effective date. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption. The Company is currently assessing the impact this standard will have on its non-insurance operations.

ASU No. 2014-15-Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This Update will require management to assess an entity’s ability to continue as a going concern, and will require footnote disclosures in certain circumstances. Under the updated guidance, management should consider relevant conditions and evaluate whether it is probable that the entity will be unable to meet its obligations within one year after the issuance date of the financial statements. The Update is effective for annual periods ending December 31, 2016 and for annual and interim periods thereafter, with early adoption permitted. The amendments in this Update will not impact the Company’s financial position or results of operations. However, the new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with the new guidance.

ASU No. 2015-02-Consolidation-Amendments to the Consolidation Analysis. This Update makes several targeted changes to generally accepted accounting principles, including a) eliminating the presumption that a general partner should consolidate a limited partnership and b) eliminating the consolidation model specific to limited partnerships. The amendments also clarify when fees and related party relationships should be considered in the consolidation of variable interest entities. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2015. The Company is prepared to comply with the revised guidance and does not expect a material financial or operational impact upon adoption.

ASU No. 2015-03-Interest-Imputation of Interest. The objective of this Update is to eliminate diversity in practice related to the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Update is effective for fiscal years beginning after December 15, 2015, and requires revised presentation of debt issuance costs in all periods presented in the financial statements. The Company is prepared to comply with the revised guidance and does not believe it will materially impact the presentation of the Company’s financial position.

ASU No. 2015-05 - Intangibles - Goodwill and Other - Internal-Use Software. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The Update is effective for annual and interim periods beginning after December 15, 2015. The Company is prepared to comply with the revised guidance and does not believe it will materially impact the presentation of the Company’s financial position.

ASU No. 2015-09 - Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this Update require additional disclosures for short-duration contracts issued by insurance entities. The additional disclosures focus on the liability for unpaid claims and claim adjustment expenses and include incurred and paid claims development information by accident year in tabular form, along with a reconciliation of this information to the statement of financial position. For accident years included in the development tables, the amendments also require disclosure of the total incurred-but-not-reported liabilities and expected development on reported claims, along with claims frequency information unless impracticable. Finally, the amendments require disclosure of the historical average annual percentage payout of incurred claims. With the exception of the current reporting period, claims development information may be presented as supplementary information. The Update is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The Company is reviewing its products to determine the applicability and potential impact of the new disclosures.

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

ASU No. 2015-15 - Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The objective of this Update is to clarify the SEC Staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on the topic in ASU No. 2015-03. This Update reflects the SEC Staff’s decision to not object when an entity defers and presents debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company is prepared to comply with the revised guidance.

ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017. The Company is reviewing its policies and processes to ensure compliance with the revised guidance.

3. RECENTLY ANNOUNCED REINSURANCE AND FINANCING TRANSACTIONS

On January 15, 2016, PLICO completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”). Pursuant to the Master Agreement, on January 15, 2016, PLICO entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which PLICO coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and West Coast Life Insurance Company (“WCL”), a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees.  The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made.  In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers.  The estimated average annual expense of the credit enhancement under generally accepted accounting principles is approximately $3.1 million, after-tax. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by the Company were contributed to PLICO and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to PLICO as approved by the Vermont Department of Financial Regulation.

4. DAI-ICHI MERGER

On February 1, 2015 the Company, subsequent to required approvals from the Company’s shareholders and relevant regulatory authorities, became a wholly owned subsidiary as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Dai-ichi Life and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, which provided for the merger of DL Investment (Delaware), Inc. with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Dai-ichi Life. On February 1, 2015 each share of the Company’s common stock outstanding was converted into the right to receive $70 per share, without interest (the “Per Share Merger Consideration”). The aggregate cash consideration paid in connection with the Merger for the outstanding shares of common stock was approximately $5.6 billion, such amounts paid directly to the shareowners of record by Dai-ichi Life. The Merger provided Dai-ichi Life with a platform for growth in the United States, where it did not previously have a significant presence. In connection with the completion of the Merger, the Company’s previously publicly traded equity was delisted from the NYSE, although the Company remains an SEC registrant for financial reporting purposes in the United States.

The Merger was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. On the date of the Merger, goodwill of $735.7 million represented the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflected the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million. None of the goodwill is tax deductible.

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

Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2016	$41,313
2017	41,313
2018	41,313
2019	41,313
2020	41,313

All tangible and intangible assets of the Company were allocated to applicable operating segments in connection with the recording of pushdown accounting. The purchase price was also allocated to each operating segment in accordance with the determined fair value of the operating segments, such that the total reconciled with the total consideration paid in the Merger.  Subtraction of the fair value of the tangible and intangible assets for each operating segment from the allocated purchase price of that operating segment resulted in the goodwill allocated to each operating segment. The amount of goodwill allocated to each operating segment is reflected in Note 26, Operating Segments.

Treatment of certain acquisition related costs

The Company recorded costs related to the Merger in either the predecessor or successor periods based on the specific facts and circumstances underlying each individual transaction. Certain of these costs were fully contingent on the consummation of the Merger on February 1, 2015 (Successor Company). These costs are not expensed in either the Predecessor or Successor Company Statements of Comprehensive Income (Loss). Liabilities for payment of these contingent costs are included in the opening balance sheet as of February 1, 2015 (Successor Company), and the nature and amount of the costs are discussed below.

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

Assets allocated to the Closed Block inure solely to the benefit of each Closed Block’s policyholders and will not revert to the benefit of MONY or the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of MONY’s general account, any of MONY’s separate accounts or any affiliate of MONY without the approval of the Superintendent of The New York State Department of Financial Services (the “Superintendent”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the general account.

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) (“AOCI”)) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-ichi Life, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as of February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.

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

Summarized financial information for the Closed Block as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company) and is as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$6,010,520	$6,138,505
Policyholder dividend obligation	—	366,745
Other liabilities	22,917	53,838
Total closed block liabilities	6,033,437	6,559,088
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,426,090	4,524,037
Equity securities, available-for-sale, at fair value	—	5,387
Mortgage loans on real estate	247,162	448,855
Policy loans	746,102	771,120
Cash and other invested assets	34,420	30,984
Other assets	166,445	221,270
Total closed block assets	5,620,219	6,001,653
Excess of reported closed block liabilities over closed block assets	413,218	557,435
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation of $(179,360) (Successor) and $106,886 (Predecessor)	(18,597)	—
Future earnings to be recognized from closed block assets and closed block liabilities	$394,621	$557,435

Reconciliation of the policyholder dividend obligation is as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014
Policyholder dividend obligation, beginning balance	$323,432	$366,745	$190,494
Applicable to net revenue (losses)	(47,493)	(1,369)	(910)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation; includes deferred tax benefits of $(96,579) (Successor); $47,277 (2015 - Predecessor); $58,571 (2014 - Predecessor)	(275,939)	135,077	177,161
Policyholder dividend obligation, ending balance	$—	$500,453	$366,745

Closed Block revenues and expenses were as follows:

	Successor Company	Predecessor Company

	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)

Revenues
Premiums and other income	$185,562	$15,065	$212,765
Net investment income	193,203	19,107	239,028
Net investment gains	3,333	568	10,528
Total revenues	382,098	34,740	462,321
Benefits and other deductions
Benefits and settlement expenses	336,629	31,152	417,667
Other operating expenses	1,001	—	674
Total benefits and other deductions	337,630	31,152	418,341
Net revenues before income taxes	44,468	3,588	43,980
Income tax expense	14,920	1,256	20,377
Net revenues	$29,548	$2,332	$23,603

6. INVESTMENT OPERATIONS

Major categories of net investment income are summarized as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,

			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturities	$1,267,900	$140,104	$1,712,297	$1,509,544
Equity securities	40,907	2,572	41,740	26,923
Mortgage loans	252,577	24,977	360,778	333,145
Investment real estate	2,528	112	4,482	3,556
Short-term investments	93,982	9,713	112,292	75,984
	1,657,894	177,478	2,231,589	1,949,152
Other investment expenses	24,946	2,298	33,865	31,071
Net investment income	$1,632,948	$175,180	$2,197,724	$1,918,081

Net realized investment gains (losses) for all other investments are summarized as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,

			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturities	$1,282	$6,891	$75,159	$63,180
Equity securities	(1,001)	—	1,793	3,276
Impairments on fixed maturity securities	(26,993)	(481)	(7,275)	(19,100)
Impairments on equity securities	—	—	—	(3,347)
Modco trading portfolio	(167,359)	73,062	142,016	(178,134)
Other investments	192	1,200	(13,566)	(11,859)
Total realized gains (losses)—investments	$(193,879)	$80,672	$198,127	$(145,984)

For the period of February 1, 2015 to December 31, 2015 (Successor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $8.7 million and gross realized losses were $35.5 million, including $27.0 million of impairment losses.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $6.9 million and gross realized losses were $0.5 million, including $0.4 million of impairment losses. For the year ended December 31, 2014 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $78.1 million and gross realized losses were $8.1 million, including $6.9 million of impairment losses. For the year ended December 31, 2013 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $72.8 million and gross realized losses were $28.0 million, including $21.7 million of impairment losses.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $950.9 million. The gain realized on the sale of these securities was $8.7 million.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $172.6 million. The gain realized on the sale of the securities was $6.9 million. For the year ended December 31, 2014 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.7 billion. The gain realized on the sale of these securities was $78.1 million. For the year ended December 31, 2013 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.3 billion. The gain realized on the sale of these securities was $72.8 million.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $178.4 million. The loss realized on the sale of these securities was $8.5 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. The loss realized on the sale of these securities were immaterial to the Company. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the year ended December 31, 2014 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $22.9 million. The loss realized on the sale of these securities was $1.2 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the year ended December 31, 2013 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $398.2 million. The loss realized on the sale of these securities was $6.3 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Fixed maturities:
Residential mortgage-backed securities	$1,773,099	$9,286	$(17,112)	$1,765,273	$—
Commercial mortgage-backed securities	1,328,317	428	(41,858)	1,286,887	—
Other asset-backed securities	813,056	2,758	(18,763)	797,051	—
U.S. government-related securities	1,566,260	449	(34,532)	1,532,177	—
Other government-related securities	18,483	—	(743)	17,740	—
States, municipals, and political subdivisions	1,729,732	682	(126,814)	1,603,600	—
Corporate securities	28,499,691	26,369	(2,682,274)	25,843,786	(605)
Preferred stock	64,362	192	(1,867)	62,687	—
	35,793,000	40,164	(2,923,963)	32,909,201	(605)
Equity securities	724,226	13,255	(6,477)	731,004	—
Short-term investments	206,991	—	—	206,991	—
	$36,724,217	$53,419	$(2,930,440)	$33,847,196	$(605)

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
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

The preferred stock shown above as of December 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Fixed maturities:
Other	$593,314	$—	$(78,314)	$515,000	$—
	$593,314	$—	$(78,314)	$515,000	$—

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
Predecessor Company
As of December 31, 2014
Fixed maturities:
Other	$435,000	$50,422	$—	$485,422	$—
	$435,000	$50,422	$—	$485,422	$—

During the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the year ended December 31, 2014 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had $78.3 million of gross unrecognized holding losses for the period of February 1, 2015 to December 31, 2015 (Successor Company). For the year ended December 31, 2014 (Predecessor Company), the Company did not have any gross unrecognized holding losses. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had an additional $2.7 billion and $2.8 billion of fixed maturities, $8.3 million and $21.5 million of equity securities, and $61.7 million and $95.1 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2015 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$937,594	$935,860	$—	$—
Due after one year through five years	5,868,351	5,732,803	—	—
Due after five years through ten years	7,840,167	7,542,055	—	—
Due after ten years	21,146,888	18,698,483	593,314	515,000
	$35,793,000	$32,909,201	$593,314	$515,000

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $28.7 million, all of which were related to fixed maturities. Credit impairments recorded in earnings during the period of February 1, 2015 to December 31, 2015 (Successor Company), were $27.0 million. During the period of February 1, 2015 to December 31, 2015 (Successor Company), $1.7 million of non-credit impairment losses were recorded in other comprehensive income. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the period of February 1, 2015 to December 31, 2015 (Successor Company).

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $0.6 million, all of which related to fixed maturities. Credit impairments recorded in earnings during the period were $0.5 million. During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), $0.1 million of non-credit impairment losses recorded in other comprehensive income. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

During the year ended December 31, 2014 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $2.6 million, all of which related to fixed maturities. Credit impairments recorded in earnings during the year ended December 31, 2014 (Predecessor Company), were $7.3 million. During the year ended December 31, 2014 (Predecessor Company), $4.7 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the year ended December 31, 2014 (Predecessor Company).

During the year ended December 31, 2013 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $10.9 million, of which $7.6 million were related to fixed maturities and $3.3 million were related to equity securities. Credit impairments recorded in earnings during the year ended December 31, 2013 (Predecessor Company) were $22.4 million. Non-credit impairment losses of $11.5 million that were previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses. There were no impairments related to equity securities. For the year ended December 31, 2013 (Predecessor Company), there were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,

			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$—	$15,478	$41,692	$122,121
Additions for newly impaired securities	22,761	—	—	3,516
Additions for previously impaired securities	—	221	2,263	12,066
Reductions for previously impaired securities due to a change in expected cash flows	—	—	(28,477)	(88,523)
Reductions for previously impaired securities that were sold in the current period	—	—	—	(7,488)
Other	—	—	—	—
Ending balance	$22,761	$15,699	$15,478	$41,692

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$977,433	$(17,112)	$—	$—	$977,433	$(17,112)
Commercial mortgage-backed securities	1,233,518	(41,858)	—	—	1,233,518	(41,858)
Other asset-backed securities	633,274	(18,763)	—	—	633,274	(18,763)
U.S. government-related securities	1,291,476	(34,532)	—	—	1,291,476	(34,532)
Other government-related securities	17,740	(743)	—	—	17,740	(743)
States, municipalities, and political subdivisions	1,566,752	(126,814)	—	—	1,566,752	(126,814)
Corporate securities	24,283,448	(2,682,274)	—	—	24,283,448	(2,682,274)
Preferred stock	34,685	(1,867)	—	—	34,685	(1,867)
Equities	248,493	(6,477)	—	—	248,493	(6,477)
	$30,286,819	$(2,930,440)	$—	$—	$30,286,819	$(2,930,440)

The preferred stock shown above as of December 31, 2015 (Successor Company), is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The book value of the Company’s investment portfolio was marked to fair value as of February 1, 2015 (Successor Company), in conjunction with the Dai-ichi Merger which resulted in the elimination of previously unrealized gains and losses from accumulated other comprehensive income as of that date. The level of interest rates as of February 1, 2015 (Successor Company) resulted in an increase in the carrying value of the Company’s investments. Since February 1, 2015 (Successor Company), interest rates have increased resulting in net unrealized losses in the Company’s investment portfolio.

As of December 31, 2015 (Successor Company), the Company had a total of 2,548 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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

The corporate securities category has gross unrealized losses greater than twelve months of $62.7 million as of December 31, 2014 (Predecessor Company). The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

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

As of December 31, 2015 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $1.5 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $288.2 million of securities which were rated below investment grade. Approximately $929.6 million of the below investment grade securities held by the Company were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,

			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturities	$(1,874,469)	$670,229	$1,224,672	$(1,269,449)
Equity securities	4,406	10,226	35,242	(20,892)

The Company held $27.1 million of non-income producing securities for the period of February 1, 2015 to December 31, 2015 (Successor Company).

Included in the Company’s invested assets are $1.7 billion of policy loans as of December 31, 2015 (Successor Company). The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company). The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 12, Debt and Other Obligations. The Company has the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but does not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the holding company (“PLC”) has guaranteed the VIE’s credit enhancement fee obligation to the unrelated third party provider. As of December 31, 2015 (Successor Company), no payments have been made or required related to this guarantee.

7. MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2015 (Successor Company), the Company’s mortgage loan holdings were approximately $5.7 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2015 (Successor Company):

Type	Percentage of Mortgage Loans on Real Estate
Retail	60.9%
Office Buildings	13.0
Apartments	7.4
Warehouses	8.6
Senior housing	6.4
Other	3.7
100.0%

The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 2.0% of mortgage loans. Approximately 62.8% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Alabama	10.6%
Texas	9.3
Georgia	7.4
Florida	6.5
Tennessee	6.4
Utah	5.3
North Carolina	4.7
South Carolina	4.5
Ohio	4.2
California	3.9
62.8%

During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company funded approximately $1.4 billion and $97.4 million of new loans, with an average loan size of $6.0 million and $7.5 million, respectively. The average size mortgage loan in the portfolio as of December 31, 2015 (Successor Company), was $3.0 million, and the weighted-average interest rate was 5.30%. The largest single mortgage loan at December 31, 2015 (Successor Company) was $48.3 million.

Certain of the mortgage loans have call options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $143.5 million would become due in 2016, $854.5 million in 2017 through 2021, $242.5 million in 2022 through 2026, and $11.3 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $449.2 million and $553.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), the Company recognized $29.8 million, $0.1 million, and $16.7 million of participating mortgage loan income, respectively.

As of December 31, 2015 (Successor Company), approximately $4.7 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to December 31, 2015 (Successor

Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in the Company’s investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company accepted or agreed to accept assets of $15.8 million in satisfaction of $21.1 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. Of the amounts accepted or agreed to accept in satisfaction of principal during the period of February 1, 2015 to December 31, 2015 (Successor Company) $3.7 million related to foreclosures. These transactions resulted in no material realized losses in the Company’s investment in mortgage loans net of existing discounts for mortgage loans losses for the period of February 1, 2015 to December 31, 2015 (Successor Company).

As of December 31, 2014 (Predecessor Company), approximately $24.5 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2014 (Predecessor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2014 (Predecessor Company) included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the year ended December 31, 2014 (Predecessor Company), the Company accepted or agreed to accept assets of $33.0 million in satisfaction of $41.7 million of principal. The Company also identified one loan whose principal of $12.6 million was permanently impaired to a value of $7.3 million. These transactions resulted in realized losses of $10.3 million and a decrease in the Company’s investment in mortgage loans net of existing allowances for mortgage loans losses.

As of December 31, 2013 (Predecessor Company), approximately $15.9 million, or 0.03%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2013 (Predecessor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year either involved the modification of payment terms pursuant to bankruptcy proceedings or included acceptance of assets in satisfaction of principal or foreclosure on collateral property, and were the result of agreements between the creditor and the debtor. With respect to the modified loans we expect to collect all amounts due related to these loans as well as expenses incurred as a result of the restructurings. Additionally, there were no material changes to the principal balance of these loans, as a result of restructuring or modifications, which was $3.2 million as of December 31, 2013 (Predecessor Company). During the year a mortgage loan was paid off at a discount, the impact of this transaction resulted in a reduction of $0.5 million in the Company’s investment in mortgage loans, net of existing allowances for mortgage loan losses as of December 31, 2013 (Predecessor Company).

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2015 (Successor Company), $4.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). The Company foreclosed on $3.7 million nonperforming loans during the period of February 1, 2015 to December 31, 2015 (Successor Company). The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

As of December 31, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of December 31, 2015 (Successor Company), there was no allowance for mortgage loan credit losses and as of December 31, 2014 (Predecessor Company), the Company had an allowance for mortgage loan credit losses of $5.7 million. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$—	$5,720	$3,130
Charge offs	(2,561)	(861)	(675)
Recoveries	(638)	(2,359)	(2,600)
Provision	3,199	—	5,865
Ending balance	$—	$2,500	$5,720

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart:

	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Commercial mortgage loans	$6,002	$1,033	$—	$7,035
Number of delinquent commercial mortgage loans	6	1	—	7

	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Predecessor Company
As of December 31, 2014
Commercial mortgage loans	$8,972	$—	$1,484	$10,456
Number of delinquent commercial mortgage loans	4	—	1	5

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
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Commercial mortgage loans:
With no related allowance recorded	$1,694	$1,728	$—	$847	$104	$117
With an allowance recorded	—	—	—	—	—	—

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
Predecessor Company
As of December 31, 2014
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	19,632	20,603	5,720	3,272	1,224	1,280

As of December 31, 2015 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring. Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2014 (Predecessor Company) were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
Predecessor Company
As of December 31, 2014
Troubled debt restructuring:
Commercial mortgage loans	6	$28,648	$19,593

8. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs

The balances and changes in DAC are as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$—	$2,647,980	$2,721,687
Capitalization of commissions, sales, and issue expenses	302,839	22,513	288,592
Amortization	(24,187)	1,117	(195,605)
Change in unrealized investment gains and losses	9,959	(96,830)	(166,694)
Balance, end of period	$288,611	$2,574,780	$2,647,980

Value of Business Acquired

The balances and changes in VOBA are as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$1,276,886	$646,590	$848,528
Amortization	(69,869)	(5,189)	(61,704)
Change in unrealized gains and losses	69,226	(79,418)	(140,234)
Other	(6,046)	—	—
Balance, end of period	$1,270,197	$561,983	$646,590

As of February 1, 2015, the existing DAC and VOBA balance was written off in conjunction with the Merger previously disclosed in Note 4, Dai-ichi Merger and in accordance with ASC Topic 805—Business Combinations.

Concurrently, a VOBA asset was created representing the actuarial estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger.

Based on the balance recorded as of December 31, 2015 (Successor Company), the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2016	$131,599
2017	122,011
2018	112,230
2019	96,878
2020	80,542

9. GOODWILL

The changes in the carrying amount of goodwill by segment are as follows:

Predecessor Company	Life Marketing	Acquisitions	Asset Protection	Corporate and Other	Total Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2013	$10,192	$32,517	$62,671	$83	$105,463
Tax benefit of excess tax goodwill	—	(3,098)	—	—	(3,098)
Balance as of December 31, 2014	$10,192	$29,419	$62,671	$83	$102,365

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

As permitted by ASC Topic 805, Business Combinations, the Company measured its assets and liabilities at fair value on the date of the Merger, February 1, 2015. The purchase price in excess of the fair value of assets and liabilities of the Company resulted in the establishment of goodwill as of the date of the Merger. As of February 1, 2015 (Successor Company), the Company established an aggregate goodwill balance of $735.7 million. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. This reduction in Goodwill was applied to the Life Marketing segment’s goodwill. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million.

Refer to Note 4, Dai-ichi Merger, for more information related to the Successor Company goodwill.

10. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company’s balance sheet. The VA separate account balances subject to GMWB were $9.3 billion as of December 31, 2015 (Successor Company). For more information regarding the valuation of and income impact of GMWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 23, Fair Value of Financial Instruments, and Note 24, Derivative Financial Instruments.

The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 5.87%, age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, lapse rates ranging from 2.2% - 33% (depending on product type and duration), and an average discount rate of 6.0%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The VA separate account balances subject to GMDB were $12.2 billion as of December 31, 2015 (Successor Company). The total GMDB amount payable based on VA account balances as of December 31, 2015 (Successor Company), was $283.5 million (including $266.9 million in the Annuities segment and $16.6 million in the Acquisitions segment) with a GMDB reserve of $33.1 million and $0.3 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2015 (Successor Company) for the Company was 69.

These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $12.8 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2015, was 66 years.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended December 31,
	to December 31, 2015	to January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$29,010	$26,251	$16,284	$19,606
Incurred guarantee benefits	10,175	3,073	12,091	(260)
Less: Paid guarantee benefits	2,758	449	2,124	3,062
Ending balance	$36,427	$28,875	$26,251	$16,284

Account balances of variable annuities with guarantees invested in VA separate accounts are as follows:

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Equity mutual funds	$5,476,366	$7,834,480
Fixed income mutual funds	7,184,528	5,137,312
Total	$12,660,894	$12,971,792

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

Activity in the Company’s deferred sales inducement asset was as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended December 31,
	to December 31, 2015	to January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Deferred asset, beginning of period	$—	$155,150	$146,651	$143,949
Amounts deferred	14,557	82	18,302	15,274
Amortization	(2,801)	(1,139)	(9,803)	(12,572)
Deferred asset, end of period	$11,756	$154,093	$155,150	$146,651

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

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2015 (Successor Company), the Company had reinsured approximately 48% of the face value of its life insurance in-force. The Company has reinsured approximately 20% of the face value of its life insurance in-force with the following three reinsurers:

•                   Security Life of Denver Insurance Co. (currently administered by Hanover Re)

•                   Swiss Re Life & Health America Inc.

•                   The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

The Company has not experienced any credit losses for the years ended December 31, 2015 (Successor Company), December 31, 2014 (Predecessor Company), or December 31, 2013 (Predecessor Company) related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

The following table presents the net life insurance in-force:

	Successor Company	Predecessor Company
	As of December 31,	As of December 31,
	2015	2014	2013
	(Dollars In Millions)	(Dollars In Millions)
Direct life insurance in-force	$727,705	$721,036	$726,697
Amounts assumed from other companies	39,547	43,237	46,752
Amounts ceded to other companies	(368,142)	(388,890)	(416,809)
Net life insurance in-force	$399,110	$375,383	$356,640
Percentage of amount assumed to net	10%	12%	13%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Premiums and policy fees:
Life insurance	$2,360,643	$(983,143)	$308,280	$1,685,780	(1)	18.3%
Accident/health insurance	70,243	(36,871)	18,252	51,624		35.4
Property and liability insurance	243,728	(134,964)	6,904	115,668		6.0
Total	$2,674,614	$(1,154,978)	$333,436	$1,853,072

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Premiums and policy fees:
Life insurance	$204,185	$(74,539)	$28,601	$158,247	(1)	18.1%
Accident/health insurance	6,846	(4,621)	1,809	4,034		44.8
Property and liability insurance	19,759	(10,796)	666	9,629		6.9
Total	$230,790	$(89,956)	$31,076	$171,910
For The Year Ended
December 31, 2014:
Premiums and policy fees:
Life insurance	$2,603,956	$(1,205,528)	$349,934	$1,748,362	(1)	20.0%
Accident/health insurance	81,037	(42,741)	20,804	59,100		35.2
Property and liability insurance	233,362	(125,328)	8,675	116,709		7.4
Total	$2,918,355	$(1,373,597)	$379,413	$1,924,171
For The Year Ended
December 31, 2013:
Premiums and policy fees:
Life insurance	$2,371,872	$(1,247,657)	$306,920	$1,431,135	(1)	21.5%
Accident/health insurance	45,263	(20,011)	24,291	49,543		49.0
Property and liability insurance	225,327	(109,527)	7,978	123,778		6.5
Total	$2,642,462	$(1,377,195)	$339,189	$1,604,456

(1)             Includes annuity policy fees of $152.8 million, $13.9 million, $167.1 million, and $140.7 million for the periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 (Predecessor Company), and December 31, 2013 (Predecessor Company), respectively.

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), policy and claim reserves relating to insurance ceded of $5.5 billion and $6.1 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company

had paid $77.9 million and $120.5 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had receivables of $64.9 million and $65.8 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $5.5 billion and $6.1 billion as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	Successor Company		Predecessor Company
	As of		As of
	December 31, 2015		December 31, 2014
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)		(Dollars In Millions)
Security Life of Denver Insurance Company	$800.6	A	$842.1	A
Swiss Re Life & Health America, Inc.	719.2	A+	820.9	A+
Lincoln National Life Insurance Co.	546.0	A+	556.3	A+
Transamerica Life Insurance Co.	396.6	A+	497.7	A+
RGA Reinsurance Company	303.5	A+	412.4	A+
SCOR Global Life USA Reinsurance Company	320.4	A	411.8	A
American United Life Insurance Company	314.2	A+	336.1	A+
Scottish Re (U.S.) Inc.	268.6	NR	298.0	NR
Centre Reinsurance (Bermuda) Ltd	247.6	NR	260.9	NR
Employers Reassurance Corporation	224.4	A-	254.3	A–

The Company’s reinsurance contracts typically do not have a fixed term. In general, the reinsurers’ ability to terminate coverage for existing cessions is limited to such circumstances as material breach of contract or non-payment of premiums by the ceding company. The reinsurance contracts generally contain provisions intended to provide the ceding company with the ability to cede future business on a basis consistent with historical terms. However, either party may terminate any of the contracts with respect to future business upon appropriate notice to the other party.

Generally, the reinsurance contracts do not limit the overall amount of the loss that can be incurred by the reinsurer. The amount of liabilities ceded under contracts that provide for the payment of experience refunds is immaterial.

12. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

In conjunction with the Merger and in accordance with ASC Topic 805, the Company adjusted the carrying value of debt to fair value as of the date of the Merger, February 1, 2015. This resulted in the Company establishing premiums and discounts on its outstanding debt, subordinated debentures and non-recourse funding obligations. The carrying value of the Company’s revolving line of credit approximates fair value due to the nature of the borrowings and the fact the Company pays a variable rate of interest that reflects current market conditions. The fair value of the Company’s senior notes, subordinated debt, non-recourse funding obligations associated with Golden Gate II Captive Insurance Company and MONY Life Insurance Company, were determined using market prices as of February 1, 2015. The fair value of the Golden Gate V non-recourse funding obligation was determined using a discounted cash flow model with inputs derived from comparable financial instruments. The premiums and discounts established as of February 1, 2015 are amortized over the expected life of the instruments using the effective interest method. The amortization of premiums and discounts are recorded as a component of interest expense and are recorded in “Other operating expenses” on the Company’s Consolidated Statements of Income.

Debt and subordinated debt securities are summarized as follows:

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$485,000	$450,000
6.40% Senior Notes (2007), due 2018	162,671	150,000
7.375% Senior Notes (2009), due 2019	473,127	400,000
8.45% Senior Notes (2009), due 2039	468,008	300,000
	$1,588,806	$1,300,000
Subordinated debt securities (year of issue):
6.125% Subordinated Debentures (2004), due 2034, callable 2009	$—	$103,093
6.25% Subordinated Debentures (2012) due 2042, callable 2017	295,833	287,500
6.00% Subordinated Debentures (2012) due 2042, callable 2017	152,930	150,000
	$448,763	$540,593

The Company’s future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $162.7 million in 2018, $473.1 million in 2019, and $468.0 million thereafter.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company called and redeemed the entire $103.1 million of outstanding principal amount of the Company’s 6.125% Subordinated Debentures due 2034.

During 2014 (Predecessor Company), the Company announced that it had issued notice to redeem the entire $100.0 million outstanding principal amount of the Company’s 8.00% Senior Notes issued on October 9, 2009. The payment in respect of the redemption of the Senior Notes was made on October 15, 2014. In conjunction with this redemption, the Company wrote off $2.4 million of deferred issue costs.

During 2014 (Predecessor Company), $150.0 million of the Company’s Senior Notes matured and were paid in full, along with applicable accrued interest.

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

On February 2, 2015, the Company amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of December 31, 2015 (Successor Company). There was an outstanding balance of $485.0 million bearing interest at a rate of LIBOR plus 1.00% as of December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), the $55.0 million Letter of Credit executed by PLICO was no longer issued and outstanding.

The following is a summary of the Company’s estimated debt covenant calculations as of December 31, 2015 (Successor Company):

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to 0	greater than $1 billion
Debt to total capital ratio*	less than 40%	less than 21%
Total adjusted capital margin	greater than or equal to 0	greater than $2.5 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	greater than 22.5 to 1

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

On October 9, 2009, the Company closed on offerings of $400 million of its 7.375% Senior Notes due in 2019, $100 million of its 8.00% Senior Notes due in 2024, and $300 million of its 8.45% Senior Notes due in 2039, for an aggregate principal amount of $800 million, of which $700 million were outstanding as of December 31, 2015 (Successor Company). These senior notes were offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

During 2012, the Company issued $287.5 million of its 6.25% Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $103.1 million of Subordinated Debentures due 2031, $118.6 million of Subordinated Debentures due in 2032 and $75.0 million of Capital Securities due in 2066 at par value.

During 2012, the Company issued $150.0 million of its Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $125.0 million of Capital Securities due in 2066 at par value and the remaining for general working capital purposes.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, had three series of non-recourse funding obligation with a total outstanding balance of $800 million as of December 31, 2015 (Successor Company). As of December 31, 2015 the Company held the entire outstanding balance of non-recourse funding obligations and were eliminated in consolidation. As of December 31, 2015, the Series A1 non-recourse funding obligations had a balance of $400 million and accrued interest at 7.375%, the Series A2 non-recourse funding obligations had a balance of $100 million and accrued interest at 8%, and the Series A3 non-recourse funding obligations had a balance of $300 million and accrued interest at 8.45%.  In connection with the reinsurance transaction pursuant to which PLICO reinsures the GLAIC Block, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and WCL, a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees.  The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers.  As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by the Company were contributed to PLICO and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2015 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2015 (Successor Company), securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $430.1 million of the non-recourse funding obligations were held by the Company and its affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2015 (Successor Company), no payments have been made under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $1.9 million have been collateralized by the Company. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V, a Vermont special purpose financial insurance company, and Red Mountain, both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2015 (Successor Company), the principal balance of the Red Mountain note was $500 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $134.2 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $500 million outstanding non-recourse funding obligation as of December 31, 2015 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of December 31, 2015 (Successor Company), on a consolidated basis, are shown in the following table:

Issuer	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$118,481	2052	1.32%
Golden Gate V Vermont Captive Insurance Company(2)	564,679	2037	5.12%
MONY Life Insurance Company(2)	2,524	2024	6.19%
Total	$685,684

(1)             Carrying values include premiums and discounts and do not represent unpaid principal balances.

(2)             Fixed rate obligations

During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations. For the year ended December 31, 2014 (Predecessor Company), the Company and its affiliates repurchased $50.0 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $10.5 million pre-tax gain for the Company. For the year ended December 31, 2013 (Predecessor Company), the Company and its affiliates repurchased $91.1 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $20.0 million pre-tax gain for the Company.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $935 million as of December 31, 2015 (Successor Company). The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during 2015 and was $780 million as of December 31, 2015 (Successor Company). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 36 basis points). During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $912.7 million and $175.0 million, respectively. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points, respectively) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company). As of December 31, 2014 (Predecessor Company), the Company had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2015 (Successor Company):

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

Remaining Contractual Maturity of the Agreements
As of December 31, 2015 (Successor Company)
(Dollars In Thousands)

	Overnight and			Greater Than

	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$108,875	$—	$—	$—	$108,875
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	371,002	—	—	—	371,002
Total borrowings	$479,877	$—	$—	$—	$479,877

Interest Expense

Interest expense on long-term debt and subordinated debt securities totaled $58.6 million, $8.9 million, $118.4 million, and $123.8 million for the periods of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 (Predecessor Company) and December 31, 2013 (Predecessor Company), respectively. The interest expense on non-recourse funding obligations and other obligations was $54.1 million, $4.9 million, $54.2 million, and $47.5 million in the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 (Predecessor Company) and December 31, 2013 (Predecessor Company), respectively.

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

The Company leases administrative and marketing office space in approximately 17 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $6.3 million, $0.6 million, $6.5 million, and $7.0 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively. The aggregate annualized rent was approximately $6.3 million for the period of February 1, 2015 to December 31, 2015 (Successor Company). The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2016	$4,406
2017	4,042
2018	3,829
2019	3,644
2020	3,600
Thereafter	13,145

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

Year	Amount
(Dollars In Thousands)
2016	$1,385
2017	1,381
2018	76,356

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had outstanding mortgage loan commitments of $601.9 million at an average rate of 4.43% and $537.7 million at an average rate of 4.61%, respectively.

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

In 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, the Appeals accepted the Company’s earlier proposed settlement offer. In September of 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. As a result, pending a routine review by Congress’ Joint Committee on Taxation, the Company expected to receive an approximate $6.2 million net refund in a future period. This refund will not materially affect the Company’s effective tax rate.

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

Certain of the Company’s subsidiaries are under a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”) to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest as well as penalties to the state if the beneficiary could not be found. It has been publicly reported that the life insurers have paid administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $4.5 million.

14. SHAREOWNER’S EQUITY

Activity in the Company’s issued and outstanding common stock is summarized as follows:

Predecessor Company	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2012	88,776,960	10,639,467	78,137,493
(Reissuance of)/deposits to treasury stock	—	(439,953)	439,953
Balance, December 31, 2013	88,776,960	10,199,514	78,577,446
(Reissuance of)/deposits to treasury stock	—	(764,259)	764,259
Balance, December 31, 2014	88,776,960	9,435,255	79,341,705

On February 1, 2015, Dai-ichi Life acquired 100% of the Company’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity.

15. STOCK-BASED COMPENSATION

As a result of the Merger, the Company adopted a new long-term incentive program in 2015. The program was modified to reflect the fact that we no longer have a publicly traded class of stock to use in our compensation programs. Prior to that time, since 1973, the Company had stock-based incentive plans designed and established to motivate management to focus on its long-range performance through the awarding of stock-based compensation. Due to change in control provision, the awards outstanding immediately prior to the Merger were cancelled and converted into the right to receive an amount in cash. For more information refer to Note 4, Dai-ichi Merger.

Performance Shares (Predecessor)

The criteria for payment of the 2014 performance awards was based on the Company’s average operating return on average equity (“ROE”) over a three-year period. If the Company’s ROE was below 10.5%, no award was earned. If the Company’s ROE was at or above 12.0%, the award maximum was earned.

The criteria for payment of the 2013 performance awards was based on the Company’s average operating ROE over a three-year period. If the Company’s ROE was below 10.0%, no award was earned. If the Company’s ROE was at or above 11.5%, the award maximum was earned.

Performance shares were equivalent in value to one share of our common stock times the award earned percentage payout. Performance share awards of 203,295 performance share awards were issued during the year ended December 31, 2014 (Predecessor Company).

Performance share awards and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars In Thousands)
2014	203,295	$10,484
2013	298,500	9,328
2012	306,100	8,608

Stock Appreciation Rights (Predecessor)

Stock Appreciation Rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s common stock. The SARs were exercisable either 5 years after the date of grant or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price was as follows:

	Weighted-Average Base Price per share	No. of SARs
Balance at December 31, 2012	$22.15	1,641,167
SARs exercised / forfeited	18.54	(336,066)
Balance at December 31, 2013	$23.08	1,305,101
SARs exercised / forfeited	22.07	(1,147,473)
Balance at December 31, 2014	$30.41	157,628

The outstanding SARs as of December 31, 2014 (Predecessor Company), were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$41.05	10,000	1	10,000
$43.46	22,300	3	22,300
$38.59	52,000	4	52,000
$3.50	46,110	5	46,110
$18.36	27,218	6	27,218

There were no SARs issued for the years ended December 31, 2014 (Predecessor Company) and December 31, 2013 (Predecessor Company). These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and expected exercise date of 2016. Due to the change in control provision, all SARs outstanding immediately prior to the Merger were cancelled and converted into the right to receive an amount in cash.

Restricted Stock Units (Predecessor)

Restricted stock units were awarded to participants and include certain restrictions relating to vesting periods. The Company issued 98,700 restricted stock units for the year ended December 31, 2014 (Predecessor Company) and 166,850 restricted stock units for the year ended December 31, 2013 (Predecessor Company). These awards had a total fair value at grant date of $5.1 million and $5.5 million, respectively. Approximately half of these restricted stock units were to vest after three years from grant date and the remainder vest after four years.

The Company recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by the Company for its stock-based compensation plans was $25.9 million and $15.7 million in 2014 and 2013, respectively. The Company’s obligations of its stock-based compensation plans that are expected to be settled in shares of the Company’s common stock are reported as a component of shareowner’s equity, net of deferred taxes. As of December 31, 2014 (Predecessor Company), the total compensation cost related to non-vested stock-based compensation not yet recognized was $27.0 million. Due to the Merger, the unrecognized stock compensation expense was accelerated as of the date of the merger due to a change in control provision.

The following table provides information as of December 31, 2014 (Predecessor Company), regarding equity compensation plans under which the Company’s common stock was authorized for issuance:

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

(1)             Includes the following number of shares: (a) 102,458 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 907,487 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2014); (c) 313,199 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); (d) 475,386 shares issuable with respect to stock equivalents representing previously earned awards under the LTIP that the recipient deferred under the Company’s Deferred Compensation Plan for Officers; and (e) 162,429 shares issuable with respect to stock equivalents representing previous awards under the Company’s Stock Plan for Non-Employee Directors that the recipient deferred under our Deferred Compensation Plan for Directors Who Are Not Employees of the Company.

(2)             Includes the following number of shares of common stock: (a) 152,709 shares issuable with respect to stock equivalents representing (i) stock awards to the Company’s Directors before June 1, 2004 that the recipient deferred pursuant to the Company’s Deferred Compensation Plan for Directors Who Are Not Employees of the Company and (ii) cash retainers and fees that the Company’s Directors deferred under the Company’s Deferred Compensation Plan for Directors Who Are Not Employees of the Company, and (b) 41,011 shares issuable with respect to stock equivalents pursuant to the Company’s Deferred Compensation Plan for Officers.

(3)             Based on exercise prices of outstanding SARs.

(4)             Represents shares of common stock available for future issuance under the LTIP and the Company’s Stock Plan for Non-Employee Directors.

(5)             The plans listed in Note (2) do not currently have limits on the number of shares of common stock issuable under such plans. The total number of shares of common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans’ participants.

16. EMPLOYEE BENEFIT PLANS

Due to the Dai-ichi acquisition, the Company remeasured all materially impacted benefit plans as of January 31, 2015. Financial remeasurement was performed for the defined benefit pension plan, the unfunded excess benefit plan, and the postretirement life insurance plan as of January 31, 2015. The January results for the retiree life plan were not material, and therefore, remeasurement was not deemed necessary for this plan. The Company has disclosed relevant financial information related to the January 31, 2015 remeasurement.

Beginning with the December 31, 2015 measurement, the Company changed its method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits by applying a spot rate approach.  Historically, the Company utilized a single weighted average discount rate derived from a selected yield curve used to measure the benefit obligation as of the measurement date.  Under the new spot rate approach, the actual calculation of service and interest cost will reflect an array of spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot rates from the selected yield curve. This new approach does not affect the measurement of the total benefit obligation.

Defined Benefit Pension Plan and Unfunded Excess Benefit Plan

The Company sponsors a defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee’s compensation.

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

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

Under the Pension Protection Act of 2006 (“PPA”), a plan could be subject to certain benefit restrictions if the plan’s adjusted funding target attainment percentage (“AFTAP”) drops below 80%. Therefore, the Company may make additional contributions in future periods to maintain an AFTAP of at least 80%. In general, the AFTAP is a measure of how well the plan is funded and is obtained by dividing the plan’s assets by the plan’s funding liabilities. AFTAP is based on participant data, plan provisions, plan methods and assumptions, funding credit balances, and plan assets as of the plan valuation date. Some of the assumptions and methods used to determine the plan’s AFTAP may be different from the assumptions and methods used to measure the plan’s funded status on a GAAP basis.

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. In August of 2014, the Highway and Transportation Funding Act of 2014 (“HATFA”) was signed into law. HAFTA extends the funding relief provided by MAP-21 by delaying the interest rate corridor expansion. The funding stabilization provisions of MAP-21 and HATFA reduced the Company’s minimum required defined benefit plan contributions for the 2013 and 2014 plan years. Since the funding stabilization provisions of MAP-21 and HATFA do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, the Company may also make additional contributions in future periods to avoid certain PBGC reporting triggers.

During January of 2015 (Predecessor Company), the Company made a $2.2 million contribution to the defined benefit pension plan for the 2014 plan year. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company contributed $1.4 million to its defined benefit pension plan for the 2014 plan year. The Company has not yet determined what amount it will fund for 2016, but estimates that the amount will be between $1 million and $10 million.

The Company also sponsors an unfunded excess benefit plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law.

The following table presents the benefit obligation, fair value of plan assets, funded status, and amounts not yet recognized as components of net periodic pension costs for the Company’s defined benefit pension plan and unfunded excess benefit plan as of December 31, 2015 (Successor Company), January 31, 2015 (Predecessor Company), and December 31, 2014 (Predecessor Company):

	Successor Company		Predecessor Company
	December 31, 2015		January 31, 2015		December 31, 2014
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan

	(Dollars In Thousands)		(Dollars In Thousands)
Accumulated benefit obligation, end of year	$250,133	$54,196	$262,290	$49,251	$249,453	$47,368
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$281,099	$51,243	$267,331	$49,575	$219,152	$39,679
Service cost	11,220	1,229	974	95	9,411	954
Interest cost	9,072	1,499	1,002	140	10,493	1,696
Amendments	—	—	—	—	—	—
Actuarial loss/(gain)	(19,235)	4,484	12,384	1,555	38,110	9,153
Benefits paid	(13,935)	(1,470)	(592)	(122)	(9,835)	(1,907)
Projected benefit obligation at end of year	268,221	56,985	281,099	51,243	267,331	49,575
Change in plan assets:
Fair value of plan assets at beginning of year	201,820	—	203,772	—	180,173	—
Actual return on plan assets	6,751	—	(3,525)	—	17,921	—
Employer contributions(1)	1,406	1,470	2,165	122	15,513	1,907
Benefits paid	(13,935)	(1,470)	(592)	(122)	(9,835)	(1,907)
Fair value of plan assets at end of year	196,042	—	201,820	—	203,772	—
After reflecting FASB guidance:
Funded status	(72,179)	(56,985)	(79,279)	(51,243)	(63,559)	(49,575)
Amounts recognized in the balance sheet:
Other liabilities	(72,179)	(56,985)	(79,279)	(51,243)	(63,559)	(49,575)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss/(gain)	(12,772)	4,484	96,965	22,401	80,430	20,983
Prior service cost/(credit)	—	—	(1,001)	23	(1,033)	24
Total amounts recognized in AOCI	$(12,772)	$4,484	$95,964	$22,424	$79,397	$21,007

(1)             Employer contributions disclosed are based on the Company’s fiscal filing year

As a result of the Merger on February 1, 2015, all unrecognized prior service costs or credits, actuarial gains or losses, and any remaining transition assets or obligations were not carried forward. Therefore, the amounts presented in the “Amounts recognized in accumulated other comprehensive income” in the chart above were set to zero on the Merger date.

Weighted-average assumptions used to determine benefit obligations as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company) are as follows:

	Successor Company		Predecessor Company
	As of December 31, 2015		As of December 31, 2014
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
Discount rate	4.29%	3.63%	3.95%	3.65%

Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75 for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above

The benefit obligations as of January 31 were determined based on the assumptions used in the 2014 year end disclosures with the following exception:

	Predecessor Company
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
Discount rate	3.55%	3.26%

Weighted-average assumptions used to determine the net periodic benefit cost for the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company) are as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31,		For The Year Ended December 31,
	2015	2015	2014	2013	2014	2013

	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
Discount rate	3.95%	3.65%	4.86%	4.07%	4.30%	3.37%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	3.0	3.0	4.0	4.0
Expected long-term return on plan assets	7.5	N/A	7.5	7.5	N/A	N/A

The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

To determine an appropriate long-term rate of return assumption, the Company obtained 25 year annualized returns for each of the represented asset classes. In addition, the Company received evaluations of market performance based on the Company’s asset allocation as provided by external consultants. A combination of these statistical analytics provided results that the Company utilized to determine an appropriate long-term rate of return assumption.

Components of the net periodic benefit cost for the period of February 1, 2015 to December 31, 2015 (Successor Company), for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company) are as follows:

	Successor Company		Predecessor Company
	February 1, 2015		January 1, 2015		For The Year Ended December 31,
	to		to
	December 31, 2015		January 31, 2015		2014	2013	2014	2013
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	(Dollars In Thousands)				(Dollars In Thousands)
Service cost—benefits earned during the period	$11,220	$1,229	$974	$95	$9,411	$9,345	$954	$1,037
Interest cost on projected benefit obligation	9,072	1,499	1,002	140	10,493	8,985	1,696	1,387
Expected return on plan assets	(13,214)	—	(1,293)	—	(12,166)	(11,013)	—	—
Amortization of prior service cost/(credit)	—	—	(33)	1	(392)	(392)	12	12
Amortization of actuarial loss/(gain)(1)	—	—	668	138	6,821	9,631	1,516	1,792
Preliminary net periodic benefit cost	7,078	2,728	1,318	374	14,167	16,556	4,178	4,228
Settlement/curtailment expense(2)	—	—	—	—	—	—	—	928
Total net periodic benefit cost	$7,078	$2,728	$1,318	$374	$14,167	$16,556	$4,178	$5,156

(1)             2015 average remaining service period used is 9.38 years and 7.96 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.

(2)             The unfunded excess benefit plan triggered settlement accounting for the year ended December 31, 2013 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

The Company will not amortize any net actuarial loss/(gain) from other comprehensive income into net periodic benefit cost during 2016 since the net actuarial loss (gain) is less than 10% of the greater of the smooth value of assets or the projected benefit obligation.

Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

	Successor Company		Predecessor Company
Asset Category	Target Allocation for 2016	2015	2014
Cash and cash equivalents	2%	2%	4%
Equity securities	60	61	62
Fixed income	38	37	34
Total	100%	100%	100%

The Company’s target asset allocation is designed to provide an acceptable level of risk and balance between equity assets and fixed income assets. The weighting towards equity securities is designed to help provide for an increased level of asset growth potential and liquidity.

Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from PLICO in the retiree’s name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash. When calculating asset allocation, the Company includes reserves for pre-July 1999 retirees.

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

The plan’s equity assets are in a Russell 3000 index fund that invests in a domestic equity index collective trust managed by Northern Trust Corporation and in a Spartan 500 index fund managed by Fidelity. The plan’s cash is invested in a collective trust managed by Northern Trust Corporation. The plan’s fixed income assets are invested in a group deposit administration annuity contract with PLICO.

Plan assets of the defined benefit pension plan by category as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Asset Category
Cash and cash equivalents	$3,121	$7,968
Equity securities:
Collective Russell 3000 equity index fund	72,663	79,660
Fidelity Spartan 500 index fund	52,551	51,848
Fixed income	67,707	64,296
Total investments	196,042	203,772
Employer contribution receivable	—	2,165
Total	$196,042	$205,937

The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Plan’s group deposit administration annuity contract with PLICO is recorded at contract value, which, by utilizing a long-term view, the Company believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$3,121	$—	$—	$3,121
Collective investment funds:
Equity index funds	52,551	72,663	—	125,214
Group deposit administration annuity contract	—	—	67,707	67,707
Total investments	$55,672	$72,663	$67,707	$196,042

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2014 (Predecessor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$7,968	$—	$—	$7,968
Collective investment funds:
Equity index funds	51,848	79,660	—	131,508
Group deposit administration annuity contract	—	—	64,296	64,296
Total investments	$59,816	$79,660	$64,296	$203,772

For the period of February 1, 2015 to December 31, 2015 (Successor Company), there were no transfers between Level 2 and Level 3. For the year ended December 31, 2014 (Predecessor Company), $4.5 million was transferred into Level 3 from Level 2. This transfer was made to maintain an acceptable asset allocation as set by the Company’s investment policy.

For the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the year ended December 31, 2014 (Predecessor Company), there were no transfers between Level 1 and Level 2.

The following table summarizes the Plan investments measured at fair value based on NAV per share as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively:

Name	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(Dollars In Thousands)
Successor Company
As of December 31, 2015:
Collective short-term investment fund	$3,121	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	72,663	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	52,551	Not Applicable	Daily	1 day

Predecessor Company
As of December 31, 2014:
Collective short-term investment fund	$7,968	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	79,660	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	51,848	Not Applicable	Daily	1 day

(1)             Non-lending collective trust that does not publish a daily NAV but tracks the Russell 3000 index and provides a daily NAV to the Plan.

The following table presents a reconciliation of the beginning and ending balances for the fair value measurements for the period of February 1, 2105 to December 31, 2015, for the period of January 1, 2015 to January 31, 2015, and for the year ended December 31, 2014, for which the Company has used significant unobservable inputs (Level 3):

	Successor Company	Predecessor Company
	December 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of year	$64,581	$64,296	$56,736
Interest income	3,126	285	3,060
Transfers from collective short-term investments fund	—	—	4,500
Transfers to collective short-term investments fund	—	—	—
Balance, end of year	$67,707	$64,581	$64,296

The following table represents the Plan’s Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2015 (Successor Company):

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$67,707	Contract Value	Contract Rate	5.22% - 5.41%

Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

Estimated future benefit payments under the defined benefit pension plan and unfunded excess benefit plan are as follows:

Years	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)
2016	$16,947	$5,470
2017	18,019	7,682
2018	17,723	5,070
2019	18,517	9,097
2020	19,532	4,962
2021 - 2025	102,176	18,888

Other Postretirement Benefits

In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the accumulated postretirement benefit obligation associated with these benefits was $0.1 million and $0.2 million, respectively.

The change in the benefit obligation for the retiree medical plan is as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$247	$447
Service cost	1	2
Interest cost	2	4
Actuarial (gain)/loss	(113)	30
Plan participant contributions	141	254
Benefits paid	(141)	(490)
Benefit obligation, end of year	$137	$247

For the retiree medical plan, the Company’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2015 (Successor Company), is 1.54% and 1.27%, respectively.

For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company’s liability related to this benefit was less than $0.1 million. The Company’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of January 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$9,781	$9,288	$8,653
Service cost	138	12	97
Interest cost	336	39	416
Actuarial (gain)/loss	(894)	511	694
Benefits paid	(298)	(69)	(572)
Benefit obligation, end of year	$9,063	$9,781	$9,288

For the postretirement life insurance plan, the Company’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2015 (Successor Company), is 4.6% and 4.21%, respectively. The Company’s discount rate assumption used to determine benefit obligation as of January 1, 2015 (Predecessor Company) is 3.79%.

The Company’s expected long-term rate of return assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2015 (Successor Company), is 2.75% and 3.14%, respectively. To determine an appropriate long-term rate of return assumption, the Company utilized 25 year average and annualized return results on the Barclay’s short treasury index.

Investments of the Company’s group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

The fair value of each major category of plan assets for the Company’s postretirement life insurance plan is as follows:

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Category of Investment
Money market fund	$5,653	$5,925

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,653	$—	$—	$5,653

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2014 (Predecessor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,925	$—	$—	$5,925

For the year ended December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), there were no transfers between levels.

Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

The Company sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($18,000 for 2015). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($6,000 for 2015). The Company matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately.

Prior to 2009, employee contributions to the Company’s 401(k) Plan were matched through use of an ESOP established by the Company. Beginning in 2009, the Company adopted a cash match for employee contributions to the 401(k) plan. For the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the year ended December 31, 2014 (Predecessor Company), the Company recorded an expense of $6.3 million and $6.3 million, respectively.

Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.5 million, $0.4 million, and $0.5 million, respectively, in 2015, 2014, and 2013.

Prior to the Merger date of February 1, 2015, the Company’s outstanding and publicly traded common stock was a component of the investment options allowed to participants in the 401(k) Plan.

Deferred Compensation Plan

Prior to the Merger, the Company had established deferred compensation plans for directors, officers, and others. Compensation deferred was credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. The Company, from time to time, reissued treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2014 (Predecessor Company), the plans had 1,109,595 common stock equivalents credited to participants. The Company’s obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowner’s equity. On February 1, 2015, the Company became a wholly owned subsidiary of Dai-ichi Life and the Company stock ceased to be publicly traded. Thus, any common stock equivalents within the plans converted into rights to receive the merger consideration of $70.00 per common stock equivalent.

As of February 1, 2015, the Company has continued the deferred compensation plans for officers and others. Compensation deferred was credited to the participants in cash, mutual funds, or a combination thereof. As of December 31, 2015 (Successor Company), the Company’s obligations related to its deferred compensation plans are reported in other liabilities.

17. EARNINGS PER SHARE (PREDECESSOR COMPANY)

As of February 1, 2015, the Company became a wholly owned subsidiary of Dai-ichi Life, and for the period of February 1, 2015 to December 31, 2015 (Successor Company), there was no market for the Company’s common stock and therefore the Company will no longer disclose earnings per share information.

For periods prior to February 1, 2015, basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including shares issuable under various deferred compensation plans. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period, assuming the shares were not anti-dilutive, including shares issuable under various stock-based compensation plans and stock purchase contracts.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company):

	Predecessor Company
	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
		2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$1,509	$384,875	$393,464

Average shares issued and outstanding	79,343,253	78,970,229	78,439,987
Issuable under various deferred compensation plans	1,109,595	1,094,988	955,635
Weighted shares outstanding - basic	80,452,848	80,065,217	79,395,622
Per share:
Net income - basic	$0.02	$4.81	$4.96
Calculation of diluted earnings per share:
Net income	$1,509	$384,875	$393,464

Weighted shares outstanding - basic	80,452,848	80,065,217	79,395,622
Stock appreciation rights (“SARs”)(1)	64,570	272,196	432,413
Issuable under various other stock-based compensation plans	935,382	768,656	745,607
Restricted stock units	306,487	269,427	352,071
Weighted shares outstanding - diluted	81,759,287	81,375,496	80,925,713
Per share:
Net income - diluted	$0.02	$4.73	$4.86

(1)             Excludes 178,325 SARs as of December 31, 2013, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding, for applicable periods.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of AOCI as of December 31, 2015 (Successor Company), January 31, 2015 (Predecessor Company), December 31, 2014 (Predecessor Company), and December 31, 2013 (Predecessor Company).

Changes in Accumulated Other Comprehensive Income (Loss) by Component

Successor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Benefits Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, February 1, 2015	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(1,264,034)	(86)	5,931	(1,258,l89)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(393)	—	—	(393)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	17,362	86	—	17,448
Net current-period other comprehensive income (loss)	(1,247,065)	—	5,931	(1,241,134)
Ending Balance, December 31, 2015	$(1,247,065)	$—	$5,931	$(1,241,134)

(1)             See Reclassification table below for details.

(2)             As of December 31, 2015 (Successor Company), net unrealized losses reported in AOCI were offset by $623.0 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

Predecessor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2014	$1,484,169	$(82)	$(66,011)	$1,418,076
Other comprehensive income (loss) before reclassifications	482,370	9	(12,527)	469,852
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(243)	—	—	(243)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(4,166)	23	502	(3,641)
Net current-period other comprehensive income (loss)	477,961	32	(12,025)	465,968
Ending Balance January 31, 2015	$1,962,130	$(50)	$(78,036)	$1,884,044

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

(2)             As of December 31, 2013 and 2014, net unrealized losses reported in AOCI were offset by $(189.8) million and $(504.4) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2)             As of December 31, 2012 and December 31, 2013, net unrealized losses reported in AOCI were offset by $(204.8) million and $(189.8) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the year ended December 31, 2014 (Predecessor Company).

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(131)	Benefits and settlement expenses, net of reinsurance ceded
	(131)	Total before tax
	45	Tax (expense) or benefit
	$(86)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$281	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(26,992)	Net impairment losses recognized in earnings
	(26,711)	Total before tax
	9,349	Tax (expense) or benefit
	$(17,362)	Net of tax
Pension benefits liability adjustment
Amortization of net actuarial gain/(loss)	$—	Other operating expenses
Amortization of prior service credit/(cost)	—	Other operating expenses
Amortization of transition asset/(obligation)	—	Other operating expenses
	—	Total before tax
	—	Tax (expense) or benefit
	$—	Net of tax

(1)             See Note 24, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
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
Pension benefits liability adjustment
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
	(Dollars In Thousands)
Predecessor Company
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
Pension benefits liability adjustment
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
(Dollars In Thousands)

Predecessor Company
For The Year Ended December 31, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(2,349)	Benefits and settlement expenses, net of reinsurance ceded
	(2,349)	Total before tax
	822	Tax (expense) or benefit
	$(1,527)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$66,456	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(22,447)	Net impairment losses recognized in earnings
	44,009	Total before tax
	(15,403)	Tax (expense) or benefit
	$28,606	Net of tax

(1)             See Note 24, Derivative Financial Instruments for additional information.

19. INCOME TAXES

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%	35.0%
State income taxes	2.0	0.8	0.8	0.6
Investment income not subject to tax	(4.3)	(3.2)	(3.4)	(3.1)
Uncertain tax positions	0.2	(0.1)	1.3	0.4
Other	—	(0.1)	0.3	0.5
	32.9%	32.4%	34.0%	33.4%

The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the Company’s income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax are as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Current income tax expense:
Federal	$5,715	$(32,803)	$189,105	$19,267
State	(4,244)	1,685	8,838	2,588
Total current	$1,471	$(31,118)	$197,943	$21,855
Deferred income tax expense:
Federal	$118,338	$30,858	$1,474	$174,888
State	11,734	(67)	(1,003)	166
Total deferred	$130,072	$30,791	$471	$175,054

The components of the Company’s net deferred income tax liability are as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$—	$95,298
Loss and credit carryforwards	34,340	516
Deferred compensation	241,156	194,223
Invested assets (other than unrealized gains)	—	63,901
Deferred policy acquisition costs	274,366	—
Premium on corporate debt	125,296	—
Net unrealized loss on investments	671,540	—
Other	81,032	—
Valuation allowance	(4,804)	(2,206)
	1,422,926	351,732
Deferred income tax liabilities:
Premium receivables and policy liabilities	276,919	—
VOBA and other intangibles	631,935	—
DAC and VOBA	—	1,078,533
Invested assets (other than unrealized gains (losses))	1,511,353	—
Net unrealized gains (losses) on investments	—	799,123
Other	—	19,554
	2,420,207	1,897,210
Net deferred income tax liability	$(997,281)	$(1,545,478)

The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities. These liabilities were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will by claimed by the Company on MONY’s tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2015 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.

In management’s judgment, the gross deferred income tax asset as of December 31, 2015 (Successor Company) will more likely than not be fully realized. The Company has recognized a valuation allowance of $7.4 million and $3.4 million as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $4.0 million, before federal income taxes, increased state income tax expense in 2015 by the same amount.

At December 31, 2015 (Successor Company), the Company has a non-life net operating loss carryforward for federal income tax purposes of $65.6 million, which is available to offset future non-life federal taxable income (and life group taxable income with limitations) through 2035. In addition, included in the deferred income tax assets above is approximately $11.0 million in state net operating loss carryfowards attributable to certain jurisdictions, which are available to offset future taxable income in the respective state jurisdictions, expiring between 2015 and 2035.

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), some of the Company’s fixed maturities were reported at an unrealized loss. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year’s other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$137,593	$193,244	$105,881	$75,292
Additions for tax positions of the current year	2,213	(5,010)	57,463	7,465
Additions for tax positions of prior years	1,811	7,724	39,433	26,386
Reductions of tax positions of prior years:
Changes in judgment	(16,416)	(58,365)	(9,533)	(2,740)
Settlements during the period	(112,063)	—	—	—
Lapses of applicable statute of limitations	—	—	—	(522)
Balance, end of period	$13,138	$137,593	$193,244	$105,881

Included in the end of period balance above, for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and as of December 31, 2014 and 2013 (Predecessor Company), are approximately $5.6 million, $126.0 million, $181.9 million, and $98.0 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $7.5 million, $11.5 million, $11.3 million, and $7.9 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and as of December 31, 2014 and 2013 (Predecessor Company), respectively.

Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. These amounts were a $1.6 million detriment, a $0.9 million benefit, a $3.9 million detriment, and a $2.3 million detriment for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014, and 2013 (Predecessor Company), respectively. The Company has approximately $15.4 million, $12.7 million, $14.3 million, and $7.8 million of accrued interest associated with unrecognized tax benefits as of December 31, 2015 (Successor Company), as of January 31, 2015 (Predecessor Company), and as of December 31, 2014 and 2013 (Predecessor Company), respectively (before taking into consideration the related income tax benefit that is associated with such an expense).

The Company believes that in the next 12 months none of these unrecognized tax benefits will be significantly increased or reduced.

In June 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, Appeals accepted the Company’s earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. The resulting net adjustment to the Company’s current income taxes for the years 2003 through 2011 will not materially affect the Company or its effective tax rate.

The Company is currently under audit by the IRS for the years 2012 and 2013. As of December 31, 2015, no materially adverse adjustments to reported taxable income have been proposed.

In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2012. Nevertheless, certain of these pre-2012 years have pending U.S. tax refunds. Due to their size, these refunds are being reviewed by Congress’ Joint Committee on Taxation. Furthermore, due to the afore-mentioned IRS adjustments to the Company’s pre-2012 taxable income, the Company is amending certain of its 2003 through 2011 state income tax returns. Such amendments will cause such years to remain open, pending the states’ acceptances of the returns. At this time, the Company believes that the Joint Committee’s review of its U.S. tax refunds and the states’ acceptance of its amending returns will be completed this year. The underlying statutes of limitations are expected to close in due course on or before June 30, 2017.

20. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest on debt	$124,829	$22,802	$174,644	$171,360
Income taxes	(53,486)	(1)	159,447	(27,211)
Noncash investing and financing activities:
Stock-based compensation	—	1,550	13,902	10,739

Total cash interest paid on debt for the period of February 1, 2015 to December 31, 2015 (Successor Company), was $124.8 million. Of this amount, $51.1 million related to interest on long-term debt, $25.0 million related to interest on subordinated debt, and $48.7 million related to non-recourse funding obligations and other obligations.

Total cash interest paid on debt for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), was $22.8 million. Of this amount, $4.8 million related to interest on long-term debt and $18.0 million related to non-recourse funding obligations and other obligations.

21. RELATED PARTY TRANSACTIONS

Certain corporations with which the Company’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $45.3 million, $2.6 million, $33.4 million, and $40 million, for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014, and 2013 (Predecessor Company), respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $10.0 million, $0.8 million, $16.5 million, and $16.4 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014, and 2013 (Predecessor Company), respectively.

Prior to the Merger, the Company had no related party transactions with Dai-ichi Life.

The Company has guaranteed PLICO’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which the Company is also a party. The Company has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2015 (Successor Company), the Company was the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate.

The Company guarantees the obligations of PLICO under a synthetic lease entered into by PLICO, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to PLICO for construction of an office building and parking deck which was completed on February 1, 2000. The synthetic lease was amended and restated as of December 19, 2013, wherein as of December 31, 2015, the Company continues to guarantee the obligations of PLICO thereunder.

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

The Company has an intercompany capital support agreement with Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit during 2014 (Predecessor Company). As of December 31, 2015 (Successor Company), the $55 million Letter of Credit executed by PLICO was no longer issued and outstanding. Also in accordance with this agreement, $120 million of additional capital was provided to Shades Creek by the Company through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

22. STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

The Company’s insurance subsidiaries prepare statutory financial statements for regulatory purposes in accordance with accounting practices prescribed by the NAIC and the applicable state insurance department laws and regulations. These financial statements vary materially from GAAP. Statutory accounting practices include publications of the NAIC, state laws, regulations, general administrative rules as well as certain permitted accounting practices granted by the respective state insurance department. Generally, the most significant differences are that statutory financial statements do not reflect 1) deferred acquisition costs and VOBA, 2) benefit liabilities that are calculated using Company estimates of expected mortality, interest, and withdrawals, 3) deferred income taxes that are not subject to statutory limits, 4) recognition of realized gains and losses on the sale of securities in the period they are sold, and 5) fixed maturities recorded at fair values, but instead at amortized cost.

Statutory net income for PLICO was $440.0 million, $554.2 million, and $165.5 million for the year ended December 31, 2015, 2014 and 2013, respectively. Statutory capital and surplus for PLICO was $3.8 billion and $3.5 billion as of December 31, 2015 and 2014, respectively.

The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries, and which would consequently be free from restriction and available for the payment of dividends to the Company’s shareowners in 2016 is approximately to be $541.3 million. This results in approximately $4.0 billion of the Company’s net assets being restricted from transfer to PLC without prior approval from the respective state insurance department.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. Under specific RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2015, the Company’s total adjusted capital and company action level RBC were approximately $4.1 billion and $720.6 million, respectively, providing an RBC ratio of approximately 562%.

Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2015, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $43.8 million.

The states of domicile of the Company’s insurance subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles (“SAP”). The insurance subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.

Certain prescribed and permitted practices impact the statutory surplus of PLICO, the Company’s primary operating subsidiary. These practices include the non-admission of goodwill as an asset for statutory reporting and the reporting of Bank Owned Life Insurance (“BOLI”) separate account amounts at book value rather than at fair value.

The favorable (unfavorable) effects of PLICO’s statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2015	2014
	(Dollars In Millions)
Non-admission of goodwill	$(295)	$(310)
Total (net)	$(295)	$(310)

The Company also has certain prescribed and permitted practices which are applied at the subsidiary level and do not have a direct impact on the statutory surplus of PLICO. These practices include permission to follow the actuarial guidelines of the domiciliary state of the ceding insurer for certain captive reinsurers, accounting for the face amount of all issued, and outstanding letters of credit and a note issued by an affiliate as assets in the statutory financial statements of certain wholly owned subsidiaries that are considered “Special Purpose Financial Captives”, and a reserve difference related to a captive insurance company.

The favorable (unfavorable) effects on the statutory surplus of the Company’s insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2015	2014
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,715	$1,735
Accounting for Red Mountain Note as admitted asset	$500	$435
Reserving based on state specific actuarial practices	$117	$112
Reserving difference related to a captive insurance company	$(118)	$(87)

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$1,765,270	$3	$1,765,273
Commercial mortgage-backed securities	—	1,286,887	—	1,286,887
Other asset-backed securities	—	210,020	587,031	797,051
U.S. government-related securities	1,054,353	477,824	—	1,532,177
State, municipalities, and political subdivisions	—	1,603,600	—	1,603,600
Other government-related securities	—	17,740	—	17,740
Corporate securities	83	24,941,584	902,119	25,843,786
Preferred stock	43,073	19,614	—	62,687
Total fixed maturity securities—available-for-sale	1,097,509	30,322,539	1,489,153	32,909,201
Fixed maturity securities—trading
Residential mortgage-backed securities	—	286,658	—	286,658
Commercial mortgage-backed securities	—	146,743	—	146,743
Other asset-backed securities	—	122,511	152,912	275,423
U.S. government-related securities	233,592	4,755	—	238,347
State, municipalities, and political subdivisions	—	313,354	—	313,354
Other government-related securities	—	58,827	—	58,827
Corporate securities	—	1,322,276	18,225	1,340,501
Preferred stock	2,794	1,402	—	4,196
Total fixed maturity securities—trading	236,386	2,256,526	171,137	2,664,049
Total fixed maturity securities	1,333,895	32,579,065	1,660,290	35,573,250
Equity securities	656,437	13,063	69,763	739,263
Other long-term investments(1)	113,699	141,487	96,830	352,016
Short-term investments	261,947	6,771	—	268,718
Total investments	2,365,978	32,740,386	1,826,883	36,933,247
Cash	396,072	—	—	396,072
Other assets	19,099	—	—	19,099
Assets related to separate accounts
Variable annuity	12,829,188	—	—	12,829,188
Variable universal life	827,610	—	—	827,610
Total assets measured at fair value on a recurring basis	$16,437,947	$32,740,386	$1,826,883	$51,005,216
Liabilities:
Annuity account balances(2)	$—	$—	$92,512	$92,512
Other liabilities(1)	40,067	3,932	585,556	629,555
Total liabilities measured at fair value on a recurring basis	$40,067	$3,932	$678,068	$722,067

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2015 (Successor Company), the Company held $3.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of December 31, 2015 (Successor Company), the Company held $739.9 million of Level 3 ABS, which included $587.0 million of other asset-backed securities classified as available-for-sale and $152.9 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of December 31, 2015 (Successor Company), the Company classified approximately $28.8 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of December 31, 2015 (Successor Company), the Company classified approximately $920.3 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of December 31, 2015 (Successor Company), the Company held approximately $82.8 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.

Other Long-Term Investments and Other Liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 24, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2015 (Successor Company), 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table with company experience, with attained age factors varying from  44.5% - 100%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The balance of the FIA embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 1994 Variable Annuity MGDB mortality table modified with company experience, with attained age factors varying from 49% - 80%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables modified with company experience, with attained age factors varying from 38% - 153%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of December 31, 2015 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.5 billion and the statutory unrealized gain (loss) of the securities of $184.1 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2015 (Successor Company), ranged from a one month rate of 0.61%, a 5 year rate of 2.43%, and a 30 year rate of 3.66%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$587,031	Discounted cash flow	Liquidity premium	0.27% - 1.49% (0.42%)
			Paydown rate	10.20% - 14.72% (13.11%)
Corporate securities	875,810	Discounted cash flow	Spread over treasury	0.10% - 19.00% (2.61%)
Liabilities:
Embedded derivatives—GMWB(1)	$181,612	Actuarial cash flow model	Mortality	1994 MGDB table with company experience
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.18% - 1.04%
Annuity account balances(2)	92,512	Actuarial cash flow model	Asset earned rate	4.53% - 5.67%
			Expenses	$81 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with company experience
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.18% - 1.04%
Embedded derivative—FIA	100,329	Actuarial cash flow model	Expenses	$81.50 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	1994 MGDB table with company experience
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.18% - 1.04%
Embedded derivative—IUL	29,629	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.18% - 1.04%

(1)                The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.

(2)                Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of December 31, 2015 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $200.5 million of financial instruments being classified as Level 3 as of December 31, 2015 (Successor Company). Of the $200.5 million, $152.9 million are other asset-backed securities, $44.5 million are corporate securities, and $3.1 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2015 (Successor Company), the Company held $66.7 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Predecessor Company
	Fair Value As of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$563,752	Discounted cash flow	Liquidity premium	0.39% - 1.49% (0.69%)
			Paydown rate	9.70% - 15.80% (12.08%)
Corporate securities	1,282,864	Discounted cash flow	Spread over treasury	0.33% - 7.50% (2.19%)
Liabilities:
Embedded derivatives—GMWB(1)	$245,090	Actuarial cash flow model	Mortality	44.5% to 100% of 1994 MGDB table
			Lapse	0.25% - 17%, depending on product/duration/funded status of guarantee
			Utilization	97% - 101%
			Nonperformance risk	0.12% - 0.96%
Annuity account balances(2)	97,825	Actuarial cash flow model	Asset earned rate	3.86% - 5.92%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative—FIA	124,465	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative - IUL	6,691	Actuarial cash flow model	Mortality	37% - 74% of 2008 VBT Primary Tables
			Lapse	0.5% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.12% - 0.96%

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for period of February 1, 2015 to December 31, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments
			Included in		Included in								still held at
			Other		Other					Transfers			the
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$–	$–	$–	$–	$–	$–	$–	$–	$–	$–	$3	$–
Commercial mortgage-backed securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Other asset-backed securities	603,646	–	11,040	(92)	(17,076)	–	(9,677)	–	–	–	(810)	587,031	–
U.S. government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
States, municipals, and political subdivisions	3,675	–	–	–	–	–	(3,675)	–	–	–	–	–	–
Other government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Corporate securities	1,307,259	4,367	24,490	(963)	(52,898)	199,924	(407,052)	–	–	(164,588)	(8,420)	902,119	–
Total fixed maturity securities— available-for-sale	1,914,583	4,367	35,530	(1,055)	(69,974)	199,924	(420,404)	–	–	(164,588)	(9,230)	1,489,153	–
Fixed maturity securities—trading
Residential mortgage-backed securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Commercial mortgage-backed securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Other asset-backed securities	169,473	6,260	–	(7,967)	–	2,000	(15,154)	–	–	(1,982)	282	152,912	(5,804)
U.S. government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
States, municipals and political subdivisions	–	–	–	–	–	–	–	–	–	–	–	–	–
Other government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Corporate securities	25,130	501	–	(1,407)	–	–	(5,805)	–	–	–	(194)	18,225	(1,430)
Total fixed maturity securities—trading	194,603	6,761	–	(9,374)	–	2,000	(20,959)	–	–	(1,982)	88	171,137	(7,234)
Total fixed maturity securities	2,109,186	11,128	35,530	(10,429)	(69,974)	201,924	(441,363)	–	–	(166,570)	(9,142)	1,660,290	(7,234)
Equity securities	73,044	–	44	–	–	–	(231)	–	–	–	(3,094)	69,763	–
Other long-term investments(1)	93,274	78,095	–	(74,539)	–	–	–	–	–	–	–	96,830	3,556
Short-term investments	–	–	–	–	–	–	–	–	–	–	–	–	–
Total investments	2,275,504	89,223	35,574	(84,968)	(69,974)	201,924	(441,594)	–	–	(166,570)	(12,236)	1,826,883	(3,678)
Total assets measured at fair value on a recurring basis	$2,275,504	$89,223	$35,574	$(84,968)	$(69,974)	$201,924	$(441,594)	$–	$–	$(166,570)	$(12,236)	$1,826,883	$(3,678)
Liabilities:
Annuity account balances(2)	$98,279	$–	$–	$(6,156)	$–	$–	$–	$368	$12,291	$–	$–	$92,512	$–
Other liabilities(1)	742,130	450,253	–	(293,679)	–	–	–	–	–	–	–	585,556	156,574
Total liabilities measured at fair value on a recurring basis	$840,409	$450,253	$–	$(299,835)	$–	$–	$–	$368	$12,291	$–	$–	$678,068	$156,574

(1)             Represents certain freestanding and embedded derivatives.

(2)             Represents liabilities related to fixed indexed annuities.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), there were no transfers of securities into Level 3.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), $166.6 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2015 (Successor Company).

For the period of February 1, 2015 to December 31, 2015 (Successor Company), there were $90.4 million transfers from Level 2 to Level 1.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), there were $21.0 million transfers from Level 1 to Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Reporting
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$–	$–	$–	$–	$–	$ `	$–	$–	$–	$–	$3	$–
Commercial mortgage-backed securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Other asset-backed securities	563,961	–	–	–	(3,867)	–	(32)	–	–	43,205	379	603,646	–
U.S. government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
States, municipals, and political subdivisions	3,675	–	–	–	–	–	–	–	–	–	–	3,675	–
Other government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Corporate securities	1,325,683	–	12,282	–	(23,029)	–	(7,062)	–	–	–	(615)	1,307,259	–
Total fixed maturity securities— available-for-sale	1,893,322	–	12,282	–	(26,896)	–	(7,094)	–	–	43,205	(236)	1,914,583	–
Fixed maturity securities—trading
Residential mortgage-backed securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Commercial mortgage-backed securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Other asset-backed securities	169,461	586	–	(139)	–	–	(472)	–	–	–	37	169,473	447
U.S. government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
States, municipals and political subdivisions	–	–	–	–	–	–	–	–	–	–	–	–	–
Other government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Corporate securities	24,744	602	–	(196)	–	–	(20)	–	–	–	–	25,130	406
Total fixed maturity securities—trading	194,205	1,188	–	(335)	–	–	(492)	–	–	–	37	194,603	853
Total fixed maturity securities	2,087,527	1,188	12,282	(335)	(26,896)	–	(7,586)	–	–	43,205	(199)	2,109,186	853
Equity securities	73,054	–	–	–	(10)	–	–	–	–	–	–	73,044	–
Other long-term investments(1)	67,894	753	–	(25,902)	–	–	–	–	–	–	–	42,745	(25,149)
Short-term investments	–	–	–	–	–	–	–	–	–	–	–	–	–
Total investments	2,228,475	1,941	12,282	(26,237)	(26,906)	–	(7,586)	–	–	43,205	(199)	2,224,975	(24,296)
Total assets measured at fair value on a recurring basis	$2,228,475	$1,941	$12,282	$(26,237)	$(26,906)	$–	$(7,586)	$–	$–	$43,205	$(199)	$2,224,975	$(24,296)
Liabilities:
Annuity account balances(2)	$97,825	$–	$–	$(536)	$–	$–	$–	$7	$419	$–	$–	$97,949	$–
Other liabilities(1)	754,852	61	–	(253,773)	–	–	–	–	–	–	–	1,008,564	(253,712)
Total liabilities measured at fair value on a recurring basis	$852,677	$61	$–	$(254,309)	$–	$–	$–	$7	$419	$–	$–	$1,106,513	$(253,712)

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2014 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Reporting
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$–	$–	$–	$(1)	$–	$(24)	$–	$–	$–	$–	$3	$–
Commercial mortgage-backed securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Other asset-backed securities	545,808	–	36,395	(248)	(8,033)	–	(10,064)	–	–	–	103	563,961	–
U.S. government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
States, municipals, and political subdivisions	3,675	–	–	–	–	–	–	–	–	–	–	3,675	–
Other government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Corporate securities	1,549,940	1,183	67,955	(2)	(33,553)	139,029	(226,073)	–	–	(162,236)	(10,560)	1,325,683	–
Total fixed maturity securities—available-for-sale	2,099,451	1,183	104,350	(250)	(41,587)	139,029	(236,161)	–	–	(162,236)	(10,457)	1,893,322	–
Fixed maturity securities—trading
Residential mortgage-backed securities	–	11	–	–	–	842	–	–	–	(853)	–	–	–
Commercial mortgage-backed securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Other asset-backed securities	194,977	9,507	–	(5,508)	–	–	(30,462)	–	–	–	947	169,461	1,083
U.S. government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
States, municipals and political subdivisions	–	–	–	–	–	–	–	–	–	–	–	–	–
Other government-related securities	–	–	–	–	–	–	–	–	–	–	–	–	–
Corporate securities	29,199	1,294	–	(1,098)	–	5,839	(10,770)	–	–	4	276	24,744	(121)
Total fixed maturity securities—trading	224,176	10,812	–	(6,606)	–	6,681	(41,232)	–	–	(849)	1,223	194,205	962
Total fixed maturity securities	2,323,627	11,995	104,350	(6,856)	(41,587)	145,710	(277,393)	–	–	(163,085)	(9,234)	2,087,527	962
Equity securities	71,881	1,298	3,653	–	(261)	9,551	(2,416)	–	–	(10,651)	(1)	73,054	–
Other long-term investments(1)	196,133	478	–	(128,717)	–	–	–	–	–	–	–	67,894	(128,239)
Short-term investments	–	–	–	–	–	–	–	–	–	–	–	–	–
Total investments	2,591,641	13,771	108,003	(135,573)	(41,848)	155,261	(279,809)	–	–	(173,736)	(9,235)	2,228,475	(127,277)
Total assets measured at fair value on a recurring basis	$2,591,641	$13,771	$108,003	$(135,573)	$(41,848)	$155,261	$(279,809)	$–	$–	$(173,736)	$(9,235)	$2,228,475	$(127,277)
Liabilities:
Annuity account balances(2)	$107,000	$–	$–	$(4,307)	$–	$–	$–	$685	$14,167	$–	$–	$97,825	$–
Other liabilities(1)	270,630	22,547	–	(506,769)	–	–	–	–	–	–	–	754,852	(484,222)
Total liabilities measured at fair value on a recurring basis	$377,630	$22,547	$–	$(511,076)	$–	$–	$–	$685	$14,167	$–	$–	$852,677	$(484,222)

(1)             Represents certain freestanding and embedded derivatives.

(2)             Represents liabilities related to fixed indexed annuities.

For the year ended December 31, 2014 (Predecessor Company), $31.0 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2014 (Predecessor Company).

For the year ended December 31, 2014 (Predecessor Company), $204.7 million of securities were transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs. All transfers are recognized as of the end of the reporting period.

For the year ended December 31, 2014 (Predecessor Company), there were no transfers from Level 2 to Level 1.

For the year ended December 31, 2014 (Predecessor Company), there were no transfers from Level 1.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor Company		Predecessor Company
		As of		As of
		December 31, 2015		December 31, 2014
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,662,812	$5,529,803	$5,133,780	$5,524,059
Policy loans	3	1,699,508	1,699,508	1,758,237	1,758,237
Fixed maturities, held-to-maturity(1)	3	593,314	515,000	435,000	485,422
Liabilities:
Stable value product account balances	3	$2,131,822	$2,124,712	$1,959,488	$1,973,624
Annuity account balances	3	10,719,862	10,274,571	10,950,729	10,491,775
Debt:
Bank borrowings	3	$485,000	$485,000	$450,000	$450,000
Senior Notes	2	1,103,806	1,020,025	850,000	1,100,380
Subordinated debt securities	2	448,763	457,275	540,593	552,098
Non-recourse funding obligations(2)	3	685,684	614,380	582,404	578,212

Except as noted below, fair values were estimated using quoted market prices.

(1)             Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)             Of this carrying amount $500.0 million, fair value of $495.5 million, as of December 31, 2015 (Successor Company), and $435.0 million, fair value of $461.4 million, as of December 31, 2014 (Predecessor Company), relates to non-recourse funding obligations issued by Golden Gate V.

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

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•                  In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements. None of these positions were held as of December 31, 2015 (Successor Company), as these funding agreements and correlating swaps matured in June 2015.

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

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of December 31, 2015 (Successor Company).

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

The following table sets forth realized investment gains and losses for the periods shown:

Realized investment gains (losses)—derivative financial instruments

	Successor Company	Predecessor Company
	February 1, 2015 to	January 1, 2015 to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(14,818)	$1,413	$27,801	$(31,216)
Equity futures - VA	(5,033)	9,221	(26,104)	(52,640)
Currency futures - VA	7,169	7,778	14,433	(469)
Variance swaps - VA	—	—	(744)	(11,310)
Equity options - VA	(27,733)	3,047	(41,216)	(95,022)
Volatility options - VA	—	—	—	(115)
Interest rate swaptions - VA	(13,354)	9,268	(22,280)	1,575
Interest rate swaps - VA	(85,942)	122,710	214,164	(157,408)
Embedded derivative - GMWB	4,412	(207,018)	(401,354)	325,497
Total derivatives related to VA contracts	(135,299)	(53,581)	(235,300)	(21,108)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(738)	1,769	(16,932)	(942)
Equity futures - FIA	(355)	(184)	870	173
Volatility futures - FIA	5	—	20	(5)
Equity options - FIA	1,211	(2,617)	9,906	1,866
Total derivatives related to FIA contracts	123	(1,032)	(6,136)	1,092
Derivatives related to IUL contracts:
Embedded derivative - IUL	(614)	(486)	(8)	—
Equity futures - IUL	144	3	15	—
Equity options - IUL	(540)	(115)	150	—
Total derivatives related to IUL contracts	(1,010)	(598)	157	—
Embedded derivative - Modco reinsurance treaties	166,092	(68,026)	(105,276)	205,176
Interest rate swaps	—	—	—	2,985
Other derivatives	91	(37)	(323)	(14)
Total realized gains (losses)—derivatives	$29,997	$(123,274)	$(346,878)	$188,131

The following table sets forth realized investment gains and losses for the Modco trading portfolio that is included in realized investment gains (losses)—all other investments:

Realized investment gains (losses)—all other investments

	Successor Company	Predecessor Company
	February 1, 2015 to	January 1, 2015 to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Modco trading portfolio(1)	$(167,359)	$73,062	$142,016	$(178,134)

(1)             The Company elected to include the use of alternate disclosures for trading activities.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Inflation	$(131)	$(131)	$73
Total	$(131)	$(131)	$73

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)

Predecessor Company
For The Year Ended December 31, 2014
Inflation	$(4)	$(1,777)	$(223)
Total	$(4)	$(1,777)	$(223)

Predecessor Company
For The Year Ended December 31, 2013
Inflation	$1,130	$(2,349)	$(190)
Total	$1,130	$(2,349)	$(190)

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	Successor Company		Predecessor Company
	As of December 31, 2015		As of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,435,000	$66,408	$1,550,000	$50,743
Embedded derivative - Modco reinsurance treaties	64,593	1,215	25,760	1,051
Embedded derivative - GMWB	3,769,601	95,614	2,804,629	66,843
Interest rate futures	282,373	1,537	27,977	938
Equity futures	262,485	1,275	26,483	427
Currency futures	226,936	2,499	197,648	2,384
Equity options	2,198,340	179,458	1,921,167	163,212
Interest rate swaptions	225,000	3,663	625,000	8,012
Other	242	347	242	360
	$8,464,570	$352,016	$7,178,906	$293,970
Other liabilities
Cash flow hedges:
Inflation	$—	$—	$40,469	$142
Derivatives not designated as hedging instruments:
Interest rate swaps	475,000	16,579	275,000	3,599
Variance swaps	—	—	—	—
Embedded derivative - Modco reinsurance treaties	2,473,427	178,362	2,562,848	311,727
Embedded derivative - GMWB	6,539,658	277,236	7,038,228	311,969
Embedded derivative - FIA	1,110,790	100,329	749,933	124,465
Embedded derivative - IUL	57,760	29,629	12,019	6,691
Interest rate futures	793,763	1,539	—	—
Equity futures	233,412	2,599	385,256	15,069
Currency futures	46,692	1,115	—	—
Equity options	1,205,204	22,167	699,295	47,077
	$12,935,706	$629,555	$11,763,048	$820,739

The Company reclassified the remaining balance of its cash flow hedge derivative financial instruments out of accumulated other comprehensive income (loss) into earnings during the period of February 1, 2015 to December 31, 2015 (Successor Company) as these derivative financial instruments matured in June of 2015.

25. OFFSETTING OF ASSETS AND LIABILITIES

Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 12, Debt and Other Obligations for details of the Company’s repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2015 (Successor Company):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$254,840	$—	$254,840	$42,382	$105,842	$106,616
Total derivatives, subject to a master netting arrangement or similar arrangement	254,840	—	254,840	42,382	105,842	106,616
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,215	—	1,215	—	—	1,215
Embedded derivative - GMWB	95,614	—	95,614	—	—	95,614
Other	347	—	347	—	—	347
Total derivatives, not subject to a master netting arrangement or similar arrangement	97,176	—	97,176	—	—	97,176
Total derivatives	352,016	—	352,016	42,382	105,842	203,792
Total Assets	$352,016	$—	$352,016	$42,382	$105,842	$203,792

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$43,999	$—	$43,999	$42,382	$1,617	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	43,999	—	43,999	42,382	1,617	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	178,362	—	178,362	—	—	178,362
Embedded derivative - GMWB	277,236	—	277,236	—	—	277,236
Embedded derivative - FIA	100,329	—	100,329	—	—	100,329
Embedded derivative - IUL	29,629	—	29,629	—	—	29,629
Total derivatives, not subject to a master netting arrangement or similar arrangement	585,556	—	585,556	—	—	585,556
Total derivatives	629,555	—	629,555	42,382	1,617	585,556
Repurchase agreements(1)	438,185	—	438,185	—	—	438,185
Total Liabilities	$1,067,740	$—	$1,067,740	$42,382	$1,617	$1,023,741

(1)             Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2014 (Predecessor Company):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$225,716	$—	$225,716	$53,612	$73,935	$98,169
Total derivatives, subject to a master netting arrangement or similar arrangement	225,716	—	225,716	53,612	73,935	98,169
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,051	—	1,051	—	—	1,051
Embedded derivative - GMWB	66,843	—	66,843	—	—	66,843
Other	360	—	360	—	—	360
Total derivatives, not subject to a master netting arrangement or similar arrangement	68,254	—	68,254	—	—	68,254
Total derivatives	293,970	—	293,970	53,612	73,935	166,423
Total Assets	$293,970	$—	$293,970	$53,612	$73,935	$166,423

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$65,887	$—	$65,887	$53,612	$12,258	$17
Total derivatives, subject to a master netting arrangement or similar arrangement	65,887	—	65,887	53,612	12,258	17
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	311,727	—	311,727	—	—	311,727
Embedded derivative - GMWB	311,969	—	311,969	—	—	311,969
Embedded derivative - FIA	124,465	—	124,465	—	—	124,465
Embedded derivative - IUL	6,691	—	6,691	—	—	6,691
Total derivatives, not subject to a master netting arrangement or similar arrangement	754,852	—	754,852	—	—	754,852
Total derivatives	820,739	—	820,739	53,612	12,258	754,869
Repurchase agreements(1)	50,000	—	50,000	—	—	50,000
Total Liabilities	$870,739	$—	$870,739	$53,612	$12,258	$804,869

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

•                    The Life Marketing segment markets fixed UL, IUL, VUL, BOLI, and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

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

•                    The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the FHLB, and markets GICs to 401(k) and other qualified retirement savings plans. The Company recently terminated its funding agreement-backed notes program registered with the SEC and, on October 2, 2015, established an unregistered funding agreement-backed notes program.

•                    The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

•                    The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of obligations and debt on the open market.

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

Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable. The goodwill as of December 31, 2015 (Successor Company), was the result of the Dai-ichi Merger. The purchase price was allocated to the segments in proportion to the segment’s respective fair value. The allocated purchase price in excess of the fair value of assets and liabilities of each segment resulted in the establishment of that segment’s goodwill as of the date of the Merger.

There were no significant intersegment transactions during the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014, and 2013 (Predecessor Company).

The following tables summarize financial information for the Company’s segments (Predecessor and Successor period are not comparable):

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Revenues
Life Marketing	$1,426,090	$145,595	$1,549,351	$1,444,806
Acquisitions	1,333,430	139,761	1,720,179	1,186,579
Annuities	443,419	7,884	533,404	714,552
Stable Value Products	79,670	8,181	127,653	122,790
Asset Protection	261,693	21,953	276,011	278,317
Corporate and Other	166,367	17,535	196,974	211,955
Total revenues	$3,710,669	$340,909	$4,403,572	$3,958,999
Segment Operating Income (Loss)
Life Marketing	$57,414	$(1,618)	$121,448	$110,298
Acquisitions	194,654	20,134	254,021	154,003
Annuities	180,231	13,164	227,611	184,130
Stable Value Products	56,581	4,529	73,354	80,561
Asset Protection	20,627	2,420	32,480	26,795
Corporate and Other	(25,067)	(10,144)	(56,720)	(40,562)
Total segment operating income	484,440	28,485	652,194	515,225
Realized investment gains (losses)—investments(1)(3)	(185,153)	89,815	207,307	(172,720)
Realized investment gains (losses)—derivatives(2)	100,555	(117,118)	(276,212)	247,868
Income tax (expense) benefit	(131,543)	327	(198,414)	(196,909)
Net income	$268,299	$1,509	$384,875	$393,464

(1) Investment (losses) gains	$(193,879)	$80,672	$198,127	$(145,984)
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(8,726)	(9,143)	(9,180)	26,736
Realized investment gains (losses)—investments	$(185,153)	$89,815	$207,307	$(172,720)

(2) Derivatives gains (losses)	$29,997	$(123,274)	$(346,878)	$188,131
Less: VA GMWB economic cost	(70,558)	(6,156)	(70,666)	(59,737)
Realized investment gains (losses)—derivatives	$100,555	$(117,118)	$(276,212)	$247,868
Net investment income
Life Marketing	$446,439	$47,460	$554,004	$521,665
Acquisitions	639,422	71,088	874,653	617,298
Annuities	297,114	37,189	465,845	468,322
Stable Value Products	78,459	6,888	107,170	123,798
Asset Protection	17,459	1,878	22,703	23,179
Corporate and Other	154,055	10,677	173,349	163,819
Total net investment income	$1,632,948	$175,180	$2,197,724	$1,918,081
Amortization of DAC and VOBA
Life Marketing	$107,811	$4,813	$175,807	$25,774
Acquisitions	2,035	5,033	60,031	72,762
Annuities	(41,071)	(7,706)	(4,651)	62,834
Stable Value Products	43	25	380	398
Asset Protection	25,211	1,820	25,257	30,505
Corporate and Other	27	87	485	625
Total amortization of DAC and VOBA	$94,056	$4,072	$257,309	$192,898

(3)             Includes credit related other-than-temporary impairments of $27.0 million, $0.5 million, $7.3 million, and $22.4 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

Successor Company
	Operating Segment Assets As of December 31, 2015
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,258,639	$19,879,988	$19,926,108	$2,006,263
Deferred policy acquisition costs and value of business acquired	1,119,515	(178,662)	578,742	2,357
Other intangibles	319,623	39,658	196,780	9,389
Goodwill	200,274	14,524	336,677	113,813
Total assets	$14,898,051	$19,755,508	$21,038,307	$2,131,822

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$897,326	$9,583,991	$—	$65,552,315
Deferred policy acquisition costs and value of business acquired	36,856	—	—	1,558,808
Other intangibles	79,681	—	—	645,131
Goodwill	67,155	—	—	732,443
Total assets	$1,081,018	$9,583,991	$—	$68,488,697

Predecessor Company
	Operating Segment Assets As of December 31, 2014
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,858,491	$19,858,284	$20,783,373	$1,958,867
Deferred policy acquisition costs and value of business acquired	1,973,156	600,482	684,574	621
Goodwill	10,192	29,419	—	—
Total assets	$15,841,839	$20,488,185	$21,467,947	$1,959,488

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$927,202	$9,697,154	$—	$67,083,371
Deferred policy acquisition costs and value of business acquired	35,418	319	—	3,294,570
Goodwill	62,671	83	—	102,365
Total assets	$1,025,291	$9,697,556	$—	$70,480,306

27. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED

The Company’s unaudited consolidated quarterly operating data for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company) is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner’s equity, and cash flows for a period of several quarters.

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Premiums and policy fees	$509,008	$832,088	$797,741	$869,213
Reinsurance ceded	(141,401)	(345,244)	(306,774)	(361,559)
Net of reinsurance ceded	367,607	486,844	490,967	507,654
Net investment income	288,872	436,291	440,620	467,165
Realized investment gains (losses)	(1,415)	(13,468)	(79,306)	(69,693)
Other income	67,263	109,094	108,312	103,862
Total revenues	722,327	1,018,761	960,593	1,008,988
Total benefits and expenses	629,500	921,851	873,333	886,143
Income before income tax	92,827	96,910	87,260	122,845
Income tax expense	29,966	33,070	26,853	41,654
Net income	$62,861	$63,840	$60,407	$81,191
(1) First quarter includes February 1, 2015 to March 31, 2015

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands, Except Per Share Amounts)
Predecessor Company
For The Year Ended December 31, 2014
Premiums and policy fees	$815,896	$851,802	$759,038	$871,032
Reinsurance ceded	(327,713)	(342,968)	(277,136)	(425,780)
Net of reinsurance ceded	488,183	508,834	481,902	445,252
Net investment income	538,163	550,816	558,174	550,571
Realized investment gains (losses)	(34,827)	(11,238)	2,621	(105,307)
Other income	99,039	106,931	105,389	119,069
Total revenues	1,090,558	1,155,343	1,148,086	1,009,585
Total benefits and expenses	965,353	993,133	963,203	898,594
Income before income tax	125,205	162,210	184,883	110,991
Income tax expense	41,566	54,233	65,974	36,641
Net income	$83,639	$107,977	$118,909	$74,350

Net income—basic	$1.05	$1.35	$1.48	$0.92
Average shares outstanding—basic	79,608,461	79,979,153	80,231,591	80,430,799
Net income—diluted	$1.03	$1.33	$1.46	$0.91
Average shares outstanding—diluted	80,872,152	81,446,277	81,458,870	81,714,510

January 1, 2015 to January 31, 2015
Predecessor Company	(Dollars In Thousands, Except Per Share Amounts)
Premiums and policy fees	$261,866
Reinsurance ceded	(89,956)
Net of reinsurance ceded	171,910
Net investment income	175,180
Realized investment gains (losses)	(42,602)
Other income	36,421
Total revenues	340,909
Total benefits and expenses	339,727
Income before income tax	1,182
Income tax benefit	(327)
Net income	$1,509

Net income - basic	$0.02
Average shares outstanding - basic	80,452,848
Net income - diluted	$0.02
Average shares outstanding - diluted	81,759,287

28. SUBSEQUENT EVENTS

On January 15, 2016, PLICO completed the transaction contemplated by the Master Agreement with GLAIC. Pursuant to the Master Agreement, on January 15, 2016, PLICO entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which PLICO coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and West Coast Life Insurance Company (“WCL”), a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made.  In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The estimated average annual expense of the credit enhancement under generally accepted accounting principles is approximately $3.1 million, after-tax. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by the Company were contributed to PLICO and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to PLICO as approved by the Vermont Department of Financial Regulation.

The Company has evaluated the effects of events subsequent to December 31, 2015 (Successor Company), and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of

Protective Life Corporation

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the period February 1, 2015 to December 31, 2015 present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries (the “Company” or “Successor Company”) at December 31, 2015, and the results of their operations and their cash flows for the period February 1, 2015 to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) as of December 31, 2015 and for the period February 1, 2015 to December 31, 2015 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Controls Over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited.   The Company elected to apply “pushdown” accounting as of the acquisition date.

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

February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of

Protective Life Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the period from January 1, 2015 to January 31, 2015 and for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries (the “Company” or “Predecessor Company”) at December 31, 2014, and the results of their operations and their cash flows for the period from January 1, 2015 to January 31, 2015 and for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) as of December 31, 2014, for the period from January 1, 2015 to January 31, 2015 and for each of the two years in the period ended December 31, 2014, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited.  The Company elected to apply the “pushdown” basis of accounting as of the acquisition date.

Birmingham, Alabama

February 25, 2016

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

February 25, 2016

(c)   Changes in Internal Control Over Financial Reporting

During the period from February 1, 2015 through December 31, 2015 (Successor Company), the Company updated its internal controls over financial reporting to ensure the accuracy of information disclosed as a result of the Merger, including but not limited to internal controls over reporting of goodwill and intangible assets. Other than the updates mentioned, there have been no changes in the Company’s internal control over financial reporting during the period of January 1, 2015 to January 31, 2015 (Predecessor Company) or the period of February 1, 2015 to December 31, 2015 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The

Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

For 2015, the executive officers and directors of the Company are as follows:

Name	Age	Title
John D. Johns	63	Chairman of the Board, President, Chief Executive Officer and a Director
Richard J. Bielen	55	Vice Chairman, Chief Financial Officer and a Director
Deborah J. Long	62	Executive Vice President, General Counsel and Secretary
Michael G. Temple	53	Executive Vice President and Chief Risk Officer
Carl S. Thigpen	59	Executive Vice President, Chief Investment Officer
D. Scott Adams	51	Senior Vice President and Chief Human Resources Officer
Steven G. Walker	56	Senior Vice President, Controller and Chief Accounting Officer
Shinichi Aizawa	55	Director
Vanessa Leonard	55	Director
John J. McMahon, Jr.	73	Director
Ungyong Shu	53	Director
Jesse J. Spikes	65	Director
William A. Terry	58	Director
Shigeo Tsuyuki	61	Director
W. Michael Warren, Jr.	68	Director

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

On January 5, 2016, the Company announced the following management changes with respect to its executive officers:  Mr. Johns, Chairman, Chief Executive Officer, and a Director; Mr. Bielen, President, Chief Operating Officer, and a Director; Ms. Long, Executive Vice President, Chief Legal Officer, Secretary, and General Counsel; Mr. Temple, Executive Vice President, Finance and Risk and Chief Risk Officer; Mr. Adams, Executive Vice President, Chief Administrative Officer; and Mr. Walker, Executive Vice President, Chief Financial Officer, and Controller.  Mr. Thigpen will continue in his current position as Executive Vice President, Chief Investment Officer.

Certain of these executive officers also serve as executive officers and/or directors of various of the Company’s subsidiaries.

Qualification of Directors

In 2014, our Board consisted of 14 directors who were last elected by shareowners on May 12, 2014. On February 1, 2015, the Company consummated an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company. As of the effective date of the Merger, the Company’s Board consists of 10 directors. The following summarizes some of the key experiences, qualifications, education, and other attributes of the current directors:

Shinichi Aizawa.    Mr. Aizawa joined Dai-ichi Mutual Life Insurance Company in 1983 and has had various roles at Dai-ichi Life, including General Manager of the Investment Affiliated Enterprise Department, Staff General Manager of the Investment Planning Department, General Manager of the Investment Planning Department, Staff General Manager of the International Business Management Department, and Executive Vice President of DIAM Co., Ltd. Mr. Aizawa has been an executive officer of Dai-ichi Life since April 2010. In April 2013, Mr. Aizawa began serving as the General Manager of the International Business Management Department. In May 2013, Mr. Aizawa began serving as the Non-Executive Director of TAL (Australia). Mr. Aizawa also serves as a Commissioner of Panin Dai-ichi Life (Indonesia) and is a member of the Members’ Council of Dai-ichi Life Vietnam. Mr. Aizawa received a Bachelor of Laws degree from Waseda University in Tokyo, Japan. Mr. Aizawa became a Director for the Company in 2015. We believe that Mr. Aizawa’s background in business, including his experience and service in investment and overseas business areas, and investment planning knowledge, are valuable to us and our Board of Directors.

Richard J. Bielen.    Mr. Bielen joined the Company in July 1991 as Vice President. In June 1996, Mr. Bielen became Senior Vice President of the Company; in January 2002, he became Chief Investment Officer and Treasurer of the Company; in August 2006, he became Executive Vice President of the Company; in June 2007 he became Vice Chairman and Chief Financial Officer of the Company and in January 2016, he became President and Chief Operating Officer of the Company. Before joining Protective, Mr. Bielen was Senior Vice President of Oppenheimer & Company. Prior to joining Oppenheimer, Mr. Bielen was a Senior Accountant with Arthur Anderson and Company. Mr. Bielen is on the Board of Directors of the United Way of Central Alabama, the Alabama Trust Fund, and Children’s of Alabama. Mr. Bielen is a former Director of the McWane Science Center. Mr. Bielen received his undergraduate degree and Masters of Business Administration from New York University. Mr. Bielen became a Director for the Company in 2015. We believe that Mr. Bielen’s background in business, his skills and experience as a senior executive of the Company and Oppenheimer and as a leader in other business, civic, educational and charitable organizations, his knowledge and experience as a leader in the life insurance industry, along with his long-standing knowledge of the Company and his seasoned business judgment, are valuable to us and our Board of Directors.

John D. Johns.    Mr. Johns joined Protective in October 1993 as Executive Vice President and Chief Financial Officer. In August 1996, Mr. Johns became President and Chief Operating Officer; in January 2002, he became President and Chief Executive Officer; in January 2003, he became Chairman, President and Chief Executive Officer; and as of January 2016, he serves the Company as its Chairman and Chief Executive Officer. Before joining Protective, Mr. Johns was Executive Vice President and General Counsel of Sonat Inc. Prior to joining Sonat, Mr. Johns was an attorney in private practice, focusing on commercial and financing transactions and the financial services industry. Mr. Johns is on the Boards of Directors of Alabama Power Company (a wholly owned subsidiary of The Southern Company, whose stock is traded on the NYSE), Regions Financial Corporation and Genuine Parts Company. He is a Trustee of the Altamont School. He is on the Board of Directors of the American Council of Life Insurers and served as Chairman from 2013-2014. He is on the Board of Directors of the Financial Services Roundtable and the Board of Trustees of the University of Alabama. He is a director of the Business Council of Alabama, the Economic Partnership of Alabama and the Coalition for Regional Transportation. He has previously served in a leadership role for the Birmingham Civil Rights Institute, other financial services industry associations and civic and educational organizations. He was inducted into the Alabama Academy of Honor in 2013. Mr. Johns received an undergraduate degree from the University of Alabama and a Master of Business Administration and a Juris Doctorate from Harvard University. Mr. Johns became a Director for the Company in 1997. We believe that Mr. Johns’ background in the practice of law; his skills and experience as a senior executive of the Company and Sonat; his experience as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry; and his long-standing knowledge of the Company; and his seasoned business judgment, are valuable to our Board of Directors.

Vanessa Leonard.    Ms. Leonard is a practicing attorney and is a Principal at Leonard Mitchell Consulting. She provides consulting services for not-for-profit organizations, primarily in the areas of management, legal and organizational behavior. She was previously a senior consultant and manager with KPMG, Higher Education Consulting, Southeast Market in Washington, D.C. and Atlanta, Georgia, and a financial analyst for Emory University in Atlanta, Georgia. In her consulting and analyst roles, Ms. Leonard focused on management accounting matters (primarily governmental compliance and indirect cost accounting) for higher education institutions. Ms. Leonard is a member of the Board of Trustees of the University of Alabama, where she is Chairman of its Academic Affairs, Student Affairs and Planning Committee and serves on its Compensation and Investment Committees. Ms. Leonard is also a member of the Health Care Authority for Baptist Health Board and UAB

Education Foundation Board. Ms. Leonard served on the Governor’s Task Force to Strengthen Alabama’s Families and previously served on the Board of the United Way for the Lake Martin area in Alabama. Ms. Leonard received an undergraduate degree in Health Care Management from the University of Alabama, a Master of Business Administration from the University of Mississippi and a Juris Doctorate from the University of Alabama School of Law. Ms. Leonard became a Director for the Company in 2004. We believe that Ms. Leonard’s experience as an attorney; her management accounting experience and skills in the field of accounting and compliance with complicated regulations for large, complex organizations; and her leadership roles in civic and not-for-profit organizations, are valuable to our Board of Directors.

John J. McMahon, Jr.    Mr. McMahon is Chairman of Ligon Industries, LLC. Previously, Mr. McMahon was a lawyer in private practice in Birmingham, Alabama, before spending 25 years with McWane, Inc., a privately held manufacturing company with international operations having over 20 plants and over one billion dollars in sales. During his career at McWane, Inc., Mr. McMahon held numerous management positions, including President and Chairman of the Board, and negotiated over 25 acquisitions ranging from publicly held companies to small privately held companies. Mr. McMahon serves or has served on the Boards of Directors of publicly and privately held companies, including ProAssurance Corporation, National Bank of Commerce, Alabama National Bancorporation, John H. Harland Company and Cooper/T. Smith Company. He was on the Board of Trustees of Birmingham-Southern College. He has also been a Director or Trustee of the Birmingham Airport Authority and the University of Alabama System. Mr. McMahon received his undergraduate degree from Birmingham-Southern College and a Juris Doctorate from the University of Alabama School of Law. Mr. McMahon became a Director for the Company in 1987. We believe that Mr. McMahon’s background as a lawyer in private practice; his skills and his long experience as a senior executive of McWane and Ligon Industries; his experience as a leader in other business, civic, educational, and not-for-profit organizations; his long-standing knowledge of the financial services industry; and his seasoned business judgment, are valuable to our Board of Directors.

Ungyong Shu.    Mr. Shu is the President and Chief Executive Officer of Core Value Management Company, Limited, an advisory firm that he established in 2013. Mr. Shu worked in various positions for J.P. Morgan Securities Japan, Limited from 1986 - 2007. These positions included Mergers and Acquisitions Analyst, Corporate Finance Associate, Vice President of Investment Banking, head of Japan Financial Institutions Group, Managing Director, Co-Chief Operating Officer of Japan Investment Banking and Senior Investor Client Management. Mr. Shu worked in various positions for Merrill Lynch Japan Securities Limited from 2007-2012. These positions included Chairman of Japan Financial Institutions Group, Co-Head of Asia Financial Institutions Group, Co-Head of Japan Investment Banking and Vice Chairman. Mr. Shu graduated from Hitotsubashi University in Japan, where he majored in laws. Mr. Shu became a Director for the Company in 2015. We believe that Mr. Shu’s background in business, including his experience and service in investment banking, his legal training, and strategic and financial planning knowledge, are valuable to us and our Board of Directors.

Jesse J. Spikes.    Mr. Spikes is Senior Counsel with the Atlanta based law firm, Dentons US, specializing in corporate law. Mr. Spikes also works with businesses in the areas of advertising, marketing and sports law, including the negotiation of endorsements and the preparation of chance promotions and licensing agreements. Mr. Spikes has practiced law for more than thirty-five years. He joined one of Dentons’ legacy firms in 1986, became a partner in 1989 and senior counsel in 2010. Mr. Spikes previously served as General Counsel of Atlanta Life Insurance Company and legal advisor for Al Bahrain Arab African Bank. Mr. Spikes has previously served as a Director of publicly and privately held companies. Mr. Spikes serves on the Board of Trustees for Hughes Spalding Children’s Hospital and Board of Advisors for Raburn Gap-Nacoochee School. He has also served in leadership roles with Boy Scouts of America. Mr. Spikes received his undergraduate degree in English from Dartmouth College, his undergraduate degree in Philosophy and Politics from University College at Oxford University and his Juris Doctorate from Harvard University. Mr. Spikes became a Director for the Company in 2011. We believe that Mr. Spikes’ skills and experience as an attorney whose practice concentrated in areas of corporate and insurance law, with particular emphasis on corporate governance and compliance, internal investigations and audits, special board committee representations, corporate finance and mergers and acquisitions, and his experience as a leader in other business and civic organizations are valuable to our Board of Directors.

William A. Terry.    Mr. Terry is one of the founders of Highland Associates, Inc., an investment advisory firm that advises on approximately $20 billion of assets (as of December 2014) for not-for-profit health care organizations, foundations, endowments and select individuals. He is also a member of Highland Strategies, LLC. Before starting Highland Associates in 1987, Mr. Terry worked in the Investment Management Consulting Group of Interstate/Johnson Lane Corporation. Mr. Terry previously served as a member of the Executive Committee and President for the Mountain Brook City Schools Foundation and Chairman of the Executive Board of the Greater Alabama Council of Boy Scouts of America. Mr. Terry received an undergraduate degree from Davidson College and is a CFA charter holder. Mr. Terry became a Director for the Company in 2004. We believe that Mr. Terry’s skills and experience at Highland Associates in the field of investments and as a leader of the firm; his experience as a leader in civic, educational and not-for-profit organizations; and his seasoned business judgment, are valuable to our Board of Directors.

Shigeo Tsuyuki.    Mr. Tsuyuki joined Dai-ichi Mutual Life Insurance Company in 1977 and has had various roles at Dai-ichi Life, including Director, General Manager of the Investment Planning Department, General Manager of the

Investment Affiliated Enterprises Department, Chief General Manager of Investment Planning, Managing Executive Officer, General Manager of the International Business Management Department, and Senior Managing Executive Officer. Mr. Tsuyuki currently serves as the Representative Director, Deputy President and is the head of international operations which include Australia, Vietnam, India, Indonesia and Thailand as well as the further development of new business opportunities. Mr. Tsuyuki also serves as the Non-Executive Director of Star Union Dai-ichi Life Insurance (India) and Corporate Auditor of Toyo Warf & Warehouse Co Ltd. Mr. Tsuyuki earned a Bachelor of Laws from Keio University in Tokyo, Japan. Mr. Tsuyuki became a Director for the Company in 2015. We believe that Mr. Tsuyuki’s background in investments, asset management, and international and wholesale business, are valuable to us and our Board of Directors.

W. Michael Warren, Jr.    Mr. Warren is President and Chief Executive Officer of Children’s of Alabama, an independent, not-for-profit, free-standing pediatric healthcare center. Prior to joining Children’s in January 2008, Mr. Warren was Chairman and Chief Executive Officer of Energen Corporation and its two primary subsidiaries, Alagasco and Energen Resources. Mr. Warren became President of Alagasco in 1984 and held a number of increasingly important positions with Energen before being named President and Chief Executive Officer in February 1997 and Chairman in January 1998. Mr. Warren was a lawyer in private practice in Birmingham, Alabama, before joining Alabama Gas in 1983. Mr. Warren served on the Board of Directors of Energen Corporation until his term expired in April 2010. Mr. Warren has served as Chairman of the Board of Directors of the Business Council of Alabama, the United Way, and Children’s of Alabama. He also has been Chairman of the Metropolitan Development Board, the Alabama Symphony Board of Directors and the American Heart Association Board of Directors. He has chaired the general campaign of the United Way for Central Alabama and the United Negro College Fund. Mr. Warren received an undergraduate degree from Auburn University and a Juris Doctorate from Duke University. Mr. Warren became a Director for the Company in 2001. We believe that Mr. Warren’s background as an attorney; his skills and long experience as Chairman and CEO of a highly regulated publicly held utility; his continuing experience as President and CEO of Children’s of Alabama; his experience as a leader in other business, civic, and not-for-profit organizations; and his seasoned business judgment, are valuable to our Board of Directors.

Involvement in Certain Legal Proceedings by Any Director

After the entry into the Merger Agreement on June 3, 2014, multiple lawsuits were filed against the Company, our then current directors, Dai-ichi Life and DL Investment (Delaware), Inc. on behalf of alleged Company shareowners. These lawsuits were resolved by settlement or dismissal and no claims were outstanding as of December 31, 2015.

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

Code of Ethics

The Company has adopted a Code of Business Conduct, which applies to all directors, officers and employees of the Company. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers (including the Chief Financial Officer and the Chief Accounting Officer) of the Company. The Code of Business Conduct is available on the Company’s website (www.protective.com).

Item 11.    Executive Compensation

Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to Protective Life Corporation.

Compensation Discussion and Analysis

In this section, we describe the material components of our executive compensation program for our named executive officers in 2015, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained herein:

Named Executive Officers for 2015

•                    John D. Johns, our Chairman of the Board, President, and Chief Executive Officer;

•                    Richard J. Bielen, our Vice Chairman and Chief Financial Officer;

•                    Deborah J. Long, our Executive Vice President, Secretary and General Counsel;

•                    Michael G. Temple, our Executive Vice President and Chief Risk Officer; and

•                    Carl S. Thigpen, our Executive Vice President and Chief Investment Officer.

Overview

On February 1, 2015, the Company consummated an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company became a wholly owned subsidiary of the The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), and the Company’s stock ceased to be publicly traded. The Compensation Discussion and Analysis and the related tables and disclosures that follow provide details regarding our 2015 compensation programs, which have been modified since the Merger to reflect the fact that we no longer have a publicly traded class of stock to use in our compensation programs.

As a result of the Merger, we adopted new long-term incentive and annual incentive programs in 2015. In addition, in anticipation of the Merger, the named executive officers, as well as many other of the Company’s key officers, entered into Employment Agreements with the Company (the “Employment Agreements”), which provide for, among other things, minimum compensation and benefits that each executive will be entitled to receive for their continuing services to the Company. Many of the Employment Agreements between the Company and our officers were amended to reflect new minimum annual incentive amounts to account for annual incentives paid in March 2015 due to the occurrence of the Merger in 2015.  The Employment Agreements for Mr. Bielen, Mr. Temple, and Mr. Thigpen were amended to reflect increases in their guaranteed minimum annual incentive amounts. For more information about the Employment Agreements, please see Potential Payments upon Termination or Change of Control and the retention payments and Summary of Termination Benefits tables presented in this Item 11.

Our Compensation Philosophy

The objectives of our executive compensation program are to: 1) attract and retain the most qualified executives; 2) reward them for achieving high levels of performance; and 3) align executive and parent company interests.

Principles of Our Compensation Program

To meet these objectives, we design our program to: 1) align compensation with business goals and results; 2) compete for executive talent; 3) support risk management practices; 4) take into account market and industry pay and practices; and 5) be communicated effectively, so our officers understand how compensation is linked to performance.

Compensation Committee

The Compensation and Management Succession Committee of our Board of Directors, which consists of three independent directors, oversees the compensation program for our officers. During 2015, the members of the Committee were John J. McMahon, Jr., Chairman, Jesse J. Spikes, and William A. Terry.  In 2015, the Committee met three times.

The responsibilities and composition of the Committee were modified upon the consummation of the Merger. Among its duties, the Committee is responsible for formulating compensation and related recommendations for approval by the Board, including:  policies and programs applicable to the Company’s officers and key employees; the Company’s Annual Incentive Plan, including the total amount of bonuses to be paid each year under the Annual Incentive Plan and the methodology used to determine individual bonuses; the administration of the Company’s long-term incentive plan and the achievement of any applicable performance objectives; corporate goals and objectives relevant to the compensation of the CEO and evaluation of the CEO’s performance in light of these goals and objectives; base salary, Annual Incentive Plan bonus, long-term incentive compensation and other compensation of the CEO and the other senior officers of the Company; and the performance of senior officers and senior management succession plans. The Committee’s charter, which sets out its duties and responsibilities, can be found on our website at http://investor.protective.com/corporate-governance/compensation.

The Committee has retained Willis Towers Watson, an independent compensation consultant, to help fulfill its duties. The consultant reports directly to the Committee, and the Committee may replace the consultant at any time. The Committee has reviewed the services provided by Willis Towers Watson, reviewed its independence and determined that it met the Committee’s independence requirements. The consultant gives the Committee advice about: 1) the compensation provided to officers at other companies, using proxy statement data, published survey sources, and the consultant’s proprietary data; 2) the amount and type of compensation to provide to our officers and key employees; 3) the value of long-term incentive grants; 4) the allocation of total compensation between cash and stock-based incentives; and 5) internal pay equity among key executives. Representatives of the compensation consultant attend regular Committee meetings, and consult with the Chairman of the Committee (with or without management present) upon request.

Compensation Peer Group

For 2015, the compensation consultant focused on the pay practices of a peer group of 15 life insurance and financial services companies that are similar to us in size and business mix and that represent a possible source of officer and key employee talent. The Committee selects the companies in this compensation peer group taking into account the recommendations of the consultant and our management. The consultant also provides a summary of compensation survey data for other companies, to give the Committee additional information for comparison purposes.

The compensation peer group for the 2015 compensation cycle included:

•                    Aflac Incorporated

•                    Ameriprise Financial, Inc.

•                    Assurant, Inc.

•                    CNO Financial Group, Inc.

•                    FBL Financial Group, Inc.

•                    Genworth Financial, Inc.

•                    Lincoln National Corporation

•                    Primerica, Inc.

•                    Principal Financial Group, Inc.

•                    Reinsurance Group of America, Inc.

•                    StanCorp Financial Group, Inc.

•                    Symetra Financial Corporation

•                    Torchmark Corporation

•                    Unum Group

•                    XL Group plc

Our compensation consultant, along with our Compensation Committee and our management consider the composition of the peer group annually. We believe that the peer group has the appropriate mix of companies and that it provides the appropriate means of comparing our compensation programs and performance to that of key competitors.

Pay for Performance

The Committee is committed to tying executive compensation to Company performance. To evaluate its implementation of this pay for performance philosophy, the Committee members consider a wide range of information (including information they receive both as Committee members and as Board members), including: 1) our deployment of capital for acquisitions and products; 2) our operating earnings per share and the rate of growth of our operating earnings, and the degree of difficulty in achieving our earnings goals; 3) our financial strength (as measured by our statutory capital, risk-based capital (“RBC”) and rating agency ratings); 4) our budgets, expense management and budget variances; and 5) pay for performance analyses prepared by the compensation consultant.

The Committee does not place a particular weighting on any of these factors, but instead considers the information as a whole. Based on this ongoing review, the Committee believes that our compensation program provides a strong link between Company performance and the compensation of our officers.

Components of Our 2015 Compensation Program

The key components of our executive compensation program are: 1) base salaries; 2) annual cash incentive awards; 3) long-term incentives; and 4) retirement and deferred compensation plans.

The Compensation Committee considers each component (separately and with the others) for our senior officers. The Committee targets the total annual compensation package to be at the median of the compensation peer group. As part of this review, the Committee considers the total “mix” of the base salary, annual cash incentive and long-term compensation delivered to our senior officers, and compares that compensation mix to the compensation mix of comparable officers at other companies. The annual incentive and long-term incentive components of the program are designed so above-average company performance will result in above-median total compensation, and below-average company performance will result in below-median total compensation. The Committee does not have formal policies regarding these factors, but tries to make our practices generally consistent with the practices of the peer group.

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

As previously disclosed, effective upon the Merger, the named executives, as well as many other key officers, entered into Employment Agreements with the Company. The Employment Agreements provide, among other things, the minimum compensation and benefits that each executive will be entitled to receive for their continuing services (including minimum base salaries; minimum annual bonus amounts; target long-term incentive compensation opportunities and the terms and conditions thereof (including normal and early retirement provisions); and retention payments).  For more information about the Employment Agreements, see Potential Payments Upon Termination or Change of Control.

Base Salaries

Base salary is the primary fixed portion of executive pay. It compensates individuals for performing their day-to-day duties and responsibilities and provides them with a level of income certainty. Salary adjustments have historically been made in late February/early March, and have been effective March 1 of that year. In making its base salary recommendations to the Board, the Committee considers the responsibilities of the job, individual performance, the relative value of a position, experience, comparisons to salaries for similar positions in other companies, and internal pay equity. For the Chief Executive Officer, the Committee also considers Company performance. No particular weighting is given to any of these factors. For 2015, minimum base salaries for the named executive officers were established by their Employment Agreements with the Company.

The Compensation Committee reviewed the performance and base salaries of the named executives at its February 2015 meetings. At the recommendation of the Compensation Committee, the Board approved the following annual base salaries (and the related percentage increases from the previously-effective base salaries), effective March 1, 2015: 1) Johns, $1,000,000 (2.6%); 2) Bielen, $550,000 (4.8%); 3) Long, $465,000 (3.3%); 4) Temple, $400,000 (6.7%); 5) Thigpen, $490,000 (3.2%).

Annual Cash Incentive Awards

Officers and key employees are eligible for annual cash incentive opportunities under our Annual Incentive Plan (“AIP”). The AIP’s purpose is attract, retain, motivate and reward qualified officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to the Company’s performance. As previously disclosed, annual incentive payments for the named executive officers are subject to specified minimum amounts as established pursuant to Employment Agreements entered into with each of the named executive officers in connection with the Merger. The Employment Agreements we entered into with many of our officers were amended to reflect new minimum annual incentive amounts to account for the annual incentives paid in March 2015 for the 2014 plan year in light of the occurrence of the Merger in 2015. The Employment Agreements for Mr. Bielen, Mr. Temple, and Mr. Thipgen were amended to reflect increased annual incentive amounts. For more information about the amendments to the Employment Agreements, see the Grants of Plan-Based Awards Table set forth in this Item 11 and discussion following.

The Compensation Committee recommends to the Board for its approval the AIP target incentive opportunities and performance objectives for our named executives for the current year. Historically, in recommending these target opportunities, the Committee has considered the responsibilities of the job, individual performance, the relative value of a position, comparisons to annual incentive opportunities for similar positions in other companies, and internal pay equity. No particular weight is given to any of these factors.

Subject to the guaranteed payments specified in the Employment Agreement, payment of AIP incentives is based on achievement of one or more performance goals. For 2015, the Board of Directors established these performance goals (weighted as shown in the table) for the named executives:

Goal (in millions, except percentages)	Threshold (80% payout)	Target (100% payout)	Maximum (200% payout)
After Tax Operating Income (60%)	$229	$269	$309
Value of New Business (30%)	$60	$70	$80
Expense Management (10%)	$464	$450	$437
RBC below 375% (Negative modifier (20%))	375%	375%	375%

After Tax Operating Income is measured from February through December 2015 and is defined as total income earned after taxes, excluding the impact of realized gains/losses on investments and derivatives. Income also excludes any impairment losses recorded on goodwill and other tangible assets that exist at the date of the Merger. Value of New Business is measured from January through December 2015. For purposes of the Value of New Business goal, the variable annuity business measurement is based on a market consistent embedded value analysis. All other business is measured as present value of expected future earnings from new sales above the 6.5% assumed cost of capital. For many years, the Company has focused on effective and efficient operations and ensuring that its overall expense structure is competitive. The Board continued this emphasis for 2015 by establishing an expense management goal for annual cash incentives. Expense Management is measured from January through December 2015 and is defined as the total operating expenses, excluding some performance incentives, agent commissions and Dai-ichi Life merger costs and other requirements. In addition, certain expense items are considered variable and are therefore adjusted based on variations in new business volumes.

RBC is the company action level “risk based capital” percentage of Protective Life Insurance Company (“PLICO”) as of December 31, 2015, determined as set forth in the 2015 annual statement instructions established by the National Association of Insurance Commissioners (“NAIC”) and filed with the state of Tennessee, and based on statutory accounting principles. RBC is intended to be a limit on the amount of risk the Company can take, and it requires a company with a higher amount of risk to hold a higher amount of capital. The Board determined that the overall results achieved in operating earnings, expense management, and capital deployment goals would be reduced by 20% if RBC was less than 375% on December 31, 2015.

The amount payable based on each of the above described performance objectives can range from 80% (for performance at or below threshold levels) to 200% (for performance at or above maximum) of the portion of target award related to such performance objective. At the threshold level of performance, eighty percent (80%) of the allocable portion of the target award will be payable, with 100% payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount payable will be determined by mathematical interpolation. The Compensation Committee recommends to the Board of Directors for its determination the achievement of the performance objectives for the incentive opportunities granted to the named executives in the previous year. For other officers and managers, the Committee reviews the total incentive opportunities and the methods used to determine individual payments. The Committee may decrease (but not increase) the incentive paid to a named executive, even if the incentive’s performance objectives were achieved.  However, as previously noted, annual incentive payments for the named executive officers and other key officers are subject to specified minimum amounts as established pursuant to Employment Agreements effective as of February 1, 2015 and as amended effective March 1, 2015.

Long-Term Incentive Awards

Through 2014, the Compensation Committee implemented long-term incentives through grants under our Long-Term Incentive Plan (“LTIP”). In 2015, the Board approved a new program that established a formula equity value for the Company under which our named executives receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business.

In February 2015, the Compensation Committee and Board determined the total value of the long-term incentives to be granted to each officer. The Committee considered a named executive’s responsibilities, performance, previous long-term incentive awards, the amount of long-term incentives provided to officers in similar positions at our peer companies, and internal compensation equity, when making the award for a given year. No particular weight was given to any of these factors. As previously disclosed, the Employment Agreements establish initial target awards under the Company’s long-term incentive plan subject to annual review for increase (but not decrease) consistent with past practice. Pursuant to the Employment Agreements, the performance metrics and weightings under the long-term incentive program are established by the Board, the parent, and the Company’s CEO.

The Committee considered a number of factors when it made LTIP awards in 2015, including: maintaining the appropriate balance between performance-based and retention-based incentives and information provided by the compensation consultant comparing the value of our long-term incentive awards to executives and officers to the value provided by our compensation peer group.

The 2015 long-term incentive opportunities for the named executive officers are comprised of three separate awards:

1.              Phantom performance units are generally designed to vest based on the achievement of two objectives - cumulative after tax operating income (“Operating Income Objective”) and average return on equity (“ROE Objective”) - over the period 2015-2017 and generally subject to the executive’s continued employment until the applicable payment date of the earned award;

2.        Phantom restricted units are generally designed to vest in two approximately equal installments on each of December 31, 2017 and December 31, 2018, generally subject to the executive’s continued employment until such date; and

3.        A dollar denominated award that is generally designed to vest in 2017 based on the executive’s continued employment, the value of which will be adjusted to reflect the change in the value of Dai-ichi Life’s common stock over the measurement period stated below.

The number of units subject to each performance unit award is determined by dividing 60% of each named executive’s target long-term incentive opportunity by an amount equal to 90% of the Company’s applicable tangible book value per unit as of February 1, 2015. The number of restricted units subject to each restricted unit award is determined by dividing 30% of each named executive’s target long-term incentive opportunity by an amount equal to the Company’s applicable tangible book value per unit as of February 1, 2015. One-half of the units subject to each performance unit award will be subject to achieving the ROE Objective and one-half will be subject to achieving the Operating Income Objective. The amount payable in respect of each unit can range from 0% (for performance against the applicable objective below the threshold level) to 200% (for performance at or above maximum). One hundred percent (100%) of the award will be payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount will be determined by mathematical interpolation.

Specifically, payment with respect to the ROE Objective will be based on the following schedule:

Average Return on Equity	Percentage of Performance Units Earned
Less than 5.0%	—%
5.5%	100%
6.0% or more	200%

There will be straight-line interpolation between Average Return on Equity between 5.0% and 5.5% to determine the exact percentage to be paid between 0% and 100%; and between 5.5% and 6.0% to determine the exact percentage to be paid between 100% and 200%.  Payment with respect to the Operating Income Objective will be based on the following schedule:

Cumulative After Tax Operating Earnings (Dollars In Millions)	Percentage of Performance Units Earned
Less than $813	—%
$926	100%
$1,039 or more	200%

There will be straight-line interpolation between Cumulative After Tax Operating Earnings between $813,000,000 and $926,000,000 to determine the exact percentage to be paid between 0% and 100%; and between $926,000,000 and $1,039,000,000 to determine the exact percentage to be paid between 100% and 200%.

The performance unit awards and restricted unit awards generally will be forfeited if the named executive’s employment terminates prior to the date of payment, in the case of the performance unit award, or the date of vesting, in the case of the restricted unit award. However, an executive whose employment terminates earlier due to death, disability or retirement will receive a pro-rated portion, based on service through the date of termination, of the performance unit award that would otherwise be payable (or such greater amount as the Committee may determine in its discretion). An executive who terminates employment due to death, disability, or retirement at or after normal retirement age, or is terminated by the Company without cause, will be fully vested in his or her restricted unit award. An executive who terminates employment due to retirement at an early retirement date will receive at least a pro-rated portion of the restricted unit award (or such greater amount as the Committee may determine in its discretion).

The initial cash value of the parent stock-based award is equal to 10% of the target long-term incentive award opportunity for each named executive officer. At vesting, the amount payable in respect of such parent stock-based award shall be such initial value multiplied by the percentage change, whether positive or negative, in the value of the common stock of Dai-ichi Life over the period from February 1, 2015 to December 31, 2017, as measured based on the average value of such common stock in February 2015 and December 2017, respectively. Payment of the award will generally be contingent upon the officer being employed on the date of payment, except that an executive whose employment terminates due to death, disability, or retirement at or after normal retirement age will fully vest in such parent stock-based award. An executive who retires early will vest in at least a pro-rated portion of the parent stock-based award (based on service completed through the date of termination).

The Grants of Plan-Based Awards Table has more information about these awards.

Executive Stock Ownership

When we had publicly traded stock, we encouraged our officers to hold shares of our common stock. We believed this aligned their interests with those of our shareowners. Pursuant to the terms of the Merger Agreement, any interests in common stock that our named executives held were either cashed out or settled upon the consummation of the Merger. Given that the Company’s stock is no longer publicly traded, the Company’s named executives are no longer subject to stock ownership guidelines.

Retirement and Deferred Compensation Plans

We believe it is important to provide our employees, including our named executives, with the opportunity to accumulate retirement savings. The Company does not have any enhanced benefit or “top-hat” plans for our officers, and all similarly-situated employees earn benefits under the same formula. However, we also believe that we should provide retirement savings without imposing the restrictions on benefits contained in the Internal Revenue Code that would otherwise limit our employees’ retirement security.

For more information about these plans, see the All Other Compensation Table, Post-Employment Benefits, and Nonqualified Deferred Compensation.

Perquisites and Other Benefits

The Company has other programs that help us attract and retain key talent and enhance their productivity. In 2015, we provided modest perquisites to our named executive officers, including a financial and tax planning program for certain senior officers, and dining club memberships for Mr. Johns, Mr. Bielen, Ms. Long and Mr. Thigpen. We reimburse the officers for business-related meals in accordance with our regular policies. They pay for all personal meals.

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

Spousal Travel Policy

If an employee’s spouse travels with the employee on Company business, we reimburse the employee for the associated travel expenses if the spouse’s presence on the trip is deemed necessary or appropriate for the purpose of the trip. The Company does not provide the named executives with tax reimbursement payments with respect to these reimbursed expenses.

For more information about perquisites and other benefits, see the All Other Compensation Table.

Accounting and Tax Issues

We are not subject to the deduction limitations applicable under section 162(m) of the Internal Revenue Code. Because our stock is not publicly traded, we are no longer using our stock as a currency for our long-term incentive awards, which limits our flexibility in structuring our compensation to avail ourselves of the benefit of fixed equity accounting. We still structure our programs taking into account the provisions of section 409A of the Internal Revenue Code, and the Employment Agreements entered into in anticipation of the Merger have provisions addressing the application of section 280G of the Internal Revenue Code.

Clawback Policy

Under the federal securities laws, if we have to prepare an accounting restatement due to our material noncompliance, due to misconduct, with the United States Securities and Exchange Commission (the “SEC”) financial reporting requirements, then our Chief Executive Officer and Chief Financial Officer would have to reimburse us for: 1) any bonus or other incentive or equity-based compensation they received during the 12 month period before we first issue or file the financial document that reflects the restatement; 2) any profits they realized from the sale of our stock during the 12 month period; 3) amounts previously paid under long-term incentives; 4) the value of outstanding long-term incentive opportunities; and 5) severance benefits that would be payable under various circumstances (including a change of control).

Risk Assessment

Based on its review of the Company’s compensation policies as described in the Compensation Discussion and Analysis, the Committee concluded that our compensation program in 2015: 1) provided the appropriate level of compensation to our senior officers; 2) was properly designed to link compensation and performance; and 3) did not encourage our officers or employees to take unnecessary and excessive risks or to manipulate earnings or other financial measures.

COMPENSATION COMMITTEE REPORT

The Compensation and Management Succession Committee reviewed and discussed the Compensation Disclosure and Analysis with management. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this annual report.

COMPENSATION AND MANAGEMENT

SUCCESSION COMMITTEE

John J. McMahon, Jr., Chairman

Jesse J. Spikes

William A. Terry

Summary Compensation Table

This table has information about the compensation of the executives named below.

Summary Compensation Table
Name and principal position with the Company (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Stock awards ($) (e)(2)(3)		SAR awards ($) (f)	Non equity incentive plan compensation ($) (g)	Change in pension value & nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
John D. Johns	2015	$995,833	$2,223,000	$—		$—	$208,000	$2,467,337	$167,491	$6,061,661
Chairman of Board, President &	2014	$970,833	$—	$4,217,031	(4)	$—	$2,205,500	$3,243,077	$554,044	$11,190,485
Chief Executive Officer	2013	$945,833	$—	$3,753,125	(5)	$—	$2,223,000	$493,959	$354,478	$7,770,395
(principal executive officer)
Richard J. Bielen	2015	$545,833	$2,540,881	$—		$—	$115,000	$1,186,527	$60,815	$4,449,056
Vice Chairman &	2014	$520,833	$—	$1,220,313	(4)	$—	$913,500	$1,146,978	$69,822	$3,871,446
Chief Financial Officer	2013	$496,666	$—	$909,375	(5)	$—	$810,000	$(21,094)	$49,407	$2,244,354
(principal financial officer)
Deborah J. Long	2015	$462,500	$1,525,404	$—		$—	$56,200	$577,628	$55,343	$2,677,075
Executive Vice President,	2014	$447,500	$—	$581,838	(4)	$—	$509,000	$927,222	$97,467	$2,563,027
Secretary & General Counsel	2013	$432,500	$—	$509,375	(5)	$—	$509,000	$18,024	$74,697	$1,543,596

Michael G. Temple	2015	$395,833	$1,103,870	$—		$—	$62,100	$33,628	$958,945	$2,554,376
Executive Vice President &	2014	$366,666	$—	$499,453	(4)	$—	$424,100	$46,129	$36,838	$1,373,186
Chief Risk Officer	2013	$325,000	$30,000	$321,875	(5)	$—	$380,300	$—	$61,671	$1,118,846

Carl S. Thigpen	2015	$487,500	$2,025,300	$—		$—	$76,400	$1,217,685	$50,018	$3,856,903
Executive Vice President &	2014	$471,666	$—	$805,819	(4)	$—	$702,500	$1,325,084	$48,322	$3,353,391
Chief Investment Officer	2013	$452,166	$—	$750,000	(5)	$—	$696,200	$2,287	$40,180	$1,940,833

(1)             These numbers for 2015 include the following amounts of guaranteed annual incentives under the terms of the named executive’s Employment Agreement, which will be paid in 2016 for 2015 performance: Johns, $2,223,000; Bielen, $913,500; Long, $509,000; Temple, $424,100; and Thigpen, $702,500. These numbers also include the following amounts of retention bonus under the terms of the named executive’s Employment Agreement, which will be paid in 2016 for 2015 service: Johns $0; Bielen, $1,627,381; Long, $1,016,404; Temple, $679,770; and Thigpen, $1,322,800.

(2)             For 2013 and 2014, these numbers show the fair value of awards as of the date of grant. These numbers were calculated in accordance with the proxy statement disclosure rules and Financial Accounting Standards Codification 718, Stock Compensation. The assumptions we used under ASC Topic 718 are set forth in Note 15, Stock-Based Compensation of the Notes to our Consolidated Financial Statements in this Form 10-K. In 2015, the Board approved a new program that established a formula equity value for the Company under which our named executives will receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. As a result, the 2015 awards are not accounted for as stock-based compensation and are therefore not reflected in this column. The awards will be reflected in this table at the time they are paid out. The Grants of Plan-Based Awards Table has more information about the long-term incentives granted in 2015.

(3)             Upon the effective date of the Merger (February 1, 2015), each outstanding performance share earned, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of performance shares. All performance share awards were paid out at the maximum level (200%) provided in the awards due to the closing of the Merger in 2015. In addition, upon the effective date of the Merger, each then outstanding RSU, whether vested or not, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of RSUs.

(4)             These numbers include the following amounts, which represent the value as of the date of grant of performance shares awarded to the named executives, based on the probable outcome of the award’s performance conditions (assumed to be 100%): Mr. Johns, $3,043,059; Mr. Bielen, $880,479; Ms. Long, $419,644; Mr. Temple, $360,430; and Mr. Thigpen, $581,837. (If the performance conditions were achieved at the maximum level provided in the awards (200%), the value of the performance share awards as of the date of grant would be: Mr. Johns, $6,086,118; Mr. Bielen, $1,760,958; Ms. Long, $839,288; Mr. Temple, $720,860; and Mr. Thigpen, $1,163,674). These numbers also include the following amounts, which represent the value as of the date of grant of restricted stock units awarded to the named executives: Mr. Johns, $1,173,972; Mr. Bielen, $339,834; Ms. Long, $162,194; Mr. Temple, $139,023; and Mr. Thigpen, $223,982.

(5)             These numbers include the following amounts, which represent the value as of the date of grant of performance shares awarded to the named executives, based on the probable outcome of the award’s performance conditions (assumed to be 100%): Mr. Johns, $2,709,375; Mr. Bielen, $656,250; Ms. Long, $368,750; Mr. Temple, $231,250; and Mr. Thigpen, $540,625. (If the performance conditions were achieved at the maximum level provided in the awards (200%), the value of the performance share awards as of the date of grant would be: Mr. Johns, $5,418,750; Mr. Bielen, $1,312,500; Ms. Long, $737,500; Mr. Temple, $462,500; and Mr. Thigpen, $1,081,250). These numbers also include the following amounts, which represent the value as of the date of grant of restricted stock units awarded to the named executives: Mr. Johns, $1,043,750; Mr. Bielen, $253,125; Ms. Long, $140,625; Mr. Temple, $90,625; and Mr. Thigpen, $209,375.

Discussion of Summary Compensation Table

Column (c)—Salary.    These amounts include base salary for 2015 that the executive contributed to our 401(k) plan and to our nonqualified deferred compensation plan. The Nonqualified Deferred Compensation Table has more information about 2015 participation in this plan.

Column (d)—Bonus.    For 2015, these amounts include 1) annual cash incentives guaranteed under the Employment Agreements payable in 2016 for 2015 performance and 2) retention bonuses payable in 2016 guaranteed under the terms of the Employment Agreements for 2015 service.

Column (e)—Stock Awards.    These values include performance share unit and restricted stock unit awards granted in 2013 and 2014. In 2015, our stock ceased to be publicly traded. The 2015 grants of performance units, restricted units and parent stock-based awards, which are now cash-based awards, are not reflected in the Summary Compensation Table. The 2015 awards will be reflected in the Summary Compensation Table when they vest and are paid. The Grants of Plan-Based Awards Table has information about the 2015 performance unit, restricted unit, and parent stock-based award grants.

Column (g)—Non-equity incentive plan compensation.    For 2013, these amounts show the annual cash incentives payable in March 2014 under our Annual Incentive Plan for 2013 performance. Likewise, for 2014, these amounts show the annual cash incentives payable in March 2015 under our Annual Incentive Plan for 2014 performance. For 2015, these amounts reflect the cash incentives payable in March 2016 for 2015 performance under our Annual Incentive Plan in excess of the amounts guaranteed under the Employment Agreements. These amounts are based on the achievement of the Company’s goals as determined by the Committee and the Board. All amounts reflected include any portion of the incentives that the executive elected to contribute to our 401(k) plan or to our nonqualified deferred compensation plan. The Grants of Plan-Based Awards Table and discussion following the table have more information about the 2015 incentive opportunity.

Column (h)—Change in pension value and nonqualified deferred compensation earnings.    These amounts represent the increase or decrease in the present value of the named executive’s benefits under our tax-qualified defined benefit pension plan and our nonqualified defined benefit excess pension plan. Changes in interest rates can significantly affect these numbers from year to year. For 2015, the total change in the present value of pension benefits for each executive was divided between the plans as follows:

Name	Tax- qualified	Non- qualified
Johns	$76,527	$2,390,810
Bielen	$46,221	$1,140,306
Long	$64,636	$512,992
Temple	$10,101	$23,527
Thigpen	$66,550	$1,151,135

The Pension Benefits Table has more information about each officer’s participation in these plans.

All of the named executives have account balances in our nonqualified deferred compensation plan. The Nonqualified Deferred Compensation Table has more information. The earnings on an executive’s balance reflect the earnings of investments selected by that executive. These earnings are the same as for any other investor in these investments, and we do not provide any above-market or preferential earnings rates.

Column (i)—All other compensation.    For 2015, these amounts include the following:

All Other Compensation Table
Name	401(k) matching	Nonqualified deferred compensation plan contributions	Tax reimbursements	Financial planning program	Other perquisites
Johns	$10,600	$117,453	$—	$14,010	$25,428
Bielen	$10,600	$47,773	$—	$—	$2,442
Long	$10,600	$28,260	$—	$13,927	$2,556
Temple	$10,600	$13,358	$919,936	$14,593	$458
Thigpen	$10,600	$37,000	$—	$—	$2,418

401(k) Matching

Our employees can contribute a portion of their salary, overtime and cash incentives to our tax-qualified 401(k) plan and receive a dollar-for-dollar company matching contribution. The maximum match is 4% of the employee’s eligible pay (which is subject to limits imposed by the Internal Revenue Code). The table shows the matching received by the named executives.

Nonqualified Deferred Compensation Plan Contributions

The table includes contributions that we made to each named executive’s account under our nonqualified deferred compensation plan. The Nonqualified Deferred Compensation Table has more information about this plan.

Tax Reimbursements

Each of our named executives is entitled under his or her Employment Agreement to receive incremental payments as reimbursements for the excise, income and employment taxes arising by reason of any payments that were made in connection with or otherwise on account of the Merger with a subsidiary of Dai-ichi Life being subject to the excise tax imposed on so called “parachute payments” under Section 4999. By reason of certain accelerated vesting of outstanding equity awards in connection with the Merger, Mr. Temple became subject to such excise taxes and the Company paid a reimbursement payment for his benefit in the amount of $919,936. The amount of such payment was paid to the applicable taxing authorities in satisfaction of the tax liabilities arising under such Section 4999 and in respect of the reimbursement payment.

Financial Planning Program

These amounts include the amounts we pay for the fees and travel expenses of the third party provider of our financial and tax planning program.

Other Perquisites

These amounts include: 1) the amount we paid for dining club memberships for Mr. Johns ($3,409), Mr. Bielen ($1,695), Ms. Long ($1,987), and Mr. Thigpen ($1,746); 2) the amount of expense reimbursement that we paid to Mr. Bielen ($747), Ms. Long ($569), Mr. Temple ($458), and Mr. Thigpen ($672) under our spousal travel policy; and 3) for Mr. Johns, the estimated incremental cost that we incurred in 2015 for Mr. Johns, and his guests, to use company aircraft for personal trips ($22,019). This amount is based on incremental hourly charges, fuel, taxes, and similar items allocable to the personal travel time on the aircraft.

GRANTS OF PLAN-BASED AWARDS

As a result of the Merger, we adopted a new long-term incentive program in 2015 that established a formula equity value for the Company under which our named executives will receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. The 2015 long-term incentive opportunities for the named executive officers are comprised of three separate awards:  1) phantom performance units; 2) phantom restricted units; and 3) parent stock-based awards.

This table has information about: 1) the long-term incentive awards granted in 2015 and 2) the AIP incentive opportunities guaranteed for 2015, which will be payable in March 2016. As previously disclosed, the Employment Agreements for each named executive establish guaranteed minimum AIP opportunities and target long-term incentive opportunities. Because we no longer have publicly traded stock, none of the incentive awards granted in 2015 were equity incentive awards.

Grants of Plan-Based Awards Table

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Number of Units (c)		Threshold ($) (d)	Target ($) (e)		Maximum ($) (f)
Johns	2/20/15	—		$—	$2,223,000	(1)	$—
	6/1/15	26,665	(2)	—	2,666,500	(2)	—
	6/1/15	12,000	(3)	—	1,200,000	(3)	—
	6/1/15	4,000	(4)	—	400,000	(4)	—
Bielen	2/20/15	—		$—	$913,500	(1)	$—
	6/1/15	7,835	(2)	—	783,500	(2)	—
	6/1/15	3,525	(3)	—	352,500	(3)	—
	6/1/15	1,175	(4)	—	117,500	(4)	—
Long	2/20/15	—		$—	$509,000	(1)	$—
	6/1/15	3,635	(2)	—	363,500	(2)	—
	6/1/15	1,635	(3)	—	163,500	(3)	—
	6/1/15	545	(4)	—	54,500	(4)	—
Temple	2/20/15	—		$—	$424,100	(1)	$—
	6/1/15	3,335	(2)	—	333,500	(2)	—
	6/1/15	1,500	(3)	—	150,000	(3)	—
	6/1/15	500	(4)	—	50,000	(4)	—
Thigpen	2/20/15	—		$—	$702,500	(1)	$—
	6/1/15	5,000	(2)	—	500,000	(2)	—
	6/1/15	2,250	(3)	—	225,000	(3)	—
	6/1/15	750	(4)	—	75,000	(4)	—

(1)             These numbers include the amount of annual incentive guaranteed by the named executive’s Employment Agreement. Effective March 1, 2015, the Employment Agreements for many of the Company’s officers were amended to reflect new minimum annual incentive amounts in light of the occurrence of the Merger in 2015. The guaranteed annual incentive amounts were increased, or in some cases, decreased, based on the officer’s annual incentive award paid in 2015. The Employment Agreements for Mr. Bielen, Mr. Temple and Mr. Thigpen were amended to reflect the following increases in their guaranteed minimum annual incentive amount: Mr. Bielen, increase from $810,000 to $913,500; Mr. Temple, increase from $410,300 to $424,100; and Mr. Thigpen, increase from $696,200 to $702,500.  The named executives will receive the following additional amounts in excess of the guaranteed annual incentives reflected above based on the achievement of the Company’s goals as determined by the Board: Johns, $208,000; Bielen, $115,000; Long, $56,200; Temple, $62,100; and Thigpen, $76,400.

(2)             These numbers reflect the phantom performance units and target value of phantom performance units granted to each named executive. The number of units determined to be granted reflect a discount to the book value to reflect the risk of forfeiture associated with performance conditions.

(3)             These numbers reflect the phantom restricted units and target value of phantom restricted units granted to each named executive.

(4)             These numbers reflect the parent stock-based award units and target value of the parent stock-based awards granted to each named executive.

Discussion of Grants of Plan-Based Awards Table

Columns (b) - Grant date.

At its February 20, 2015 meeting, the Board granted long-term incentives valued in the amounts reflected in the table with a grant date of June 1, 2015.

Columns (c) - Number of units.

These amounts reflect the number of each of the performance units, restricted units, and parent stock-based awards granted to named executives in 2015. The target value of each award is reflected in column (e).

Columns (d), (e), and (f) - Estimated possible payouts under non-equity incentive plan awards.

At its February 15, 2016 meeting, the Board determined that, in respect to 2015 performance: 1) our After Tax Operating Income was $323.0 million; 2) our value of new business was $76.0 million; 3) our expenses were $438.0 million; and 4) our RBC was above 400%.

Based on the achievement of the goals as described above, the Board determined that the amounts shown for 2015 in column (g) of the Summary Compensation Table were payable to the name executives as annual incentives under the AIP in addition to the amounts guaranteed under each officer’s Employment Agreement. These payments will be made in March 2016.

Termination of Employment; Change of Control

Special vesting and payment provisions apply to performance unit, restricted unit, and parent stock-based awards if the officer’s employment ends. See Potential Payments upon Termination or Change of Control and Summary of Termination Benefits for more information.

OUTSTANDING EQUITY AWARDS

Pursuant to the terms of the Merger Agreement, upon the effective date of the Merger, each then outstanding restricted stock unit and performance share unit, whether or not vested, was cancelled and converted into the right to receive an amount in cash.  All SARs that had been granted prior to the Merger had already vested in accordance with their terms. Any SARs outstanding at the closing of the Merger were cancelled for a cash payment based on the per share value paid in the Merger minus the base price of the SAR.  None of the named executive officers held any unexercised SARs at the time the Merger became effective.  Accordingly, as of December 31, 2015, the named executives had no outstanding equity awards.

SAR EXERCISES, EARNED PERFORMANCE SHARES AND VESTED RESTRICTED STOCK UNITS

This table presents, for each named executive the value realized upon the vesting of restricted stock units and performance share units in 2015. As previously disclosed, the Merger constituted a change in control under our previous long-term incentive program and triggered the accelerated vesting and payment of all outstanding awards under the program, including awards that were not yet vested. Upon the effective date of Merger, each then outstanding restricted stock unit and performance share unit was cancelled and converted into the right to receive an amount in cash. All SARs that had been granted prior to the Merger had already vested in accordance with their terms; and each of the named executives had exercised all such SARs prior to 2015. Thus, none of the named executives held unexercised SARs at the time the Merger became effective.

SAR Exercises and Stock Vested Table
	SAR Awards		Stock Awards
Name (a)	Number of SARs exercised (#) (b)	Value realized on exercise ($) (c)	Number of shares acquired on vesting (#) (d)(1)	Value realized on vesting ($) (e)(2)
Johns	—	$—	—	$41,573,840
Bielen	—	$—	—	$10,248,840
Long	—	$—	—	$5,383,280
Temple	—	$—	—	$2,585,310
Thigpen	—	$—	—	$7,881,510

(1)       All restricted stock units and performance share units outstanding at the time of the Merger, whether or not vested, were cancelled and converted into the right to receive cash. The following restricted stock units and performance share units vested at the effective time of the Merger for each named executive:

•                                            Johns - 119,512 restricted stock units and 474,400 performance share units.

•                                            Bielen - 29,212 restricted stock units and 117,200 performance share units.

•                                            Long - 15,204 restricted stock units and 61,700 performance share units.

•                                            Temple - 8,133 restricted stock units and 28,800 performance share units; and

•                                            Thigpen - 22,593 restricted stock units and 90,000 performance share units.

These performance share units reflect an earn-out of 200%.

Mr. Johns elected to defer a portion of his restricted stock units and Mr. Bielen elected to defer a portion of his restricted stock units and performance share units.

(2)       Upon the effective date of the Merger, each then outstanding restricted stock unit and performance share unit was cancelled and converted into the right to receive cash, without interest, less any applicable withholding taxes determined by multiplying the i) the per share Merger consideration ($70.00) by ii) the number of restricted stock units or performance share units.

Post-Employment Benefits

This table contains information about benefits payable to the named executives upon their retirement.

Pension Benefits Table
Name (a)	Plan Name (b)	Number of years credited service (#) (c)(1)	Present value of accumulated benefit ($) (d)(2)	Payments during the last fiscal year ($) (d)
Johns	Pension	22	$993,977	$—
	Excess Benefit	22	12,726,599	—
	Total		$13,720,576	$—
Bielen	Pension	25	$726,384	$—
	Excess Benefit	25	4,004,336	—
	Total		$4,730,720	$—
Long	Pension	22	$911,030	$—
	Excess Benefit	22	2,717,155	—
	Total		$3,628,185	$—
Temple	Pension	3	$29,410	$—
	Excess Benefit	3	50,347	—
	Total		$79,757	$—
Thigpen	Pension	32	$1,103,917	$—
	Excess Benefit	32	4,634,315	—
	Total		$5,738,232	$—

(1)             The number of years of service that are used to calculate the executive’s benefit under each plan, as of December 31, 2015.

(2)             The actuarial present value of the executive’s benefit under each plan as of December 31, 2015. The valuation method and material assumptions that we used to calculate these amounts are set forth in Note 16, Employee Benefit Plans of the Notes to our Consolidated Financial Statements in this Form 10-K.

Discussion of Pension Benefits Table

We have “defined benefit” pension plans to help provided our employees with retirement security.

Pension Plan

Almost all of our full-time employees participate in our tax qualified pension plan. The plan provides different benefit formulas for three different groups: 1) the “grandfathered group”—any employee employed on December 31, 2007 whose age plus years of vested service total 55 of more as of that date; 2) the “non-grandfathered group”—any employee employed on December 31, 2007 whose age plus years of vested service was less than 55 as of that date; and 3) the “post-2007 group”—any employee first hired or rehired after December 31, 2007 or any former employee who is rehired after that date.

Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen are grandfathered employees; and Mr. Temple is a post 2007 hire.

For both grandfathered and non-grandfathered employees, the monthly life annuity benefit payable under the plan at normal retirement age (usually age 65) for service before 2008 equals:

•                    1.1% of the employee’s final average pay times years of service through 2007 (up to 35 years), plus

•                    0.5% of the employee’s final average pay over the employee’s Social Security covered pay times years of service through 2007 (up to 35 years), plus

•                    0.55% of the employee’s final average pay times years of service through 2007 (over 35 years).

For service after 2007, grandfathered employees continue to earn a monthly life annuity benefit payable at normal retirement age (usually age 65), calculated as follows:

•                    1.0% of the employee’s final average pay times years of service through 2007 (up to 35 years minus service before 2008), plus

•                    0.45% of the employee’s final average pay over the employee’s Social Security covered pay times years of service through 2007 (up to 35 years minus service before 2008), plus

•                    0.50% of the employee’s final average pay times the lesser of years of service after 2007 and total years of service minus 35 years,

•                    but no less than the benefit the employee would have received had he been a non-grandfathered employee.

For service after 2007, non-grandfathered employees earn a hypothetical account balance that is credited with pay credits and interest credits. Pay credits for a year are based on a percentage of eligible pay for that year, as follows:

Credited Service	% of Pay Credit
1 - 4 years	4%
5 - 8 years	5%
9 - 12 years	6%
13 - 16 years	7%
17 or more years	8%

Final average pay for grandfathered employees is the average of the employee’s eligible pay for the 60 consecutive months that produces the highest average. (However, if the employee’s average eligible pay for any 36 consecutive months as of December 31, 2007 is greater than the 60-consecutive month average, the 36-month number will be used.) For non-grandfathered employees, final average pay is the average of the employee’s eligible pay for the 36 consecutive months before January 1, 2008 that produces the highest average.

Eligible pay includes components of pay such as base salary, overtime and AIP incentives. Pay does not include payment of performance shares, gains on SAR exercises, vesting of restricted stock units, severance pay, or other extraordinary items.

Social Security covered pay is one-twelfth of the average of the Social Security wage bases for the 35-year period ending when the employee reaches Social Security retirement age. For non-grandfathered participants, Social Security covered pay is determined as of December 31, 2007. The wage base is the maximum amount of pay for a year for which Social Security taxes are paid. Social Security retirement age is between age 65 and 67, depending on the employee’s date of birth.

Unless special IRS rules apply, benefits are not paid before employment ends. An employee may elect to receive:

•                    a life annuity (monthly payments for the employee’s life only), or

•                    a 50%, 75% or 100% joint and survivor annuity (the employee receives a smaller benefit for life, and the employee’s designated survivor receives a benefit of 50%, 75% or 100% of the reduced amount for life), or

•                    a 5, 10, or 15 year period certain and life annuity benefit (the employee receives a smaller benefit for life and, if the employee dies before the selected period, the employee’s designated survivor receives the reduced amount until the end of the period), or

•                    a lump sum benefit.

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

If an employee retires after age 55 with at least 10 years of service, the employee may take an “early retirement” benefit with respect to benefits earned through 2007, beginning immediately after employment ends. Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen are eligible for early retirement. The early retirement benefit for pre-2008 service is based on the pension plan formula. The benefit is reduced below the level of the age 65 benefit; however, the reduction for an early retirement benefit is not as great as the reduction for early commencement of a vested benefit. (For example, the early retirement reduction at age 55 is 50%; the actuarial reduction (using the plan interest rates and mortality tables) is 62%. At age 62, the early retirement reduction is 20%, and the actuarial reduction is 27%.)

Nonqualified “Excess” Pension Plan

Benefits under our tax qualified pension plan are limited by the Internal Revenue Code. We believe we should pay our employees the total pension benefit they have earned, without imposing these Code limits. Therefore, like many large companies, we have a nonqualified “excess” benefit pension plan that makes up the difference between: 1) the benefit determined under the tax qualified plan formula, without applying these limits; and 2) the benefit actually payable under the tax qualified plan, taking these limits into account.

Prior to the Merger, benefits under the excess plan with respect to service before 2005 were paid at the same time and in the same form as the related benefits from our tax qualified pension plan, and benefits under the excess plan with respect to service after 2004 were paid after the participant’s termination of employment in the form elected by the participant. The Merger constituted a change in control under the terms of the plan. Pursuant to the change in control provision, an officer’s excess pension benefit will be paid in a single lump sum payment regardless of any elections previously made within 30 days after January 1 of the calendar year immediately following the officer’s termination of employment. Payment is made from our general assets (and is therefore subject to the claims of our creditors), and not from the assets of the tax qualified plan.

NONQUALIFIED DEFERRED COMPENSATION

This table has information about the named executives’ participation in our nonqualified deferred compensation plan in 2015.

Nonqualified Deferred Compensation Table

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE ($) (f)(3)
Johns	$2,391,573	$117,353	$301,762	$9,595,777	$24,544,246
Bielen	$3,579,963	$42,833	$123,492	$—	$14,938,377
Long	$38,860	$27,860	$14,749	$3,370,580	$487,090
Temple	$—	$12,596	$85	$—	$22,656
Thigpen	$70,250	$36,315	$(892)	$68,849	$511,051

(1)             These amounts include the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation paid to the officer in 2015: Johns, $39,833; Bielen, $21,833; Long, $18,500. These amounts include the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table as compensation paid to the officer in 2015: Johns, $88,220; Bielen, $36,540; Long, $20,360; and Thigpen, $70,250. These amounts include the following amounts that include the deferral of vested restricted stock units and performance share units: Johns, $2,263,520; Bielen, $3,521,590.

(2)             These amounts are supplemental matching contributions made to the officer’s account in 2015 with respect to the officer’s participation in our 401(k) plan during 2014. These amounts are reported in the Summary Compensation Table as compensation for 2014.

(3)             These amounts reflect the following amounts that have been reported as compensation to the officer in previous proxy statements: Johns, $31,329,334; Bielen, $11,192,089; Long, $3,776,202; Temple, $9,975; Thigpen, $470,228.

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

Eligible officers may defer: 1) up to 25% of their 2015 base salary and up to 75% of their 2016 base salary; 2) up to 85% of any AIP incentive;  and/or 4) up to 94% of the amounts payable when performance units, restricted units, or parent stock-based awards are earned.  Officers may also defer up to 85% of their retention bonus installments payable in 2017 and 2018.

An election to defer base salary for a calendar year must be made by December 31 of the previous year. Generally, an election to defer an AIP incentive for a calendar year must be made by June 30 of that year. An election to defer earned performance units must be made by June 30 of the last year in the award’s performance period. An election to defer earned restricted units or parent stock-based awards must be made within 30 days after the date of the award.  Due to the guaranteed nature of the 2015 AIP incentive, which is payable in March 2016, officers were only allowed to defer amounts over the guaranteed incentive, if any.  Deferred compensation accrues earnings based on the investment choices available under the plan. For 2015, the investment returns for each of the investment choices were:

Investment Choice	Return
Wells Fargo Advantage Cash Money Market	0.01%
Dodge and Cox Stock Fund	(4.49)%
Vanguard Total Bond Index	0.40%
Templeton Foreign A	(12.43)%
Columbia Mid Cap Index	(2.35)%
DFA Emerging Markets	(15.81)%
DFA U.S. Small Cap	(3.29)%
Dodge and Cox International Stock	(11.35)%
Fidelity Spartan 500 Index	1.31%
JP Morgan Mid-Cap Growth	2.94%
MetWest Low Duration Bond	0.45%
T Rowe Price Growth Stock	10.85%
Pimco Real Return Instl	(2.83)%
Protective Life Libor Fund	0.96%

An officer may elect to receive payments in a lump sum or in up to 10 annual installments. An officer may elect to receive a deferred amount (and earnings) upon termination of employment. The officer may not change this election. An officer may instead elect to receive a deferred amount (and earnings) on a fixed date (before the officer’s 70th birthday). An officer may also request a distribution if the officer has an extreme and unexpected financial hardship, as determined under IRS rules.

Supplemental Matching

We make supplemental matching contributions to the account of eligible officers. These contributions provide matching that we would otherwise contribute to our tax qualified 401(k) plan, but which we cannot contribute because of Internal Revenue Code limits on 401(k) plan matching. For a calendar year, the supplemental match that an officer receives is:

•                    the lesser of

•                    4% of the officer’s base salary and AIP incentive during the year, and

•                    the amount the officer deferred under both our 401(k) plan and our nonqualified deferred compensation plan during the year; minus

•                    the actual match the officer received in the 401(k) plan for that year, applying the Internal Revenue Code limits.

An officer’s supplemental matching contributions may be allocated in 1% increments among the same investment funds available under the nonqualified deferred compensation plan. Supplemental matching is paid only after termination of employment. The officer can elect payment in a lump sum or in up to 10 annual installments.

Other Provisions

Investment choices must be in 1% increments. An officer may transfer money between the mutual funds on any business day. We do not provide any above-market or preferential earnings rates, and do not guarantee that an officer’s investments will make money.

If an officer terminates employment due to death or disability, the officer’s plan balance is paid immediately in a lump sum. Amounts invested are paid in cash.

Potential Payments upon Termination or Change of Control

Termination of Employment and Change Of Control

Our policies regarding potential payments that could occur by reason of a termination or a change in control were affected by the Merger. The Merger constituted a change in control under our previous long-term incentive program and triggered the accelerated vesting and payment of outstanding awards under the long-term incentive program, including awards that were not yet vested. Additionally, effective upon the Merger, the employment continuation agreements that would have applied to each of our named officers replaced due to the change in control were superseded by new employment agreements with the Company (the “Employment Agreements”).

Long-Term Incentive Plan

Upon the Merger, all outstanding performance share awards granted in 2013 and 2014 became payable based on the actual level of achievement that would have applied with respect to such awards had the performance period ended at December 31, 2014, the last fiscal year ended prior to the Merger. The performance period for the awards granted in awards granted in 2012 ended December 31, 2014 and such awards were therefore not affected by the Merger. The named executive officers received the following amounts in respect of the outstanding 2013 and 2014 performance share awards: Mr. Johns, $20,412,000; Mr. Bielen, $5,334,000; Ms. Long, $2,793,000; Mr. Temple, $2,016,000; and Mr. Thigpen, $4,004,000.

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

Employment Agreements

Upon consummation of the Merger, the Employment Agreements became effective for our named executives. These Agreements replaced previously effective employment continuation agreements, which would have provided the affected executives assurances regarding the terms and conditions of their continued employment and enhanced severance benefits. Under the terms of each of our executive officer’s Employment Agreement, the executive agrees to remain employed by the Company for a period of three years following the closing of the Merger, in the position and with the title specified in the Employment Agreement. The Employment Agreements provide, among other things, the minimum compensation and benefits that each executive will be entitled to receive for their continuing services (including minimum base salaries; minimum annual bonus amounts; minimum long-term incentive compensation opportunities and the terms and conditions thereof (including normal and early retirement provisions); and retention payments). Pursuant to the Employment Agreements, each officer agrees, for the benefit of the Company, to certain adjustments to the circumstances under which he or she would have the right to terminate employment and receive payment of the stated severance benefits, including foregoing certain claims arising from changes in their duties arising by reason of the Merger.

Effective March 1, 2015, the Employment Agreements for many of the Company’s officers were amended to reflect new minimum annual incentive amounts to account for annual incentives paid in March 2015 for the 2014 plan year in light of the occurrence of the Merger in 2015. The guaranteed annual incentive amounts were increased, or in some cases, decreased, based on the officer’s annual incentive award paid in 2015. The Employment Agreements for Mr. Bielen, Mr. Temple and Mr. Thigpen were amended to reflect an increase in their guaranteed minimum annual incentive amount.

As an inducement for the executives to enter into the Employment Agreements and remain employed following the closing of the Merger, each officer, except Mr. Johns, will receive a retention payment for continuing in the Company’s employ. Mr. Johns agreed that he would not receive any retention payment. In the case of Mr. Bielen, Ms. Long, Mr. Temple and Mr. Thigpen, this retention payment is payable in three equal installments on each of the first three anniversaries of the closing, generally subject to the executive’s continued employment through such date (except in the case of death and disability, or involuntary termination without cause or resignation for good reason, as defined in the Employment Agreement). In the event that any executive becomes entitled to receive severance benefits under the Employment Agreements, the retention payment paid or payable will reduce the severance benefits otherwise payable.

The table set forth below lists the retention payments that will be made to each of the named executive officers (other than Mr. Johns) under his or her Employment Agreement, subject to the executive’s continued performance of services until the date of such retention payment. The first retention payments, which are for performance in 2015, are expected to be paid in March 2016.

Name	Amount payable if employed on first anniversary of the effective date	Amount payable if employed on second anniversary of the effective date	Amount payable if employed on third anniversary of the effective date	Total retention payments payable if employed for three years following the effective date
John D. Johns	$—	$—	$—	$—
Richard J. Bielen	$1,627,381	$1,627,381	$1,627,380	$4,882,142
Deborah J. Long	$1,016,404	$1,016,404	$1,016,403	$3,049,211
Michael G. Temple	$679,770	$679,770	$679,770	$2,039,310
Carl S. Thigpen	$1,322,800	$1,322,800	$1,322,799	$3,968,399

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

If, prior to the second anniversary of the closing of the Merger, the employment of any of the named executive officers, including Mr. Johns, is terminated without cause, or such officer resigns for “good reason,” such officer will receive the following special termination benefits (subject, as noted above, to an offset for any retention payment received):

1)   a lump sum cash severance payment equal to 3 times the sum of:

a)      the officer’s annual salary as in effect at the time of the Merger agreement was executed,

b)      the average of the officer’s AIP incentive payments for 2012, 2013, and 2014, and

c)      the average of the value of the long-term incentives granted to the officer in 2012, 2013, and 2014.

2)       a lump sum cash payment equal to the officer’s target AIP incentive for the year in which the officer’s termination occurs. (If termination is on or after December 31, the payment is based on the actual achievement of the performance goals for that year).

3)   a cash lump sum supplemental retirement benefit, determined by:

a)                   calculating the officer’s benefit at age 65 under our pension plan and excess benefit plan after giving the officer credit for 3 extra years of service,

b)      Subtracting the officer’s actual benefit at age 65 under these plans, and

c)                    Determining the actuarial lump sum value of the resulting amount, using the pension plan’s standard actuarial table and an interest rate of the 10-year Treasury Note rate plus 0.75%.

4)       continuation of the officer’s medical, dental, disability and life insurance, and other welfare benefits, for 2 years after the officer’s termination date (or the cash equivalent value of such coverage). The obligation to continue any such coverage will end if the officer gets comparable benefits from another employer. If a medical or dental benefit plan is self-insured by the Company, then coverage under the plan generally continues for 18 months, and the officer receives an additional cash payment equal to the cost of 6 months of coverage under that plan.; and

5)       tax reimbursement payments that will put the officer in the same after-tax position that the officer would be in if the excise tax imposed under the Internal Revenue Code with respect to so-called parachute payments did not apply to the executive in respect to payments received from the Company.

Termination is for good reason if any of these events occurs without the officer’s written consent: 1) there is a material adverse change in the officer’s duties, authority or responsibilities from those specified in the Employment Agreement; 2) we fail to provide the officer with the promised level of compensation during the 2-year period following the merger; or 3) we require the officer to work in an office that is more than 20 miles from the office where they worked before the Merger.

In addition, any named executive officer whose employment terminates due to death, disability, or retirement will receive a pro-rated portion, based on service through the date of termination, or such greater amount as the Committee may determine in its discretion, of the performance unit awards granted in 2015 that would otherwise be payable. Any named executive officer who terminates employment due to death, disability, or retirement at or after normal retirement age, or is terminated by the Company without cause, will be fully vested in his or her restricted unit award granted in 2015. An executive who terminates employment due to retirement at an early retirement date will receive at least a pro-rated portion of such restricted unit award (or such greater amount as the Committee may determine in its discretion). No additional vesting or benefits are payable under these awards in connection with a change in control.

The table set forth below shows the severance and other benefits that would have been payable to each of these executive officers on his or her agreement had his or her employment been terminated in a qualifying termination on December 31, 2015.

Name	Cash(1)	Pensions/ NQDC(2)	Perquisites/ Benefits(3)	Long-Term Incentives	Tax Reimbursement(4)	Total
John D. Johns, Chairman of the Board, President and Chief Executive Officer	$22,011,596	$1,755,269	$24,941	$4,523,743	$—	$28,315,549
Richard J. Bielen, Vice Chairman and Chief Financial Officer	$7,715,370	$549,002	$26,986	$1,329,075	$3,780,972	$13,401,405
Deborah J. Long, Executive Vice President, Secretary & General Counsel	$4,635,532	$480,039	$14,257	$616,558	$2,299,650	$8,046,036
Michael G. Temple, Executive Vice President & Chief Risk Officer	$3,928,910	$115,854	$8,617	$565,664	$2,349,909	$6,968,954
Carl S. Thigpen, Executive Vice President & Chief Investment Officer	$5,994,559	$527,459	$19,930	$848,235	$—	$7,390,183

(1)    Includes the following amounts:

•      Johns, $20,711,596 severance payment and $1,300,000 payment of AIP incentive.

•      Bielen, $7,165,370 severance payment and $550,000 payment of AIP incentive.

•      Long, $4,333,282 severance payment and $302,250 payment of AIP incentive.

•      Temple, $3,668,910 severance payment and $260,000 payment of AIP incentive.

•      Thigpen, $5,578,059 severance payment and $416,500 payment of AIP incentive.

(2)    Includes the value of the supplemental retirement benefit payable under the Employment Agreements.

(3)    Includes the value of continued coverage under the Company’s medical, dental, disability and life insurance, and other welfare benefits, as provided under the Employment Agreements.

(4)    These amounts represent the tax reimbursement payments provided under the Employment Agreements assuming the executive’s termination of employment occured on December 31, 2015.

Compensation Policies and Practices as Related to Risk Management

The Compensation Committee meets at least once a year with the Company’s Chief Risk Officer to review incentive compensation arrangements in order to identify any features that might encourage unnecessary or excessive risk taking. In conducting this review, we considered numerous factors pertaining to each such program, including the following: the purpose of the program; the design of the plan, including risk adjustments; the number of participants, as well as key employees or employee groups; the total amount that could be paid under the program; the ability of the participants to take actions that could influence the calculation of the compensation payable; the scope of the risks that could be created by actions taken; alignment with the Company’s risk appetite; and the manner in which our risk management policies and practices serve to reduce these risks. Based on this review, we have concluded that none of our programs create risks that are reasonably likely to have a material adverse effect on us or our shareowners.

Director Compensation

This table contains information about the 2015 compensation of our non-employee directors.

Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	All other compensation ($) (c)	Total ($) (d)
Shinichi Aizawa	$—	$—	$—
Robert O. Burton(1)	$4,167	$8,456	$12,623
Elaine L. Chao(1)	$4,167	$993	$5,160
Thomas L. Hamby(1)	$5,000	$8,759	$13,759
Vanessa Leonard	$106,667	$8,456	$115,123
Charles D. McCrary(1)	$4,167	$8,456	$12,623
John J. McMahon, Jr.	$102,167	$993	$103,160
Hans H. Miller(1)	$4,167	$8,456	$12,623
Malcolm Portera(1)	$4,167	$993	$5,160
C. Dowd Ritter(1)	$4,167	$8,456	$12,623
Ungyong Shu	$75,000	$—	$75,000
Jesse J. Spikes	$95,833	$8,804	$104,637
William A. Terry	$95,833	$993	$96,826
Shigeo Tsuyuki	$—	$—	$—
W. Michael Warren, Jr.	$98,583	$8,456	$107,039
Vanessa Wilson(1)	$4,167	$1,196	$5,363

(1)     Mr. Burton, Secretary Chao, Mr. Hamby, Mr. McCrary, Mr. Miller, Mr. Portera, Mr. Ritter, and Ms. Wilson served as members of the Board in 2015 until the effective date of the Merger. The Company paid prorated fees to these non-employee directors who served from January 2015 through the effective date of the Merger (February 1, 2015).

Discussion of Director Compensation Table

Column (b) - Fees earned or paid in cash

The 2015 cash compensation components were -

For January 2015 only -

•               Board membership - $4,167

•               Additional retainer for Audit Committee Chair - $1,667

•               Additional retainer for Compensation and Management Succession Committee Chair - $833

•               Additional retainer for Corporate Governance and Nominating Committee Chair - $833

For February through December 2015 -

•               Board membership - $25,000 per quarter

•               Additional retainer for Audit Committee Chair - $2,500 per quarter

•               Additional retainer for Compensation and Management Succession Committee Chair - $1,500 per quarter

•               Additional retainer for Corporate Governance and Nominating Committee Chair - $750 per quarter

Cash retainers are paid in February, May, August, and November. Mr. Shu will receive his February 2015 retainer fee in 2016.

Column (c)—All Other Compensation

If a director’s spouse or appropriate guest travels with the director on Company business, we reimburse the director for the associated travel expenses if the spouse’s or guest’s presence on the trip is deemed necessary or appropriate for the purpose of the trip. When reimbursement of these expenses results in taxable income to the director, the Company provides the director a payment to cover the taxes that the director is expected to incur with respect to the reimbursement (and the related payment). In some situations, these tax reimbursement payments are paid in the year after the spouse’s or guest’s trip. The amount in this column reflects tax reimbursements to the director as a result of reimbursement for spousal travel expenses incurred in 2014 to each of: Mr. Burton ($7,463); Mr. Hamby ($7,464); Ms. Leonard ($7,463); Mr. McCrary ($7,463); Mr. Miller ($7,463); Mr. Ritter ($7,463); Mr. Spikes ($7,770); and Mr. Warren ($7,463).

This column also reflects tax reimbursements to the director for gifts given in 2014 to each of: Mr. Burton ($993); Secretary Chao ($993); Mr. Hamby ($1,295); Ms. Leonard ($993); Mr. McCrary ($993); Mr. McMahon ($993); Mr. Miller ($993); Mr. Portera ($993); Mr. Ritter ($993); Mr. Spikes ($1,034); Mr. Terry ($993); Mr. Warren ($993); and Ms. Wilson ($1,196).

Deferred Compensation Plan

Prior to the Merger, directors were allowed to elect to defer their compensation. They could defer cash amounts into a common stock equivalent or an interest-bearing equivalent (earning interest at the 30-day LIBOR rate plus 0.75%). Directors could defer stock compensation only as common stock equivalents. The Company did not provide any above-market or preferential earnings rates, and did not guarantee that a director’s investment in common stock equivalents would make money. Under the terms of the Deferred Compensation Plan for Non-Employee Directors, the balance of each director’s account was paid out in full following the effective date of the Merger.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On February 1, 2015, the Company consummated an Agreement and Plan of Merger, pursuant to which the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, and our stock ceased to be publicly traded. By reason of this transaction, our executive officers and directors no longer hold shares of common stock of the Company. Dai-ichi Life now owns 100% of the outstanding common stock of the Company.

Item 13.    Certain Relationships and Related Transactions

We review all relationships and transactions in which we and “related parties” (our directors, director nominees, executive officers, and their immediate family members) participate to determine if any related party has a direct or indirect material interest. Our General Counsel’s Office is primarily responsible for developing and implementing processes to obtain the necessary information and for determining, based on the facts and circumstances, whether a direct or indirect material interest exists. We disclose any such transactions in our Annual Report, as required by SEC rules.

If the General Counsel’s Office determines that a transaction may require disclosure under SEC rules, the General Counsel’s Office will notify:

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

Based on the information available to the Company’s General Counsel’s Office and to the Board, there have been no transactions between the Company and any related party since January 1, 2015, nor are any currently proposed, for which disclosure is required under the SEC rules.

Director Independence

The Board reviewed the independence of all directors. Before the meeting at which the review occurred, each director was asked to supply the Board with complete information about the director’s relationships with us and Dai-ichi Life. Our management provides additional information about transactions, relationships or arrangements between us and the directors or parties related to the directors. After review and discussion of the information provided to it, the Board affirmatively determined that all of our current non-employee directors (Ms. Leonard, Mr. McMahon, Mr. Shu, Mr. Spikes, Mr. Terry and Mr. Warren) are independent. Mr. Johns, Mr. Aizawa, Mr. Bielen, and Mr. Tsuyuki are our non-independent directors. The Board also determined that all members of the Audit Committee, the Compensation and Management Succession Committee, and the Corporate Governance and Nominating Committee are independent.

Item 14.    Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2015 and 2014 with respect to various services provided to the Company and its subsidiaries:

	For The Year Ended December 31,
	2015	2014
	(Dollars In Millions)
Audit fees	$6.4	$6.0
Audit related fees	0.8	0.8
Tax fees	0.5	0.5
All other fees	—	—
	$7.7	$7.3

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

On February 20, 2015, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for the Company and its subsidiaries for the period ended February 2016. The Committee’s policy is to pre-approve, generally for a 12-month period, the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Committee or its Chairman pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by PricewaterhouseCoopers LLP with respect to fiscal year 2014.

In evaluating the selection of PricewaterhouseCoopers LLP as principal independent accountants for the Company and its subsidiaries, the Audit Committee considered whether the provision of the non-audit services described above is compatible with maintaining the independent accountants’ independence. The Committee determined that such services have not affected PricewaterhouseCoopers LLP’s independence. The Committee also reviewed the non-audit services performed in 2014 and determined that those services were consistent with our policy. In addition, the Audit Committee considered the non-audit professional services that PricewaterhouseCoopers LLP will likely be asked to provide for us during 2015, and the effect which performing such services might have on audit independence.

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

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 216 of this report.

3.           Exhibits:

For a list of exhibits, refer to the “Exhibit Index” filed as part of this report beginning on page 264 below, and incorporated herein by this reference.

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

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

STATEMENTS OF INCOME

PROTECTIVE LIFE CORPORATION

(Parent Company)

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$32,365	$16	$301,314	$86,420
Service fees from subsidiaries*	220,105	19,530	213,093	178,420
Net investment income	49,925	4,809	64,776	65,389
Realized investment gains (losses)	3,817	(15,863)	(2,786)	15,040
Other income	44	—	6	194
Total revenues	306,256	8,492	576,403	345,463
Expenses
Operating and administrative	121,433	8,549	116,517	99,400
Interest—subordinated debt	17,191	2,823	33,873	33,873
Interest—other	40,596	6,113	84,528	90,636
Total expenses	179,220	17,485	234,918	223,909
Income (loss) before income tax and other items below	127,036	(8,993)	341,485	121,554
Income tax (benefit) expense
Current	(58,547)	6,376	10,605	35,250
Deferred	99,146	(11,123)	8,798	(16,936)
Total income tax expense (benefit)	40,599	(4,747)	19,403	18,314
Income (loss) before equity in undistributed income from subsidiaries*	86,437	(4,246)	322,082	103,240
Equity in undistributed income of subsidiaries	181,862	5,755	62,793	290,224
Net income	$268,299	$1,509	$384,875	$393,464

See Notes to Consolidated Financial Statements

* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

PROTECTIVE LIFE CORPORATION

(Parent Company)

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Net income	$268,299	$1,509	$384,875	$393,464
Total other comprehensive income (loss)	$(1,241,134)	$465,968	$924,010	$(1,242,656)
Total comprehensive income (loss)	$(972,835)	$467,477	$1,308,885	$(849,192)

See Notes to Consolidated Financial Statements

* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

PROTECTIVE LIFE CORPORATION

(Parent Company)

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Assets
Fixed maturities	$54,637	$53,349
Equity securities	39,338	46,441
Surplus notes from affiliate	1,148,237	800,000
Investments in subsidiaries (equity method)*	5,403,025	5,993,218
Total investments	6,645,237	6,893,008
Cash	68,615	62,465
Receivables from subsidiaries*	24,781	6,940
Property and equipment, net	1,189	1,017
Goodwill	—	10,275
Income tax receivable	13,170	—
Deferred income tax	152,683	13,949
Other assets	21,395	32,649
Total assets	$6,927,070	$7,020,303
Liabilities
Accrued expenses and other liabilities	$308,277	$190,900
Accrued income taxes	—	23,926
Debt	1,588,806	1,300,000
Subordinated debt securities	448,763	540,593
Total liabilities	2,345,846	2,055,419
Commitments and contingencies—Note 3
Shareowner’s equity
Preferred stock
Common stock	—	44,388
Additional paid-in-capital	5,554,059	606,125
Treasury stock	—	(185,705)
Retained earnings, including undistributed income of subsidiaries: (2015 Successor - $181,862; 2014 Predecessor - $3,267,715)	268,299	3,082,000
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, all from subsidiaries, net of income tax: (2015 Successor - $(671,285); 2014 Predecessor - $796,960)	(1,246,672)	1,480,068
Net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax; (2015 Successor - $(212); 2014 Predecessor - $2,208)	(393)	4,101
Accumulated gain (loss)—derivatives, net of income tax: (2015 Successor - $0; 2014 Predecessor - $(45))	—	(82)
Postretirement benefits liability adjustment, net of income tax: (2015 Successor - $3,194; 2014 Predecessor - $(35,545))	5,931	(66,011)
Total shareowner’s equity	4,581,224	4,964,884
Total liabilities and shareowner’s equity	$6,927,070	$7,020,303

See Notes to Consolidated Financial Statements

* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

STATEMENTS OF CASH FLOWS

PROTECTIVE LIFE CORPORATION

(Parent Company)

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Cash flows from operating activities
Net income	$268,299	$1,509	$384,875	$393,464
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(3,817)	15,863	2,786	(15,040)
Equity in undistributed net income of subsidiaries*	(181,862)	(5,755)	(62,793)	(290,224)
Depreciation expense	363	23	279	151
Receivables from subsidiaries*	(13,759)	(4,076)	17,990	(15,918)
Income tax receivable	(13,170)	—	—	—
Deferred income taxes	99,146	(11,123)	8,798	(16,936)
Accrued income taxes	(23,246)	5,875	196	231
Accrued expenses and other liabilities	(192,234)	18,329	17,648	5,124
Other, net	5,419	(2,334)	14,192	12,948
Net cash (used in) provided by operating activities	(54,861)	18,311	383,971	73,800
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	—	—	1,298	—
Sale of investments, available-for-sale	—	—	—	—
Cost of investments acquired, available-for-sale	—	—	(7,011)	(47,477)
Return of and/or (additional) capital investments in subsidiaries	110,793	—	(3,654)	(141,242)
Purchase of property and equipment	—	—	(62)	(1,346)
Net cash provided by (used in) investing activities	110,793	—	(9,429)	(190,065)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	330,000	—	500,000	605,000
Principal payments on line of credit arrangements and debt	(338,093)	(60,000)	(785,000)	(420,000)
Payments to affiliates*	—	—	—	(14,500)
Dividends to shareowners	—	—	(72,697)	(61,186)
Withholdings of share-based payment arrangements settled in cash	—	—	(32,173)	—
Excess tax benefits from share-based payment arrangements	—	—	20,948	—
Other financing activities, net	—	—	—	—
Net cash (used in) provided by financing activities	(8,093)	(60,000)	(368,922)	109,314
Change in cash	47,839	(41,689)	5,620	(6,951)
Cash at beginning of year	20,776	62,465	56,845	63,796
Cash at end of year	$68,615	$20,776	$62,465	$56,845

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

1. BASIS OF PRESENTATION

Nature of Operations

On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when Dai-ichi Life purchased all outstanding shares of the Company’s stock. Prior to February 1, 2015, and for the periods this report presents, the Company’s stock was publicly traded on the New York Stock Exchange. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary.

The Merger was accounted for by the Company under the acquisition method of accounting under Accounting Standards Codification (“ASC”) Topic 805 Business Combinations. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. The Company elected to apply “pushdown” accounting by applying the guidance allowed by ASC Topic 805, Business Combinations, including the initial recognition of most of the Company’s assets and liabilities at fair value as of the acquisition date, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date. Goodwill of $735.7 million was recorded as of the acquisition date which represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflects the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million.

In conjunction with the Company’s election to apply “pushdown” accounting the entire amount of goodwill and other identifiable intangible assets were allocated to PLICO. This was supported by the fact that PLICO is the primary operating subsidiary of the Company and the workforce, distribution and sales organization, current and future policy and portfolio cash flows, and other items for which the transaction was primarily based are consistent between PLICO and Company. As such, the entire balance of goodwill as of December 31, 2015 (Successor Company) of $732.4 million is included in the new basis of net assets of PLICO. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date.

The accompanying condensed financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto of Protective Life Corporation and subsidiaries included in this Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For the year ended December 31, 2013 (Predecessor Company), the Company revised certain amounts in the accompanying Statements of Income (Parent Company) due to an error which resulted in an adjustment to income tax expense and an offsetting adjustment to equity in undistributed income from subsidiaries. Total income tax expense (benefit) decreased by $36.6 million for the year ended December 31, 2013 (Predecessor Company). Equity in undistributed income of subsidiaries decreased by $36.6 million for the year ended December 31, 2013 (Predecessor Company). Net income for the year ended December 31, 2013 was unaffected by the adjustment.

In addition, a revision was made to the Statement of Cash Flows (Parent Company). Within the cash flows from operating activities for the year ended December 31, 2013 (Predecessor Company), Equity in undistributed net income of subsidiaries increased by $36.6 million, Deferred income taxes increased by $33.9 million, Accrued expenses and other liabilities decreased by $25.4 million, and Other, net decreased by $33.9 million. Within the cash flows from investing activities for the year ended

December 31, 2013, Purchase of and/or additional investments in subsidiaries decreased by $11.2 million. The net change in cash and the beginning of year and end of year cash balances were unchanged as of December 31, 2013 (Predecessor Company). The Company performed a qualitative and quantitative analysis and determined that these adjustments were immaterial to the previously issued financial statements. To ensure the periods presented were comparable the Company made the decision to revise prior period amounts, as presented within the current period financial statement presentation.

The Company performed a qualitative and quantitative analysis and determined that these revisions did not have a material impact on these financial statements, however to ensure the prior years presented were comparable to the current year the adjustments described above were recorded in the financial statements included herein.

2. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

Debt and subordinated debt securities are summarized as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$485,000	$450,000
6.40% Senior Notes (2007), due 2018	162,671	150,000
7.375% Senior Notes (2009), due 2019	473,127	400,000
8.45% Senior Notes (2009), due 2039	468,008	300,000
	$1,588,806	$1,300,000
Subordinated debt securities (year of issue):
6.125% Subordinated Debentures (2004), due 2034, callable 2009	$—	$103,093
6.25% Subordinated Debentures (2012), due 2042, callable 2017	295,833	287,500
6.00% Subordinated Debentures (2012), due 2042, callable 2017	152,930	150,000
	$448,763	$540,593

The Company’s future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $162.7 million in 2018, $473.1 million in 2019, and $468.0 million thereafter.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company called and redeemed the entire $103.1 million of outstanding principal amount of the Company’s 6.125% Subordinated Debentures due 2034.

During 2014 (Predecessor Company), the Company announced that it had issued notice to redeem the entire $100.0 million outstanding principal amount of the Company’s 8.00% Senior Notes issued on October 9, 2009. The payment in respect of the redemption of the Senior Notes was made on October 15, 2014. In conjunction with this redemption, the Company wrote off $2.4 million of deferred issue costs.

During 2014 (Predecessor Company), $150.0 million of the Company’s Senior Notes matured and were paid in full, along with applicable accrued interest.

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

On February 2, 2015, the Company amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of December 31, 2015 (Successor Company). There was an outstanding balance of $485.0 million bearing interest at a rate of LIBOR plus 1.00% when the Credit Facility was amended and restated by the 2015 Credit Facility on February 2, 2015. As of December 31, 2015 (Successor Company), the $55.0 million Letter of Credit by PLICO was no longer issued and outstanding.

In December 2007, the Company issued a new series of debt securities of $150.0 million of 6.40% Senior Notes due 2018 (the “Senior Notes”), from which net proceeds of approximately $148.7 million were received. Under the terms of the Senior Notes, interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The maturity date is January 15, 2018.

On October 9, 2009, the Company closed on offerings of $400 million of its 7.375% Senior Notes due in 2019, $100 million of its 8.00% Senior Notes due in 2024, and $300 million of its 8.45% Senior Notes due in 2039, for an aggregate principal amount of $800 million. These senior notes were offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company used the net proceeds from the offering of the Notes to purchase $800 million in aggregate principal amount of newly-issued surplus notes of Golden Gate. Golden Gate used a portion of the proceeds from the sale of the surplus notes to the Company to repurchase, at a discount, $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes that were held by third parties. As a result of these transactions, the Company is the sole holder of the total $800.0 million of outstanding Golden Gate surplus notes, which is eliminated at the consolidated level.

During 2012, the Company issued $287.5 million of its 6.25% Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $103.1 million of Subordinated Debentures due 2031, $118.6 million of Subordinated Debentures due in 2032 and $75.0 million of Capital Securities due in 2066 at par value. The transaction resulted in an expense of $7.2 million, for the year ended December 31, 2012, related the write off of deferred issue costs associated with the called Debentures.

During 2012, the Company issued $150.0 million of its 6.00% Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $125.0 million of Capital Securities due in 2066 at par value and the remaining for general working capital purposes. The transaction resulted in an expense of $4.0 million related to the write off of deferred issue costs associated with the called Debentures.

During 2013, the Company’s 4.30% Senior Notes issued in 2003 matured. The maturity resulted in the payment of $250.0 million of principal to the holders of the senior notes on June 2, 2013. The Company borrowed an additional from its Credit Facility to finance the final principal payment.

Interest Expense

Interest expense on long-term debt and subordinated debt securities totaled $57.8 million, $8.9 million, $118.4 million, and $124.5 million for the periods of February 1, 2015 to December 31, 2015 (Successor Company), January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31 2014, and 2013 (Predecessor Company), respectively.

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

Year	Amount
(Dollars In Thousands)
2016	$1,385
2017	1,381
2018	76,356

In connection with the issuance of non-recourse funding obligations by Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of Protective Life Insurance Company (“PLICO”), PLC’s largest subsidiary, the Company has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes). In addition, the Company has entered into certain support agreements with Golden Gate obligating the Company to make capital contributions to Golden Gate or provide support related to certain of Golden Gate’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2015  (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2015 (Successor Company), securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $430.1 million of the non-recourse funding obligations were held by the Company and our affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. In addition, at the time Golden Gate II sold surplus notes for deposits into certain Delaware Trusts (the “Trusts”) which in turn issued securities (the “Securities”), the Company agreed, under certain circumstances, to make certain liquidity advances to the Trusts not in excess of specified amounts of assets held in a reinsurance trust of which PLICO is the beneficiary and Golden Gate II is the grantor in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date. The obligation to make any such liquidity advance is subject to it having a first priority security interest in the residual interest in such reinsurance trust and in the surplus notes. As of December 31, 2015  (Successor Company), no payments have been made under these agreements.

Golden Gate III Vermont Captive Insurance Company

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance was $935 million as of December 31, 2015 (Successor Company). The amount of the LOC was periodically increased up to a maximum of $935 million in 2015. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during 2015 and was $780 million as of December 31, 2015 (Successor Company). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

On October 10, 2012, Golden Gate V and Red Mountain, indirect wholly owned subsidiaries of the Company, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2015 (Successor Company), the principal balance of the Red Mountain note was $500 million. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $134.2 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

The Company is party to an intercompany capital support agreement with Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned insurance subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit.  As of December 31, 2015 (Successor Company), the $55.0 million Letter of Credit executed by PLICO was no longer issued and outstanding. Also in accordance with this agreement, $120 million of additional capital was provided to Shades Creek by the Company through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

4. SHAREOWNER’S EQUITY

Activity in the Company’s issued and outstanding common stock is summarized as follows:

Predecessor Company
	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2012	88,776,960	10,639,467	78,137,493
(Reissuance of)/deposits to treasury stock	—	(439,953)	439,953
Balance, December 31, 2013	88,776,960	10,199,514	78,577,446
(Reissuance of)/deposits to treasury stock	—	(764,259)	764,259
Balance, December 31, 2014	88,776,960	9,435,255	79,341,705

On February 1, 2015, Dai-ichi Life acquired 100% of the Company’s outstanding shares of common stock through the Merger of DL Investment (Delaware), Inc., a wholly owned subsidiaries of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity.

5. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Cash paid (received) during the year for:
Interest paid on debt	$75,322	$5,411	$121,327	$125,685
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(15,669)	(10)	(6,106)	33,623
Noncash investing and financing activities:
Stock-based compensation	—	1,550	13,902	10,739

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

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company included in its balance sheets a combined liability for these agreements of $18.2 million and $6.1 million, respectively. During the period of February 1, 2015 to December 31, 2015 (Successor Company), January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013, the Company included in its statements of income unrealized gains of $3.8 million, unrealized losses of $15.9 million, unrealized losses of $4.1 million, and unrealized losses of $15.1 million, respectively.

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION

PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Life Marketing	$1,119,515	$13,869,102	$135	$371,618	$882,171	$446,439	$1,109,840	$107,811	$165,317	$148
Acquisitions	(178,662)	14,508,877	3,082	4,254,579	690,741	639,422	1,067,482	2,035	89,960	32,134
Annuities	578,742	1,196,131	—	7,090,171	138,146	297,114	226,824	(41,071)	125,946	—
Stable Value Products	2,357	—	—	2,131,822	—	78,459	19,348	43	2,620	—
Asset Protection	36,856	61,291	719,516	—	128,338	17,459	101,881	25,211	113,974	121,427
Corporate and Other	—	68,496	803	73,066	13,676	154,055	14,568	27	179,011	13,583
Total	$1,558,808	$29,703,897	$723,536	$13,921,256	$1,853,072	$1,632,948	$2,539,943	$94,056	$676,828	$167,292

Predecessor Company
For The Year Ended December 31, 2014:
Life Marketing	$1,973,156	$14,077,360	$722,880	$349,698	$854,186	$554,004	$1,075,386	$175,807	$169,373	$151
Acquisitions	600,482	14,740,562	3,473	4,770,181	772,020	874,653	1,247,836	60,031	122,349	35,857
Annuities	684,574	1,015,928	120,850	7,190,908	149,825	465,845	316,449	(4,651)	118,632	—
Stable Value Products	621	—	—	1,959,488	—	107,170	35,559	380	1,413	—
Asset Protection	35,418	47,376	675,984	—	131,678	22,703	96,379	25,257	121,895	123,413
Corporate and Other	319	63,664	890	70,267	16,462	173,349	20,001	485	237,702	16,389
Total	$3,294,570	$29,944,890	$1,524,077	$14,340,542	$1,924,171	$2,197,724	$2,791,610	$257,309	$771,364	$175,810
For The Year Ended December 31, 2013:
Life Marketing	$2,071,470	$13,504,869	$812,929	$311,290	$796,109	$521,665	$1,143,132	$25,774	$163,174	$173
Acquisitions	799,255	15,112,574	4,680	4,734,487	519,477	617,298	851,386	72,762	78,244	24,781
Annuities	647,485	1,037,348	102,734	7,228,119	132,317	468,322	319,420	62,834	112,620	—
Stable Value Products	1,001	—	—	2,559,552	—	123,798	41,793	398	1,805	—
Asset Protection	50,358	49,729	628,176	1,556	138,404	23,179	101,696	30,505	119,321	130,225
Corporate and Other	646	67,805	1,296	64,181	18,149	163,819	22,330	625	220,807	18,141
Total	$3,570,215	$29,772,325	$1,549,815	$14,899,185	$1,604,456	$1,918,081	$2,479,757	$192,898	$695,971	$173,320

(1)            Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)            Excludes Life Insurance

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION

PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

(continued)

Segment	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Life Marketing	$84,926	$47,460	$123,179	$4,813	$18,705	$12
Acquisitions	62,343	71,088	101,926	5,033	9,041	2,133
Annuities	12,473	37,189	30,613	(7,706)	9,926	—
Stable Value Products	—	6,888	2,255	25	79	—
Asset Protection	10,825	1,878	7,592	1,820	10,121	10,172
Corporate and Other	1,343	10,677	1,722	87	20,496	1,346
Total	$171,910	$175,180	$267,287	$4,072	$68,368	$13,663

(1)                                     Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change   if different methods were applied.

(2)                                     Excludes Life Insurance

SCHEDULE IV—REINSURANCE

PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Successor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
February 1, 2015 to December 31, 2015
Life insurance in-force	$727,705,256	$(368,142,294)	$39,546,742	$399,109,704		9.9%
Premiums and policy fees:
Life insurance	2,360,643	(983,143)	308,280	1,685,780	(1)	18.3%
Accident/health insurance	70,243	(36,871)	18,252	51,624		35.4
Property and liability insurance	243,728	(134,964)	6,904	115,668		6.0
Total	$2,674,614	$(1,154,978)	$333,436	$1,853,072

Predecessor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
January 1, 2015 to January 31, 2015(2)
Premiums and policy fees:
Life insurance	204,185	(74,539)	28,601	158,247	(1)	18.1%
Accident/health insurance	6,846	(4,621)	1,809	4,034		44.8
Property and liability insurance	19,759	(10,796)	666	9,629		6.9
Total	$230,790	$(89,956)	$31,076	$171,910
For The Year Ended December 31, 2014:
Life insurance in-force	$721,036,332	$(388,890,060)	$43,237,358	$375,383,630		11.5%
Premiums and policy fees:
Life insurance	2,603,956	(1,205,528)	349,934	1,748,362	(1)	20.0%
Accident/health insurance	81,037	(42,741)	20,804	59,100		35.2
Property and liability insurance	233,362	(125,328)	8,675	116,709		7.4
Total	$2,918,355	$(1,373,597)	$379,413	$1,924,171
For The Year Ended December 31, 2013:
Life insurance in-force	$726,697,151	$(416,809,287)	$46,752,176	$356,640,040		13.1%
Premiums and policy fees:
Life insurance	2,371,872	(1,247,657)	306,920	1,431,135	(1)	21.5%
Accident/health insurance	45,263	(20,011)	24,291	49,543		49.0
Property and liability insurance	225,327	(109,527)	7,978	123,778		6.5
Total	$2,642,462	$(1,377,195)	$339,189	$1,604,456

(1)             Includes annuity policy fees of $152.8 million, $13.9 million $167.1 million, and $140.7 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014, and 2013 (Predecessor Company), respectively.

(2)             January 31, 2015 (Predecessor Company) balance sheet information is not presented in our consolidated financial statements, therefore January 31, 2015 Life Insurance In-Force has been omitted from this schedule.

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Successor Company
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2015
Allowance for losses on commercial mortgage loans	$—	$2,561	$—	$(2,561)	$—

Predecessor Company
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of January 31, 2015
Allowance for losses on commercial mortgage loans	$5,720	$(2,359)	$—	$(861)	$2,500
As of December 31, 2014
Allowance for losses on commercial mortgage loans	$3,130	$3,265	$—	$(675)	$5,720

EXHIBIT INDEX

Exhibit Number
*2(a)

Master Agreement by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company, dated as of April 10, 2013, filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2013 (No. 001-11339).

*2(b)

Agreement and Plan of Merger, dated as of June 3, 2014, by and among The Dai-ichi Life Insurance Company, Limited, DL Investment (Delaware), Inc. and Protective Life Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

*3(a)	Certificate of Incorporation of the Company effective as of February 1, 2015, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K filed February 26, 2015 (No. 001-11339).

3(b)	Amended and Restated Bylaws of the Company effective as of January 4, 2016, filed herewith.

*4(a)	Reference is made to Exhibit 3(a) above (No. 001-12332).

*4(b)	Reference is made to Exhibit 3(b) above (No. 001-11339).

*4(c)

Senior Indenture, dated as of June 1, 1994, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4(g) to the Company’s Current Report on Form 8-K filed July 1, 1994 (No. 33-52831).

*4(c)(1)

Supplemental Indenture No. 11, dated as of December 11, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 7, 2007 (No. 001-11339).

*4(c)(2)

Supplemental Indenture No. 12, dated as of October 9, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 9, 2009 (No. 001-11339).

*4(c)(3)

Supplemental Indenture No. 13, dated as of October 9, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 9, 2009 (No. 001-11339).

*4(d)

Subordinated Indenture, dated as of June 1, 1994, between the Company and AmSouth Bank, as Trustee, filed as Exhibit 4(h) to the Company’s Current Report on Form 8-K filed June 17, 1994 (No. 001-12332).

*4(d)(1)

Supplemental Indenture No. 7, dated as of January 27, 2004, to the Subordinated Indenture between the Company and The Bank of New York, as successor trustee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 28, 2004 (No. 001-11339).

*4(d)(2)

Supplemental Indenture No. 9, dated as of May 18, 2012, to the Subordinated Indenture between the Company and the Bank of New York Mellon Trust Company, N.A., as successor to AmSouth Bank, as Trustee, filed as Exhibit 4.2 to The Company’s Current Report on Form 8-K/A filed May 21, 2012 (No. 001-11339).

*4(d)(3)

Supplemental Indenture No. 10, dated as of August 20, 2012, to the Subordinated Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to AmSouth Bank, as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 20, 2012 (No. 001-11339).

*10(a)†	The Company’s Long-Term Incentive Plan, Amended and Restated as of May 14, 2012, filed as Appendix B to the Company’s 2012 Proxy Statement on Schedule 14A filed April 16, 2012 (No. 001-11339).

*10(a)(1)†

Form of Performance Share Award Letter under the Company’s Long-Term Incentive Plan, filed as Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 28, 2012 (No. 001-11339).

*10(a)(2)†

Form of Stock Appreciation Rights Award Letter under the Company’s Long-Term Incentive Plan, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 (No. 001-11339).

*10(a)(3)†

Form of Restricted Stock Units Award Letter under the Company’s Long-Term Incentive Plan, filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).

Exhibit Number
*10(b)†	2015 Parent Stock-Based Award Provisions of the Company, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(c)†

The Company’s Excess Benefit Plan, Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).

*10(c)(1)†	Amendment to the Company’s Excess Benefit Plan dated April 17, 2014, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).

*10(d)†	2015 Annual Incentive Plan, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(e)†	2015 Performance Units Provision of the Company, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(e)(1)†	2015 Performance Units Provision (for key officers) of the Company, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(f)†	Amended 2015 Restricted Units Provisions of the Company, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

10(g)†	The Company’s 401(K) Plan, as amended and restated as of January 1, 2015, filed herewith.

*10(h)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997 (No. 001-12332).

*10(h)(1)†	Form of the Company’s Director Indemnity Agreement, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed August 5, 2010 (No. 001-11339).

*10(i)†	Employment Agreement, dated June 3, 2014, between the Company and John D. Johns, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(i)(1)†	Form of Employment Agreement between the Company and Executive Vice President, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(i)(2)†	Form of Employment Agreement between the Company and Senior Vice President, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(i)(3)†

Form of the Company’s Amended and Restated Employment Continuation Agreement with Executive Officer, filed as Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-11339).

*10(j)†

The Company’s Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as Amended and Restated as of December 31, 2008, filed as Exhibit 10(f)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009 (No. 001-11339).

*10(k)†

The Company’s Deferred Compensation Plan for Officers, as Amended and Restated as of January 1, 2009, and reflecting the December 31, 2010 Amendment, filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 28, 2013 (No. 001-11339).

*10(k)(1)†	Amendment to the Company’s Deferred Compensation Plan for Officers dated April 17, 2014, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).

*10(l)

Amended and Restated Credit Agreement dated as of February 2, 2015, among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

*10(m)

Second Amended and Restated Lease Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

Exhibit Number
*10(n)

Second Amended and Restated Investment and Participation Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (001-11339).

*10(o)

Second Amended and Restated Guaranty dated December 19, 2013 by the Company in favor of Wachovia Development Corporation, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (001-11339).

*10(p)

Amended and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to Protective Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 (No. 001-131901).

*10(q)

Third Amended and Restated Reimbursement Agreement dated as of June 25, 2014 between Golden Gate III Vermont Captive Insurance Company and USB AG, Stamford Branch, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).±

*10(r)

Amended and Restated Guarantee Agreement dated as of August 7, 2013 between the Company and UBS AG, Stamford Branch, filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q filed November 4, 2013 (No. 001-11339).

*10(s)

Stock Purchase Agreement by and among RBC Insurance Holdings (USA) Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for purposes of Sections 5.14-5.17 and Articles 7.8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-11339).

*10(t)

Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No. 001-11339).±

*10(u)

Letter of Guaranty, dated as of December 10, 2010, between Protective Life Corporation and UBS AG, Stamford Branch, filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No.001-11339).±

*10(v)

Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 5, 2011 (No. 001-11339).

*10(w)

Master Agreement by and among Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, dated as of September 30, 2015, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2015 (No. 001-11339).

14	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 8, 2015, filed herewith.

*14(a)

Supplemental Policy on Conflict of Interest for the Company and all of its subsidiaries, revised August 30, 2010, filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (001-11339).

21	Principal Subsidiaries of the Registrant.

24	Powers of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the annual report on Form 10-K of Protective Life Corporation for the year ended December 31, 2015, filed on February 25, 2016, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii), the Consolidated Balance Sheets, (iv) Consolidated Statements of Shareowner’s Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
Steven G. Walker Executive Vice President, Chief Financial Officer and Controller
February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2016
JOHN D. JOHNS

/s/ RICHARD J. BIELEN	President, Chief Operating Officer and Director	February 25, 2016
RICHARD J. BIELEN

/s/ STEVEN G. WALKER	Executive Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
STEVEN G. WALKER

*	Director	February 25, 2016
SHINICHI AIZAWA

*	Director	February 25, 2016
VANESSA LEONARD

*	Director	February 25, 2016
JOHN J. MCMAHON, JR.

*	Director	February 25, 2016
UNGYONG SHU

*	Director	February 25, 2016
JESSE J. SPIKES

*	Director	February 25, 2016
WILLIAM A. TERRY

*	Director	February 25, 2016
SHIGEO TSUYUKI

*	Director	February 25, 2016
W. MICHAEL WARREN, JR.

*John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. JOHNS
JOHN D. JOHNS Attorney-in-fact