Form 10-Q
period 2016-09-30
PROTECTIVE LIFE CORP
filed 2016-11-07
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of October 27, 2016:  1,000

PROTECTIVE LIFE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I

		Page
Item 1.	Financial Statements (unaudited):
	Consolidated Condensed Statements of Income For The Three and Nine Months Ended September 30, 2016 (Successor Company), For The Three Months Ended September 30, 2015 (Successor Company), the Period of February 1, 2015 to September 30, 2015 (Successor Company), and the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)	2
	Consolidated Condensed Statements of Comprehensive Income (Loss) For The Three and Nine Months Ended September 30, 2016 (Successor Company), For The Three Months Ended September 30, 2015 (Successor Company), the Period of February 1, 2015 to September 30, 2015 (Successor Company), and the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)	3
	Consolidated Condensed Balance Sheets as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company)	4
	Consolidated Condensed Statement of Shareowner’s Equity For The Nine Months Ended September 30, 2016 (Successor Company)	6
	Consolidated Condensed Statements of Cash Flows For The Nine Months Ended September 30, 2016 (Successor Company), the Period of February 1, 2015 to September 30, 2015 (Successor Company), and the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)	7
	Notes to Consolidated Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	66
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	127
Item 4.	Controls and Procedures	127

PART II

Item 1A.	Risk Factors	127
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	136
Item 6.	Exhibits	137
	Signature	138

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$834,544	$797,741	$2,545,287	$2,138,837	$261,866
Reinsurance ceded	(322,229)	(306,774)	(969,161)	(793,419)	(89,956)
Net of reinsurance ceded	512,315	490,967	1,576,126	1,345,418	171,910
Net investment income	482,729	440,620	1,446,306	1,165,783	175,180
Realized investment gains (losses):
Derivative financial instruments	116	(74,590)	(156,749)	53,654	(123,274)
All other investments	24,152	5,348	194,663	(132,045)	81,153
Other-than-temporary impairment losses	(1,898)	(14,906)	(10,194)	(28,301)	(636)
Portion recognized in other comprehensive income (before taxes)	(1,410)	4,842	3,302	12,503	155
Net impairment losses recognized in earnings	(3,308)	(10,064)	(6,892)	(15,798)	(481)
Other income	107,642	108,312	313,506	284,669	36,421
Total revenues	1,123,646	960,593	3,366,960	2,701,681	340,909
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and nine months: 2016 Successor - $279,109 and $855,276); (2015 Successor - $266,287 and $687,238); (2015 Predecessor - $87,674)	733,051	676,181	2,161,293	1,857,086	267,287
Amortization of deferred policy acquisition costs and value of business acquired	43,392	8,722	94,899	76,713	4,072
Other operating expenses, net of reinsurance ceded: (three and nine months: 2016 Successor - $49,073 and $148,334); (2015 Successor - $49,717 and $134,494); (2015 Predecessor - $35,036)	214,124	188,430	637,186	490,885	68,368
Total benefits and expenses	990,567	873,333	2,893,378	2,424,684	339,727
Income before income tax	133,079	87,260	473,582	276,997	1,182
Income tax expense (benefit)	39,785	26,853	152,820	89,889	(327)
Net income	$93,294	$60,407	$320,762	$187,108	$1,509

Net income - basic					$0.02
Net income - diluted					$0.02
Cash dividends paid per share					$—

Average shares outstanding - basic					80,452,848
Average shares outstanding - diluted					81,759,287

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Net income	$93,294	$60,407	$320,762	$187,108	$1,509
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and nine months 2016 Successor - $106,841 and $657,352); (2015 Successor - $(25,289) and $(506,947)); (2015 Predecessor - $259,738)	198,419	(46,966)	1,220,796	(941,473)	482,370
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and nine months 2016 Successor - $575 and $(6,041)); (2015 Successor - $3,961 and $4,661); (2015 Predecessor - $(2,244))	1,068	7,356	(11,219)	8,657	(4,166)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three and nine months 2016 Successor - $1,278 and $(106)); (2015 Successor - $781 and $(1,677)); (2015 Predecessor - $(131))	2,374	1,451	(198)	(3,115)	(243)
Change in accumulated (loss) gain - derivatives, net of income tax: (2015 Successor - $0 and $(45)); (2015 Predecessor - $5)	—	—	—	(86)	9
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2015 Successor - $0 and $45); (2015 Predecessor - $13)	—	—	—	86	23
Change in postretirement benefits liability adjustment, net of income tax: (three and nine months 2016 Successor - $(874) and $(874)); (2015 Predecessor - $(6,475))	(1,624)	—	(1,624)	—	(12,025)
Total other comprehensive income (loss)	200,237	(38,159)	1,207,755	(935,931)	465,968
Total comprehensive income (loss)	$293,531	$22,248	$1,528,517	$(748,823)	$467,477

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	Successor Company
	As of September 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: Successor 2016 - $39,779,532; 2015 - $38,457,049)	$39,630,087	$35,573,250
Fixed maturities, at amortized cost (fair value: Successor 2016 - $2,894,615; 2015 - $515,000)	2,775,230	593,314
Equity securities, at fair value (cost: Successor 2016 - $718,604; 2015 - $732,485)	737,303	739,263
Mortgage loans (related to securitizations: Successor 2016 - $296,716; 2015 - $359,181)	5,912,683	5,662,812
Investment real estate, net of accumulated depreciation (Successor 2016 - $209; 2015 - $133)	8,006	11,118
Policy loans	1,656,083	1,699,508
Other long-term investments	933,247	622,567
Short-term investments	180,698	268,718
Total investments	51,833,337	45,170,550
Cash	621,344	396,072
Accrued investment income	495,484	473,598
Accounts and premiums receivable	109,163	62,459
Reinsurance receivables	5,435,467	5,536,751
Deferred policy acquisition costs and value of business acquired	1,909,913	1,558,808
Goodwill	732,443	732,443
Other intangibles, net of accumulated amortization (Successor 2016 - $68,876; 2015 - $37,869)	614,902	645,131
Property and equipment, net of accumulated depreciation (Successor 2016 - $15,233; 2015 - $8,277)	104,470	102,865
Other assets	171,379	153,222
Income tax receivable	102,445	—
Assets related to separate accounts
Variable annuity	13,164,747	12,829,188
Variable universal life	868,818	827,610
Total assets	$76,163,912	$68,488,697

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)
(Unaudited)

	Successor Company
	As of September 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,686,446	$29,703,897
Unearned premiums	762,319	723,536
Total policy liabilities and accruals	31,448,765	30,427,433
Stable value product account balances	3,412,041	2,131,822
Annuity account balances	10,679,011	10,719,862
Other policyholders’ funds	1,406,578	1,069,572
Other liabilities	2,465,719	1,693,310
Income tax payable	—	49,957
Deferred income taxes	1,849,086	997,281
Non-recourse funding obligations	2,800,886	685,684
Repurchase program borrowings	219,457	438,185
Debt	1,385,284	1,588,806
Subordinated debt securities	443,122	448,763
Liabilities related to separate accounts
Variable annuity	13,164,747	12,829,188
Variable universal life	868,818	827,610
Total liabilities	70,143,514	63,907,473
Commitments and contingencies - Note 13	0	0
Shareowner’s equity
Common Stock, Successor: 2016 and 2015 - $0.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,554,059	5,554,059
Treasury stock, at cost	—	—
Retained earnings	499,718	268,299
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (Successor 2016 - $(19,974); 2015 - $(671,285))	(37,095)	(1,246,672)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2016 - $(318); 2015 - $(212))	(591)	(393)
Postretirement benefits liability adjustment, net of income tax: (Successor 2016 - $2,320; 2015 - $3,194)	4,307	5,931
Total shareowner’s equity	6,020,398	4,581,224
Total liabilities and shareowner’s equity	$76,163,912	$68,488,697

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s equity
	(Dollars In Thousands)
Successor Company
Balance, December 31, 2015	$—	$5,554,059	$—	$268,299	$(1,241,134)	$4,581,224
Net income for the nine months ended September 30, 2016				320,762		320,762
Other comprehensive income					1,207,755	1,207,755
Comprehensive income for the nine months ended September 30, 2016						1,528,517
Dividends to parent				(89,343)		(89,343)
Balance, September 30, 2016	$—	$5,554,059	$—	$499,718	$(33,379)	$6,020,398

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Company		Predecessor Company
	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from operating activities
Net income	$320,762	$187,108	$1,509
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(31,022)	94,189	42,602
Amortization of DAC and VOBA	94,899	76,713	4,072
Capitalization of DAC	(244,252)	(207,309)	(22,489)
Depreciation and amortization expense	42,520	35,194	820
Deferred income tax	201,466	86,315	30,791
Accrued income tax	(152,402)	64,345	(32,803)
Interest credited to universal life and investment products	532,998	521,760	79,088
Policy fees assessed on universal life and investment products	(935,702)	(756,276)	(90,288)
Change in reinsurance receivables	101,284	142,267	(85,081)
Change in accrued investment income and other receivables	(44,655)	11,103	(5,789)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(159,533)	(147,891)	176,980
Trading securities:
Maturities and principal reductions of investments	93,397	90,548	17,946
Sale of investments	390,412	107,035	26,422
Cost of investments acquired	(438,886)	(174,455)	(27,289)
Other net change in trading securities	47,879	66,189	(26,901)
Amortization of premiums and accretion of discounts on investments and mortgage loans	308,249	288,181	12,930
Change in other liabilities	338,199	(182,029)	238,592
Other, net	(110,243)	(58,886)	(149,889)
Net cash provided by operating activities	$355,370	$244,101	$191,223

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Successor Company		Predecessor Company
	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$984,707	$756,207	$59,028
Sale of investments, available-for-sale	1,544,558	1,154,825	191,062
Cost of investments acquired, available-for-sale	(3,962,879)	(2,337,182)	(149,887)
Change in investments, held-to-maturity	(2,185,000)	(50,000)	—
Mortgage loans:
New lendings	(944,025)	(1,101,820)	(100,530)
Repayments	648,109	894,164	45,741
Change in investment real estate, net	2,905	(59)	7
Change in policy loans, net	43,425	45,470	6,365
Change in other long-term investments, net	(104,543)	(79,030)	(25,339)
Change in short-term investments, net	51,960	22,313	(40,314)
Net unsettled security transactions	52,292	(30,877)	37,510
Purchase of property and equipment	(15,607)	(5,855)	(649)
Amounts received from reinsurance transaction	325,800	—	—
Net cash (used in) provided by investing activities	$(3,558,298)	$(731,844)	$22,994
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	$220,000	$195,000	$—
Principal payments on line of credit arrangement and debt	(373,074)	(193,093)	(60,000)
Issuance (repayment) of non-recourse funding obligations	2,098,700	50,000	—
Repurchase program borrowings	(218,728)	405,718	—
Dividends to shareowner	(89,343)	—	—
Investment product deposits and change in universal life deposits	3,509,315	1,951,647	169,233
Investment product withdrawals	(1,718,670)	(1,720,926)	(240,147)
Other financing activities, net	—	—	(4)
Net cash provided by (used in) financing activities	$3,428,200	$688,346	$(130,918)
Change in cash	225,272	200,603	83,299
Cash at beginning of period	396,072	462,710	379,411
Cash at end of period	$621,344	$663,313	$462,710

See Notes to the Consolidated Condensed Financial Statements

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2016 (Successor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016 (Successor Company). The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Successor Company).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Successor Company). There were no significant changes to the Company's accounting policies during the nine months ended September 30, 2016 (Successor Company).

Accounting Pronouncements Recently Adopted

Accounting Standards Update ("ASU") No. 2015-02-Consolidation-Amendments to the Consolidation Analysis. This Update makes several targeted changes to generally accepted accounting principles, including a) eliminating the presumption that a general partner should consolidate a limited partnership and b) eliminating the consolidation model specific to limited partnerships. The amendments also clarify when fees and related party relationships should be considered in the consolidation of variable interest entities. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2015. The Update did not impact the Company's financial position or results of operations, and the Company has revised its policies and processes to comply with the revised guidance.

ASU No. 2015-03-Interest-Imputation of Interest. The objective of this Update is to eliminate diversity in practice related to the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Update is effective for fiscal years beginning after December 15, 2015, and requires revised presentation of debt issuance costs in all periods presented in the financial statements. The Update did not impact the Company's financial position or results of operations, and the Company has revised its policies and processes to comply with the revised guidance.

ASU No. 2015-15 - Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The objective of this Update is to clarify the SEC Staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on the topic in ASU No. 2015-03. This Update reflects the SEC Staff’s decision to not object when an entity defers and presents debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Update did not impact the Company's financial position or results of operations, and the Company has revised its policies and processes to comply with the revised guidance.

ASU No. 2015-05 - Intangibles - Goodwill and Other - Internal-Use Software. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The Update is effective for annual and interim periods beginning after December 15, 2015. The Update did not impact the Company's financial position or results of operations, and the Company has revised its policies and processes to comply with the new standard.

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

ASU No. 2014-15-Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This Update will require management to assess an entity’s ability to continue as a going concern, and will require footnote disclosures in certain circumstances. Under the updated guidance, management should consider relevant conditions and evaluate whether it is probable that the entity will be unable to meet its obligations within one year after the issuance date of the financial statements. The Update is effective for annual periods ending December 31, 2016 and for annual and interim periods thereafter, with early adoption permitted. The amendments in this Update will not impact the Company’s financial position or results of operations. However, the new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is prepared to comply with the revised guidance, upon adoption.

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

ASU No. 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Specific transactions addressed in the new guidance include: Debt prepayment/extinguishment costs, contingent consideration payments, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investments. The Update does not introduce any new accounting or financial reporting requirements, and is effective for annual and interim periods beginning after December 15, 2018. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

ASU No. 2016-16 - Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. The objective of this Update is to reduce complexity and diversity in practice related to certain types of intra-entity asset transfers. Under the revised guidance, entities will be required to recognize the income tax consequences of intra-entity transfers of an assets other than inventory when those transfers occur. The Update is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. The Company is currently reviewing the Update to determine whether the amendments will impact its financial position or results of operations, and whether changes are needed to its policies and processes to comply with the revised guidance.

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

The Merger was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. On the date of the Merger, goodwill of $735.7 million represented the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflected the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) and September 30, 2016 (Successor Company) was $732.4 million. None of the goodwill is tax deductible.

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

Summarized financial information for the Closed Block as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company) is as follows:

	Successor Company
	As of September 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,913,411	$6,010,520
Policyholder dividend obligation	264,107	—
Other liabilities	52,435	24,539
Total closed block liabilities	6,229,953	6,035,059
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,696,136	$4,426,090
Mortgage loans on real estate	201,078	247,162
Policy loans	717,887	746,102
Cash	79,115	34,420
Other assets	155,360	162,640
Total closed block assets	5,849,576	5,616,414
Excess of reported closed block liabilities over closed block assets	380,377	418,645
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation of $16,169 (Successor) and $(179,360) (Successor)	—	(18,597)
Future earnings to be recognized from closed block assets and closed block liabilities	$380,377	$400,048

Reconciliation of the policyholder dividend obligation is as follows:

	Successor Company		Predecessor Company
	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$—	$323,432	$366,745
Applicable to net revenue (losses)	(36,707)	(27,854)	(1,369)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation; includes deferred tax benefits of $(8,706) (Successor); $(83,000) (2015 - Successor); $47,277 (2015 - Predecessor)	300,814	(237,143)	135,077
Policyholder dividend obligation, end of period	$264,107	$58,435	$500,453

Closed Block revenues and expenses were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Revenues
Premiums and other income	$44,043	$46,610	$135,282	$128,279	$15,065
Net investment income	53,582	54,593	156,458	142,274	19,107
Net investment gains	326	167	963	3,017	568
Total revenues	97,951	101,370	292,703	273,570	34,740
Benefits and other deductions
Benefits and settlement expenses	88,143	90,966	260,227	245,711	31,152
Other operating expenses	537	258	2,214	733	—
Total benefits and other deductions	88,680	91,224	262,441	246,444	31,152
Net revenues before income taxes	9,271	10,146	30,262	27,126	3,588
Income tax expense	3,245	3,551	10,591	9,494	1,256
Net revenues	$6,026	$6,595	$19,671	$17,632	$2,332

6.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Fixed maturities	$1,665	$(1,304)	$24,116	$2,408	$6,891
Equity securities	—	51	36	72	—
Impairments on corporate securities	(3,308)	(10,064)	(6,892)	(15,798)	(481)
Modco trading portfolio	23,995	8,377	178,353	(133,524)	73,062
Other investments	(1,508)	(1,776)	(7,842)	(1,001)	1,200
Total realized gains (losses) - investments	$20,844	$(4,716)	$187,771	$(147,843)	$80,672

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities, equity securities, and short-term investments) are as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Gross realized gains	$3,223	$714	$31,023	$7,656	$6,920
Gross realized losses	$(4,866)	$(12,031)	$(13,763)	$(20,974)	$(469)
Impairments losses included in gross realized losses	$(3,308)	$(10,064)	$(6,892)	$(15,798)	$(481)

The chart below summarizes the fair value (proceeds) and the gains/losses realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$167,272	$94,825	$990,066	$809,863	$172,551
Gains realized	$3,223	$715	$31,023	$7,656	$6,920

Securities in an unrealized loss position(1):
Fair value (proceeds)	$7,105	$34,591	$67,688	$83,917	$435
Losses realized	$(1,558)	$(1,967)	$(6,871)	$(5,175)	$(29)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), are as follows:

Successor Company	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
As of September 30, 2016
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,851,507	$49,455	$(4,558)	$1,896,404	$—
Commercial mortgage-backed securities	1,684,149	32,151	(2,693)	1,713,607	—
Other asset-backed securities	1,202,982	14,625	(15,691)	1,201,916	—
U.S. government-related securities	1,299,876	13,092	(1,789)	1,311,179	—
Other government-related securities	18,350	184	(2)	18,532	—
States, municipals, and political subdivisions	1,725,351	25,239	(23,329)	1,727,261	—
Corporate securities	29,114,514	495,821	(731,362)	28,878,973	(909)
Preferred stock	94,362	1,227	(1,815)	93,774	—
	36,991,091	631,794	(781,239)	36,841,646	(909)
Equity securities	711,326	25,454	(6,755)	730,025	—
Short-term investments	155,016	—	—	155,016	—
	$37,857,433	$657,248	$(787,994)	$37,726,687	$(909)

As of December 31, 2015
Fixed maturities:
Residential mortgage-backed securities	$1,773,099	$9,286	$(17,112)	$1,765,273	$—
Commercial mortgage-backed securities	1,328,317	428	(41,858)	1,286,887	—
Other asset-backed securities	813,056	2,758	(18,763)	797,051	—
U.S. government-related securities	1,566,260	449	(34,532)	1,532,177	—
Other government-related securities	18,483	—	(743)	17,740	—
States, municipals, and political subdivisions	1,729,732	682	(126,814)	1,603,600	—
Corporate securities	28,499,691	26,369	(2,682,274)	25,843,786	(605)
Preferred stock	64,362	192	(1,867)	62,687	—
	35,793,000	40,164	(2,923,963)	32,909,201	(605)
Equity securities	724,226	13,255	(6,477)	731,004	—
Short-term investments	206,991	—	—	206,991	—
	$36,724,217	$53,419	$(2,930,440)	$33,847,196	$(605)

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

     As of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company had an additional $2.8 billion and $2.7 billion of fixed maturities, $7.3 million and $8.3 million of equity securities, and $25.7 million and $61.7 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of September 30, 2016 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Successor Company
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$786,505	$787,980	$—	$—
Due after one year through five years	6,854,185	6,921,417	—	—
Due after five years through ten years	7,874,064	8,031,551	—	—
Due after ten years	21,476,337	21,100,698	2,775,230	2,894,615
	$36,991,091	$36,841,646	$2,775,230	$2,894,615

The chart below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Other-than-temporary impairments	$(1,898)	$(14,906)	$(10,194)	$(28,301)	$(636)
Non-credit impairment losses recorded in other comprehensive income	(1,410)	4,842	3,302	12,503	155
Net impairment losses recognized in earnings	$(3,308)	$(10,064)	$(6,892)	$(15,798)	$(481)

There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and nine months ended September 30, 2016 (Successor Company), for the three months ended September 30, 2015 (Successor Company), for the period of February 1, 2015 to September 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

     The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Beginning balance	$964	$4,472	$22,761	$—	$15,478
Additions for newly impaired securities	1,721	—	4,777	4,472	—
Additions for previously impaired securities	1,521	9,479	2,046	9,479	221
Reductions for previously impaired securities due to a change in expected cash flows	(4)	—	(22,763)	—	—
Reductions for previously impaired securities that were sold in the current period	—	(687)	(2,619)	(687)	—
Ending balance	$4,202	$13,264	$4,202	$13,264	$15,699

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$86,908	$(433)	$180,768	$(4,125)	$267,676	$(4,558)
Commercial mortgage-backed securities	187,164	(1,223)	104,931	(1,470)	292,095	(2,693)
Other asset-backed securities	68,039	(268)	465,787	(15,423)	533,826	(15,691)
U.S. government-related securities	128,224	(1,789)	3	—	128,227	(1,789)
Other government-related securities	1,927	(2)	—	—	1,927	(2)
States, municipalities, and political subdivisions	239,380	(2,842)	561,253	(20,487)	800,633	(23,329)
Corporate securities	2,772,883	(46,680)	10,879,675	(684,682)	13,652,558	(731,362)
Preferred stock	53,040	(128)	19,251	(1,687)	72,291	(1,815)
Equities	84,188	(989)	59,930	(5,766)	144,118	(6,755)
	$3,621,753	$(54,354)	$12,271,598	$(733,640)	$15,893,351	$(787,994)

RMBS and CMBS had gross unrealized losses greater than twelve months of $4.1 million and $1.5 million, respectively, as of September 30, 2016 (Successor Company). Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities had a gross unrealized loss greater than twelve months of $15.4 million as of September 30, 2016 (Successor Company). This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The states, municipalities, and political subdivisions categories had gross unrealized losses greater than twelve months of $20.5 million as of September 30, 2016 (Successor Company). These declines were related to changes in interest rates.

The corporate securities category had gross unrealized losses greater than twelve months of $684.7 million as of September 30, 2016 (Successor Company). The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

     As of September 30, 2016 (Successor Company), the Company had a total of 1,231 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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

As of September 30, 2016 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.9 billion and had an amortized cost of $2.0 billion. In addition, included in the Company’s trading portfolio, the Company held $266.4 million of securities which were rated below investment grade. Approximately $360.1 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Fixed maturities	$295,651	$(54,282)	$1,777,330	$(1,437,623)	$670,229
Equity securities	(1,691)	2,385	7,749	(5,152)	10,226

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), are as follows:

Successor Company	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
As of September 30, 2016
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$640,230	$—	$(1,751)	$638,479	$—
Steel City LLC	2,135,000	121,136	—	2,256,136	—
	$2,775,230	$121,136	$(1,751)	$2,894,615	$—

Successor Company	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2015
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$593,314	$—	$(78,314)	$515,000	$—
	$593,314	$—	$(78,314)	$515,000	$—

During the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities.

The Company’s held-to-maturity securities had $121.1 million of gross unrealized gains and $1.8 million of gross unrecognized holding losses by maturity as of September 30, 2016 (Successor Company). The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities ("VIE's"). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.

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

Based on this analysis, the Company had an interest in two subsidiaries as of September 30, 2016 (Successor Company), Red Mountain LLC ("Red Mountain") and Steel City LLC ("Steel City"), that were determined to be VIEs. As of December 31, 2015 (Successor Company), the Company had an interest in one subsidiary, Red Mountain, that was determined to be a VIE.

The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the "Red Mountain Note") to Golden Gate V. For details of this transaction, see Note 12, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The

Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of September 30, 2016 (Successor Company), no payments have been made or required related to this guarantee.

Steel City, a newly formed wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company, in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 12, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of September 30, 2016 (Successor Company), no payments have been made or required related to this guarantee.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,896,401	$3	$1,896,404
Commercial mortgage-backed securities	—	1,688,000	25,607	1,713,607
Other asset-backed securities	—	648,687	553,229	1,201,916
U.S. government-related securities	1,070,116	241,063	—	1,311,179
State, municipalities, and political subdivisions	—	1,727,261	—	1,727,261
Other government-related securities	—	18,532	—	18,532
Corporate securities	—	28,125,577	753,396	28,878,973
Preferred stock	74,522	19,252	—	93,774
Total fixed maturity securities - available-for-sale	1,144,638	34,364,773	1,332,235	36,841,646
Fixed maturity securities - trading
Residential mortgage-backed securities	—	264,142	—	264,142
Commercial mortgage-backed securities	—	157,152	—	157,152
Other asset-backed securities	—	117,380	145,833	263,213
U.S. government-related securities	32,143	4,735	—	36,878
State, municipalities, and political subdivisions	—	340,983	—	340,983
Other government-related securities	—	60,774	—	60,774
Corporate securities	—	1,655,812	5,699	1,661,511
Preferred stock	3,788	—	—	3,788
Total fixed maturity securities - trading	35,931	2,600,978	151,532	2,788,441
Total fixed maturity securities	1,180,569	36,965,751	1,483,767	39,630,087
Equity securities	667,517	36	69,750	737,303
Other long-term investments(1)	316,007	270,661	70,051	656,719
Short-term investments	173,066	7,632	—	180,698
Total investments	2,337,159	37,244,080	1,623,568	41,204,807
Cash	621,344	—	—	621,344
Other assets	21,393	—	—	21,393
Assets related to separate accounts
Variable annuity	13,164,747	—	—	13,164,747
Variable universal life	868,818	—	—	868,818
Total assets measured at fair value on a recurring basis	$17,013,461	$37,244,080	$1,623,568	$55,881,109
Liabilities:
Annuity account balances(2)	$—	$—	$88,857	$88,857
Other liabilities (1)	102,318	27,422	939,271	1,069,011
Total liabilities measured at fair value on a recurring basis	$102,318	$27,422	$1,028,128	$1,157,868

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

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 91% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2016 (Successor Company).

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2016 (Successor Company), the Company held $4.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of September 30, 2016 (Successor Company), the Company held $724.7 million of Level 3 ABS, which included $578.8 million of other asset-backed securities classified as available-for-sale and $145.8 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of September 30, 2016 (Successor Company), the Company classified approximately $32.2 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of September 30, 2016 (Successor Company), the Company classified approximately $759.1 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of September 30, 2016 (Successor Company), the Company held approximately $69.8 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.

Other Long-Term Investments and Other Liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 8, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2016 (Successor Company), 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 91.1% - 106.6%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The balance of the FIA embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 1994 Variable Annuity MGDB mortality table modified with company experience, with attained age factors varying from 46% - 113%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

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

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of September 30, 2016 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $265.6 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for September 30, 2016 (Successor Company), ranged from a one month rate of 0.73%, a 5 year rate of 1.99%, and a 30 year rate of 2.97%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$544,230	Discounted cash flow	Liquidity premium	0.44% - 1.19% (0.70%)
			Paydown rate	10.90% - 11.83% (11.18%)
Corporate securities	726,890	Discounted cash flow	Spread over Treasury	0.97% - 5.10% (2.11%)
Liabilities:
Embedded derivatives - GMWB(1)	$429,732	Actuarial cash flow model	Mortality	91.1% to 106.6% of
Ruark 2015 ALB table
			Lapse	0.3% - 15%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have a
one-time over-utilization of
400%
			Nonperformance risk	0.20% - 1.19%
Annuity account balances(2)	88,857	Actuarial cash flow model	Asset earned rate	4.02% - 5.76%
			Expenses	$126 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with
company experience
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
duration/surrender
charge period
			Nonperformance risk	0.20% - 1.19%
Embedded derivative - FIA	141,651	Actuarial cash flow model	Expenses	$126 per policy
			Withdrawal rate	1% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	1994 MGDB table with
company experience
			Lapse	2.0% - 40.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.20% - 1.19%
Embedded derivative - IUL	46,348	Actuarial cash flow model	Mortality	38% — 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.20% - 1.19%

(1)The fair value for the GMWB embedded derivative is presented as a net liability for the purposes of this chart. Excludes modified coinsurance arrangements.
(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of September 30, 2016 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $215.7 million of financial instruments being classified as Level 3 as of September 30, 2016 (Successor Company). Of the $215.7 million, $180.4 million are other asset-backed securities, $32.2 million are corporate securities, and $3.1 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of September 30, 2016 (Successor Company), the Company held $66.7 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	Earnings related to Instruments still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	7	—	—	25,607	—	—	—	—	(7)	25,607	—
Other asset-backed securities	533,141	—	23,350	—	(19)	—	(12)	—	—	—	(3,231)	553,229	—
Corporate securities	783,143	—	9,324	—	(3,335)	28,327	(26,001)	—	—	(36,237)	(1,825)	753,396	—
Total fixed maturity securities - available-for-sale	1,316,287	—	32,681	—	(3,354)	53,934	(26,013)	—	—	(36,237)	(5,063)	1,332,235	—
Fixed maturity securities - trading
Other asset-backed securities	151,964	3,260	—	(71)	—	—	(9,366)	—	—	—	46	145,833	3,189
Corporate securities	16,587	381	—	—	—	—	—	—	—	(11,243)	(26)	5,699	42
Total fixed maturity securities - trading	168,551	3,641	—	(71)	—	—	(9,366)	—	—	(11,243)	20	151,532	3,231
Total fixed maturity securities	1,484,838	3,641	32,681	(71)	(3,354)	53,934	(35,379)	—	—	(47,480)	(5,043)	1,483,767	3,231
Equity securities	69,750	—	—	—	—	—	—	—	—	—	—	69,750	—
Other long-term investments(1)	48,999	21,052	—	—	—	—	—	—	—	—	—	70,051	21,052
Total investments	1,603,587	24,693	32,681	(71)	(3,354)	53,934	(35,379)	—	—	(47,480)	(5,043)	1,623,568	24,283
Total assets measured at fair value on a recurring basis	$1,603,587	$24,693	$32,681	$(71)	$(3,354)	$53,934	$(35,379)	$—	$—	$(47,480)	$(5,043)	$1,623,568	$24,283
Liabilities:
Annuity account balances(2)	$88,820	$—	$—	$(735)	$—	$—	$—	$279	$2,226	$—	$1,249	$88,857	$—
Other liabilities(1)	972,084	90,166	—	(57,353)	—	—	—	—	—	—	—	939,271	32,813
Total liabilities measured at fair value on a recurring basis	$1,060,904	$90,166	$—	$(58,088)	$—	$—	$—	$279	$2,226	$—	$1,249	$1,028,128	$32,813

(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

For the three months ended September 30, 2016 (Successor Company), there were no securities transferred into Level 3.

For the three months ended September 30, 2016 (Successor Company), $47.5 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2016 (Successor Company).

For the three months ended September 30, 2016 (Successor Company), no securities were transferred from Level 2 to Level 1.

For the three months ended September 30, 2016 (Successor Company), no securities were transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	Earnings related to Instruments still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	7	—	—	25,607	—	—	—	—	(7)	25,607	—
Other asset-backed securities	587,031	6,859	24,119	—	(21,426)	9,597	(58,461)	—	—	7,457	(1,947)	553,229	—
Corporate securities	902,119	925	40,435	(4,135)	(10,316)	53,885	(107,866)	—	—	(114,189)	(7,462)	753,396	—
Total fixed maturity securities - available-for-sale	1,489,153	7,784	64,561	(4,135)	(31,742)	89,089	(166,327)	—	—	(106,732)	(9,416)	1,332,235	—
Fixed maturity securities - trading
Other asset-backed securities	152,912	5,310	—	(1,013)	—	—	(11,578)	—	—	172	30	145,833	4,294
Corporate securities	18,225	713	—	(259)	—	10,908	(4,071)	—	—	(19,722)	(95)	5,699	283
Total fixed maturity securities - trading	171,137	6,023	—	(1,272)	—	10,908	(15,649)	—	—	(19,550)	(65)	151,532	4,577
Total fixed maturity securities	1,660,290	13,807	64,561	(5,407)	(31,742)	99,997	(181,976)	—	—	(126,282)	(9,481)	1,483,767	4,577
Equity securities	69,763	—	—	—	—	22	—	—	—	(36)	1	69,750	—
Other long-term investments(1)	96,830	22,620	—	(49,399)	—	—	—	—	—	—	—	70,051	(26,779)
Total investments	1,826,883	36,427	64,561	(54,806)	(31,742)	100,019	(181,976)	—	—	(126,318)	(9,480)	1,623,568	(22,202)
Total assets measured at fair value on a recurring basis	$1,826,883	$36,427	$64,561	$(54,806)	$(31,742)	$100,019	$(181,976)	$—	$—	$(126,318)	$(9,480)	$1,623,568	$(22,202)
Liabilities:
Annuity account balances(2)	$92,512	$—	$—	$(1,831)	$—	$—	$—	$529	$7,264	$—	$1,249	$88,857	$—
Other liabilities(1)	585,556	105,751	—	(459,466)	—	—	—	—	—	—	—	939,271	(353,715)
Total liabilities measured at fair value on a recurring basis	$678,068	$105,751	$—	$(461,297)	$—	$—	$—	$529	$7,264	$—	$1,249	$1,028,128	$(353,715)

(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

For the nine months ended September 30, 2016 (Successor Company), $71.3 million of securities were transferred into Level 3.

For the nine months ended September 30, 2016 (Successor Company), $197.7 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2016 (Successor Company).

For the nine months ended September 30, 2016 (Successor Company), $12.2 million of securities were transferred from Level 2 to Level 1.

For the nine months ended September 30, 2016 (Successor Company), $0.1 million of securities were transferred from Level 1.

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

For the three months ended September 30, 2015 (Successor Company), there were no securities transferred into Level 3.

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

For the three months ended September 30, 2015 (Successor Company), there were no securities transferred from Level 2 to Level 1.

For the three months ended September 30, 2015 (Successor Company), there were no securities transferred from Level 1.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor Company
		As of September 30, 2016		As of December 31, 2015
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,912,683	$5,946,153	$5,662,812	$5,529,803
Policy loans	3	1,656,083	1,656,083	1,699,508	1,699,508
Fixed maturities, held-to-maturity (1)	3	2,775,230	2,894,615	593,314	515,000
Liabilities:
Stable value product account balances	3	$3,412,041	$3,436,797	$2,131,822	$2,124,712
Annuity account balances	3	10,679,011	10,288,929	10,719,862	10,274,571
Debt:
Bank borrowings	3	$385,000	$385,000	$485,000	$485,000
Senior Notes	2	1,000,284	967,622	1,103,806	1,020,025
Subordinated debt securities	2	443,122	452,335	448,763	457,275
Non-recourse funding obligations (2)	3	2,800,886	2,919,604	685,684	614,380

Except as noted below, fair values were estimated using quoted market prices.

(1)           Securities purchased from unconsolidated affiliates, Red Mountain LLC and Steel City LLC.
(2)             Of this carrying amount, $2.7 billion, fair value of $2.9 billion, as of September 30, 2016 (Successor Company) and $500.0 million, fair value of $495.5 million, as of December 31, 2015 (Successor Company), relates to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•
In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements. None of these positions were held as of September 30, 2016 (Successor Company), as these funding agreements and correlating swaps matured in June of 2015.

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

•	The Company uses equity options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Derivatives Related to Indexed Universal Life Contracts

•	The Company uses equity, futures, and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain IUL products. The IUL component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Other Derivatives

•	The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of September 30, 2016 (Successor Company).

•	The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(7,002)	$12,140	$62,065	$(2,091)	$1,413
Equity futures - VA	(41,836)	40,951	(66,392)	3,215	9,221
Currency futures - VA	934	4,000	5,888	1,428	7,778
Equity options - VA	(36,482)	33,519	(23,410)	8,195	3,047
Interest rate swaptions - VA	(229)	(3,618)	(3,212)	(12,399)	9,268
Interest rate swaps - VA	14,737	101,808	221,884	(74,150)	122,710
Embedded derivative - GMWB	90,954	(253,630)	(246,299)	(7,713)	(207,018)
Total derivatives related to VA contracts	21,076	(64,830)	(49,476)	(83,515)	(53,581)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(14,486)	11,328	(15,938)	9,035	1,769
Equity futures - FIA	2,236	709	4,269	1,016	(184)
Volatility futures - FIA	—	(24)	—	6	—
Equity options - FIA	6,583	(12,099)	1,756	(6,499)	(2,617)
Total derivatives related to FIA contracts	(5,667)	(86)	(9,913)	3,558	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	7,136	1,287	6,302	3,082	(486)
Equity futures - IUL	101	17	(71)	39	3
Equity options - IUL	1,607	(1,110)	1,821	(1,048)	(115)
Total derivatives related to IUL contracts	8,844	194	8,052	2,073	(598)
Embedded derivative - Modco reinsurance treaties	(24,187)	(9,817)	(105,362)	131,505	(68,026)
Other derivatives	50	(51)	(50)	33	(37)
Total realized gains (losses) - derivatives	$116	$(74,590)	$(156,749)	$53,654	$(123,274)

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments.

Realized investment gains (losses) - all other investments

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Modco trading portfolio(1)	$23,995	$8,377	$178,353	$(133,524)	$73,062

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship. The Company did not have any derivatives that qualified as a cash flow hedging relationships for the three and nine months ended September 30, 2016 (Successor Company) and for the three months ended September 30, 2015 (Successor Company).

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

The table below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	Successor Company
	As of September 30, 2016		As of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,640,000	$267,389	$1,435,000	$66,408
Embedded derivative - Modco reinsurance treaties	64,411	2,787	64,593	1,215
Embedded derivative - GMWB	2,646,039	67,264	3,769,601	95,614
Interest rate futures	796,694	2,256	282,373	1,537
Equity futures	45,261	556	262,485	1,275
Currency futures	321,917	4,735	226,936	2,499
Equity options	3,542,544	311,158	2,198,340	179,458
Interest rate swaptions	225,000	451	225,000	3,663
Other	212	123	242	347
	$9,282,078	$656,719	$8,464,570	$352,016
Other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$70,000	$1,658	$475,000	$16,579
Embedded derivative - Modco reinsurance treaties	2,455,121	254,285	2,473,427	178,362
Embedded derivative - GMWB	7,898,699	496,987	6,539,658	277,236
Embedded derivative - FIA	1,408,469	141,651	1,110,790	100,329
Embedded derivative - IUL	90,848	46,348	57,760	29,629
Interest rate futures	480,897	7,419	793,763	1,539
Equity futures	862,034	9,504	233,412	2,599
Currency futures	81,768	447	46,692	1,115
Equity options	2,202,799	110,712	1,205,204	22,167
	$15,550,635	$1,069,011	$12,935,706	$629,555

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

The tables below present the derivative instruments by assets and liabilities for the Company as of September 30, 2016 (Successor Company):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$586,545	$—	$586,545	$114,968	$299,819	$171,758
Total derivatives, subject to a master netting arrangement or similar arrangement	586,545	—	586,545	114,968	299,819	171,758
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,787	—	2,787	—	—	2,787
Embedded derivative - GMWB	67,264	—	67,264	—	—	67,264
Other	123	—	123	—	—	123
Total derivatives, not subject to a master netting arrangement or similar arrangement	70,174	—	70,174	—	—	70,174
Total derivatives	656,719	—	656,719	114,968	299,819	241,932
Total Assets	$656,719	$—	$656,719	$114,968	$299,819	$241,932

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$129,740	$—	$129,740	$114,968	$14,772	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	129,740	—	129,740	114,968	14,772	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	254,285	—	254,285	—	—	254,285
Embedded derivative - GMWB	496,987	—	496,987	—	—	496,987
Embedded derivative - FIA	141,651	—	141,651	—	—	141,651
Embedded derivative - IUL	46,348	—	46,348	—	—	46,348
Total derivatives, not subject to a master netting arrangement or similar arrangement	939,271	—	939,271	—	—	939,271
Total derivatives	1,069,011	—	1,069,011	114,968	14,772	939,271
Repurchase agreements(1)	219,457	—	219,457	—	—	219,457
Total Liabilities	$1,288,468	$—	$1,288,468	$114,968	$14,772	$1,158,728

(1)Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2015 (Successor Company):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$254,840	$—	$254,840	$42,382	$105,842	$106,616
Total derivatives, subject to a master netting arrangement or similar arrangement	254,840	—	254,840	42,382	105,842	106,616
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,215	—	1,215	—	—	1,215
Embedded derivative - GMWB	95,614	—	95,614	—	—	95,614
Other	347	—	347	—	—	347
Total derivatives, not subject to a master netting arrangement or similar arrangement	97,176	—	97,176	—	—	97,176
Total derivatives	352,016	—	352,016	42,382	105,842	203,792
Total Assets	$352,016	$—	$352,016	$42,382	$105,842	$203,792

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$43,999	$—	$43,999	$42,382	$1,617	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	43,999	—	43,999	42,382	1,617	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	178,362	—	178,362	—	—	178,362
Embedded derivative - GMWB	277,236	—	277,236	—	—	277,236
Embedded derivative - FIA	100,329	—	100,329	—	—	100,329
Embedded derivative - IUL	29,629	—	29,629	—	—	29,629
Total derivatives, not subject to a master netting arrangement or similar arrangement	585,556	—	585,556	—	—	585,556
Total derivatives	629,555	—	629,555	42,382	1,617	585,556
Repurchase agreements(1)	438,185	—	438,185	—	—	438,185
Total Liabilities	$1,067,740	$—	$1,067,740	$42,382	$1,617	$1,023,741

(1)Borrowings under repurchase agreements are for a term less than 90 days.

10.                               MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2016 (Successor Company), the Company’s mortgage loan holdings were approximately $5.9 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2016 (Successor Company), assuming the loans are called at their next call dates, approximately $28.1 million of principal would become due for the remainder of 2016, $972.7 million in 2017 through 2021, $235.0 million in 2022 through 2026, and $11.0 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), approximately $549.2 million and $449.2 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recognized $3.3 million, $15.8 million, $3.3 million, $8.4 million, and $0.1 million, respectively, of participating mortgage loan income.

As of September 30, 2016 (Successor Company), approximately $1.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the nine months ended September 30, 2016 (Successor Company), the Company did not enter into any mortgage loan transactions that would have been accounted for as troubled debt restructurings. If the Company had troubled debt restructurings, these transactions would include either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the nine months ended September 30, 2016 (Successor Company), the Company did not accept or agree to accept assets in satisfaction of principal. As of September 30, 2016 (Successor Company), the Company did not have any mortgage loan transactions accounted for as troubled debt restructurings.

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of September 30, 2016 (Successor Company), $1.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company foreclosed on $1.0 million of nonperforming loans not subject to a pooling and servicing agreement during the nine months ended September 30, 2016 (Successor Company).

As of September 30, 2016 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the nine months ended September 30, 2016 (Successor Company).

As of September 30, 2016 (Successor Company), the Company had an allowance for mortgage loan credit losses of $3.4 million and no allowance as of December 31, 2015 (Successor Company). Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	Successor Company		Predecessor Company
	As of September 30, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$—	$—	$5,720
Charge offs	(1,950)	(2,561)	(861)
Recoveries	—	(638)	(2,359)
Provision	5,396	3,199	—
Ending balance	$3,446	$—	$2,500

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

			Greater
Successor Company	30-59 Days	60-89 Days	than 90 Days	Total
As of September 30, 2016	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$2,894	$—	$—	$2,894
Number of delinquent commercial mortgage loans	2	—	—	2

As of December 31, 2015
Commercial mortgage loans	$6,002	$1,033	$—	$7,035
Number of delinquent commercial mortgage loans	6	1	—	7

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

		Unpaid		Average	Interest	Cash Basis
Successor Company	Recorded	Principal	Related	Recorded	Income	Interest
As of September 30, 2016	Investment	Balance	Allowance	Investment	Recognized	Income
(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	10,693	11,060	3,446	3,564	352	343

As of December 31, 2015
Commercial mortgage loans:
With no related allowance recorded	$1,694	$1,728	$—	$847	$104	$117
With an allowance recorded	—	—	—	—	—	—

     As of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring.

11.                             GOODWILL

As permitted by ASC Topic 805, Business Combinations, the Company measured its assets and liabilities at fair value on the date of the Merger, February 1, 2015. The purchase price in excess of the fair value of assets and liabilities of the Company resulted in the establishment of goodwill as of the date of the Merger. As of February 1, 2015 (Successor Company), the Company established an aggregate goodwill balance of $735.7 million. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. This reduction in Goodwill was applied to the Life Marketing segment's goodwill. The balance of goodwill associated with the Merger as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company) was $732.4 million. There has been no change in the goodwill during the nine months ended September 30, 2016 (Successor Company).

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

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2015, the Company performed its annual evaluation of goodwill based on information as of September 30, 2015 (Successor Company) and determined that no adjustment to impair goodwill was necessary. During the nine months ended September 30, 2016 (Successor Company), the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate. Accordingly, no impairment to the Company’s goodwill balance has been recorded.

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

Debt and subordinated debt securities are summarized as follows:

	Successor Company
	As of September 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line of Credit	$385,000	$485,000
6.40% Senior Notes (2007), due 2018 (outstanding principal: 2016 and 2015 - $150,000)	158,178	162,671
7.375% Senior Notes (2009), due 2019 (outstanding principal: 2016 and 2015 - $400,000)	459,339	473,127
8.45% Senior Notes (2009), due 2039 (outstanding principal: 2016 - $246,926; 2015 - $300,000)	382,767	468,008
	$1,385,284	$1,588,806
Subordinated debt securities (year of issue):
6.25% Subordinated Debentures (2012), due 2042, callable 2017 (outstanding principal: 2016 and 2015 - $287,500)	$291,482	$295,833
6.00% Subordinated Debentures (2012), due 2042, callable 2017 (outstanding principal: 2016 and 2015 - $150,000)	151,640	152,930
	$443,122	$448,763

During the nine months ended September 30, 2016 (Successor Company), the Company repurchased and subsequently extinguished $82.7 million (par value - $53.1 million) of the Company's 8.45% Senior Notes due 2039. These repurchases resulted in a $9.8 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company called and redeemed the entire $103.1 million of outstanding principal amount of the Company’s 6.125% Subordinated Debentures due 2034.

On February 2, 2015, the Company amended and restated the Credit Facility (the "Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company's Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon the Company's subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2016 (Successor Company). There was an outstanding balance of $385.0 million bearing interest at a rate of LIBOR plus 1.00% as of September 30, 2016 (Successor Company). As of June 30, 2016 (Successor Company), PLICO had used $30.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit on an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit was terminated during the period and no Letter of Credit was outstanding as of September 30, 2016 (Successor Company).

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and WCL, a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of September 30, 2016 (Successor Company), the aggregate principal balance of the Steel City Notes was $2.135 billion. In connection with this transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by the Company if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of September 30, 2016 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate had a $2.135 billion outstanding non-recourse funding obligation as of September 30, 2016 (Successor Company). This non-recourse funding obligation matures in 2034 and accrues interest at a fixed annual rate of 4.75%.

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

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and a wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of September 30, 2016 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of September 30, 2016 (Successor Company), securities related to $58.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $516.4 million of the non-recourse funding obligations were held by the Company and its affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of September 30, 2016 (Successor Company), no payments have been made under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $1.5 million have been collateralized by the Company. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.

During the nine months ended September 30, 2016 (Successor Company), the Company and its affiliates repurchased $86.3 million of its outstanding non-recourse funding obligations, at a discount. These repurchases did not result in a material gain or loss for the Company. During the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V, a Vermont special purpose financial insurance company, and Red Mountain, both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover

Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of September 30, 2016 (Successor Company), the principal balance of the Red Mountain note was $550 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $134.2 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of September 30, 2016 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $550 million outstanding non-recourse funding obligation as of September 30, 2016 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of September 30, 2016 (Successor Company), on a consolidated basis, are shown in the following table:

		Maturity	Year-to-Date Weighted-Avg
Issuer	Carrying Value(1)	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,135,000	2039	4.75%
Golden Gate II Captive Insurance Company (outstanding principal - $58,600)	49,958	2052	2.47%
Golden Gate V Vermont Captive Insurance Company(2)(3) (outstanding principal - $550,000)	613,447	2037	5.12%
MONY Life Insurance Company(3) (outstanding principal - $1,091)	2,481	2024	6.19%
Total	$2,800,886

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of the Company. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of PLICO.
(3) Fixed rate obligations

Letters of Credit

Golden Gate III Vermont Captive Insurance Company

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. The LOC balance reached its scheduled peak amount of $935 million in 2015 and remained at this level as of September 30, 2016 (Successor Company), pursuant to the terms of the Third

Amended and Restated Reimbursement Agreement. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non- recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of September 30, 2016 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance, in accordance with the terms of the Reimbursement Agreement, reached its scheduled peak amount of $790 million in the second quarter of 2016 and remained at this level as of September 30, 2016 (Successor Company). The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of September 30, 2016 (Successor Company), no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $224.8 million and the repurchase obligation of $219.5 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 43 basis points). During the nine months ended September 30, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $725.0 million. The average daily balance was $453.0 million (at an average borrowing rate of 41 basis points) during the nine months ended September 30, 2016 (Successor Company). As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in the Company's consolidated condensed balance sheets. During 2015, the maximum balance outstanding at any one point in time related to these programs was $912.7 million. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following table provides the amount of collateral pledged for repurchase agreements, grouped by asset class, as of September 30, 2016 (Successor Company):

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

Remaining Contractual Maturity of the Agreements
As of September 30, 2016 (Successor Company)
(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	224,767	—	—	—	224,767
Other asset-backed securities	—	—	—	—	—
Total borrowings	$224,767	$—	$—	$—	$224,767

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

A number of civil jury verdicts have been returned against insurers, broker-dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Public companies in general and the financial services and insurance industries in particular are also sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or regulatory actions or other actions resulting from such investigations. The Company, in the ordinary course of business, is involved in such matters.

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

Certain of the Company’s insurance subsidiaries, as well as certain other insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, the early stages of the audits being conducted, and, with respect to one block of life insurance policies that is co-insured by a subsidiary of the Company, uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with such policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits reasonably estimable.

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

Components of the net periodic benefit cost for the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) are as follows:

	Successor Company								Predecessor Company
	For The Three Months Ended September 30, 2016		For The Three Months Ended September 30, 2015		For The Nine Months Ended September 30, 2016		February 1, 2015 to September 30, 2015		January 1, 2015 to January 31, 2015
	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan
	(Dollars In Thousands)								(Dollars In Thousands)
Service cost — benefits earned during the period	$2,906	$311	$2,973	$333	$8,717	$1,102	$7,928	$888	$974	$95
Interest cost on projected benefit obligation	2,737	299	2,433	408	8,210	1,054	6,488	1,088	1,002	140
Expected return on plan assets	(3,605)	—	(3,642)	—	(10,816)	—	(9,712)	—	(1,293)	—
Amortization of prior service cost	—	—	—	—	—	—	—	—	(33)	1
Amortization of actuarial losses	—	64	—	—	—	114	—	—	668	138
Preliminary net periodic benefit cost	2,038	674	1,764	741	6,111	2,270	4,704	1,976	1,318	374
Settlement/curtailment expense	—	635	—	—	—	2,135	—	—	—	—
Total net periodic benefit cost	$2,038	$1,309	$1,764	$741	$6,111	$4,405	$4,704	$1,976	$1,318	$374

On May 5, 2016, the Board of Directors of Protective Life Corporation decided to convert the accrued benefit payable under the excess benefit plan as of March 31, 2016 to John D. Johns, the Company's Chairman and Chief Executive Officer, into a lump sum amount. On September 30, 2016, the lump sum amount was allocated to a book entry account that will be treated as though it were a deferral account under the Company’s deferred compensation plan for officers. Mr. Johns will continue to accrue benefits with respect to his continued service as an employee of the Company after March 31, 2016 in a manner that is consistent with the provisions of the excess benefit plan. The conversion event required the Company to re-measure the excess benefit plan as of May 31, 2016 and resulted in the recognition of $2.1 million in settlement expense during the nine months ended September 30, 2016 (Successor Company).

During the nine months ended September 30, 2016 (Successor Company), the Company contributed $1.9 million to its defined benefit pension plan for the 2015 plan year. The Company will make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

15.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2016 (Successor Company), December 31, 2015 (Successor Company), and January 31, 2015 (Predecessor Company).

Successor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2015	$(1,247,065)	$—	$5,931	$(1,241,134)
Other comprehensive income (loss) before reclassifications	1,220,796	—	(1,643)	1,219,153
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(198)	—	—	(198)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(11,219)	—	19	(11,200)
Net current-period other comprehensive income (loss)	1,209,379	—	(1,624)	1,207,755
Ending Balance, September 30, 2016	$(37,686)	$—	$4,307	$(33,379)

(1) See Reclassification table below for details.
(2) As of September 30, 2016 net unrealized losses reported in AOCI were offset by $47.3 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

The following tables summarize the reclassifications amounts out of AOCI for the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
Successor Company	Other Comprehensive	Affected Line Item in the
For The Three Months Ended September 30, 2016	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$1,665	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,308)	Net impairment losses recognized in earnings
	(1,643)	Total before tax
	575	Tax (expense) or benefit
	$(1,068)	Net of tax

Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(29)	Other operating expenses
Amortization of prior service credit/(cost)	—	Other operating expenses
Amortization of transition asset/(obligation)	—	Other operating expenses
	(29)	Total before tax
	10	Tax (expense) or benefit
	$(19)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
Successor Company	Other Comprehensive	Affected Line Item in the
For The Nine Months Ended September 30, 2016	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$24,152	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(6,892)	Net impairment losses recognized in earnings
	17,260	Total before tax
	(6,041)	Tax (expense) or benefit
	$11,219	Net of tax

Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(29)	Other operating expenses
Amortization of prior service credit/(cost)	—	Other operating expenses
Amortization of transition asset/(obligation)	—	Other operating expenses
	$(29)	Total before tax
	10	Tax (expense) or benefit
	$(19)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
Successor Company	Other Comprehensive	Affected Line Item in the
For The Three Months Ended September 30, 2015	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$(1,253)	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(10,064)	Net impairment losses recognized in earnings
	(11,317)	Total before tax
	3,961	Tax (expense) or benefit
	$(7,356)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
Successor Company	Other Comprehensive	Affected Line Item in the
February 1, 2015 to September 30, 2015	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(131)	Benefits and settlement expenses, net of reinsurance ceded
	(131)	Total before tax
	45	Tax (expense) or benefit
	$(86)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$2,480	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(15,798)	Net impairment losses recognized in earnings
	(13,318)	Total before tax
	4,661	Tax (expense) or benefit
	$(8,657)	Net of tax

(1) See Note 8, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated
Predecessor Company	Other Comprehensive	Affected Line Item in the
January 1, 2015 to January 31, 2015	Income (Loss)	Consolidated Condensed Statements of Income
	(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(36)	Benefits and settlement expenses, net of reinsurance ceded
	(36)	Total before tax
	13	Tax (expense) or benefit
	$(23)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$6,891	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(481)	Net impairment losses recognized in earnings
	6,410	Total before tax
	(2,244)	Tax (expense) or benefit
	$4,166	Net of tax
Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(808)	Other operating expenses
Amortization of prior service credit/(cost)	31	Other operating expenses
Amortization of transition asset/(obligation)	5	Other operating expenses
	(772)	Total before tax
	270	Tax (expense) or benefit
	$(502)	Net of tax

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below for the period of January 1, 2015 to January 31, 2015 (Predecessor Company):

Predecessor Company
January 1, 2015 to January 31, 2015
(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$1,509

Average shares issued and outstanding	79,343,253
Issuable under various deferred compensation plans	1,109,595
Weighted shares outstanding - basic	80,452,848
Per share:
Net income - basic	$0.02
Calculation of diluted earnings per share:
Net income	$1,509

Weighted shares outstanding - basic	80,452,848
Stock appreciation rights (“SARs”)	64,570
Issuable under various other stock-based compensation plans	935,382
Restricted stock units	306,487
Weighted shares outstanding - diluted	81,759,287
Per share:
Net income - diluted	$0.02

17.                               INCOME TAXES

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor Company		Predecessor Company
	As of September 30, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Balance, beginning of period	$13,138	$137,593	$193,244
Additions for tax positions of the current year	2,085	2,213	(5,010)
Additions for tax positions of prior years	1,031	1,811	7,724
Reductions of tax positions of prior years:
Changes in judgment	(687)	(16,416)	(58,365)
Settlements during the period	(5,747)	(112,063)	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$9,820	$13,138	$137,593

In 2012, the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS' Appeals Division. In October 2015, Appeals accepted the Company's earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company's 2008 through 2011 reported taxable income. The Company agreed to these adjustments. The resulting net adjustment to the Company's current income taxes for the years 2003 through 2011 will not materially affect the Company or its effective tax rate.

In July 2016, the IRS proposed favorable and unfavorable adjustments to the Company's 2012 and 2013 reported taxable income. The Company agreed to these adjustments. The resulting settlement paid in September 2016 did not materially impact the Company or its effective tax rate.

These agreements with the IRS are the primary cause for the reductions of unrecognized tax benefits shown in the chart above. The Company believes that in the next 12 months, none of the unrecognized tax benefits at September 30, 2016 will be reduced.

There was an income tax benefit of $4.9 million realized in the quarter ending September 30, 2016 related to the change in the estimate of the interest owed in these IRS examination years, compared to the amount previously accrued.

In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2013. Nevertheless, certain of these pre-2013 years have pending U.S. tax refunds. Due to their size, these refunds are being reviewed by Congress' Joint Committee on Taxation. Furthermore, due to the aforementioned IRS adjustments to the Company's pre-2013 taxable income, the Company is amending certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns. At this time, the Company believes that the Joint Committee's review of its U.S. tax refunds and the states' acceptance of its amending returns will be completed next year. The underlying statutes of limitations are expected to close in due course on or before December 31, 2017.

During the nine months ended September 30, 2016 (Successor Company), the Company entered into a reinsurance transaction, as discussed in Note 3, Reinsurance and Financing Transactions. This transaction is expected to generate an operating loss on the Company’s consolidated 2016 US income tax return. The Company has evaluated its ability to carry this loss back to receive refunds of previously-paid taxes, plus utilize the remaining loss in future years. The Company expects to receive refunds for substantially all of the US income taxes that it paid in 2014 and 2015, as well as fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2016.

The Company used its respective estimates of its annual 2016 and 2015 incomes in computing its effective income tax rates for the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company). The effective tax rates for the three and nine months ended September 30, 2016 (Successor Company), the three months September 30, 2015 (Successor Company) the period of February 1, 2015 to September 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) were 29.9%, 32.3%, 30.8%, 32.5%, and (27.7)%, respectively. The recorded tax benefit for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included the benefit associated with the re-measurement of the unrecognized tax benefits discussed above.

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

The Company's management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax operating income (loss) is the Company's measure of segment performance. Pre-tax operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GMWB embedded derivatives exclusive of the portion attributable to the economic cost of the GMWB,

•	actual GMWB incurred claims, and

•	the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.

These items are important to understanding the overall results of operations. Pre-tax operating income (loss) is not a substitute for net income (loss), and may not be comparable to similarly titled measures reported by other companies. The Company believes that pre-tax operating income (loss) enhances management's and the Board of Directors' understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.

In determining the components of the pre-tax operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions during the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following tables summarize financial information for the Company’s segments (Predecessor and Successor periods are not comparable):

	Successor Company				Predecessor Company
	For the Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Revenues
Life Marketing	$409,423	$388,768	$1,231,397	$1,040,066	$145,595
Acquisitions	391,017	352,141	1,269,672	974,915	139,761
Annuities	174,798	92,773	410,455	341,227	7,884
Stable Value Products	27,380	17,065	83,519	44,063	8,181
Asset Protection	69,306	68,949	201,041	182,656	21,953
Corporate and Other	51,722	40,897	170,876	118,754	17,535
Total revenues	$1,123,646	$960,593	$3,366,960	$2,701,681	$340,909
Pre-tax Operating Income (Loss)
Life Marketing	$(1,306)	$19,535	$36,957	$29,611	$(1,618)
Acquisitions	70,157	59,016	184,095	132,962	20,134
Annuities	53,666	46,003	164,196	133,377	13,164
Stable Value Products	14,700	12,785	44,326	28,249	4,529
Asset Protection	5,455	5,322	16,216	15,266	2,420
Corporate and Other	(29,774)	(8,854)	(60,231)	(16,850)	(10,144)
Pre-tax operating income	112,898	133,807	385,559	322,615	28,485
Realized investment (losses) gains - investments(1)	(688)	8,625	183,362	(150,014)	89,815
Realized investment (losses) gains - derivatives	20,869	(55,172)	(95,339)	104,396	(117,118)
Income before income tax	133,079	87,260	473,582	276,997	1,182
Income tax (expense) benefit	(39,785)	(26,853)	(152,820)	(89,889)	327
Net income	$93,294	$60,407	$320,762	$187,108	$1,509

All other investment gains (losses)	$20,844	$(4,716)	$187,771	$(147,843)	$80,672
Less: amortization related to DAC/VOBA and benefits and settlement expenses	21,532	(13,341)	4,409	2,171	(9,143)
Realized investment gains (losses) - investments	$(688)	$8,625	$183,362	$(150,014)	$89,815

Derivative financial instruments gains (losses)	$116	$(74,590)	$(156,749)	$53,654	$(123,274)
Less: VA GMWB economic cost	(20,753)	(19,418)	(61,410)	(50,742)	(6,156)
Realized investment gains (losses) - derivatives	$20,869	$(55,172)	$(95,339)	$104,396	$(117,118)

(1) Includes credit related other-than-temporary impairments of $3.3 million, $6.9 million, $10.1 million, $15.8 million, and $0.5 million for the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), for the period of February 1, 2015 to September 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

	Operating Segment Assets As of September 30, 2016 (Successor Company)
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,170,687	$19,986,370	$20,501,261	$3,283,420
Deferred policy acquisition costs and value of business acquired	1,155,759	82,803	634,820	5,919
Other intangibles	306,158	37,741	186,781	8,889
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,832,878	$20,121,438	$21,659,539	$3,412,041

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$973,552	$13,991,364	$72,906,654
Deferred policy acquisition costs and value of business acquired	30,612	—	1,909,913
Other intangibles	75,333	—	614,902
Goodwill	67,155	—	732,443
Total assets	$1,146,652	$13,991,364	$76,163,912

	Operating Segment Assets As of December 31, 2015 (Successor Company)
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,258,639	$19,879,988	$19,926,108	$2,006,263
Deferred policy acquisition costs and value of business acquired	1,119,515	(178,662)	578,742	2,357
Other intangibles	319,623	39,658	196,780	9,389
Goodwill	200,274	14,524	336,677	113,813
Total assets	$14,898,051	$19,755,508	$21,038,307	$2,131,822

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$897,326	$9,583,991	$65,552,315
Deferred policy acquisition costs and value of business acquired	36,856	—	1,558,808
Other intangibles	79,681	—	645,131
Goodwill	67,155	—	732,443
Total assets	$1,081,018	$9,583,991	$68,488,697

19.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to September 30, 2016 (Successor Company), and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

In August 2016, we reached an agreement through PLICO, to acquire USWC Holding Company and its affiliated operating subsidiaries ("USWC") via a stock purchase agreement (the "Acquisition"). The Acquisition is subject to receipt of standard regulatory approvals and satisfaction of customary closing conditions. USWC, whose primary operating subsidiary is United States Warranty Corp. currently markets vehicle service contracts, GAP coverage, and a suite of ancillary automotive maintenance and protection products nationwide. The Acquisition is expected to provide the combined entities with expanded market reach, enhanced product and operational capabilities, and higher collective growth potential.

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

•
the amount of statutory capital or risk-based capital that we have and the amount of statutory capital or risk-based capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of our control;

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

RESULTS OF OPERATIONS

Our management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax operating income (loss) is our measure of segment performance. Pre-tax operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GMWB embedded derivatives exclusive of the portion attributable to the economic cost of the GMWB,

•	actual GMWB incurred claims, and

•	the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.

These items are important to understanding the overall results of operations. Pre-tax operating income (loss) is not a substitute for net income (loss), and may not be comparable to similarly titled measures reported by other companies. Our belief is that pre-tax operating income (loss) enhances management's and the Board of Directors' understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.

In determining the components of the pre-tax operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

We periodically review and update as appropriate our key assumptions used to measure certain balances related to insurance products, including future mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, interest rates, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”. When referring to unlocking the reference is to changes in all balance sheet components amortized over estimated gross profits or revenues.

The following table presents a summary of results and reconciles pre-tax operating income (loss) to consolidated net income (Predecessor and Successor periods are not comparable):

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Pre-tax Operating Income (Loss)
Life Marketing	$(1,306)	$19,535	$36,957	$29,611	$(1,618)
Acquisitions	70,157	59,016	184,095	132,962	20,134
Annuities	53,666	46,003	164,196	133,377	13,164
Stable Value Products	14,700	12,785	44,326	28,249	4,529
Asset Protection	5,455	5,322	16,216	15,266	2,420
Corporate and Other	(29,774)	(8,854)	(60,231)	(16,850)	(10,144)
Pre-tax operating income	112,898	133,807	385,559	322,615	28,485
Realized investment gains (losses) - investments (1)	(688)	8,625	183,362	(150,014)	89,815
Realized investment gains (losses) - derivatives	20,869	(55,172)	(95,339)	104,396	(117,118)
Income before income tax	133,079	87,260	473,582	276,997	1,182
Income tax (expense) benefit	(39,785)	(26,853)	(152,820)	(89,889)	327
Net income	$93,294	$60,407	$320,762	$187,108	$1,509

All other investment gains (losses)	$20,844	$(4,716)	$187,771	$(147,843)	$80,672
Less: amortization related to DAC/VOBA and benefits and settlement expenses	21,532	(13,341)	4,409	2,171	(9,143)
Realized investment gains (losses) - investments	$(688)	$8,625	$183,362	$(150,014)	$89,815

Derivative financial instruments gains (losses)	$116	$(74,590)	$(156,749)	$53,654	$(123,274)
Less: VA GMWB economic cost	(20,753)	(19,418)	(61,410)	(50,742)	(6,156)
Realized investment gains (losses) - derivatives	$20,869	$(55,172)	$(95,339)	$104,396	$(117,118)

(1)  Includes credit related other-than-temporary impairments of $3.3 million, $6.9 million, $10.1 million, $15.8 million, and $0.5 million for the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), for the period of February 1, 2015 to September 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)

Net income was $93.3 million and pre-tax operating income was $112.9 million for the three months ended September 30, 2016.

We experienced net realized gains of $21.0 million for the three months ended September 30, 2016, which includes approximately $22.7 million of favorable unlocking. The gains realized were primarily related to net gains of $21.1 million of derivatives related to variable annuity contracts, $1.7 million of gains related to investment securities sale activity, and net gains of $8.8 million of derivatives related to IUL contracts. Partially offsetting these gains were $3.3 million of other-than-temporary impairment credit-related losses, net losses of $1.5 million related to other investment and derivative activity, $0.1 million of losses related to the net activity of the modified coinsurance portfolio, and net losses of $5.7 million of derivatives related to FIA contracts.

•
Life Marketing segment pre-tax operating loss was $ 1.3 million for the three months ended September 30, 2016, representing a decrease of $20.8 million from the three months ended September 30, 2015. The decrease was primarily due to the impact of prospective unlocking during the current quarter and unfavorable traditional mortality. The segment recorded an unfavorable $18.3 million of prospective unlocking for the three months ended September 30, 2016, as compared to an unfavorable $2.3 million of prospective unlocking for the three months ended September 30, 2015.

•
Acquisitions segment pre-tax operating income was $70.2 million for the three months ended September 30, 2016, an increase of $11.1 million as compared to the three months ended September 30, 2015, primarily due to the addition of the GLAIC reinsurance transaction completed on January 15, 2016. The GLAIC transaction added $16.7 million to pre-tax operating income for the three months ended September 30, 2016. For the three months ended September 30, 2016, the segment recorded favorable prospective unlocking of $1.2 million as compared to favorable $0.3 million of prospective unlocking for the three months ended September 30, 2015.

•
Annuities segment pre-tax operating income was $53.7 million for the three months ended September 30, 2016, as compared to $46.0 million for the three months ended September 30, 2015, an increase of $7.7 million, or 16.7%. This variance was primarily the result of lower credited interest and higher investment income offset by unfavorable single premium immediate annuities (“SPIA”) mortality. Segment results were positively impacted by $5.7 million of favorable unlocking for the three months ended September 30, 2016 as compared to $0.9 million of favorable unlocking for the three months ended September 30, 2015.

•
Stable Value Products segment pre-tax operating income was $14.7 million and increased $1.9 million, or 15.0%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase in operating earnings primarily resulted from increased average account values and other income offset by a decrease in participating mortgage income and lower operating spreads. Participating mortgage income for the three months ended September 30, 2016 was $1.3 million as compared to $1.8 million for the three months ended September 30, 2015. The adjusted operating spread, which excludes participating income and other income, decreased by 45 basis points for the three months ended September 30, 2016 over the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax operating income was $5.5 million, representing an increase of $0.1 million, or 2.5%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Service contract earnings increased $1.9 million primarily due to favorable loss ratios. Earnings from the guaranteed asset protection (“GAP”) product line decreased $1.4 million primarily resulting from higher losses. Credit insurance earnings decreased $0.4 million primarily due to higher losses.

•
The Corporate and Other segment pre-tax operating loss was $29.8 million for the three months ended September 30, 2016, as compared to an operating loss of $8.9 million for the three months ended September 30, 2015. The decrease was primarily due to a $20.6 million decrease in core net investment income.

For The Nine Months Ended September 30, 2016 (Successor Company)

Net income was $320.8 million and pre-tax operating income was $385.6 million for the nine months ended September 30, 2016.

We experienced net realized gains of $31.0 million for the nine months ended September 30, 2016, which includes approximately $22.7 million of favorable unlocking. The gains realized were primarily related to $72.9 million of gains related to the net activity of the modified coinsurance portfolio, $24.2 million of gains related to investment securities sale activity, and net gains of $8.1 million of derivatives related to IUL contracts. Partially offsetting these gains were $6.9 million of other-than-temporary impairment credit-related losses, net losses of $49.5 million of derivatives related to variable annuity contracts, net losses of $7.9 million loss related to other investment and derivative activity, and net losses of $9.9 million of derivatives related to FIA contracts.

•
Life Marketing segment pre-tax operating income was $37.0 million which consisted of universal life operating income of $39.0 million, traditional life operating income of $7.8 million, and an operating loss of $9.8 million in other lines.

•
Acquisitions segment pre-tax operating income was $184.1 million. This included expected runoff of the in-force blocks of business and $34.5 million in operating income associated with the GLAIC reinsurance transaction that was completed on January 15, 2016. In addition, the increase included a $0.9 million favorable variance related to prospective unlocking. For the nine months ended September 30, 2016, the segment recorded favorable prospective unlocking of $1.2 million.

•
Annuities segment pre-tax operating income was $164.2 million which included $95.5 million of variable annuity operating earnings, $82.3 million of fixed annuity operating earnings, and a $13.6 million loss in other annuity earnings. Segment results were positively impacted by $6.7 million of favorable unlocking and $6.3 million of favorable SPIA mortality.

•
Stable Value Products segment pre-tax operating income of $44.3 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $10.5 million and the adjusted operating spread, which excludes participating income and other income, was 178 basis points.

•
Asset Protection segment pre-tax operating income was $16.2 million which consisted of service contract earnings of $12.1 million, GAP product earnings of $2.3 million, and credit insurance earnings of $1.8 million.

•
The Corporate and Other segment’s $60.2 million pre-tax operating loss was primarily due to $232.9 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $151.7 million of investment income which represents income on assets supporting our equity capital and held-to-maturity notes, as well as a $9.8 million gain on the extinguishment of debt.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Net income was $187.1 million and pre-tax operating income was $322.6 million for the period of February 1, 2015 to September 30, 2015.

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

•
Life Marketing segment pre-tax operating income was $29.6 million which consisted of universal life operating income of $30.9 million, traditional life operating income of $8.8 million, and an operating loss of $10.1 million in other lines.

•	Acquisitions segment pre-tax operating income was $133.0 million. This included expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax operating income was $133.4 million which included $63.9 million of fixed annuity operating earnings, $80.5 million of variable annuity operating earnings, and a $11.0 million loss in other annuity earnings. The fixed annuity results were positively impacted by $1.8 million of favorable SPIA mortality. The segment recorded $1.3 million of favorable unlocking.

•
Stable Value Products segment pre-tax operating income of $28.2 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $3.5 million and the adjusted operating spread, which excludes participating income and other income, was 190 basis points.

•
Asset Protection segment pre-tax operating income was $15.3 million which consisted of service contract earnings of $8.2 million, GAP product earnings of $4.8 million, and credit insurance earnings of $2.3 million.

•
The Corporate and Other segment’s $16.9 million pre-tax operating loss was primarily due to $127.8 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $110.4 million of investment income which represents income on assets supporting our equity capital.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net income was $1.5 million and pre-tax operating income was $28.5 million for the period of January 1, 2015 to January 31, 2015.

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

•
Life Marketing segment pre-tax operating loss was $1.6 million. Included in that amount was a traditional life operating loss of $3.4 million, universal life earnings of $1.2 million, and operating earnings of $0.6 million in other lines.

•	Acquisitions segment pre-tax operating income was $20.1 million. This included expected runoff of the in force blocks of business.

•
Annuities segment pre-tax operating income was $13.2 million. Included in that amount was $2.8 million of unfavorable SPIA mortality results and $2.3 million of unfavorable unlocking, primarily related to the VA line of business.

•
Stable Value Products segment pre-tax operating income of $4.5 million was primarily due activity in average account values, operating spread, and participating mortgage income.  Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income and other income, was 276 basis points.

•
Asset Protection segment pre-tax operating income was $2.4 million which consisted of $1.3 million in service contract earnings, $0.9 million in GAP product earnings, and credit insurance earnings of $0.2 million.

•
The Corporate and Other segment’s $10.1 million pre-tax operating loss was primarily due to $20.5 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $10.7 million of investment income which represents income on assets supporting our equity capital.

Life Marketing

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$439,290	$415,673	$1,329,030	$1,099,068	$136,068
Reinsurance ceded	(198,301)	(175,652)	(586,182)	(455,331)	(51,142)
Net premiums and policy fees	240,989	240,021	742,848	643,737	84,926
Net investment income	132,359	121,602	392,266	320,413	47,460
Other income	27,146	31,713	84,018	80,786	12,810
Total operating revenues	400,494	393,336	1,219,132	1,044,936	145,196
Realized gains (losses) - investments	85	(4,762)	4,212	(6,944)	997
Realized gains (losses) - derivatives	8,844	194	8,053	2,074	(598)
Total revenues	409,423	388,768	1,231,397	1,040,066	145,595
BENEFITS AND EXPENSES
Benefits and settlement expenses	325,947	298,981	949,926	813,330	123,525
Amortization of DAC/VOBA	33,560	27,060	97,300	80,635	4,584
Other operating expenses	42,293	47,760	134,949	121,360	18,705
Operating benefits and settlement expenses	401,800	373,801	1,182,175	1,015,325	146,814
Amortization related to benefits and settlement expenses	6,122	120	4,282	1,639	(346)
Amortization of DAC/VOBA related to realized gains (losses) - investments	401	(264)	431	(223)	229
Total benefits and expenses	408,323	373,657	1,186,888	1,016,741	146,697
INCOME (LOSS) BEFORE INCOME TAX	1,100	15,111	44,509	23,325	(1,102)
Less: realized gains (losses)	8,929	(4,568)	12,265	(4,870)	399
Less: amortization related to benefits and settlement expenses	(6,122)	(120)	(4,282)	(1,639)	346
Less: related amortization of DAC/VOBA	(401)	264	(431)	223	(229)
PRE-TAX OPERATING INCOME (LOSS)	$(1,306)	$19,535	$36,957	$29,611	$(1,618)

The following table summarizes key data for the Life Marketing segment:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Sales By Product
Traditional life	$221	$226	$892	$437	$42
Universal life	40,871	40,272	122,148	103,618	11,473
BOLI	—	—	—	15	—
	$41,092	$40,498	$123,040	$104,070	$11,515
Sales By Distribution Channel
Traditional brokerage	$35,314	$33,549	$106,056	$86,340	$9,724
Institutional	4,026	5,412	12,041	13,680	1,472
Direct	1,752	1,537	4,943	4,050	319
	$41,092	$40,498	$123,040	$104,070	$11,515
Average Life Insurance In-force(1)
Traditional	$361,945,424	$380,319,124	$366,723,972	$384,496,436	$391,411,413
Universal life	215,270,993	176,507,856	204,771,980	167,136,110	153,317,720
	$577,216,417	$556,826,980	$571,495,952	$551,632,546	$544,729,133
Average Account Values
Universal life	$7,443,908	$7,317,345	$7,415,471	$7,290,874	$7,250,973
Variable universal life	620,071	581,420	604,555	582,183	574,257
	$8,063,979	$7,898,765	$8,020,026	$7,873,057	$7,825,230

(1) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Insurance companies:
First year commissions	$46,558	$45,677	$142,913	$117,109	$14,109
Renewal commissions	9,645	8,335	27,713	21,732	2,513
First year ceding allowances	(875)	(831)	(2,663)	(2,267)	(49)
Renewal ceding allowances	(39,160)	(39,316)	(117,716)	(107,457)	(12,364)
General & administrative	50,087	52,506	156,022	137,269	17,467
Taxes, licenses, and fees	8,316	7,675	23,981	20,585	2,508
Other operating expenses incurred	74,571	74,046	230,250	186,971	24,184
Less: commissions, allowances & expenses capitalized	(60,266)	(56,078)	(179,315)	(143,953)	(17,059)
Other insurance company operating expenses	14,305	17,968	50,935	43,018	7,125
Marketing companies:
Commissions	19,851	21,493	60,132	56,933	8,233
Other operating expenses	8,137	8,299	23,882	21,409	3,347
Other marketing company operating expenses	27,988	29,792	84,014	78,342	11,580
Other operating expenses	$42,293	$47,760	$134,949	$121,360	$18,705

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)

Pre-tax operating income (loss)

Pre-tax operating loss was $1.3 million for the three months ended September 30, 2016, representing a decrease of $20.8 million from the three months ended September 30, 2015. The decrease was primarily due to the impact of prospective unlocking during the current quarter and unfavorable traditional mortality. The segment recorded an unfavorable $18.3 million of prospective unlocking for the three months ended September 30, 2016, as compared to an unfavorable $2.3 million of prospective unlocking for the three months ended September 30, 2015.

Operating revenues

Total operating revenues for the three months ended September 30, 2016, increased $7.2 million, or 1.8%, as compared to the three months ended September 30, 2015. This increase was driven by higher investment income due to increases in net in-force reserves and yields.

Net premiums and policy fees

Net premiums and policy fees increased by $1.0 million, or 0.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to an increase in policy fees associated with continued growth in universal life business. This increase is almost entirely offset by a decrease in traditional life premiums.

Net investment income

Net investment income in the segment increased $10.8 million, or 8.8%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Of the increase in net investment income, $5.8 million was the result of an increase in universal life due to higher yields and universal life reserves. Traditional life investment income increased $2.8 million primarily due to lower funding costs and higher yields.

Other income

Other income decreased $4.6 million, or 14.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to lower revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefits and settlement expenses increased by $27.0 million, or 9.0%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due mostly to the impact of prospective unlocking and an increase in reserves and claims from growth in retained universal life insurance in-force, partly offset by a decrease in traditional reserves. For the three months ended September 30, 2016, universal life and BOLI prospective unlocking increased policy benefits and settlement expenses $20.5 million, as compared to an increase of $3.3 million for the three months ended September 30, 2015. Unlocking in 2016 was largely driven by assumption changes to reinsurance and yields. Assumption changes to lapses and yields contributed to the unlocking in 2015.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $6.5 million, or 24.0%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to higher VOBA amortization in traditional business as a result of higher lapses, partially offset by the impact of prospective unlocking. For the three months ended September 30, 2016, universal life and BOLI prospective unlocking decreased amortization $2.2 million, as compared to a decrease of $1.1 million for the three months ended September 30, 2015.

Other operating expenses

Other operating expenses decreased $5.5 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease reflects lower new business acquisition costs after capitalization, lower marketing company expenses of $1.8 million, and lower general and administrative expenses of $2.4 million. These decreases were largely offset by higher renewal commissions of $1.3 million along with an increase in taxes, license and fees of $0.6 million.

Sales

Sales for the segment increased $0.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Universal life sales increased $0.6 million primarily due to an expansion in distribution partners and focused efforts with existing partners.

For The Nine Months Ended September 30, 2016 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $37.0 million which consisted of universal life operating income of $39.0 million, traditional life operating income of $7.8 million, and an operating loss of $9.8 million in other lines.

Net premiums and policy fees

Net premiums and policy fees were $742.8 million for the nine months ended September 30, 2016. Included in this amount are traditional life net premiums of $307.4 million and universal life policy fees of $434.5 million.

Net investment income

Net investment income was $392.3 million for the nine months ended September 30, 2016. Included in this amount is traditional life net investment income of $58.0 million and universal life investment income of $322.7 million.

Other income

Other income was $84.0 million for the nine months ended September 30, 2016. This amount is primarily comprised of revenue in the segment’s non-insurance operations.

Benefits and settlement expenses

Benefit and settlement expenses were $949.9 million for the nine months ended September 30, 2016. This amount includes traditional life benefit and settlement expenses of $247.6 million and universal life benefit and settlement expenses of $702.9 million, including $233.9 million of interest on funds for universal life policies. For the nine months ended September 30, 2016, universal life and BOLI prospective unlocking increased policy benefits and settlement expenses $20.5 million and was largely driven by assumption changes to yields and reinsurance.

Amortization of DAC and VOBA

DAC and VOBA amortization was $97.3 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, universal life and BOLI prospective unlocking decreased amortization $2.2 million.

Other operating expenses

Other operating expenses were $134.9 million for the nine months ended September 30, 2016. Other operating expenses for the insurance companies reflect commissions of $170.6 million, general and administrative expenses of $156.0 million, and taxes, licenses, and fees of $24.0 million, partly offset by ceding allowances of $120.4 million and capitalization of $179.3 million. Marketing company expenses were $84.0 million for the nine months ended September 30, 2016.

Sales

Sales for the segment were $123.0 million for the nine months ended September 30, 2016, comprised primarily of universal life sales.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Pre-tax operating income

Segment pre-tax operating income was $29.6 million which consisted of universal life operating income of $30.9 million, traditional life operating income of $8.8 million, and an operating loss of $10.1 million in other lines.

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

 For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Pre-tax operating income (loss)

Pre-tax operating loss was $1.6 million. Included in that amount was a traditional life operating loss of $3.4 million, universal life earnings of $1.2 million, and operating earnings of $0.6 million in other lines.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(198,301)	$(175,652)	$(586,182)	$(455,331)	$(51,142)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(180,232)	(152,744)	(555,964)	(403,470)	(58,501)
Amortization of DAC/VOBA	(1,230)	(1,662)	(4,610)	(3,845)	(3,766)
Other operating expenses (1)	(38,149)	(37,953)	(114,260)	(104,057)	(11,728)
Total benefits and expenses	(219,611)	(192,359)	(674,834)	(511,372)	(73,995)

NET IMPACT OF REINSURANCE	$21,310	$16,707	$88,652	$56,041	$22,853

Allowances received	$(40,035)	$(40,148)	$(120,379)	$(109,724)	$(12,413)
Less: Amount deferred	1,886	2,195	6,119	5,667	685
Allowances recognized (ceded other operating expenses)(1)	$(38,149)	$(37,953)	$(114,260)	$(104,057)	$(11,728)

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

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)

The higher ceded premium and policy fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was caused primarily by higher ceded traditional life premiums of $18.2 million and higher universal life policy fees of $5.3 million. Ceded traditional life premiums for the three months ended September 30, 2016, increased from the three months ended September 30, 2015, primarily due to post level activity.

Ceded benefits and settlement expenses were higher for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to higher universal life ceded claims, partially offset by net decreases in ceded reserves. Traditional ceded benefits increased $5.5 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to an increase in post level ceded reserves, partially offset by lower ceded death benefits. Universal life ceded benefits increased $22.0 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to an increase in ceded claims, partially offset by a decrease in ceded reserves. Ceded universal life claims were $33.9 million higher for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Ceded amortization of DAC and VOBA decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Nine Months Ended September 30, 2016 (Successor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $274.3 million and universal life premiums of $310.6 million.

Ceded benefits and settlement expenses were $556.0 million for the nine months ended September 30, 2016. This amount is driven by ceded claims. Traditional life ceded benefits activity of $290.2 million was due to ceded death benefits, slightly offset by ceded reserves. Universal life ceded benefits of $266.8 million were largely comprised of $277.9 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $4.6 million for the nine months ended September 30, 2016.

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

Acquisitions

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$280,598	$269,715	$877,215	$742,187	$88,855
Reinsurance ceded	(81,457)	(91,358)	(259,284)	(236,076)	(26,512)
Net premiums and policy fees	199,141	178,357	617,931	506,111	62,343
Net investment income	190,890	175,928	567,559	465,435	71,088
Other income	2,771	2,218	8,223	7,582	1,240
Total operating revenues	392,802	356,503	1,193,713	979,128	134,671
Realized gains (losses) - investments	22,825	4,575	182,428	(136,049)	73,601
Realized gains (losses) - derivatives	(24,610)	(8,937)	(106,469)	131,836	(68,511)
Total revenues	391,017	352,141	1,269,672	974,915	139,761
BENEFITS AND EXPENSES
Benefits and settlement expenses	293,616	274,470	913,344	780,653	100,693
Amortization of VOBA	(836)	(967)	8,256	(129)	4,803
Other operating expenses	29,865	23,984	88,018	65,642	9,041
Operating benefits and expenses	322,645	297,487	1,009,618	846,166	114,537
Amortization related to benefits and settlement expenses	2,807	2,752	8,495	10,020	1,233
Amortization of VOBA related to realized gains (losses) - investments	(44)	(2)	(40)	(30)	230
Total benefits and expenses	325,408	300,237	1,018,073	856,156	116,000
INCOME (LOSS) BEFORE INCOME TAX	65,609	51,904	251,599	118,759	23,761
Less: realized gains (losses)	(1,785)	(4,362)	75,959	(4,213)	5,090
Less: amortization related to benefits and settlement expenses	(2,807)	(2,752)	(8,495)	(10,020)	(1,233)
Less: related amortization of VOBA	44	2	40	30	(230)
PRE-TAX OPERATING INCOME	$70,157	$59,016	$184,095	$132,962	$20,134

The following table summarizes key data for the Acquisitions segment:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$241,585,970	$173,787,595	$231,957,799	$176,933,932	$182,177,575
Universal life	29,401,602	31,683,397	29,863,714	32,356,826	33,413,557
	$270,987,572	$205,470,992	$261,821,513	$209,290,758	$215,591,132
Average Account Values
Universal life	$4,253,363	$4,392,446	$4,279,809	$4,446,460	$4,486,843
Fixed annuity(2)	3,550,366	3,624,609	3,567,036	3,657,960	3,712,578
Variable annuity	1,174,310	1,289,074	1,185,166	1,360,950	1,396,587
	$8,978,039	$9,306,129	$9,032,011	$9,465,370	$9,596,008
Interest Spread - UL & Fixed Annuities
Net investment income yield	4.42%	4.37%	4.43%	4.34%	5.73%
Interest credited to policyholders	3.97%	4.06%	4.00%	4.05%	4.05%
Interest spread(3)	0.45%	0.31%	0.43%	0.29%	1.68%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $70.2 million for the three months ended September 30, 2016, an increase of $11.1 million as compared to the three months ended September 30, 2015, primarily due to the addition of the GLAIC reinsurance transaction completed on January 15, 2016. The GLAIC transaction added $16.7 million to pre-tax operating income for the three months ended September 30, 2016. For the three months ended September 30, 2016, the segment recorded favorable prospective unlocking of $1.2 million as compared to favorable $0.3 million of prospective unlocking for the three months ended September 30, 2015.

Operating revenues

Net premiums and policy fees increased $20.8 million, or 11.7%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to the premiums associated with the GLAIC reinsurance transaction more than offsetting expected runoff related to other blocks of business. Net investment income increased $15.0 million, or 8.5%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to the $14.1 million impact of the GLAIC reinsurance transaction.

Total benefits and expenses

Total benefits and expenses increased $25.2 million, or 8.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was primarily due to the GLAIC reinsurance transaction, which increased operating benefits and expenses $29.4 million. This was partly offset by expected runoff of the in-force business.

For The Nine Months Ended September 30, 2016 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $184.1 million. This included expected runoff of the in-force blocks of business and $34.5 million in operating income associated with the GLAIC reinsurance transaction that was completed on January 15, 2016. In addition, the increase included a $0.9 million favorable variance related to prospective unlocking. For the nine months ended September 30, 2016, the segment recorded favorable prospective unlocking of $1.2 million.

Operating revenues

Operating revenues for the segment were $1.2 billion and included net premiums and policy fees of $617.9 million, net investment income of $567.6 million, and other income of $8.2 million. The segment experienced expected runoff in the current period.

Operating revenues from the GLAIC transaction were $140.9 million and included net premiums and policy fees of $98.0 million and net investment income of $42.9 million.

     Total benefits and expenses

Total benefits and expenses were $1.0 billion. Operating benefits and expenses of $1.0 billion included benefits and settlement expenses of $913.3 million, amortization of VOBA of $8.3 million, and other operating expenses of $88.0 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $8.5 million to total benefits and expenses.

Total benefits and expenses from the GLAIC transaction were $106.4 million. Operating benefits and expenses included benefits and settlement expenses of $84.6 million, amortization of VOBA of $8.6 million, and other operating expenses of $13.3 million from this transaction.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $133.0 million. This included expected runoff of the in-force blocks of business.

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

 For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Pre-tax operating income

Pre-tax operating income was $20.1 million. This included expected runoff of the in-force blocks of business.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(81,457)	$(91,358)	$(259,284)	$(236,076)	$(26,512)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(65,188)	(82,259)	(199,412)	(204,324)	(25,832)
Amortization of value of business acquired	(130)	(84)	(325)	(168)	(233)
Other operating expenses	(10,389)	(11,491)	(32,379)	(31,088)	(3,647)
Total benefits and expenses	(75,707)	(93,834)	(232,116)	(235,580)	(29,712)

NET IMPACT OF REINSURANCE (1)	$(5,750)	$2,476	$(27,168)	$(496)	$3,200

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

The net impact of reinsurance is less favorable by $8.2 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to lower ceded claims. In the three months ended September 30, 2016, ceded revenues decreased by $9.9 million, while ceded benefits and expenses decreased by $18.1 million primarily due to lower claims.

The net impact of reinsurance activity for the nine months ended September 30, 2016 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

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

Annuities

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$37,560	$37,836	$109,570	$101,055	$12,473
Reinsurance ceded	—	—	—	—	—
Net premiums and policy fees	37,560	37,836	109,570	101,055	12,473
Net investment income	83,041	80,443	242,464	214,228	37,189
Realized gains (losses) - derivatives	(20,753)	(19,418)	(61,410)	(50,742)	(6,156)
Other income	42,443	41,104	121,154	109,627	12,980
Total operating revenues	142,291	139,965	411,778	374,168	56,486
Realized gains (losses) - investments	(3,655)	(1,694)	(3,344)	(3,726)	(145)
Realized gains (losses) - derivatives, net of economic cost	36,162	(45,498)	2,021	(29,215)	(48,457)
Total revenues	174,798	92,773	410,455	341,227	7,884
BENEFITS AND EXPENSES
Benefits and settlement expenses	60,206	67,033	159,146	163,387	27,485
Amortization of DAC and VOBA	(6,913)	(7,472)	(15,211)	(13,196)	5,911
Other operating expenses	35,332	34,401	103,647	90,600	9,926
Operating benefits and expenses	88,625	93,962	247,582	240,791	43,322
Amortization related to benefits and settlement expenses	220	(22)	3,190	(1,371)	3,128
Amortization of DAC/VOBA related to realized gains (losses) - investments	12,026	(15,925)	(11,949)	(7,864)	(13,617)
Total benefits and expenses	100,871	78,015	238,823	231,556	32,833
INCOME (LOSS) BEFORE INCOME TAX	73,927	14,758	171,632	109,671	(24,949)
Less: realized gains (losses) - investments	(3,655)	(1,694)	(3,344)	(3,726)	(145)
Less: realized gains (losses) - derivatives, net of economic cost	36,162	(45,498)	2,021	(29,215)	(48,457)
Less: amortization related to benefits and settlement expenses	(220)	22	(3,190)	1,371	(3,128)
Less: related amortization of DAC/VOBA	(12,026)	15,925	11,949	7,864	13,617
PRE-TAX OPERATING INCOME	$53,666	$46,003	$164,196	$133,377	$13,164

The following tables summarize key data for the Annuities segment:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Sales
Fixed annuity	$180,889	$174,864	$561,425	$328,470	$28,335
Variable annuity	154,731	311,336	479,828	857,042	59,115
	$335,620	$486,200	$1,041,253	$1,185,512	$87,450
Average Account Values
Fixed annuity(1)	$8,162,296	$8,263,278	$8,202,283	$8,239,829	$8,171,438
Variable annuity	12,534,520	12,450,917	12,261,077	12,556,869	12,365,217
	$20,696,816	$20,714,195	$20,463,360	$20,796,698	$20,536,655
Interest Spread - Fixed Annuities(2)
Net investment income yield	3.76%	3.68%	3.69%	3.68%	5.22%
Interest credited to policyholders	2.66	2.88	2.67	2.89	3.17
Interest spread	1.10%	0.80%	1.02%	0.79%	2.05%

(1) Includes general account balances held within VA products.
(2) Interest spread on average general account values.

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(7,002)	$12,140	$62,065	$(2,091)	$1,413
Equity futures - VA	(41,836)	40,951	(66,392)	3,215	9,221
Currency futures - VA	934	4,000	5,888	1,428	7,778
Equity options - VA	(36,482)	33,519	(23,410)	8,195	3,047
Interest rate swaptions - VA	(229)	(3,618)	(3,212)	(12,399)	9,268
Interest rate swaps - VA	14,737	101,808	221,884	(74,150)	122,710
Embedded derivative - GMWB(1)	90,954	(253,630)	(246,299)	(7,713)	(207,018)
Total derivatives related to VA contracts	21,076	(64,830)	(49,476)	(83,515)	(53,581)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(14,486)	11,328	(15,938)	9,035	1,769
Equity futures - FIA	2,236	709	4,269	1,016	(184)
Volatility futures - FIA	—	(24)	—	6	—
Equity options - FIA	6,583	(12,099)	1,756	(6,499)	(2,617)
Total derivatives related to FIA contracts	(5,667)	(86)	(9,913)	3,558	(1,032)
VA GMWB economic cost(2)	20,753	19,418	61,410	50,742	6,156
Realized gains (losses) - derivatives, net of economic cost	$36,162	$(45,498)	$2,021	$(29,215)	$(48,457)

(1)   Includes impact of nonperformance risk of $(4.4) million, $29.6 million, $21.9 million, $21.4 million, and $11.8 million for the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), for the period of February 1, 2015 to September 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.
(2)   Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor Company
	As of September 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$150,607	$266,950
GMDB Reserves	32,922	33,141
GMWB and GMAB Reserves	429,723	181,622
Account value subject to GMWB rider	9,466,240	9,306,644
GMWB Benefit Base	10,540,731	10,304,939
GMAB Benefit Base	4,007	4,323
S&P 500® Index	2,168	2,044

(1) Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $53.7 million for the three months ended September 30, 2016, as compared to $46.0 million for the three months ended September 30, 2015, an increase of $7.7 million, or 16.7%. This variance was primarily the result of lower credited interest and higher investment income offset by unfavorable SPIA mortality. Segment results were positively impacted by $5.7 million of favorable unlocking for the three months ended September 30, 2016 as compared to $0.9 million of favorable unlocking for the three months ended September 30, 2015.

Operating revenues

Segment operating revenues increased $2.3 million, or 1.7%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to increases in investment income and higher policy fees and other income from the VA line of business. Those increases were partially offset by higher GMWB economic cost in the VA line of business. Average fixed account balances decreased 1.2% and average variable account balances increased 0.7% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Benefits and settlement expenses

Benefits and settlement expenses decreased $6.8 million, or 10.2%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease was primarily the result of lower credited interest and a favorable change in guaranteed benefit reserves. Partially offsetting these favorable changes was an unfavorable change in SPIA mortality results of $2.0 million. Included in benefits and settlement expenses was $0.9 million of unfavorable unlocking for the three months ended September 30, 2016 as compared to $1.9 million of unfavorable unlocking for the three months ended September 30, 2015.

Amortization of DAC and VOBA

DAC and VOBA amortization unfavorably changed by $0.6 million, or 7.5%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The unfavorable changes in normal DAC and VOBA amortization were offset by a favorable change in unlocking. DAC and VOBA unlocking for the three months ended September 30, 2016 was $6.6 million favorable as compared to $2.9 million favorable for the three months ended September 30, 2015.

Other operating expenses

Other operating expenses increased $0.9 million, or 2.7%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Increases in non-deferred acquisition expenses were offset by lower non-deferred maintenance and overhead expense.

Sales

Total sales decreased $150.6 million, or 31.0%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Sales of variable annuities decreased $156.6 million, or 50.3% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 primarily due to disruptions in the broader market driven by the proposed DOL rule changes. Sales of fixed annuities increased by $6.0 million, or 3.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, driven by an increase in FIA sales.

For The Nine Months Ended September 30, 2016 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $164.2 million which included $95.5 million of variable annuity operating earnings, $82.3 million of fixed annuity operating earnings, and a $13.6 million loss in other annuity earnings. Segment results were positively impacted by $6.7 million of favorable unlocking and $6.3 million of favorable SPIA mortality.

Operating revenues

Segment operating revenues were $411.8 million for the nine months ended September 30, 2016. Operating revenue consisted of $242.5 million of net investment income, $109.6 million of policy fees, $121.2 million of other income, and $61.4 million of losses related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $159.1 million for the nine months ended September 30, 2016. Included in that amount was $6.3 million of favorable SPIA mortality results and $0.1 million of unfavorable unlocking.

Amortization of DAC and VOBA

DAC and VOBA amortization was $15.2 million favorable for the nine months ended September 30, 2016 due to negative VOBA assigned to some of the products within the segment. There was $6.8 million of favorable unlocking recorded by the segment during the nine months ended September 30, 2016.

Other operating expenses

Other operating expenses were $103.6 million for the nine months ended September 30, 2016. Operating expenses consisted of $28.0 million in acquisition expenses, $38.5 million in maintenance and overhead expenses, and $37.2 million in commission expenses.

Sales

Total sales were $1.0 billion for the nine months ended September 30, 2016. Fixed annuity sales were $561.4 million and variable annuity sales were $479.8 million.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $133.4 million for the period of February 1, 2015 to September 30, 2015, which included $63.9 million in fixed annuity operating earnings, $80.5 million in variable annuity operating earnings, and a $11.0 million loss in other annuity earnings. The fixed annuity results were positively impacted by $1.8 million of favorable SPIA mortality. The segment recorded $1.3 million of favorable unlocking.

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

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Pre-tax operating income

Pre-tax operating income was $13.2 million. Included in that amount was $2.8 million of unfavorable SPIA mortality results and $2.3 million of unfavorable unlocking, primarily related to the VA line of business.

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

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Net investment income	$27,033	$17,080	$76,008	$42,824	$6,888
Other income	176	—	176	133	—
Total operating revenues	27,209	17,080	76,184	42,957	6,888
Realized gains (losses)	171	(15)	7,335	1,106	1,293
Total revenues	27,380	17,065	83,519	44,063	8,181
BENEFITS AND EXPENSES
Benefits and settlement expenses	11,413	3,188	29,133	12,794	2,255
Amortization of deferred policy acquisition costs	359	—	713	—	25
Other operating expenses	737	1,107	2,012	1,914	79
Total benefits and expenses	12,509	4,295	31,858	14,708	2,359
INCOME BEFORE INCOME TAX	14,871	12,770	51,661	29,355	5,822
Less: realized gains (losses)	171	(15)	7,335	1,106	1,293
PRE-TAX OPERATING INCOME	$14,700	$12,785	$44,326	$28,249	$4,529

The following table summarizes key data for the Stable Value Products segment:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Sales
GIC	$4,800	$6,800	$61,800	$112,700	$—
GFA - Direct Institutional	650,000	150,000	1,550,000	300,000	—
	$654,800	$156,800	$1,611,800	$412,700	$—

Average Account Values	$2,928,148	$1,952,113	$2,524,249	$1,921,035	$1,932,722
Ending Account Values	$3,412,041	$1,914,093	$3,412,041	$1,914,093	$1,911,751

Operating Spread
Net investment income yield	3.71%	3.53%	4.08%	3.38%	4.28%
Other income yield	0.02	—	0.01	0.01	—
Interest credited	1.56	0.66	1.55	1.04	1.40
Operating expenses	0.15	0.23	0.14	0.15	0.07
Operating spread	2.02%	2.64%	2.40%	2.20%	2.81%

Adjusted operating spread (1)	1.82%	2.27%	1.78%	1.90%	2.76%

(1) Excludes participating mortgage loan income and other income.

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)
Pre-tax operating income

Pre-tax operating income was $14.7 million and increased $1.9 million, or 15.0%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase in operating earnings primarily resulted from increased average account values and other income offset by a decrease in participating mortgage income and lower operating spreads. Participating mortgage income for the three months ended September 30, 2016 was $1.3 million as compared to $1.8 million for the three months ended September 30, 2015. The adjusted operating spread, which excludes participating income and other income, decreased by 45 basis points for the three months ended September 30, 2016 over the prior year, due primarily to an increase in credited interest.

For The Nine Months Ended September 30, 2016 (Successor Company)

Pre-tax operating income

Pre-tax operating income of $44.3 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $10.5 million and the adjusted operating spread, which excludes participating income and other income, was 178 basis points.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Pre-tax operating income

Pre-tax operating income of $28.2 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $3.5 million and the adjusted operating spread, which excludes participating income and other income, was 190 basis points.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Pre-tax operating income

Pre-tax operating income of $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income and other income, was 276 basis points.

Asset Protection

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$73,696	$70,762	$218,866	$186,338	$23,127
Reinsurance ceded	(42,411)	(39,644)	(123,494)	(101,875)	(12,302)
Net premiums and policy fees	31,285	31,118	95,372	84,463	10,825
Net investment income	5,568	4,779	16,275	12,435	1,878
Other income	32,453	33,052	89,394	85,758	9,250
Total operating revenues	69,306	68,949	201,041	182,656	21,953
BENEFITS AND EXPENSES
Benefits and settlement expenses	27,316	25,577	79,597	66,287	7,592
Amortization of DAC and VOBA	4,839	6,292	15,399	17,494	1,820
Other operating expenses	31,696	31,758	89,829	83,609	10,121
Total benefits and expenses	63,851	63,627	184,825	167,390	19,533
INCOME BEFORE INCOME TAX	5,455	5,322	16,216	15,266	2,420
PRE-TAX OPERATING INCOME	$5,455	$5,322	$16,216	$15,266	$2,420

The following table summarizes key data for the Asset Protection segment:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Sales
Credit insurance	$5,444	$6,755	$16,975	$17,964	$2,088
Service contracts	103,838	108,170	287,882	280,138	28,835
GAP	27,413	24,605	79,508	63,553	6,318
	$136,695	$139,530	$384,365	$361,655	$37,241
Loss Ratios(1)
Credit insurance	33.5%	18.2%	32.9%	28.6%	27.9%
Service contracts	84.9	92.9	79.7	86.8	82.4
GAP	106.6	83.1	105.4	79.2	56.6

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $5.5 million, representing an increase of $0.1 million, or 2.5%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Service contract earnings increased $1.9 million primarily due to favorable loss ratios. Earnings from the GAP product line decreased $1.4 million primarily resulting from higher losses. Credit insurance earnings decreased $0.4 million primarily due to higher losses.

Net premiums and policy fees

Net premiums and policy fees increased $0.2 million, or 0.5%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. GAP premiums increased $2.7 million primarily due to higher volume. Service contract premiums decreased $2.3 million primarily due to higher ceded premiums. Credit insurance premiums decreased $0.2 million as a result of lower sales.

Other income

Other income decreased $0.6 million, or 1.8%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 primarily due to lower sales volume in the service contract line.

Benefits and settlement expenses

Benefits and settlement expenses increased $1.7 million, or 6.8%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. GAP claims increased $4.8 million due to a higher loss ratio and increased volume. Credit insurance claims increased $0.4 million due to a higher loss ratio. The increases were partially offset by a decrease in service contract claims of $3.5 million due primarily to lower loss ratios and lower volume.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA was $1.5 million, or 23.1%, lower for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to decreased amortization of VOBA in the GAP product line due to runoff of in-force VOBA and lower volume in the credit product line. Other operating expenses were $0.1 million, or 0.2%, lower for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Sales

Total segment sales decreased $2.8 million, or 2.0%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Service contract sales decreased $4.3 million. Credit insurance sales decreased $1.3 million due to decreasing demand for the product. The decreases were partially offset by an increase in GAP sales of $2.8 million.

For The Nine Months Ended September 30, 2016 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $16.2 million which consisted of service contract earnings of $12.1 million, GAP product earnings of $2.3 million, and credit insurance earnings of $1.8 million.

Net premiums and policy fees

Net premiums and policy fees were $95.4 million which consisted of service contract premiums of $54.0 million, GAP premiums of $31.7 million, and credit insurance premiums of $9.7 million.

Other income

Other income activity consisted of $74.3 million from the service contract line, $15.0 million from the GAP product line, and $0.1 million from the credit line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $43.0 million in service contract claims, $33.4 million in GAP claims, and $3.2 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $9.6 million in the credit insurance line, $5.2 million in the GAP line, and $0.6 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $89.8 million including activity in all product lines.

Sales

Total segment sales consisted of $287.9 million in the service contract line, $79.5 million in the GAP product line, and credit insurance sales of $17.0 million.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Pre-tax operating income

Pre-tax operating income was $15.3 million which consisted of service contract earnings of $8.2 million, GAP product earnings of $4.8 million, and credit insurance earnings of $2.3 million.

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

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Pre-tax operating income

Pre-tax operating income was $2.4 million which consisted of $1.3 million in service contract earnings, $0.9 million in GAP product earnings, and credit insurance earnings of $0.2 million.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(42,411)	$(39,644)	$(123,494)	$(101,875)	$(12,302)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(18,451)	(18,192)	(56,222)	(45,128)	(4,659)
Amortization of DAC and VOBA	(501)	(134)	(1,308)	(226)	(520)
Other operating expenses	(1,218)	(1,125)	(3,550)	(3,010)	(531)
Total benefits and expenses	(20,170)	(19,451)	(61,080)	(48,364)	(5,710)
NET IMPACT OF REINSURANCE (1)	$(22,241)	$(20,193)	$(62,414)	$(53,511)	$(6,592)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)

Reinsurance premiums ceded increased $2.8 million, or 7.0%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was primarily due to an increase in ceded service contract premiums.

Benefits and settlement expenses ceded increased $0.3 million, or 1.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was primarily due to higher ceded losses in the GAP product line.

Amortization of DAC and VOBA ceded increased $0.4 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, as the result of ceded activity in all product lines. Other operating expenses ceded increased $0.1 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to ceded activity in the service contract line.

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
For The Nine Months Ended September 30, 2016 (Successor Company)

Reinsurance premiums ceded of $123.5 million consisted of ceded premiums in the service contract line of $97.4 million, ceded premiums in the GAP product line of $14.5 million, and ceded premiums in the credit insurance line of $11.6 million.

Benefits and settlement expenses ceded consisted of $43.8 million in service contract ceded claims, $10.0 million in GAP ceded claims, and $2.4 million in credit insurance ceded claims.

Amortization of DAC and VOBA ceded of $1.3 million was mainly due to ceded activity in the service contract and GAP product lines. Other operating expenses ceded of $3.6 million was mainly due to ceded activity in the credit insurance product line.

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

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,400	$3,755	$10,606	$10,189	$1,343
Reinsurance ceded	(60)	(120)	(201)	(137)	—
Net premiums and policy fees	3,340	3,635	10,405	10,052	1,343
Net investment income	43,838	40,788	151,734	110,448	10,677
Other income	2,653	225	10,541	783	141
Total operating revenues	49,831	44,648	172,680	121,283	12,161
Realized gains (losses) - investments	1,418	(2,820)	(2,860)	(2,157)	4,919
Realized gains (losses) - derivatives	473	(931)	1,056	(372)	455
Total revenues	51,722	40,897	170,876	118,754	17,535
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,404	4,082	14,180	10,347	1,722
Amortization of DAC and VOBA	—	—	—	26	87
Other operating expenses	74,201	49,420	218,731	127,760	20,496
Total benefits and expenses	79,605	53,502	232,911	138,133	22,305
INCOME (LOSS) BEFORE INCOME TAX	(27,883)	(12,605)	(62,035)	(19,379)	(4,770)
Less: realized gains (losses) - investments	1,418	(2,820)	(2,860)	(2,157)	4,919
Less: realized gains (losses) - derivatives	473	(931)	1,056	(372)	455
PRE-TAX OPERATING INCOME (LOSS)	$(29,774)	$(8,854)	$(60,231)	$(16,850)	$(10,144)

For The Three Months Ended September 30, 2016 as compared to The Three Months Ended September 30, 2015 (Successor Company)

Pre-tax operating income (loss)

Pre-tax operating loss was $29.8 million for the three months ended September 30, 2016, as compared to an operating loss of $8.9 million for the three months ended September 30, 2015. The decrease was primarily due to a $20.6 million decrease in core net investment income.

Operating revenues

Net investment income for the segment increased $3.0 million, or 7.5%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase in net investment income was primarily due to $23.7 million of income related to additional held to maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIE’s”). These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company. Interest expense related to the non-recourse funding obligations is recognized in an equal and offsetting amount to the investment income. Offsetting this increase was a $20.6 million decrease in core net investment income. In addition, $2.4 million of gain on the extinguishment of debt was recognized.

Total benefits and expenses

Total benefits and expenses increased $26.1 million or 48.8%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to $23.7 million of interest expense related to the Golden Gate Captive non-recourse funding obligations.

For The Nine Months Ended September 30, 2016 (Successor Company)

Pre-tax operating income (loss)

The segment’s $60.2 million pre-tax operating loss was primarily due to $232.9 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $151.7 million of investment income which represents income on assets supporting our equity capital and held-to-maturity notes, as well as a $9.8 million gain on the extinguishment of debt.

Operating revenues

Operating revenues of $172.7 million were primarily due to $151.7 million of investment income which represents income on assets supporting our equity capital as well as a $9.8 million gain on the extinguishment of debt.

Total benefits and expenses

Total benefits and expenses of $232.9 million were primarily due to $218.7 million of other operating expenses which included corporate overhead expenses and $135.9 million of interest expense.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Pre-tax operating income (loss)

The segment’s $16.9 million pre-tax operating loss was primarily due to $127.8 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $110.4 million of investment income which represents income on assets supporting our equity capital.

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

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Pre-tax operating income (loss)

The segment’s $10.1 million pre-tax operating loss was primarily due to $20.5 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $10.7 million of investment income which represents income on assets supporting our equity capital.

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

CONSOLIDATED INVESTMENTS

As of September 30, 2016 (Successor Company), our investment portfolio was approximately $51.8 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	Successor Company
	As of September 30, 2016		As of December 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2016 - $30,449,847; 2015 - $29,898,554)	$30,268,669	58.4%	$27,444,771	60.7%
Privately issued bonds (amortized cost: 2016 - $12,006,764; 2015 - $9,083,251)	12,039,086	23.2	8,654,911	19.1
Preferred stock (amortized cost: 2016 - $98,151; 2015 - $68,558)	97,562	0.2	66,882	0.1
Fixed maturities	42,405,317	81.8%	36,166,564	79.9%
Equity securities (cost: 2016 - $718,604; 2015 - $732,485)	737,303	1.4	739,263	1.6
Mortgage loans	5,912,683	11.4	5,662,812	12.6
Investment real estate	8,006	—	11,118	—
Policy loans	1,656,083	3.2	1,699,508	3.8
Other long-term investments	933,247	1.8	622,567	1.4
Short-term investments	180,698	0.4	268,718	0.7
Total investments	$51,833,337	100.0%	$45,170,550	100.0%

Included in the preceding table are $2.8 billion and $2.7 billion of fixed maturities and $25.7 million and $61.7 million of short-term investments classified as trading securities as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.8 billion and $593.3 million of securities classified as held-to-maturity as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively.

Fixed Maturity Investments

As of September 30, 2016 (Successor Company), our fixed maturity investment holdings were approximately $42.4 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor Company
	As of		As of
Rating	September 30, 2016		December 31, 2015
	(Dollars In Thousands)
AAA	$5,235,980	12.3%	$5,223,656	14.4%
AA	3,592,766	8.5	2,865,729	7.9
A	13,234,445	31.2	11,600,130	32.1
BBB	15,382,580	36.3	14,104,113	39.0
Below investment grade	2,184,316	5.2	1,779,622	4.9
Not rated(1)	2,775,230	6.5	593,314	1.7
	$42,405,317	100.0%	$36,166,564	100.0%

(1) Our "not rated" securities are $2.8 billion or 6.5% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities ("VIE's") and are discussed in Note 6, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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

The distribution of our fixed maturity investments by type is as follows:

	Successor Company
	As of	As of
Type	September 30, 2016	December 31, 2015
	(Dollars In Thousands)
Corporate securities	$30,540,484	$27,184,287
Residential mortgage-backed securities	2,160,546	2,051,931
Commercial mortgage-backed securities	1,870,759	1,433,630
Other asset-backed securities	1,465,129	1,072,474
U.S. government-related securities	1,348,057	1,770,524
Other government-related securities	79,306	76,567
States, municipals, and political subdivisions	2,068,244	1,916,954
Preferred stock	97,562	66,883
Securities issued by affiliates	2,775,230	593,314
Total fixed income portfolio	$42,405,317	$36,166,564

The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor Company
	As of September 30, 2016	% Fair Value	As of December 31, 2015	% Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,858,561	9.1%	$3,373,418	9.3%
Other finance	428,392	1.0	482,676	1.3
Electric utility	4,061,343	9.6	3,709,684	10.2
Energy and natural gas	4,629,358	10.9	3,948,469	10.9
Insurance	3,258,657	7.7	2,929,190	8.1
Communications	1,447,263	3.4	1,338,544	3.7
Basic industrial	1,682,610	4.0	1,483,634	4.1
Consumer noncyclical	3,806,036	9.0	3,139,178	8.7
Consumer cyclical	1,713,569	4.0	1,717,786	4.7
Finance companies	122,347	0.3	118,214	0.3
Capital goods	1,474,153	3.5	1,422,675	3.9
Transportation	1,089,027	2.6	972,341	2.7
Other industrial	374,987	0.9	315,961	0.9
Brokerage	639,195	1.5	550,787	1.5
Technology	1,645,000	3.9	1,326,057	3.7
Real estate	156,364	0.4	189,955	0.5
Other utility	251,184	0.6	232,601	0.6
Commercial mortgage-backed securities	1,870,759	4.4	1,433,630	4.0
Other asset-backed securities	1,465,129	3.5	1,072,474	3.0
Residential mortgage-backed non-agency securities	1,379,400	3.3	1,102,310	3.0
Residential mortgage-backed agency securities	781,146	1.8	949,621	2.6
U.S. government-related securities	1,348,057	3.2	1,770,524	4.9
Other government-related securities	79,306	0.2	76,567	0.2
State, municipals, and political divisions	2,068,244	4.7	1,916,954	5.3
Securities issued by affiliates	2,775,230	6.5	593,314	1.9
Total	$42,405,317	100.0%	$36,166,564	100.0%

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $36.8 billion, or 86.9%, of our fixed maturities as “available-for-sale” as of September 30, 2016 (Successor Company). These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.8 billion, or 6.5%, of our fixed maturities as “held-to-maturity” as of September 30, 2016 (Successor Company). These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.8 billion, or 6.6%, of our fixed maturities and $25.7 million of short-term investments as of September 30, 2016 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor Company
	As of	As of
Rating	September 30, 2016	December 31, 2015
	(Dollars In Thousands)	(Dollars In Thousands)
AAA	$362,879	$542,080
AA	361,689	309,852
A	885,086	752,419
BBB	912,408	771,501
Below investment grade	266,379	288,197
Total Modco trading fixed maturities	$2,788,441	$2,664,049

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2016 (Successor Company), were approximately $5.5 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company).

	As of September 30, 2016 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,757.7	$1,710.8	$—	$—	$1,105.9	$1,087.5	$735.9	$744.7	$3,599.5	$3,543.0
AA	1.1	1.1	—	—	466.3	458.6	168.4	163.3	635.8	623.0
A	3.1	3.1	0.5	0.5	287.7	284.4	424.9	423.2	716.2	711.2
BBB	2.3	2.3	1.9	1.9	10.9	10.8	34.9	34.9	50.0	49.9
Below	127.1	126.4	266.8	269.5	—	—	101.0	100.1	494.9	496.0
	$1,891.3	$1,843.7	$269.2	$271.9	$1,870.8	$1,841.3	$1,465.1	$1,466.2	$5,496.4	$5,423.1

Rating %
AAA	92.9%	92.8%	—%	—%	59.1%	59.1%	50.2%	50.8%	65.5%	65.3%
AA	0.1	0.1	—	—	24.9	24.9	11.5	11.1	11.6	11.5
A	0.2	0.2	0.2	0.2	15.4	15.4	29.0	28.9	13.0	13.1
BBB	0.1	0.1	0.7	0.7	0.6	0.6	2.4	2.4	0.9	0.9
Below	6.7	6.8	99.1	99.1	—	—	6.9	6.8	9.0	9.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$907.9	$894.1	$269.2	$271.9	$848.6	$841.0	$891.4	$898.3	$2,917.1	$2,905.3
2013	180.4	174.2	—	—	230.9	228.7	121.1	120.6	532.4	523.5
2014	185.3	178.9	—	—	244.7	242.4	183.8	182.5	613.8	603.8
2015	474.3	456.3	—	—	223.3	212.4	70.6	68.9	768.2	737.6
2016	143.4	140.2	—	—	323.3	316.8	198.2	195.9	664.9	652.9
Total	$1,891.3	$1,843.7	$269.2	$271.9	$1,870.8	$1,841.3	$1,465.1	$1,466.2	$5,496.4	$5,423.1

(1)Included in Residential Mortgage-Backed securities.

	As of December 31, 2015 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,585.4	$1,589.2	$—	$—	$1,002.4	$1,033.9	$595.2	$608.3	$3,183.0	$3,231.4
AA	1.4	1.4	—	—	253.5	262.0	197.1	194.5	452.0	457.9
A	3.5	3.5	—	—	164.5	165.9	153.8	159.2	321.8	328.6
BBB	2.8	2.8	2.8	2.8	13.2	13.2	13.5	13.5	32.3	32.3
Below	152.9	153.1	303.1	306.9	—	—	112.9	113.0	568.9	573.0
	$1,746.0	$1,750.0	$305.9	$309.7	$1,433.6	$1,475.0	$1,072.5	$1,088.5	$4,558.0	$4,623.2

Rating %
AAA	90.8%	90.8%	—%	—%	69.9%	70.1%	55.5%	55.9%	69.8%	69.9%
AA	0.1	0.1	—	—	17.7	17.8	18.4	17.9	9.9	9.9
A	0.2	0.2	—	—	11.5	11.2	14.3	14.6	7.1	7.1
BBB	0.2	0.2	0.9	0.9	0.9	0.9	1.3	1.2	0.7	0.7
Below	8.7	8.7	99.1	99.1	—	—	10.5	10.4	12.5	12.4
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2011 and prior	$894.3	$896.2	$305.9	$309.7	$480.1	$491.0	$826.4	$838.0	$2,506.7	$2,534.9
2012	74.2	75.2	—	—	369.5	381.1	136.6	138.8	580.3	595.1
2013	157.2	160.3	—	—	198.2	203.8	48.9	49.9	404.3	414.0
2014	161.6	160.6	—	—	216.6	228.3	43.1	44.3	421.3	433.2
2015	458.7	457.7	—	—	169.2	170.8	17.5	17.5	645.4	646.0
Total	$1,746.0	$1,750.0	$305.9	$309.7	$1,433.6	$1,475.0	$1,072.5	$1,088.5	$4,558.0	$4,623.2

(1) Included in Residential Mortgage-Backed securities

The majority of our RMBS holdings as of September 30, 2016 (Successor Company) were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 5.0 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2016 (Successor Company):

Weighted-Average
Non-agency portfolio	Life

Prime	5.22
Alt-A	3.76
Sub-prime	3.02

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of September 30, 2016 (Successor Company), our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $42.4 billion, which was 0.2% below amortized cost of $42.6 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2016 (Successor Company), our mortgage loan holdings were approximately $5.9 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2016 (Successor Company), assuming the loans are called at their next call dates, approximately $28.1 million of principal would become due for the remainder of 2016, $972.7 million in 2017 through 2021, $235.0 million in 2022 through 2026, and $11.0 million thereafter.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), approximately $549.2 million and $449.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2016 (Successor Company), the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized $3.3 million, $15.8 million, $3.3 million, $8.4 million, and $0.1 million, respectively, of participating mortgage loan income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2016 (Successor Company) there were $3.4 million of allowances for mortgage loan credit losses and as of December 31, 2015 (Successor Company), there were no allowances for mortgage loan credit losses. While our mortgage loans do not have quoted market values, as of September 30, 2016 (Successor Company), we estimated the fair value of our mortgage loans to be $5.9 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 1.0% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of September 30, 2016 (Successor Company), approximately $1.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the nine months ended September 30, 2016 (Successor Company), we did not enter into any mortgage loan transactions that would have been accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. If we had troubled debt restructurings, these transactions would include either the acceptance of assets in satisfaction of principal during the respective periods or at a future date and were the result of agreements between the creditor and the debtor. During the nine months ended September 30, 2016 (Successor Company), we did not accept or agree to accept assets in satisfaction of principal. As of September 30, 2016 (Successor Company), we did not have any mortgage loan transactions accounted for as troubled debt restructurings.

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of September 30, 2016 (Successor Company), $1.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We foreclosed on $1.0 million of nonperforming loans not subject to a pooling and servicing agreement during the nine months ended September 30, 2016 (Successor Company).

As of September 30, 2016 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the nine months ended September 30, 2016 (Successor Company).

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2016 (Successor Company):

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,873,101	13.2%
AA	3,231,077	8.8
A	12,349,359	33.5
BBB	14,470,171	39.3
Investment grade	34,923,708	94.8
BB	1,219,423	3.3
B	418,057	1.1
CCC or lower	280,458	0.8
Below investment grade	1,917,938	5.2
Total	$36,841,646	100.0%

Not included in the table above are $2.5 billion of investment grade and $266.4 million of below investment grade fixed maturities classified as trading securities and $2.8 billion of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2016 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of September 30, 2016 (Successor Company):

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
The Southern Co.	$242.9	$—	$242.9
AT&T Inc	213.2	—	213.2
Federal Home Loan Bank	208.7	—	208.7
Exelon Corp	206.6	—	206.6
Wells Fargo & Co	205.6	—	205.6
Duke Energy Corp	198.6	—	198.6
Goldman Sachs Group	193.0	—	193.0
HSBC Holdings PLC	185.3	—	185.3
Berkshire Hathaway	166.3	16.7	183.0
Nextera Energy Inc	181.9	—	181.9
Total	$2,002.1	$16.7	$2,018.8

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and nine months ended September 30, 2016 (Successor Company), we concluded that approximately $3.3 million and $6.9 million, respectively, of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $1.4 million of non-credit gains and $3.3 million of non-credit losses in other comprehensive income (loss), respectively.

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

During 2015 and 2016, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings. For the three and nine months ended September 30, 2016 (Successor Company), we did not recognized an other-than-temporary impairment.

The energy and natural gas sector securities as of September 30, 2016 (Successor Company) are presented in the following tables.

Energy and Natural Gas
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Midstream	$1,780,644	$1,839,872	$(59,228)	42.3%
Integrated	844,049	859,161	(15,112)	10.8
Distributors	734,574	749,929	(15,355)	11.0
Independent	575,237	577,040	(1,803)	1.3
Oil Field Services	519,258	564,916	(45,658)	32.6
Refining	175,596	178,442	(2,846)	2.0
Total	$4,629,358	$4,769,360	$(140,002)	100.0%

Energy and Natural Gas
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Distributors	$386,411	$387,259	$(848)	0.6%
	Independent	81,848	78,051	3,797	(2.7)
	Integrated	365,364	366,628	(1,264)	0.9
	Midstream	170,118	170,039	79	—
	Oil Field Services	81,964	80,866	1,098	(0.8)

BBB	Distributors	321,100	335,519	(14,419)	10.3
	Independent	437,499	447,985	(10,486)	7.5
	Integrated	342,255	357,861	(15,606)	11.1
	Midstream	1,425,515	1,488,013	(62,498)	44.7
	Oil Field Services	222,019	225,966	(3,947)	2.8
	Refining	165,211	168,082	(2,871)	2.0
Total investment grade		3,999,304	4,106,269	(106,965)	76.4

Below investment grade	Distributors	27,063	27,151	(88)	0.1
	Independent	55,890	51,004	4,886	(3.5)
	Integrated	136,430	134,672	1,758	(1.3)
	Midstream	185,011	181,820	3,191	(2.3)
	Oil Field Services	215,275	258,084	(42,809)	30.6
	Refining	10,385	10,360	25	—
Total below investment grade		630,054	663,091	(33,037)	23.6
Total energy and natural gas		$4,629,358	$4,769,360	$(140,002)	100.0%

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

The basic industrial sector securities as of September 30, 2016 (Successor Company) are presented in the following tables:

Basic Industrial
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Chemicals	$777,428	$801,855	$(24,427)	171.5%
Metals and Mining	773,412	761,878	11,534	(81.0)
Paper	131,770	133,117	(1,347)	9.5
Total	$1,682,610	$1,696,850	$(14,240)	100.0%

Basic Industrial
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Chemicals	$277,628	$283,548	$(5,920)	41.6%
	Metals and Mining	228,591	231,865	(3,274)	23.0

BBB	Chemicals	497,510	515,787	(18,277)	128.3
	Metals and Mining	232,696	233,740	(1,044)	7.3
	Paper	131,770	133,118	(1,348)	9.5
Total investment grade		1,368,195	1,398,058	(29,863)	209.7

Below investment grade	Chemicals	2,290	2,520	(230)	1.6
	Metals and Mining	312,125	296,272	15,853	(111.3)
Total below investment grade		314,415	298,792	15,623	(109.7)
Total basic industrial		$1,682,610	$1,696,850	$(14,240)	100.0%

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2016 (Successor Company). As of September 30, 2016 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$562.2	$920.0	$1,482.2
Netherlands	182.7	254.0	436.7
Switzerland	193.0	143.0	336.0
France	106.5	212.3	318.8
Spain	22.9	226.5	249.4
Germany	153.1	83.8	236.9
Belgium	—	211.1	211.1
Sweden	132.4	34.0	166.4
Italy	42.2	96.1	138.3
Norway	—	102.5	102.5
Ireland	11.4	58.7	70.1
Luxembourg	—	59.7	59.7
Total securities	1,406.4	2,401.7	3,808.1
Derivatives:
Germany	67.9	—	67.9
United Kingdom	25.9	—	25.9
Switzerland	22.0	—	22.0
France	5.1	—	5.1
Total derivatives	120.9	—	120.9
Total securities	$1,527.3	$2,401.7	$3,929.0

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Fixed maturity gains - sales	$3,223	$663	$30,703	$7,561	$6,920
Fixed maturity losses - sales	(1,558)	(1,967)	(6,587)	(5,153)	(29)
Equity gains - sales	—	51	320	95	—
Equity losses - sales	—	—	(284)	(23)	—
Impairments on corporate securities	(3,308)	(10,064)	(6,892)	(15,798)	(481)
Modco trading portfolio	23,995	8,377	178,353	(133,524)	73,062
Other	(1,508)	(1,776)	(7,842)	(1,001)	1,200
Total realized gains (losses) - investments	$20,844	$(4,716)	$187,771	$(147,843)	$80,672
Derivatives related to VA contracts:
Interest rate futures - VA	$(7,002)	$12,140	$62,065	$(2,091)	$1,413
Equity futures - VA	(41,836)	40,951	(66,392)	3,215	9,221
Currency futures - VA	934	4,000	5,888	1,428	7,778
Equity options - VA	(36,482)	33,519	(23,410)	8,195	3,047
Interest rate swaptions - VA	(229)	(3,618)	(3,212)	(12,399)	9,268
Interest rate swaps - VA	14,737	101,808	221,884	(74,150)	122,710
Embedded derivative - GMWB	90,954	(253,630)	(246,299)	(7,713)	(207,018)
Total derivatives related to VA contracts	21,076	(64,830)	(49,476)	(83,515)	(53,581)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(14,486)	11,328	(15,938)	9,035	1,769
Equity futures - FIA	2,236	709	4,269	1,016	(184)
Volatility futures - FIA	—	(24)	—	6	—
Equity options - FIA	6,583	(12,099)	1,756	(6,499)	(2,617)
Total derivatives related to FIA contracts	(5,667)	(86)	(9,913)	3,558	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	7,136	1,287	6,302	3,082	(486)
Equity futures - IUL	101	17	(71)	39	3
Equity options - IUL	1,607	(1,110)	1,821	(1,048)	(115)
Total derivatives related to IUL contracts	8,844	194	8,052	2,073	(598)
Embedded derivative - Modco reinsurance treaties	(24,187)	(9,817)	(105,362)	131,505	(68,026)
Other derivatives	50	(51)	(50)	33	(37)
Total realized gains (losses) - derivatives	$116	$(74,590)	$(156,749)	$53,654	$(123,274)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and nine months ended September 30, 2016 (Successor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and nine months ended September 30, 2016 (Successor Company) we concluded that approximately $3.3 million and $6.9 million, respectively, of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, $1.4 million of non-credit gains and $3.3 million of non-credit losses was recorded in other comprehensive income (loss), respectively.

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

	Successor Company				Predecessor Company
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Millions)				(Dollars In Millions)
Alt-A MBS	$—	$—	$—	$—	$0.3
Other MBS	0.2	—	0.2	0.1	0.2
Corporate securities	3.1	9.9	6.7	15.5	—
Other	—	0.2	—	0.2	—
Total	$3.3	$10.1	$6.9	$15.8	$0.5

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2016 (Successor Company), we sold securities in an unrealized loss position with a fair value of $67.7 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below for the nine months ended September 30, 2016 (Successor Company):

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$56,579	83.6%	$(4,316)	62.8%
>90 days but <= 180 days	2,253	3.3	(433)	6.3
>180 days but <= 270 days	1,512	2.2	(650)	9.5
>270 days but <= 1 year	1,505	2.2	(328)	4.8
>1 year	5,839	8.7	(1,144)	16.6
Total	$67,688	100.0%	$(6,871)	100.0%

     For the three and nine months ended September 30, 2016 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $7.1 million and $67.7 million, respectively. The losses realized on the sale of these securities were $1.6 million and $6.9 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three and nine months ended September 30, 2016 (Successor Company), we sold securities in an unrealized gain position with a fair value of $167.3 million and $990.1 million, respectively. The gains realized on the sale of these securities were $3.2 million and $31.0 million, respectively.

The $1.5 million of other realized losses recognized for the three months ended September 30, 2016 (Successor Company), consisted of a decrease in mortgage loan reserves of $0.4 million and mortgage loan losses of $1.9 million.

The $7.8 million of other realized losses recognized for the nine months ended September 30, 2016 (Successor Company), consisted realized losses related to mortgage loans of $1.6 million, an increase in mortgage loan reserves of $3.5 million, partnership losses of $2.5 million, and real estate realized losses of $0.2 million.

For the three and nine months ended September 30, 2016 (Successor Company) net gains of $24.0 million and $178.4 million, respectively, primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of the $178.4 million for the nine months ended September 30, 2016 (Successor Company), approximately $2.0 million of losses were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business.

The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $24.2 million and $105.4 million, respectively, during the three and nine months ended September 30, 2016 (Successor Company). The losses during the three months ended September 30, 2016 (Successor Company) were due to lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and nine months ended September 30, 2016 (Successor Company) we experienced net realized gains on derivatives related to VA contracts of approximately $21.1 million and net realized losses of $49.5 million, respectively. These gains and losses on derivatives related to VA contracts were affected by capital market impacts.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three and nine months ended September 30, 2016, these contracts generated gains of $0.1 million and losses of $0.1 million, respectively.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2016 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $130.7 million, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of September 30, 2016 (Successor Company), and an overall net unrealized loss of $2.9 billion as of December 31, 2015 (Successor Company).

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2016 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$3,229,833	20.3%	$3,265,321	19.6%	$(35,488)	4.5%
>90 days but <= 180 days	75,744	0.5	76,590	0.5	(846)	0.1
>180 days but <= 270 days	132,578	0.8	142,246	0.9	(9,668)	1.2
>270 days but <= 1 year	183,599	1.2	191,951	1.0	(8,352)	1.1
>1 year but <= 2 years	12,271,597	77.2	13,005,237	78.0	(733,640)	93.1
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$15,893,351	100.0%	$16,681,345	100.0%	$(787,994)	100.0%

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

As of September 30, 2016 (Successor Company), the Barclays Investment Grade Index was priced at 133.0 bps versus a 10 year average of 176.1 bps. Similarly, the Barclays High Yield Index was priced at 508.7 bps versus a 10 year average of 647.0 bps. As of September 30, 2016 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.150%, 1.595%, and 2.316%, as compared to 10 year averages of 2.003%, 2.875%, and 3.696%, respectively.

As of September 30, 2016 (Successor Company), 83.8% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of September 30, 2016 (Successor Company), there were estimated gross unrealized losses of $3.5 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of September 30, 2016 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2016 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$1,269,311	8.0%	$1,321,431	7.9%	$(52,120)	6.6%
Other finance	104,405	0.7	106,482	0.6	(2,077)	0.3
Electric utility	2,495,386	15.7	2,628,939	15.8	(133,553)	16.9
Energy and natural gas	2,715,524	17.0	2,906,369	17.4	(190,845)	24.2
Insurance	2,051,457	12.9	2,168,177	13.0	(116,720)	14.8
Communications	889,981	5.6	947,917	5.7	(57,936)	7.4
Basic industrial	906,826	5.7	954,364	5.7	(47,538)	6.0
Consumer noncyclical	916,861	5.8	952,223	5.7	(35,362)	4.5
Consumer cyclical	566,513	3.6	587,038	3.5	(20,525)	2.6
Finance companies	29,992	0.2	31,876	0.2	(1,884)	0.2
Capital goods	490,568	3.1	508,200	3.0	(17,632)	2.2
Transportation	469,868	3.0	490,619	2.9	(20,751)	2.6
Other industrial	155,349	1.0	160,921	1.0	(5,572)	0.7
Brokerage	226,633	1.4	239,325	1.4	(12,692)	1.6
Technology	449,080	2.8	470,378	2.8	(21,298)	2.7
Real estate	15,441	0.5	15,856	0.1	(415)	0.1
Other utility	115,772	0.7	118,784	0.7	(3,012)	0.4
Commercial mortgage-backed securities	292,095	1.8	294,788	1.8	(2,693)	0.3
Other asset-backed securities	533,826	3.4	549,517	3.5	(15,691)	2.0
Residential mortgage-backed non-agency securities	245,899	1.5	250,392	1.5	(4,493)	0.6
Residential mortgage-backed agency securities	21,777	0.1	21,842	0.1	(65)	—
U.S. government-related securities	128,227	0.8	130,016	0.8	(1,789)	0.2
Other government-related securities	1,927	—	1,929	—	(2)	—
States, municipals, and political divisions	800,633	4.7	823,962	4.9	(23,329)	3.1
Total	$15,893,351	100.0%	$16,681,345	100.0%	$(787,994)	100.0%

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

The range of maturity dates for securities in an unrealized loss position as of September 30, 2016 (Successor Company) varies, with 10.3% maturing in less than 5 years, 8.7% maturing between 5 and 10 years, and 81.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2016 (Successor Company):

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$6,790,569	42.7%	$7,019,030	42.1%	$(228,461)	29.0%
BBB	7,952,340	50.1	8,384,457	50.2	(432,117)	54.8
Investment grade	14,742,909	92.8%	15,403,487	92.3%	(660,578)	83.8%
BB	649,772	4.1	708,184	4.2	(58,412)	7.4
B	353,884	2.2	417,493	2.6	(63,609)	8.1
CCC or lower	146,786	0.9	152,181	0.9	(5,395)	0.7
Below investment grade	1,150,442	7.2%	1,277,858	7.7%	(127,416)	16.2%
Total	$15,893,351	100.0%	$16,681,345	100.0%	$(787,994)	100.0%

As of September 30, 2016 (Successor Company), we held a total of 1,231 positions that were in an unrealized loss position. Included in that amount were 144 positions of below investment grade securities with a fair value of $1.2 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $127.4 million, $112.4 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.2% of invested assets.

As of September 30, 2016 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 7.2% of the total fair value and 16.2% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2016 (Successor Company):

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$90,081	7.8%	$91,837	7.2%	$(1,756)	1.4%
>90 days but <= 180 days	16,900	1.5	17,099	1.3	(199)	0.2
>180 days but <= 270 days	69,275	6.0	75,575	5.9	(6,300)	4.9
>270 days but <= 1 year	66,469	5.8	73,217	5.8	(6,748)	5.3
>1 year but <= 2 years	907,717	78.9	1,020,130	79.8	(112,413)	88.2
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,150,442	100.0%	$1,277,858	100.0%	$(127,416)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $224.8 million and the repurchase obligation of $219.5 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 43 basis points). During the nine months ended September 30, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $725.0 million. The average daily balance was $453.0 million (at an average borrowing rate of 41 basis points) during the nine months ended September 30, 2016 (Successor Company). As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in our consolidated condensed balance sheets. During 2015, the maximum balance outstanding at any one point in time related to these programs was $912.7 million. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

On February 2, 2015, we amended and restated the Credit Facility (the “Credit Facility”). Under the Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of our Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of our Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2016 (Successor Company). There was an outstanding balance of $385.0 million bearing interest at a rate of LIBOR plus 1.00% as of September 30, 2016 (Successor Company). As of June 30, 2016 (Successor Company), PLICO had used $30.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit on an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit was terminated during the period and no Letter of Credit was outstanding as of September 30, 2016 (Successor Company).

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

We held $65.7 million of FHLB common stock as of September 30, 2016 (Successor Company), which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2016 (Successor Company), we had $822.3 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2016 (Successor Company), we reported approximately $544.2 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of September 30, 2016 (Successor Company), 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 7, Fair Value of Financial Instruments, of the consolidated condensed financial statements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of September 30, 2016 (Successor Company), our total cash and invested assets were $52.5 billion. The life insurance subsidiaries were committed as of September 30, 2016 (Successor Company), to fund mortgage loans in the amount of $726.2 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $576.1 million in cash and short-term investments as of September 30, 2016 (Successor Company), and we held approximately $154.9 million in cash available for general corporate purposes.

The Company expects to use a portion of its positive cash flow from operations to pay dividends to its parent, Dai-ichi Life. The Company paid $89.3 million in dividends during the nine months ended September 30, 2016 (Successor Company) to our parent Dai-ichi Life.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor Company		Predecessor Company
	For The Nine Months Ended September 30, 2016	February 1, 2015 to September 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Net cash provided by operating activities	$355,370	$244,101	$191,223
Net cash (used in) provided by investing activities	(3,558,298)	(731,844)	22,994
Net cash provided by (used in) financing activities	3,428,200	688,346	(130,918)
Total	$225,272	$200,603	$83,299

For The Nine Months Ended September 30, 2016 (Successor Company)

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

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $218.7 million of outflows from repurchase program borrowings for the nine months ended September 30, 2016 (Successor Company) and $1.8 million inflows of investment product and universal life net activity. Net activity related to credit facility resulted in outflows of $153.1 million for the nine months ended September 30, 2016 (Successor Company). Net issuance of non-recourse funding obligations was $2.1 billion during the nine months ended September 30, 2016 (Successor Company), which occurred in conjunction with the GLAIC reinsurance transaction. See Note 3, Reinsurance and Financing Transactions and Note 12, Debt and Other Obligations for additional information on the transaction.

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

The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of certain captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report was adopted as Actuarial Guideline XLVIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. In September 2016, the Financial Condition (E) Committee of the NAIC adopted the Term and Universal Life Insurance Reserve Financing Model Regulation (the "Reserve Model") which is substantially similar to AG48. AG48 and the Reserve Model will likely make it difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Reserve Model, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. In some circumstances, AG48 and the Reserve Model could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

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

During 2012, we entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of September 30, 2016 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For three and nine months ended September 30, 2016 (Successor Company), we ceded premiums to third party reinsurers amounting to $322.2 million and $969.2 million. In addition, we had receivables from reinsurers amounting to $5.4 billion as of September 30, 2016 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

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

As of September 30, 2016 (Successor Company), we had policy liabilities and accruals of approximately $31.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.49%.

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

As of September 30, 2016 (Successor Company), we carried a $9.8 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,784,693	$65,852	$265,304	$830,167	$623,370
Non-recourse funding obligations(2)	4,876,861	234,010	549,676	659,324	3,433,851
Subordinated debt securities(3)	1,131,199	26,969	53,938	53,938	996,354
Stable value products(4)	3,596,495	807,698	1,755,747	1,015,361	17,689
Operating leases(5)	29,784	4,257	7,642	7,197	10,688
Home office lease(6)	78,389	1,509	76,880	—	—
Mortgage loan and investment commitments	912,729	771,695	141,034	—	—
Repurchase program borrowings(7)	219,463	219,463	—	—	—
Policyholder obligations(8)	42,127,776	1,664,200	3,563,002	3,454,810	33,445,764
Total(9)	$54,757,389	$3,795,653	$6,413,223	$6,020,797	$38,527,716

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

     In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2016 (Successor Company), we had outstanding mortgage loan commitments of $726.2 million at an average rate of 4.2%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company):

Credited Rate Summary
As of September 30, 2016 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$201	$1,109	$2,009	$3,319
>3% - 4%	4,016	1,191	11	5,218
>4% - 5%	1,941	14	—	1,955
>5% - 6%	210	—	—	210
Subtotal	6,368	2,314	2,020	10,702
Fixed Annuities
1%	$667	$162	$124	$953
>1% - 2%	554	484	110	1,148
>2% - 3%	2,105	100	7	2,212
>3% - 4%	270	—	—	270
>4% - 5%	281	—	—	281
>5% - 6%	3	—	—	3
Subtotal	3,880	746	241	4,867
Total	$10,248	$3,060	$2,261	$15,569

Percentage of Total	66%	20%	14%	100%

Credited Rate Summary
As of December 31, 2015 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$197	$1,033	$2,016	$3,246
>3% - 4%	3,648	1,603	27	5,278
>4% - 5%	1,983	14	—	1,997
>5% - 6%	215	—	—	215
Subtotal	6,043	2,650	2,043	10,736
Fixed Annuities
1%	$663	$169	$138	$970
>1% - 2%	569	496	131	1,196
>2% - 3%	2,083	248	11	2,342
>3% - 4%	278	—	—	278
>4% - 5%	287	—	—	287
>5% - 6%	3	—	—	3
Subtotal	3,883	913	280	5,076
Total	$9,926	$3,563	$2,323	$15,812

Percentage of Total	63%	23%	14%	100%

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

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, or earthquake, disease, epidemic, pandemic, malicious act, cyber-attack, terrorist act, or the occurrence of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short- or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. In addition, certain of these events could adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. The Company’s risk management efforts and other precautionary plans and activities may not adequately predict the impact on the Company from such events.

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

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counterparties and service providers. The Company’s business partners, counter parties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional or unintentional breach or compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration or destruction of the confidential information retained by or on behalf of the Company, or the inability of the Company to conduct business for an indeterminate amount of time. Any of these events or circumstances could damage the Company’s business and reputation, and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s business operations and customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses.

                Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate and implement effective preventative measures against security breaches of all types because the techniques used change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources or parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our system to disclose sensitive information in order to gain access to our data or that of our customers or clients.

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

The calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and relies, in certain instances, on third parties to make or assist in making such calculations. From time to time it develops and implements more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. The systems and procedures that the Company develops and the Company's reliance upon third parties could result in errors in the calculations that impact our financial statements or affect our financial condition.

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

The amount of statutory capital or risk-based capital that the Company has and the amount of statutory capital or risk-based capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of the Company’s control.

The Company primarily conducts business through licensed insurance company subsidiaries. Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life and property and casualty companies. The risk-based capital formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

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

In scenarios of equity market declines, the amount of additional statutory reserves or risk-based capital the Company is required to hold for its variable product guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves or risk-based capital could result in a reduction to the Company’s capital, surplus, and/or risk-based capital ratio. Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company’s market value adjusted annuity product can have a material adverse effect on the Company’s statutory surplus position.

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

The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups (“IAIGs”), which is targeted to be implemented in 2019. Under the proposed framework, insurance groups deemed to be IAIGs may be required by their regulators to comply with new global capital requirements, which may exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries, which requires each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is likely that, as a result of the Merger, the combined group will be deemed an IAIG, in which case it may be subject to supervision and capital requirements beyond those applicable to any competitors who are not designated as an IAIG.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, variable annuity reserves and capital treatment, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, reinsurance, cybersecurity practices, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted principles-based reserving methodologies for life insurance and annuity reserves, but additional formulas and/or guidance relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, governance practices of insurers, and other items. Some of these proposed changes will require the approval of state legislatures. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

The Company’s use of captive reinsurance companies to finance statutory reserves related to its term and universal life products and to reduce volatility affecting its variable annuity products may be limited or adversely affected by regulatory action, pronouncements and interpretations.

The Company currently uses affiliated captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX”, which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk-based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with the Company’s variable annuity products. The NAIC, through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and could impose additional requirements on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). In addition, the Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that includes numerous recommendations pertaining to the regulation and use of certain captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations.

One recommendation of the Rector Report was adopted as Actuarial Guideline XLVIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. In September 2016, the Financial Condition (E) Committee of the NAIC adopted the Term and Universal Life Insurance Reserve Financing Model Regulation (the “Reserve Model”) which is substantially similar to AG48. AG48 and the Reserve Model will likely make it difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Reserve Model, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. In some circumstances, AG48 and the Reserve Model could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group ("VAIWG") in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG developed a Framework for Change (the “Framework”) which was adopted in 2015. The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, which changes could potentially be applied to both in-force and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with a targeted effective date in 2018) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives. The VAIWG received a draft proposal for changes in late 2016. If the proposal is adopted, changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

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

Any regulatory action or change in interpretation that materially adversely affects the Company’s use or materially increases the Company’s cost of using captives or reinsurers for the Affected Business, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable with respect to certain structures, diminished capital position and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company’s insurance subsidiaries.

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

The Uniform Laws Commission has adopted revisions to the Uniform Unclaimed Property Act in a manner likely to impact state unclaimed property laws and requirements, though it is not clear at this time to what extent or whether requirements will conflict with otherwise imposed search requirements. Other life insurance industry associations and regulatory associations are also considering these matters. Certain states have amended or may amend their unclaimed property laws to require insurers to compare in-force and certain terminated life insurance policies, annuity contracts, and retained asset accounts against a Death Database, to investigate potential matches to determine whether the named insured is deceased, to attempt to locate and pay beneficiaries any unclaimed benefits required to be paid, and, if no beneficiary can be located, to escheat policy benefits to the appropriate state as unclaimed property. The enactment of such unclaimed property laws may require the Company to incur significant expenses, including benefits with respect to terminated policies for which no reserves are currently held and unanticipated operational expenses. Any of the foregoing could have a material adverse effect on the Company's financial condition and results of operations.

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

Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial results from operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices or related audits and examinations. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company is subject to insurance guaranty fund and insurable interest laws which could result in assessments that adversely affect the Company's financial condition or results of operations.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. The Company cannot predict the amount of timing of any future assessments, any of which could have a material and adverse impact on the Company's financial condition or results of operations.

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

There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SIIs,” or global systemically-important insurers. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated. As with the designation of SIFI’s, it is unclear at this time how additional capital, use of potentially systemic non-insurance activities and product features, and other requirements affect the insurance and financial industries.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. The CFPB has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and recently issued a rule amending regulations under the Home Mortgage Disclosure Act that will require the Company to, among other things, collect and disclose extensive data related to its lending practices. It is unclear at this time the extent to which the Company or its activities or products will be impacted by this rule or other rules promulgated by the CFPB, or how burdensome compliance will become.

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

On April 6, 2016, the Department of Labor issued new regulations expanding the definition of “investment advice fiduciary” under ERISA. These new regulations increase the number of circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or IRAs. The Department of Labor also issued amendments to long-standing exemptions from the provisions of ERISA and the Code that prohibit fiduciaries from engaging in certain types of transactions (“Prohibited Transaction Exemptions”) and adopted new Prohibited Transaction Exemptions. These amended and new Prohibited Transaction Exemptions appear to increase significantly the conditions that must be satisfied by fiduciaries in order to receive traditional forms of commission, such as sales commissions, for sales of insurance products to ERISA plans, plan participants and IRAs.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income taxes payable by policyholders on investment earnings on most life insurance and annuity products are deferred during their accumulation period. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products, or to establish the tax-deferred status of competing products, then all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell their products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, future legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products.

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

The Company’s results and its ability to compete are affected by the availability and cost of reinsurance. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Certain reinsurers may attempt to increase the rates they charge the Company for reinsurance, including rates for new policies the Company is issuing and rates related to policies that the Company has already issued. The Company may not be able to increase the premium rates it charges for policies it has already issued, and for competitive reasons it may not be able to raise the premium rates it charges for new policies to offset the increase in rates charged by reinsurers. If the cost of reinsurance were to increase, if reinsurance were to become unavailable, if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2016, the Company sold no equity securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer

During the quarter ended September 30, 2016 (Successor Company) 100% of the Company’s stock was owned by Dai-ichi Life Insurance Company and was not available for repurchase by the Company.

Item 6.       Exhibits

Exhibit
Number
3(a)
Certificate of Incorporation of the Company effective as of February 1, 2015, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K filed February 26, 2015 (No. 001-11339).

3(b)	Amended and Restated Bylaws of the Company effective February 4, 2016, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K filed February 25, 2016 (No. 001-11339).
10†	Excess Benefit Plan Settlement Agreement, between the Company and John D. Johns, dated September 30, 2016, filed herewith.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended September 30, 2016, filed on November 7, 2016, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: November 7, 2016	By:	/s/ Steven G. Walker

Steven G. Walker
Executive Vice President,
Chief Financial Officer and Controller