Form 10-K
period 2016-12-31
PROTECTIVE LIFE CORP
filed 2017-02-24
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
____________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2016: None ($0)

Number of shares of Common Stock, $0.01 Par Value, outstanding as of February 14, 2017: 1,000

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2016

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
On February 1, 2015, The Dai-ichi Life Insurance Company, Limited. a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., "Dai-ichi Life"), acquired 100% of the Company's outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity (the "Merger"). As a result of the Merger, the Company is a direct, wholly owned subsidiary of Dai-ichi Life.
The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above (including interest on certain corporate debt). This segment also includes earnings from several non-strategic or runoff lines of business, various financing and investment related transactions, and the operations of several small subsidiaries. The Company periodically evaluates operating segments and makes adjustments to our segment reporting as needed.
Additional information concerning the Company and its operating segments may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 25, Operating Segments to consolidated financial statements included in this report.
In the following paragraphs, the Company reports sales and other statistical information. These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may not have an immediate impact on reported segment or consolidated adjusted operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments. Stable value contract sales are measured at the time the purchase payments are received. Sales within the Asset Protection segment are based on the amount of single premiums and fees received.
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
The following table presents the Life Marketing segment's sales as defined above:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2016	$170
For the period of February 1, 2015 to December 31, 2015	144

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$12
2014	130
2013	155
2012	121

Acquisitions
The Acquisitions segment focuses on acquiring, converting, and servicing policies from other insurance companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. The Company expects acquisition opportunities to continue to be available. However, the Company believes it may face increased competition and evolving capital requirements that may affect the environment and the form of future acquisitions.
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
The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage. On occasion, the Company's other operating segments have acquired companies and/or blocks of policies, such as the recent acquisition of USWC Holding Company ("US Warranty") which is included in the Asset Protection segment. These acquisitions are not included in the Acquisitions segment. The results of these acquisitions are included in the respective segment's financial results.
On January 15, 2016, PLICO completed a reinsurance transaction with Genworth Life and Annuity Insurance Company (“GLAIC”). Effective January 1, 2016, PLICO entered into a reinsurance agreement under the terms of which PLICO coinsures certain term life insurance business of GLAIC. This transaction allowed the Company to invest its capital and increase the scale of its Acquisitions segment.
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
The Company's fixed annuities include indexed annuities, single premium deferred annuities, and single premium immediate annuities. The Company's fixed annuities also include modified guaranteed annuities which guarantee an interest rate for a fixed period. Contract values for these annuities are "market-value adjusted" upon surrender prior to maturity. In certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates.
The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed annuity and VA sales:

Successor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2016	$727	$593	$1,320
For the period of February 1, 2015 to December 31, 2015	566	1,096	1,662

Predecessor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$28	$59	$87
2014	831	953	1,784
2013	693	1,867	2,560
2012	592	2,735	3,327
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
The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB") and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the "fixed rate" investment option in a 401(k) plan compared to the equity-based investment options which may be available to plan participants.
The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts. The Company's emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs. Most GICs and funding agreements the Company has written have maturities of one to twelve years.
The following table presents Stable Value Products sales:

Successor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2016	$190	$1,667	$1,857
For the period of February 1, 2015 to December 31, 2015	115	699	814

Predecessor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$—	$—	$—
2014	42	50	92
2013	495	—	495
2012	400	222	622
Asset Protection
The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, recreational vehicles ("RV"), watercraft, and powersports. In addition, the segment markets a guaranteed asset protection ("GAP") product. GAP coverage covers the difference between the loan pay-off amount and an asset's actual cash value in the case of a total loss. The segment's products are primarily marketed through a national network of approximately 8,500 automobile, marine, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.
On December 1, 2016, the Company, through its primary operating subsidiary, PLICO, acquired US Warranty and its affiliated operating subsidiaries via a stock purchase agreement. US Warranty, whose primary operating subsidiary is United States Warranty Corp., currently markets vehicle service contracts, GAP coverage, and a suite of ancillary automotive maintenance and protection products nationwide. This acquisition is expected to provide the Company's Asset Protection segment and US Warranty with expanded market reach, enhanced product and operational capabilities, and higher collective growth potential.

The following table presents the insurance and related product sales measured by the amount of single premiums and fees received:

Successor Company
Sales
(Dollars In Millions)
For the year ended December 31, 2016	$504
For the period of February 1, 2015 to December 31, 2015	482

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$37
2014	487
2013	470
2012	451
In 2016, all of the segment's sales were through the automobile, RV, marine, and powersports dealer distribution channel and approximately 75.1% of the segment's sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.
Corporate and Other
The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various financing and investment related transactions, and the operations of several small subsidiaries. The results of this segment may fluctuate from year to year.

Investments
As of December 31, 2016 (Successor Company), the Company's investment portfolio was approximately $50.7 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. On February 1, 2015, immediately before the Merger, the fair value of the Company's investment portfolio was significantly above the carrying value primarily due to low market interest rates. As a result of purchase accounting applied as of February 1, 2015, the carrying value of the Company's investment portfolio was adjusted to fair value which resulted in a drop in the overall yield of the Company's investment portfolio for the successor period. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 6, Investment Operations, and Note 8, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following table presents the investment results from continuing operations of the Company:

Successor Company
				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
For The Year Ended December 31, 2016	$51,526,733	$1,942,456	3.8%	$(40,288)	$72,911
February 1, 2015 to December 31, 2015	$46,040,220	$1,632,948	3.5%	$29,997	$(193,879)

Predecessor Company
		Realized Investment Gains (Losses)
For The Period of	Net Investment Income	Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
January 1, 2015 to January 31, 2015	$175,180	$(123,274)	$80,672

Predecessor Company
				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
For The Year Ended December 31,		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2014	$46,531,371	$2,197,724	4.7%	$(346,878)	$198,127
2013	44,751,600	1,918,081	4.9	188,131	(145,984)
2012	37,640,971	1,862,332	4.9	(238,480)	172,149
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2016 (Successor Company), the Company's mortgage loan holdings were approximately $6.1 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company's investment in mortgage loans, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Mortgage Loans to the consolidated financial statements included herein.

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

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A2
West Coast Life Insurance Company	A+	A+	AA-	A2
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Protective Property & Casualty Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A+	A+	A2
The Company's ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the financial strength ratings of the Company's insurance subsidiaries, including as a result of the Company's status as a subsidiary of Dai-ichi Life.
Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company's securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company's access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral. The rating agencies may take various actions, positive or negative, with respect to the Company's debt ratings, including as a result of the Company's status as a subsidiary of Dai-ichi Life.

Life Insurance In-Force
The following table presents life insurance sales by face amount and life insurance in-force:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
				2014	2013	2012
	(Dollars In Thousands)		(Dollars In Thousands)
New Business Written
Life Marketing	$48,654,140	$37,677,352	$3,425,214	$35,967,402	$39,107,963	$20,488,483
Asset Protection	646,225	641,794	58,345	878,671	1,040,593	1,013,484
Total	$49,300,365	$38,319,146	$3,483,559	$36,846,073	$40,148,556	$21,501,967

	Successor Company		Predecessor Company
	As of December 31,		As of December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)		(Dollars In Thousands)
Business Acquired Acquisitions	$83,285,951	$—	$—	$44,812,977	$—
Insurance In-Force at End of Year(1)
Life Marketing	$590,021,218	$565,858,830	$546,994,786	$535,747,678	$521,829,874
Acquisitions	263,771,251	199,482,477	215,223,031	235,552,325	212,812,930
Asset Protection	1,721,641	1,910,691	2,055,873	2,149,324	2,243,597
Total	$855,514,110	$767,251,998	$764,273,690	$773,449,327	$736,886,401

(1)
Reinsurance assumed has been included, reinsurance ceded (Successor 2016 - $348,994,650; 2015 - $368,142,294); (Predecessor 2014 - $388,890,060; 2013 - $416,809,287; 2012 - $444,950,866) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Successor Company
As of December 31,	Ratio of Voluntary Termination
2016	4.9%
2015	4.2

Predecessor Company
As of December 31,	Ratio of Voluntary Termination
2014	4.7%
2013	5.1
2012	5.0

Investment Products In-Force
The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company's financial statements as liabilities related to separate accounts.

Successor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2016	$3,501,636	$10,642,115	$13,244,252
2015	2,131,822	10,719,862	12,829,188

Predecessor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2014	$1,959,488	$10,724,849	$13,383,309
2013	2,559,552	10,832,956	13,083,735
2012	2,510,559	10,107,365	10,152,515
Underwriting
The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application, and in some cases, third party medical information providers, inspection reports, credit reports, attending physician statements and/or the results of a medical exam to determine whether a policy should be issued as applied for, other than applied for, or rejected. Substandard risks may be referred to reinsurers for evaluation. The Company does utilize a "simplified issue" approach for certain policies which are primarily sold through the Asset Protection segment. In the case of "simplified issue" policies, coverage is rejected if the responses to certain health questions contained in the application, or the applicant's inability to make an unqualified health certification, indicate adverse health of the applicant.
The Company's insurance subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant's age. Blood samples are tested for a wide range of chemical values and are screened for antibodies to certain viruses. Applications also contain questions permitted by law regarding certain viruses which must be answered by the proposed insureds.
The Company utilizes an advanced underwriting system, TeleLife®, for certain product lines in life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements.
The Company's maximum retention limit on directly issued business is $5,000,000 for any one life on certain of its traditional life and universal life products.
Reinsurance Ceded
The Company's insurance subsidiaries cede life insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company has also reinsured guaranteed minimum death benefit ("GMDB") claims relative to certain of its VA contracts.
For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded approximately 90% of its newly written traditional life insurance business on a first dollar quota share basis under coinsurance contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to yearly renewable term ("YRT") reinsurance. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
For approximately 15 years prior to 2012, the Company reinsured 90% of the mortality risk on the majority of its newly written universal life insurance on a YRT basis. During 2012, the Company moved to reinsure only amounts in excess of its $2,000,000 retention, which was increased to $5,000,000 during 2016, for the majority of its newly written universal life insurance.

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
Federal Taxes
In general, existing law exempts policyholders from current taxation on the increase in value of their life insurance and annuity products during these products’ accumulation phase. This favorable tax treatment gives certain of the Company's products a competitive advantage over non-insurance products. If tax laws are revised such that there is an elimination or scale-back of this tax deferral, or competing non-insurance products are granted similar tax deferrals, then the relative attractiveness of the Company's products may be reduced or eliminated.

The Company is subject to corporate income, excise, franchise, and premium taxes. It currently benefits from certain special tax benefits, such as deductions relating to its variable products' separate accounts and its future policy benefits and claims. Legislation could be enacted that would cause the Company to lose some or all of these deductions and therefore incur additional tax expense. In addition, life insurance products are often used to fund estate tax obligations. Changes to estate tax laws may affect the demand for life insurance products. There is general uncertainty regarding the taxes to which the Company and its products will be subject to in the future. The Company cannot predict what changes to tax law will occur.

The Company's insurance subsidiaries are taxed in a manner similar to other life insurance companies in the industry. Certain restrictions apply to the inclusion of recently-acquired life insurance companies into the Company's consolidated income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses may cause the Company's income tax expense to increase.

The Company's decreased reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes, offset by an increase in deferred taxes. The Company allocates the benefits of reduced current taxes to the Life Marketing and Acquisition segments. The profitability and competitive position of certain products is dependent on the continuation of existing tax law and the Company's ability to generate future taxable income.

Recently there has been a significant amount of discussion regarding reforming the federal income tax system. There is general uncertainty regarding the manner in which taxable income will be determined, and the rate at which such income will be taxed, in the future. The Company cannot predict whether changes to tax law will occur, or if they do occur, whether such changes will adversely affect the Company, its business, or its policyholders.
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
Risk Management
Risk management is a critical part of the Company's business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, and technology. The Company's Enterprise Risk Management office, under the direction of the Chief Risk Officer, along with other departments, management groups and committees, have responsibilities for managing different risks throughout the Company. Risk management includes the assessment of risk, a decision process which includes determining which risks are acceptable and the monitoring and management of identified risks on an ongoing basis. The primary objective of these risk management processes is to determine the acceptable level of variations the Company experiences from its expected results and to implement strategies designed to limit such variations to these levels.
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
Under the insurance guaranty fund laws of most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.

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

The states in which the Company's insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries' ability to pay dividends to the Company. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are considered extraordinary and are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2017 is approximately, in the aggregate, $423.7 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without prior approval by state regulatory authorities.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer. Some NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in various states without affirmative action by those states. The Uniform Laws Commission’s revisions to model regulations affecting unclaimed property have prompted states to re-examine and, in some cases, change their own unclaimed property laws. These laws have resulted in exams conducted by the NAIC and on a state-by-state basis and could result in findings that adversely affect the Company. Additionally, regulatory actions with prospective impact can potentially have a significant adverse impact on currently sold products.

At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, the impact of such legislation on the Company.

The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the "Healthcare Act"). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company's expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company's ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Healthcare Act, any amendments or modifications thereto, or any regulatory pronouncement made thereunder, could have a significant impact on the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted and others are likely to be adopted in the future that will have an impact upon the Company.

Dodd-Frank also created the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the U.S. Commodity Futures Trading Commission. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB, and the CFPB’s jurisdiction over non-banks may affect the Company’s lending practices. In addition, Dodd-Frank includes a framework of regulation of over-the-counter ("OTC") derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The Company uses derivatives to mitigate a wide range of risks in connection with its business, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to have an impact on the Company.

The Company is subject to regulations adopted by the United States Department of Labor that affect a variety of products and services provided to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act ("ERISA"). The regulations significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a “fiduciary” when providing investment advice with respect to ERISA plans or Individual Retirement Accounts (“IRAs”). The Department of Labor also issued amendments to long-standing exemptions from the provisions of ERISA and the Code that prohibit fiduciaries from engaging in certain types of transactions (“Prohibited Transaction Exemptions”) and adopted new Prohibited Transaction Exemptions. These amended and new Prohibited Transaction Exemptions appear to increase significantly the conditions that must be satisfied by fiduciaries in order to receive traditional forms of commission, such as sales commissions, for sales of insurance products to ERISA plans, plan participants and IRAs. The Department of Labor has also provided interpretive guidance with respect to these new regulations, and may provide additional guidance, which may limit the dampening effect that the new regulations may ultimately have upon sales of certain of our products. Speculation regarding possible delays in the implementation of the new regulations has created uncertainty among distributors of our products, and this uncertainty continues to have an impact upon sales. Our current distributors may limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant.

Certain life insurance policies, contracts, and annuities offered by the Company’ are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority ("FINRA") examine or investigate the activities of broker-dealers and investment advisors, including the Company's affiliated broker-dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities’ supervision of those persons.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, cybersecurity regulation, technology and data regulations, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and, because the Company owns and operates real property, state, federal, and local environmental laws.The Company may also be subject to regulations influenced by or related to international regulatory authorities or initiatives. The Company's sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority ("JFSA"). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries. Domestically, the NAIC may be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes of the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Changes in laws and regulations or in interpretations thereof, or to initiatives or regulatory structures or schemes of international regulatory bodies, which are applicable to the Company could have a significant adverse impact on the Company.
Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included herein.
Employees
As of December 31, 2016, the Company had approximately 2,719 employees, of which 2,667 were full-time and 52 were part-time employees. Included in the total were approximately 1,526 employees in Birmingham, Alabama, of which 1,517 were full-time and 11 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2016 was approximately $15.4 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 17, Stock-Based Compensation and Note 18, Employee Benefit Plans to our consolidated financial statements for additional information.
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
The Company makes available free of charge through its website, www.protective.com, the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company's website is not part of this or any other report filed with or furnished to the SEC. The Company will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P.O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.
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
Executive Officers
As of December 31, 2016, the Company's executive officers were as follows:

Name	Age	Position
John D. Johns	64	Chairman, Chief Executive Officer and a Director
Richard J. Bielen	56	President, Chief Operating Officer and a Director
D. Scott Adams	52	Executive Vice President and Chief Administrative Officer
Mark L. Drew	55	Executive Vice President and General Counsel
Deborah J. Long	63	Executive Vice President, Chief Legal Officer and Secretary
Michael G. Temple	54	Executive Vice President, Finance and Risk
Carl S. Thigpen	60	Executive Vice President and Chief Investment Officer
Steven G. Walker	57	Executive Vice President, Chief Financial Officer and Controller
All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers are related to any director of the Company or to any other executive officer.
Mr. Johns has been Chairman of the Board of the Company since January 2003, and President and Chief Executive Officer of the Company since December 2001. He has been a director of the Company since May 1997. From August 1996 to January 2016, Mr. Johns also served as President of the Company. Mr. Johns has been employed by the Company and its subsidiaries since 1993.

Mr. Bielen has been President and Chief Operating Officer of the Company since January 2016. From June 2007 to January 2016, Mr. Bielen served as Vice Chairman and Chief Financial Officer of the Company. From August 2006 to June 2007, Mr. Bielen served as Executive Vice President, Chief Investment Officer, and Treasurer of the Company. Mr. Bielen became a director of the Company on February 1, 2015. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.
Mr. Adams has been Executive Vice President and Chief Administrative Officer of the Company since January 2016. From April 2006 to January 2016, Mr. Adams served as Senior Vice President and Chief Human Resources Officer of the Company.

Mr. Drew has been Executive Vice President and General Counsel of the Company since August 2016. From 2006 to August 2016, Mr. Drew served as Managing Shareholder of Maynard Cooper & Gale, P.C., a Birmingham, Alabama based law firm, where Mr. Drew worked from 1988 until July 2016.
Ms. Long has been Executive Vice President, Chief Legal Officer, and Secretary of the Company since August 2016. From January 2016 to August 2016, Ms. Long served as Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of the Company. From March 2007 to August 2016, Ms. Long served as Executive Vice President, General Counsel, and Secretary of the Company. Ms. Long has been employed by the Company and its subsidiaries since 1994.
Mr. Temple has been Executive Vice President, Finance and Risk of the Company since November 2016. From January 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of the Company. From December 2012 to January 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of the Company. Prior to joining the Company, Mr. Temple served as Senior Vice President and Chief Risk Officer at Unum Group, an insurance company in Chattanooga, Tennessee.

Mr. Thigpen has been Executive Vice President and Chief Investment Officer of the Company since June 2007. From January 2002 to June 2007, Mr. Thigpen served as Senior Vice President and Chief Mortgage and Real Estate Officer of the Company. Mr. Thigpen has been employed by the Company and its subsidiaries since 1984.

Mr. Walker has been Executive Vice President, Chief Financial Officer, and Controller of the Company since January 2016. From March 2004 to January 2016, Mr. Walker served as Senior Vice President, Chief Accounting Officer and Controller of the Company. Mr. Walker has been employed by the Company and its subsidiaries since 2002.

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

As of February 1, 2015, the date of completion of our merger, all of our common stock is owned by Dai-ichi Life Insurance Company, Limited. (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”). As the holder of 100% of our voting stock, Dai-ichi Life is entitled to elect all of our directors, to approve any action requiring the approval of the holders of our voting stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets, and to prevent any transaction that requires the approval of stockholders. Dai-ichi Life has effective control over our affairs, policies and operations, such as the appointment of management, future issuances of our securities, the payments of distributions by us, if any, in respect of our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions, and Dai-ichi Life's interests may not in all cases be aligned with the interests of investors, including holders of our debt securities. Additionally, our credit agreement and indentures permit us to pay dividends and make other restricted payments to Dai-ichi Life under certain circumstances, and Dai-ichi Life may have an interest in our doing so. In addition, Dai-ichi Life has no obligation to provide us with any additional debt or equity financing.

The Company is exposed to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, earthquake, disease, epidemic, pandemic, malicious act, cyber-attack, terrorist act, or the occurrence of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short- or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. Certain of these events could also adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the Company’s business within such geographic areas and/or the general economic climate. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations. The Company’s risk management efforts and other precautionary plans and activities may not adequately predict the impact on the Company from such events.

A disruption affecting the electronic systems of the Company or those on whom the Company relies could adversely affect the Company's business, financial condition and results of operations.

In conducting its business, the Company relies extensively on various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company's business partners, counterparties, service providers and distributors also rely on such systems, as do securities exchanges and financial markets that are important to the Company's ability to conduct its business. These systems or their functionality could be disabled, disrupted, damaged or destroyed by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, unauthorized tampering, physical or electronic break-ins or other security breaches, acts of war or terrorism, human error, system failures, failures of power or water supply, or the loss or malfunction of other utilities or services. They may also be disabled, disrupted, damaged or destroyed by natural events such as storms, tornadoes, fires, floods or earthquakes. While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Disruption, damage or destruction of any of these systems could cause the Company or others on whom the Company relies to be unable to conduct business for an extended period of time or could result in significant expenditures to replace, repair or reinstate functionality, which could materially adversely impact the Company's business and its financial condition and results of operations.

Confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated, damaging the Company's business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counterparties and service providers. The Company’s business partners, counterparties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional or unintentional breach or compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration or destruction of the confidential information retained by or on behalf of the Company, or the inability of the Company to conduct business for an indeterminate amount of time. Any of these events or circumstances could damage the Company’s business and reputation, and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s business operations, reputation and customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate and implement effective preventative or detective measures against security breaches of all types because the techniques used change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources or parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our system to deliberately or inadvertently disclose sensitive information in order to gain access to our data or that of our customers or clients.

Cyber threats and related legal and regulatory standards applicable to our business are rapidly evolving and may subject the Company to heightened legal standards, new theories of liability and material claims and penalties that we cannot currently predict or anticipate.  As cyber threats and applicable legal standards continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures and computer systems, and to investigate and remediate any information security vulnerabilities. If the Company experiences security events or other technological failures, it may be subject to regulatory inquiries or proceedings, litigation or reputational damage or be required to pay claims, fines or penalties. While the Company has experienced cyber-attacks in the past, and to date the Company has not suffered any material harm or loss relating to cyber-attacks or other information security breaches at the Company or its counterparties, there can be no assurance that the Company will not suffer such losses in the future.

The Company's results and financial condition may be negatively affected should actual experience differ from management's assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding mortality, morbidity, persistency, expenses, interest rates, equity markets, tax, business mix, casualty, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions are used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company's balance sheet. These assumptions are also used in the operation of the Company's business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company's actual experience, as well as changes in estimates, is used to prepare the Company's financial statements. To the extent the Company's actual experience and changes in estimates differ from original estimates, the Company's financial condition may be adversely affected.

Mortality, morbidity, and casualty assumptions incorporate underlying assumptions about many factors. Such factors may include, for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience may differ from expectations. In addition, continued activity in the viatical, stranger-owned, and/or life settlement industry could cause the Company's level of lapses to differ from its assumptions about persistency and lapses, which could negatively impact the Company's performance.

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

The Company’s Acquisitions segment focuses on the acquisitions of companies and business operations, and the coinsurance of blocks of insurance business, all of which have increased the Company’s earnings. However, there can be no assurance that the Company will have future suitable opportunities for, or sufficient capital available to fund, such transactions. If our competitors have access to capital on more favorable terms or at a lower cost, our ability to compete for acquisitions may be diminished. In addition, there can be no assurance that the Company will be able to realize any projected operating efficiencies or achieve the anticipated financial results from such transactions.

The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company, its affiliates, or other parties to the transaction may be unable to obtain regulatory approvals required to complete an acquisition transaction. If the Company identifies and completes suitable acquisitions, it may not be able to successfully integrate the business in a timely or cost-effective manner, or retain key personnel and business relationships necessary to achieve anticipated financial results. In addition, there may be unforeseen liabilities that arise in connection with businesses or blocks of insurance business that the Company acquires or reinsures. Additionally, in connection with its acquisition transactions that involve reinsurance, the Company assumes, or otherwise becomes responsible for, the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

Assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect the Company.

On October 1, 2013, the Company completed the acquisition of MONY Life Insurance Company ("MONY") from AXA Financial, Inc. MONY was converted from a mutual insurance company to a stock corporation in accordance with its Plan of Reorganization dated August 14, 1998, as amended. In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for the benefit of policyholders who owned certain individual insurance policies of MONY in force as of the date of demutualization. Please refer to Note 5, MONY Closed Block of Business, to the consolidated financial statements for a more detailed description of the Closed Block.

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

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, variable annuity deposits are invested in funds managed by third parties, and certain modified coinsurance assets are managed by third parties. The Company also enters into derivative transactions with various counterparties and clearinghouses. The Company may rely upon third parties to administer certain portions of its business or business that it reinsures. Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company has developed risk management policies and procedures and expects to continue enhancing them in the future. Nonetheless, the Company's policies and procedures to identify, monitor, and manage both internal and external risks may not predict future exposures, which could be different or significantly greater than expected.

These identified risks may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company, or those that it currently deems to be immaterial, may adversely affect its business, financial condition and/or operating results.

The Company's strategies for mitigating risks arising from its day-to-day operations may prove ineffective resulting in a material adverse effect on its results of operations and financial condition.

The Company's performance is highly dependent on its ability to manage risks that arise from a large number of its day-to-day business activities, including, but not limited to, policy pricing, reserving and valuation, underwriting, claims processing, policy administration and servicing, administration of reinsurance, execution of its investment and hedging strategy, financial and tax reporting, and other activities, many of which are very complex. The Company also may rely on third parties for such activities. The Company seeks to monitor and control its exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unanticipated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by the Company or a failure on the part of employees or third parties upon which the Company relies in this regard, may have a material adverse effect on the Company's financial condition or results of operations.

Events that damage our reputation could adversely impact our business, results of operations or financial condition.

There are events which could harm our reputation, including, but not limited to, regulatory investigations, legal proceedings, and cyber or other information security events. Depending on the severity of damage to our reputation, our sales of new business and/or retention of existing business could be negatively impacted, and our ability to compete for acquisition transactions or engage in financial transactions may be diminished, all of which could adversely affect our results of operations or financial condition.

Risks Related to the Financial Environment

Interest rate fluctuations and sustained periods of low or high interest rates could negatively affect the Company's interest earnings and spread income, or otherwise impact its business.

Significant changes in interest rates expose the Company to the risk of not earning anticipated interest on products without significant account balances, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on in-force policies and contracts that have significant account balances. Both rising and declining interest rates as well as sustained periods of low interest rates could negatively affect the Company's interest earnings and spread income.

Lower interest rates may also result in lower sales of certain of the Company's life insurance and annuity products. Additionally, during periods of declining or low interest rates, certain previously issued life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when the Company's investments earn lower returns. Certain of the Company's life insurance and annuity products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income or may earn less interest on its investments than it is required to credit to policyholders should interest rates decrease significantly and/or remain low for sustained periods. Additionally, the profitability of certain of the Company's life insurance products that do not have significant account balances could be reduced should interest rates decrease significantly and/or remain low for sustained periods.

The Company's expectations for future interest earnings and spreads are important components in amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA"), and significantly lower interest earnings or spreads may accelerate amortization, thereby reducing net income in the affected reporting period. Sustained periods of low interest rates could also result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with the Company's products.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed-income securities within the Company's investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company's financial condition and results of operations, including earnings, equity (including accumulated other comprehensive income (loss) ("AOCI")), and statutory risk-based capital ratios.

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

Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits ("GMDB") and guaranteed living withdrawal benefits ("GLWB") incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income and an adverse impact to the statutory capital and risk-based capital ratios of the Company's insurance subsidiaries.

The amortization of DAC relating to variable products and the estimated cost of providing GMDB and GLWB incorporate various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of DAC and the cost of providing GMDB and GLWB could increase if equity market performance is worse than assumed.

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

Significant volatility or disruption in domestic or foreign credit markets, including as a result of social or political unrest or instability, could have an adverse impact in several ways on either the Company's financial condition or results from operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed-income instruments in the Company's investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company's investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within the Company's investment portfolio.

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

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries or the debt ratings of the Company could adversely affect the Company in many ways, including, but not limited to, reducing new sales of insurance and investment products, adversely affecting relationships with distributors and sales agents, increasing the number or amount of policy surrenders and withdrawals of funds, requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive, and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under certain contractual obligations, including reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

Rating organizations also publish credit ratings for issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to the Company’s overall ability to access credit markets and other types of liquidity. Credit ratings are not recommendations to buy the Company’s securities or products. Downgrades of the Company’s credit ratings, or an announced potential downgrade or other negative action, could have a material adverse effect on the Company’s financial conditions and results of operations in many ways, including, but not limited to, limiting the Company’s access to capital markets, increasing the cost of debt, impairing its ability to raise capital to refinance maturing debt obligations, limiting its capacity to support the growth of its insurance subsidiaries, requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions, and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

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

Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, a certain portion of its assets are relatively illiquid. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust its liquid assets and be forced to liquidate other assets, perhaps at a loss or on other unfavorable terms. If the Company is forced to dispose of assets at a loss or on unfavorable terms, it could have an adverse effect on the Company's financial condition, the degree of which would vary in relation to the magnitude of the unexpected surrender or withdrawal activity.

Disruption of the capital and credit markets could negatively affect the Company's ability to meet its liquidity and financing needs.

The Company needs liquidity to meet its obligations to its policyholders and its debt holders, and to pay its operating expenses. The Company's sources of liquidity include insurance premiums, annuity considerations, deposit funds, cash flow from investments and assets, and other income from its operations. In normal credit and capital market conditions, the Company's sources of liquidity also include a variety of short-term and long-term borrowing arrangements, including issuing debt securities.

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

Economic trends may worsen in 2017, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

The Company may be required to establish a valuation allowance against its deferred tax assets, which could have a material adverse effect on the Company's results of operations, financial condition, and capital position.

Deferred tax assets are attributable to certain differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets represent future savings of taxes that would otherwise be paid in cash. In general, the realization of the deferred tax assets is dependent upon the generation of sufficient future ordinary and capital taxable income. If it is determined that a certain deferred tax asset cannot be realized, then a deferred tax valuation allowance must be established, with a corresponding charge to either adjusted operating income or other comprehensive income (depending on the nature of the deferred tax asset).

Based on the Company's current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $9.2 million and $7.4 million as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively, related to state operating loss carryforwards which are more likely than not to expire unutilized. If future events differ from the Company's current forecasts, an additional valuation allowance may need to be established, which could have a material adverse effect on the Company's results of operations, financial condition, or capital position.

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

The Company makes assumptions regarding the fair value and expected future performance of its investments. Expectations that the Company's investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and consider the performance of the underlying assets. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on the Company's holdings of these types of securities. In addition, expectations that the Company's investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of the Company's investments in corporate securities and/or debt obligations will perform worse than current expectations. The occurrence of any of the foregoing events could lead the Company to recognize write-downs within its portfolio of mortgage and asset-backed securities or its portfolio of corporate securities and/or debt obligations. It is also possible that such unanticipated events would lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements. The Company also makes certain assumptions when utilizing internal models to value certain of its investments. It is possible that actual results will differ from the Company's assumptions. Such events could result in a material change in the value of the Company's investments.

Adverse actions of certain funds or their advisers could have a detrimental impact on the Company's ability to sell its variable life and annuity products, or maintain current levels of assets in those products.

Certain of the Company's insurance subsidiaries have arrangements with various open-end investment companies, or "mutual funds", and the investment advisers to those mutual funds, to offer the mutual funds as investment options in the Company's variable life and annuity products. It is possible that the termination of one or more of those arrangements by a mutual fund or its adviser could have a detrimental impact on the company's ability to sell its variable life and annuity products, or maintain current levels of assets in those products, which could have a material adverse effect on the Company's financial condition and results of operations.

The amount of statutory capital or risk-based capital that the Company has and the amount of statutory capital or risk-based capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of the Company’s control.

The Company primarily conducts business through licensed insurance company subsidiaries. Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life and property and casualty companies. The risk-based capital formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks. The risk-based capital formula for property and casualty companies establishes capital requirements relating to asset, credit, underwriting, and certain other risks.

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, credit market volatility, changes in consumer behavior, and changes to the NAIC risk-based capital formula. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and risk-based capital ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its risk-based capital ratio.

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

The Company operates as a holding company for its insurance and other subsidiaries and does not have any significant operations of its own. The Company's primary sources of funding are dividends from its operating subsidiaries, revenues from investment, data processing, legal, and management services rendered to subsidiaries, investment income, and external financing. These funding sources support the Company's general corporate needs including its debt service. If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, it may be required to raise funds through the incurrence of debt, or the sale of assets.

The states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the subsidiaries' ability to pay dividends and make other payments to the Company. State insurance regulators may prohibit the payment of dividends or other payments to the Company by its insurance subsidiaries if they determine that the payments could be adverse to the insurance subsidiary or its policyholders or contract holders.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. At the federal level, bills are routinely introduced in both chambers of the United States Congress that could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.

The Company may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives.

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

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published an evolving methodology for identifying “global systemically important insurers” (“G-SIIs”) and high-level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated nine insurance groups as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. Although neither the Company nor Dai-ichi Life has been designated as a G-SII, the list of designated insurers will be updated annually by the FSB. It is possible that the greater size and reach of the combined group as a result of the Company becoming a subsidiary of Dai-ichi Life, or a change in the methodologies or their application, could lead to the combined group’s designation as a G-SII.

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

The Company’s sole stockholder, Dai-ichi Life, is also subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries, which could limit the ability of the Company to engage in certain transactions or business initiatives.

While it is not yet known how or the extent to which the Company will be impacted by these regulations, the Company may experience increased costs of compliance, increased disclosure, less flexibility in capital management, and more burdensome regulation and capital requirements for specific lines of business. In addition, such regulations could impact the business of the Company and its reserve and capital requirements, financial condition or results of operations.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, variable annuity reserves and capital treatment, certain aspects of insurance holding company reporting and disclosure, reinsurance, cybersecurity practices, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted principles-based reserving methodologies for life insurance and annuity reserves, but additional formulas and/or guidance relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, governance practices of insurers, and other items. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

The Company’s use of captive reinsurance companies to finance statutory reserves related to its term and universal life products and to reduce volatility affecting its variable annuity products may be limited or adversely affected by regulatory action, pronouncements and interpretations.

The Company currently uses affiliated captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX,” which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk-based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with certain of the Company’s variable annuity products.

The NAIC has adopted Actuarial Guideline XLVIII ("AG48") and the substantially similar "Term and Universal Life Insurance Reserve Financing Model Regulation" (the "Reserve Model") which establish national standards for new reserve financing arrangements for term life insurance and universal life insurance with secondary guarantees. AG48 and the Reserve Model govern collateral requirements for captive reinsurance arrangements. In order to obtain reserve credit, AG48 and the Reserve Model require a minimum level of funds, consisting of primary and other securities, to be held by or on behalf of ceding insurers as security under each captive life reinsurance treaty. As a result of AG48 and the Reserve Model, the implementation of new captive structures in the future may be less capital efficient, lead to lower product returns and/or increased product pricing, or result in reduced sales of certain products. In some circumstances, AG48 and the Reserve Model could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

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

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company; State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014; dismissal reversed by the West Virginia Supreme Court of Appeals on June 16, 2015; Petition for Rehearing filed by Defendant insurance companies denied on September 21, 2015). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations.

The Company is subject to insurance guaranty fund laws, rules and regulations that could adversely affect the Company's financial condition or results of operations.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.

The Company is subject to insurable interest laws, rules and regulations that could adversely affect the Company's financial condition or results of operations.

The purchase of life insurance products is limited by state insurable interest laws, which in most jurisdictions require that the purchaser of life insurance name a beneficiary that has some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws. To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be incorrect, which could adversely affect the Company's financial condition or results of operations.

The Healthcare Act and related regulations could adversely affect the results of operations or financial condition of the Company.

The Company is subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, any amendments or modifications thereto, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

Laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect the results of operations or financial condition of the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareowners, and the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted and others are likely to be adopted in the future that will have an impact upon the Company. Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non-bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve as a SIFI. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has conducted multiple rounds of SIFI designation consideration. However, this process is still new, and the FSOC continues to make changes to its process for designating a company as a SIFI. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, but excluding investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. The CFPB has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and issued a rule in 2016 amending regulations under the Home Mortgage Disclosure Act that requires the Company to, among other things, collect and disclose extensive data related to its lending practices. At this time, the rule relates to reporting data relative to Company loans made on multi-family apartments, seniors living housing, manufactured housing communities and any mixed-use properties which contain a residential component. It is unclear at this time how burdensome compliance with this or other rules promulgated under the Home Mortgage Disclosure Act will become.

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

Numerous provisions of Dodd-Frank require the adoption of implementing rules and/or regulations. The process of adopting such implementing rules and/or regulations have in some instances been delayed beyond the timeframes imposed by Dodd-Frank. Until the various final regulations are promulgated pursuant to Dodd-Frank, the full impact of the regulations on the Company will remain unclear. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with Dodd-Frank may impact the Company in many ways, including but not limited: placing the Company at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for the Company to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or causing historical market behavior or statistics utilized by the Company in connection with its efforts to manage risk and exposure to no longer be predictive of future risk and exposure or otherwise have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

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

The Department of Labor has provided interpretive guidance with respect to these new regulations, and may provide additional guidance, which may limit the dampening effect that the new regulations may ultimately have upon sales of certain of our products. Speculation regarding possible delays in the implementation of the new regulations has created uncertainty among distributors of our products, and this uncertainty continues to have an impact upon sales. Our current distributors may limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. The foregoing could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

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

The Company is subject to conditions and requirements set forth in the Telephone Consumer Protection Act (“TCPA”), which places restrictions on the use of automated telephone and facsimile machines. Class action lawsuits alleging violations of the act have been filed against a number of companies, including life insurance carriers. These class action lawsuits contain allegations that defendant carriers were vicariously liable for the alleged wrongful conduct of agents who violated the TCPA. Some of the class actions have resulted in substantial settlements against other insurers. Any such actions against the Company could result in a material adverse effect upon our financial condition or results of operations.

Other types of regulation that could affect the Company and its subsidiaries include, but are not limited to, insurance company investment laws and regulations, state statutory accounting and reserving practices, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, cybersecurity regulation, technology and data regulations, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including laws in Alabama where over half of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

In general, existing law exempts policyholders from current taxation on the increase in value of most insurance and annuity products during these products’ accumulation phase. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the law is revised to either reduce the tax-deferred status of life insurance and annuity products, or to establish the tax-deferred status of competing products, then all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell their products. Furthermore, such changes would generally cause increased surrenders of existing life insurance and annuity products. For example, a change in law that further restricts the deductibility of interest expense when a business owns a life insurance product would result in increased surrenders of these products.

The Company is subject to corporate income, excise, franchise, and premium taxes. Current tax law provides certain benefits to the Company, such as the dividends-received deduction, the deferral of current taxation on derivatives' and securities' economic income, and the deduction for future policy benefits and claims. Legislation has been proposed which would either materially change or eliminate these benefits. In general, these proposals would cause the Company to pay higher current taxes, offset (in whole or in part) by a reduction in its deferred taxes. However, the proposal regarding the dividends-received deduction would cause the Company's net income, comprehensive income, and shareowner’s equity to decrease. Whether these proposals will be enacted, and if so, whether they will be enacted as described above, is uncertain.

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

Recently, there has been a significant amount of discussion regarding reforming the federal income tax system. There is general uncertainty regarding the manner in which taxable income will be determined, as well as the rate at which such income will be taxed, in the future. The Company cannot predict whether changes to tax law will occur, or, if they do occur, whether such changes will adversely affect the Company, its business, or its policyholders.

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

The Company is required to comply with accounting principles generally accepted in the United States (“GAAP”). A number of organizations are instrumental in the development and interpretation of GAAP such as the SEC, the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”). GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company. GAAP includes the requirement to carry certain assets and liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this sensitivity, changes in these fair values may cause increased levels of volatility in the Company’s financial statements.

The FASB is working on several projects that could result in significant changes to GAAP. Furthermore, the SEC is considering whether and how to incorporate International Financial Reporting Standards ("IFRS") into the U.S. financial reporting system. While the SEC has indicated that it does not intend to take action on IFRS in the near term, these potential changes would impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure. Such changes would affect how we manage our business, as it will likely affect business processes such as the design of products and compensation plans. The Company is unable to predict whether, and if so, when the FASB projects will be adopted and/or implemented, or the degree to which IFRS will be incorporated into the U.S. financial reporting system.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Certain NAIC pronouncements related to accounting and reporting matters take effect automatically without affirmative action by the states, and various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company’s insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company. For additional information regarding pending NAIC reforms, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition.

Goodwill is the excess of the purchase price in an acquisition over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances such as adverse changes in the business climate indicate that the fair value of the operating unit may be less than the carrying value of that operating unit. We perform our annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the operating segment level.

The estimated fair value of the operating segment is impacted by the performance of the business, which may be adversely impacted by prolonged market declines or other circumstances. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill, and notes 2 and 12 of the notes to the consolidated financial statements for additional information.

The Company's indefinite lived intangible assets represent the value of the Company's insurance licenses on the date of the Merger. These assets are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate that the fair value of the indefinite lived intangibles is less than the carrying value. We perform our annual impairment testing of indefinite lived intangibles during the fourth quarter of each year. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment. If it is determined that the indefinite lived intangibles have been impaired, we must write them down by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position.

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

The number of life reinsurers has remained relatively constant in recent years. If the reinsurance market contracts in the future, the Company’s ability to continue to offer its products on terms favorable to it could be adversely impacted.

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

The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, a captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including, but not limited to, continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted.

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

The Company also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party's intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by the Company's products, methods, processes, or services. Any party that holds such a patent could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for infringement of copyright and trademarks, violation of trade secrets, or breach of license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If the Company were found to have infringed third party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on the Company's business, results of operations, and financial condition.
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
The Company leases administrative and marketing office space in 20 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.7 million.
The Company believes its properties are adequate and suitable for the Company's business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.
Item 3.    Legal Proceedings
To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject. For additional information regarding legal proceedings see Item 1A, Risk Factors, and Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements, each included herein.
Item 4.    Mine Safety Disclosure—Not Applicable

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 1, 2015 the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, (now known as Dai-ichi Life Holdings, Inc., "Dai-ichi Life"), and as a result there is no market for our Common Stock, of which all shares are owned by Dai-ichi Life. Prior to February 1, 2015 the Company's Common Stock was listed on the New York Stock Exchange, but was delisted in connection with our becoming a wholly owned subsidiary of Dai-ichi Life.
The Company paid $89.3 million of dividends during the year ended December 31, 2016 to its parent, Dai-ichi Life. In the future, the Company expects to pay cash dividends to its parent, Dai-ichi Life, subject to its earnings and financial condition, regulatory requirements, capital needs, and other relevant factors. The Company's ability to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources" included herein. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are domesticated. See Item 1, Business, "Regulation". The historical trading ranges of the Company's equity shares and related dividends are set forth below for the noted periods.

Item 6.    Selected Financial Data

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
				2014	2013	2012
	(Dollars In Thousands)		(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$3,407,931	$3,008,050	$261,866	$3,297,768	$2,981,651	$2,814,278
Reinsurance ceded	(1,314,716)	(1,154,978)	(89,956)	(1,373,597)	(1,377,195)	(1,345,836)
Net of reinsurance ceded	2,093,215	1,853,072	171,910	1,924,171	1,604,456	1,468,442
Net investment income	1,942,456	1,632,948	175,180	2,197,724	1,918,081	1,862,332
Realized investment gains (losses):
Derivative financial instruments	(40,288)	29,997	(123,274)	(346,878)	188,131	(238,480)
All other investments	90,659	(166,886)	81,153	205,402	(123,537)	231,035
Other-than-temporary impairment losses	(32,075)	(28,659)	(636)	(2,589)	(10,941)	(66,188)
Portion recognized in other comprehensive income (before taxes)	14,327	1,666	155	(4,686)	(11,506)	7,302
Net impairment losses recognized in earnings	(17,748)	(26,993)	(481)	(7,275)	(22,447)	(58,886)
Other income	415,653	388,531	36,421	430,428	394,315	358,563
Total revenues	4,483,947	3,710,669	340,909	4,403,572	3,958,999	3,623,006
Total benefits and expenses	3,889,950	3,310,827	339,727	3,820,283	3,368,626	3,170,035
Income before income tax	593,997	399,842	1,182	583,289	590,373	452,971
Income tax expense (benefit)	200,968	131,543	(327)	198,414	196,909	150,519
Net income	$393,029	$268,299	$1,509	$384,875	$393,464	$302,452
PER SHARE DATA
Net income from continuing operations—basic			$0.02	$4.81	$4.96	$3.73
Net income available to PLC's common shareowners—basic			$0.02	$4.81	$4.96	$3.73
Average shares outstanding—basic			80,452,848	80,065,217	79,395,622	81,066,338
Net income from continuing operations—diluted			$0.02	$4.73	$4.86	$3.66
Net income available to PLC's common shareowners—diluted			$0.02	$4.73	$4.86	$3.66
Average shares outstanding—diluted			81,759,287	81,375,496	80,925,713	82,723,016
Cash dividends paid			$—	$0.92	$0.78	$0.70
Total Protective Life Corporation's Shareowners' Equity			$68.49	$62.58	$47.28	$59.06

	Successor Company		Predecessor Company
	As of December 31,		As of December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)		(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$75,003,379	$68,488,697	$70,480,306	$68,757,363	$57,384,672
Total stable value products and annuity account balances	14,143,751	12,851,684	12,910,217	13,684,805	13,169,022
Non-recourse funding obligations	2,796,474	685,684	582,404	562,448	586,000
Debt	1,163,285	1,588,806	1,300,000	1,585,000	1,400,000
Subordinated debt securities	441,202	448,763	540,593	540,593	540,593
Total shareowner's equity	5,471,521	4,581,224	4,964,884	3,714,794	4,615,183

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
IMPORTANT INVESTOR INFORMATION
We file reports with the United States Securities and Exchange Commission (the "SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains these reports and other information filed electronically by us. We make available through our website, www.protective.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. We will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.
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
OVERVIEW
Our Business
On February 1, 2015, Protective Life Corporation (the "Company") became a wholly owned subsidiary of The Dai-ichi Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., "Dai-ichi Life"), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company. Prior to February 1, 2015, our stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, we remain an SEC registrant in the United States. The Company, which is headquartered in Birmingham, Alabama, operates as a holding company for its insurance and other subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("PLICO") is our largest operating subsidiary. Unless the context otherwise requires, the "Company," "we," "us," or "our" refers to the consolidated group of Protective Life Corporation and our subsidiaries.
We have several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. We periodically evaluate our operating segments and make adjustments to our segment reporting as needed. There were no changes to our operating segments made or required to be made as a result of the Merger on February 1, 2015.
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

•
Acquisitions—We focus on acquiring, converting, and/or servicing policies and contracts from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

•
Asset Protection—We market extended service contracts, guaranteed asset protection (“GAP”) products, credit life and disability insurance, and specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. GAP covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

•
Corporate and Other—This segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, financing and investment related transactions, and the operations of several small subsidiaries.

RECENT DEVELOPMENTS
On December 1, 2016, the Company, through its primary operating subsidiary, PLICO, acquired USWC Holding Company ("US Warranty") and its affiliated operating subsidiaries via a stock purchase agreement. US Warranty, whose primary operating subsidiary is United States Warranty Corp., currently markets vehicle service contracts, GAP coverage, and a suite of ancillary automotive maintenance and protection products nationwide. This acquisition is expected to provide the Company's Asset Protection segment with expanded market reach, enhanced product and operational capabilities, and higher collective growth potential.

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

•	we are dependent on the performance of others;

•	our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;

•	our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial condition;

•	events that damage our reputation could adversely impact our business, results of operations, or financial condition;
Financial Environment

•	interest rate fluctuations could negatively affect our interest earnings and spread income, or otherwise impact our business;

•	our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

•	equity market volatility could negatively impact our business;

•	our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

•	credit market volatility or disruption could adversely impact our financial condition or results from operations;

•	our ability to grow depends in large part upon the continued availability of capital;

•	we could be adversely affected by a ratings downgrade or other negative action by a ratings organization;

•	we could be forced to sell investments at a loss to cover policyholder withdrawals;

•	disruption of the capital and credit markets could negatively affect our ability to meet our liquidity and financing needs;

•	difficult general economic conditions could materially adversely affect our business and results of operations;

•
we may be required to establish a valuation allowance against our deferred tax assets, which could have a material adverse effect on our results of operations, financial condition, and capital position;

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

•	we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;
Industry and Regulation

•	we are highly regulated and are subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•	we may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives;

•	we are subject to the laws, rules, and regulations of state, federal, and foreign regulators that could adversely affect our financial condition or results of operations;

•	NAIC actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;

•
our use of captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products, may be limited or adversely affected by regulatory action, pronouncements and interpretations;

•	laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;

•	we are subject to insurable interest laws which could adversely affect our financial condition or results of operations;

•	the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;

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
Fair value of financial instruments—the Financial Accounting Standards Board ("FASB") guidance defines fair value for accounting principles generally accepted in the United States of America ("GAAP") and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term "fair value" in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 7, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.
Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market's perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer's financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2016 (Successor Company), $1.4 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.
For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2016 (Successor Company), we did not adjust any prices received from independent brokers.
Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2016 (Successor Company), the fair value of derivatives reported on our balance sheet in "other long-term investments" and "other liabilities" was $542.2 million and $748.8 million, respectively. Of those derivative assets and liabilities, $124.3 million and $571.8 million, respectively, were Level 3 fair values determined by quantitative models.
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

Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 6, Investment Operations, to the consolidated financial statements. As of December 31, 2016 (Successor Company), we held $35.5 billion of available-for-sale investments, including $29.2 billion in investments with a gross unrealized loss of $1.9 million, and $2.8 billion of held-to-maturity investments with a gross unrecognized holding loss of $67.2 million.
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
Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer's insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2016 (Successor Company), our third party reinsurance receivables amounted to $5.3 billion. These amounts include ceded reserve balances and ceded benefit payments.
We account for reinsurance as required by FASB guidance under the ASC Financial Services Topic as applicable. In accordance with this guidance, costs for reinsurance are amortized as a level percentage of premiums for traditional life products and a level percentage of estimated gross profits for universal life products. Accordingly, ceded reserve and deferred acquisition cost balances are established using methodologies consistent with those used in establishing direct policyholder reserves and deferred acquisition costs. Establishing these balances requires the use of various assumptions including investment returns, mortality, persistency, and expenses. The assumptions made for establishing ceded reserves and ceded deferred acquisition costs are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.
Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an "unlocking" process. During the year ended December 31, 2016 (Successor Company), we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an immaterial impact.
Deferred Acquisition Costs and Value of Business Acquired—In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 7.3%. VOBA is subject to annual recoverability testing.
We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2016 (Successor Company), we had a deferred acquisition costs ("DAC") and VOBA asset of $2.0 billion.
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

Goodwill—Accounting for goodwill requires an estimate of the future profitability of the associated lines of business within our operating segments to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we first determine through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of segment goodwill is more likely than not then no other specific quantitative impairment testing is required.

If it is determined that it is more likely than not that impairment exists, we perform a quantitative assessment and compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions.

On the date of the Merger, goodwill of $735.7 million was recognized as the excess of the purchase considerations over the fair value of identifiable assets acquired and liabilities assumed. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2016 (Successor Company) is $732.4 million. The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2016, the Company performed its annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2016 (Successor Company) and determined that there was no indication that its segment goodwill was more likely than not impaired, thus no quantitative assessment was performed and no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2016 that would impact the Company's conclusion and no such events were identified. As of December 31, 2016 (Successor Company), we had goodwill of $793.5 million. The increase in carrying value of goodwill during the period is attributable to the acquisition of US Warranty.
Insurance Liabilities and Reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2016 (Successor Company), we had total policy liabilities and accruals of $31.4 billion.
Guaranteed Minimum Death Benefits—We establish liabilities for guaranteed minimum death benefits ("GMDB") on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table with company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2016 (Successor Company), is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2016 (Successor Company), the GMDB reserve was $34.8 million.
Guaranteed Living Withdrawal Benefits—We establish reserves for guaranteed living withdrawal benefits ("GLWB") on our VA products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table with company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In conjunction with the Merger, we updated the fair value of the GLWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, we reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $266.1 million on the Merger date. As of December 31, 2016 (Successor Company), our net GLWB liability held was $115.4 million.
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
See Note 18, Employee Benefit Plans, to the consolidated financial statements included in this report for further information on this plan.
Stock-Based Payments-Accounting for stock-based compensation plans may require the use of option pricing models to estimate our obligations. Assumptions used in such models relate to equity market movements and volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. In 2015, following the Merger, the Company’s compensation plans were modified to reflect the fact that we no longer have a publicly traded class of stock to use in our compensation programs. See Note 17, Stock-Based Compensation, to the consolidated financial statements included in this report for further information.
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

RESULTS OF OPERATIONS
Our management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.

After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate of thirty five percent. Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in the Company's effective income tax rate.
The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not a substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. Our belief is that pre-tax and after-tax adjusted operating income (loss) enhances management's and the Board of Directors' understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
During the year the Company modified its labeling of its non-GAAP measures presented herein as "Adjusted operating income (loss)" or "Pre-tax adjusted operating income (loss)". In previous filings the Company referred to "Pre-tax adjusted operating income (loss)" as "Pre-tax operating income," "Operating income before tax," or "Segment operating income". In addition, we previously referred to "After-tax adjusted operating income (loss)" as "After-tax operating income" or "Operating earnings". The definition of these labels remains unchanged, but the Company has modified the labels to provide further clarity that these measures are non-GAAP measures.
We periodically review and update as appropriate our key assumptions used to measure certain balances related to insurance products, including future mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, interest rates, and separate account fund returns. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”. When referring to unlocking the reference is to changes in all balance sheet components associated with these assumption changes.

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income (Predecessor and Successor periods are not comparable):

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Adjusted Operating Income (Loss)
Life Marketing	$39,745	$57,414	$(1,618)	$121,448
Acquisitions	260,511	194,654	20,134	254,021
Annuities	213,293	180,231	13,164	227,611
Stable Value Products	61,294	56,581	4,529	73,354
Asset Protection	16,487	20,627	2,420	32,480
Corporate and Other	(87,961)	(25,067)	(10,144)	(56,720)
Pre-tax adjusted operating income	503,369	484,440	28,485	652,194
Realized investment gains (losses) - investments(1)	48,551	(185,153)	89,815	207,307
Realized investment gains (losses) - derivatives	42,077	100,555	(117,118)	(276,212)
Income before income tax	593,997	399,842	1,182	583,289
Income tax (expense) benefit	(200,968)	(131,543)	327	(198,414)
Net income	$393,029	$268,299	$1,509	$384,875

Pre-tax adjusted operating income	$503,369	$484,440	$28,485	$652,194
Adjusted operating income tax (expense) benefit	(169,247)	(161,153)	(9,228)	(222,532)
After-tax adjusted operating income	334,122	323,287	19,257	429,662
Realized investment gains (losses) - investments(1)	48,551	(185,153)	89,815	207,307
Realized investment gains (losses) - derivatives	42,077	100,555	(117,118)	(276,212)
Income tax (expense) benefit on adjustments	(31,721)	29,610	9,555	24,118
Net income	$393,029	$268,299	$1,509	$384,875

All other investment gains (losses)	$72,911	$(193,879)	$80,672	$198,127
Less: amortization related to DAC/VOBA and benefits and settlement expenses	24,360	(8,726)	(9,143)	(9,180)
Realized investment gains (losses)—investments	$48,551	$(185,153)	$89,815	$207,307

Derivative financial instruments gains (losses)	$(40,288)	$29,997	$(123,274)	$(346,878)
Less: VA GLWB economic cost	(82,365)	(70,558)	(6,156)	(70,666)
Realized investment gains (losses)—derivatives	$42,077	$100,555	$(117,118)	$(276,212)

(1)
Includes credit related other-than-temporary impairments of $17.7 million, $27.0 million, $0.5 million, and $7.3 million for the year ended December 31, 2016, the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the year ended December 31, 2014 (Predecessor Company), respectively.

For The Year Ended December 31, 2016 (Successor Company)
Net income was $393.0 million and pre-tax adjusted operating income was $503.4 million for the year ended December 31, 2016.
We experienced net realized gains of $32.6 million for the year ended December 31, 2016 (Successor Company). The gains realized were primarily related to $32.3 million of gains related to investment securities sale activity, net gains of $13.1 million related to IUL contracts, and $68.0 million of gains related to the net activity of the modified coinsurance portfolio. Partially offsetting these gains were losses of $17.7 million of other-than-temporary impairment credit-related losses, net losses of $4.1 million of derivatives related to FIA contracts, net losses of $49.7 million of derivatives related to variable annuity contracts, and net losses of $9.3 million related to other investment and derivative activity. The net losses on derivatives related to VA contracts in addition to capital market impacts were affected by changes in assumed mortality and GLWB utilization.

•
Life Marketing segment pre-tax adjusted operating income was $39.7 million for the year ended December 31, 2016, which consisted of universal life adjusted operating income of $50.4 million, traditional life adjusted operating income of $3.8 million, and an adjusted operating loss of $14.5 million in other lines which included $19.0 million of amortization related intangible assets. The segment recorded an unfavorable $18.3 million of prospective unlocking and an unfavorable $10 million change in its reserve for incurred but not reported claims on lapsed policies for the year ended December 31, 2016. Traditional life adjusted operating income also included unfavorable mortality of $17.0 million.

•
Acquisitions segment pre-tax adjusted operating income was $260.5 million. This included expected runoff of the in-force blocks of business and $50.1 million in adjusted operating income associated with the GLAIC reinsurance transaction that was completed in the first quarter of 2016.

•
Annuities segment pre-tax adjusted operating income was $213.3 million for the year ended December 31, 2016, which included $103.6 million of fixed annuity adjusted operating earnings, $127.5 million of variable annuity adjusted operating earnings, and a $17.7 million loss in other annuity earnings which included $13.3 million of amortization related to intangible assets. Segment results were positively impacted by $5.3 million of favorable SPIA mortality and $8.1 million of favorable unlocking for the year ended December 31, 2016.

•
Stable Value Products pre-tax adjusted operating income of $61.3 million was primarily due to activity in average account values, operating spreads, and participating mortgage income. Participating mortgage income was $11.0 million and the adjusted operating spread, which excludes participating income, was 182 basis points.

•
Asset Protection segment pre-tax adjusted operating income was $16.5 million which consisted of service contract earnings of $12.2 million, GAP product earnings of $2.0 million, and credit insurance earnings of $2.3 million. The service contract adjusted operating earnings included $4.8 million of transaction cost associated with the US Warranty acquisition.

•
The Corporate and Other segment’s pre-tax adjusted operating loss was $88.0 million for the year ended December 31, 2016, which consisted of $295.5 million of other operating expenses which is primarily interest and corporate overhead expenses. These expenses were partially offset by $200.7 million of investment income which represents income on assets supporting our equity capital and a $9.8 million gain on the extinguishment of debt.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Net income was $268.3 million and pre-tax adjusted operating income was $484.4 million for the period of February 1, 2015 to December 31, 2015.
We experienced net realized losses of $163.9 million for the period of February 1, 2015 to December 31, 2015 (Successor Company). The losses realized were primarily related to $27.0 million of other-than-temporary impairment credit-related losses, net losses of $135.3 million of derivatives related to variable annuity contracts, $1.3 million of losses related to the net activity of the modified coinsurance portfolio, and net losses of $1.0 million related to IUL contracts. The net losses on derivatives related to VA contracts in addition to capital market impacts were affected by changes in the lowering of assumed lapses used to value the GLWB embedded derivatives. Partially offsetting these losses were $0.3 million of gains related to investment securities sale activity, net gains of $0.1 million of derivatives related to FIA contracts, and net gains of $0.3 million loss related to other investment and derivative activity.

•
Life Marketing segment pre-tax adjusted operating income was $57.4 million which consisted of universal life operating income of $54.5 million, traditional life adjusted operating income of $15.9 million, and an adjusted operating loss of $13.0 million in other lines which included $17.4 million of amortization related intangible assets. Traditional life operating income included favorable mortality of $6.4 million.

•	Acquisitions segment pre-tax adjusted operating income was $194.7 million. This included expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $180.2 million which included $83.8 million of fixed annuity adjusted operating earnings, $111.7 million of variable annuity adjusted operating earnings, and a $15.3 million loss in other annuity earnings which included $12.2 million of amortization related to intangible assets. The fixed annuity results were negatively impacted by $0.8 million of unfavorable SPIA mortality. The segment recorded $2.4 million of favorable unlocking.

•
Stable Value Products pre-tax adjusted operating income of $56.6 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $23.0 million and the adjusted operating spread, which excludes participating income, was 188 basis points.

•
Asset Protection segment pre-tax adjusted operating income was $20.6 million which consisted of service contract earnings of $11.1 million, GAP product earnings of $6.7 million, and credit insurance earnings of $2.9 million.

•
The Corporate and Other segment's $25.1 million pre-tax adjusted operating loss was primarily due to $179.0 million of other operating expenses which is primarily interest and corporate overhead expenses. These expenses were partially offset by $154.1 million of investment income which represents income on assets supporting our equity capital.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)
Net income was $1.5 million and pre-tax adjusted operating income was $28.5 million for the period of January 1, 2015 to January 31, 2015.

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

•
Life Marketing segment pre-tax adjusted operating loss was $1.6 million. Included in that amount was a traditional life adjusted operating loss of $3.4 million, universal life earnings of $1.2 million, and adjusted operating earnings of $0.6 million in other lines.

•	Acquisitions segment pre-tax adjusted operating income was $20.1 million. This included expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $13.2 million. Included in that amount was $2.8 million of unfavorable SPIA mortality results and $2.3 million of unfavorable unlocking, primarily related to the VA line of business.

•
Stable Value Products pre-tax adjusted operating income was $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.

•
Asset Protection segment pre-tax adjusted operating income was $2.4 million which consisted of $1.3 million in service contract earnings, $0.9 million in GAP product earnings, and credit insurance earnings of $0.2 million.

•
The Corporate and Other segment's $10.1 million pre-tax adjusted operating loss was primarily due to $20.5 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $10.7 million of investment income which represents income on assets supporting our equity capital.

For The Year Ended December 31, 2014 (Predecessor Company)
Net income was $384.9 million and pre-tax adjusted operating income was $652.2 million for the year ended December 31, 2014.
We experienced net realized losses of $148.8 million for the year ended December 31, 2014. The losses realized were primarily related to $7.3 million for other-than-temporary impairment credit-related losses, net losses of $235.3 million of derivatives related to VA contracts, net losses of $6.1 million of derivatives related to FIA contracts, and $13.9 million of losses related to other investment and derivative activity. The net losses on derivatives related to VA contracts were impacted by changes in the policyholder behavior assumptions, primarily the lowering of assumed lapses and increased utilization rates, used to value the GLWB embedded derivatives. Partially offsetting these losses were gains of $77.0 million related to investment securities sale activity and $36.7 million of gains related to the net activity of the modified coinsurance portfolio.

•
Life Marketing segment pre-tax adjusted operating income was $121.4 million for the year ended December 31, 2014, which consisted of universal life adjusted operating income of $18.0 million, traditional life adjusted operating income of $96.1 million, and a adjusted operating income of $7.3 million in other lines. The segment recorded an unfavorable $2.6 million of prospective unlocking for the year ended December 31, 2014.

•	Acquisitions segment pre-tax adjusted operating income was $254.0 million. This included expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $227.6 million for the year ended December 31, 2014, which included $92.6 million of fixed annuity adjusted operating earnings, $137.1 million of variable annuity adjusted operating earnings, and a $2.1 million loss in other annuity earnings. Segment results were negatively impacted by $19.3 million of unfavorable SPIA mortality and positively impacted by $8.0 million of favorable unlocking for the year ended December 31, 2014.

•
Stable Value Products pre-tax adjusted operating income of $73.4 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $4.9 million, and adjusted operating spread, which excludes participating income and other income, was 271 basis points.

•
Asset Protection segment pre-tax adjusted operating income was $32.5 million for the year ended December 31, 2014, which consisted of service contract earnings of $18.1 million, GAP product earnings of $11.6 million, and credit insurance earnings of $2.8 million.

•
The Corporate and Other segment's pre-tax adjusted operating loss was $56.7 million for the year ended December 31, 2014, which consisted of $237.7 million of other operating expenses. These expenses were partially offset by $173.3 million in net investment income which represents income on assets supporting our equity capital and $10.5 million of gains due to repurchases of non-recourse funding obligations.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,772,523	$1,553,658	$136,068	$1,684,393
Reinsurance ceded	(800,276)	(671,487)	(51,142)	(830,207)
Net premiums and policy fees	972,247	882,171	84,926	854,186
Net investment income	525,495	446,439	47,460	554,004
Other income	111,292	111,497	12,810	128,073
Total operating revenues	1,609,034	1,440,107	145,196	1,536,263
Realized gains (losses)—investments	5,679	(13,008)	997	12,931
Realized gains (losses)—derivatives	13,135	(1,009)	(598)	157
Total revenues	1,627,848	1,426,090	145,595	1,549,351
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,261,231	1,109,341	123,525	1,073,660
Amortization of DAC and VOBA	130,560	108,035	4,584	171,782
Other operating expenses	177,498	165,317	18,705	169,373
Operating benefits and expenses	1,569,289	1,382,693	146,814	1,414,815
Amortization related to benefits and settlement expenses	6,613	499	(346)	1,726
Amortization of DAC/VOBA related to realized gains (losses)—investments	148	(224)	229	4,025
Total benefits and expenses	1,576,050	1,382,968	146,697	1,420,566
INCOME (LOSS) BEFORE INCOME TAX	51,798	43,122	(1,102)	128,785
Less: realized gains (losses)	18,814	(14,017)	399	13,088
Less: amortization related to benefits and settlement expenses	(6,613)	(499)	346	(1,726)
Less: related amortization of DAC/VOBA	(148)	224	(229)	(4,025)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$39,745	$57,414	$(1,618)	$121,448

The following table summarizes key data for the Life Marketing segment:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales By Product(1)
Traditional	$1,035	$512	$42	$501
Universal life	168,671	143,969	11,473	129,508
BOLI	—	15	—	22
	$169,706	$144,496	$11,515	$130,031
Sales By Distribution Channel
Traditional brokerage	$146,062	$119,880	$9,724	$107,223
Institutional	16,294	18,936	1,472	20,142
Direct	7,350	5,680	319	2,666
	$169,706	$144,496	$11,515	$130,031
Average Life Insurance In-force(2)
Traditional	$361,976,539	$380,364,300	$391,411,413	$400,127,927
Universal life	215,333,069	176,050,239	153,317,720	139,824,061
	$577,309,608	$556,414,539	$544,729,133	$539,951,988
Average Account Values
Universal life	$7,449,470	$7,321,233	$7,250,973	$7,178,418
Variable universal life	624,022	586,840	574,257	559,566
	$8,073,492	$7,908,073	$7,825,230	$7,737,984

(1)
Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid.

(2)	Amounts are not adjusted for reinsurance ceded.

Operating Expenses Detail
Other operating expenses for the segment were as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Insurance companies:
First year commissions	$196,375	$163,229	$14,109	$154,263
Renewal commissions	38,089	31,773	2,513	31,824
First year ceding allowances	(3,556)	(2,716)	(49)	(2,309)
Renewal ceding allowances	(165,614)	(153,112)	(12,364)	(148,599)
General & administrative	213,879	192,686	17,467	180,981
Taxes, licenses, and fees	33,068	28,722	2,508	28,192
Other operating expenses incurred	312,241	260,582	24,184	244,352
Less: commissions, allowances and expenses capitalized	(246,738)	(201,951)	(17,059)	(196,643)
Other insurance company operating expenses	65,503	58,631	7,125	47,709
Marketing companies:
Commissions	79,299	78,211	8,233	90,496
Other operating expenses	32,696	28,475	3,347	31,168
Other marketing company operating expenses	111,995	106,686	11,580	121,664
Other operating expenses	$177,498	$165,317	$18,705	$169,373

For The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $39.7 million for the year ended December 31, 2016, which consisted of universal life adjusted operating income of $50.4 million, traditional life adjusted operating income of $3.8 million, and an adjusted operating loss of $14.5 million in other lines which included $19.0 million of amortization related to intangible assets. The segment recorded an unfavorable $18.3 million of prospective unlocking and an unfavorable $10 million change in its reserve for incurred but not reported claims on lapsed policies for the year ended December 31, 2016. Traditional life adjusted operating income also included unfavorable mortality of $17.0 million.
Net Premiums and Policy Fees
Net premiums and policy fees were $972.2 million for the year ended December 31, 2016. Included in this amount are traditional life net premiums of $383.7 million and universal life policy fees of $587.2 million.
Net Investment Income
Net investment income was $525.5 million for the year ended December 31, 2016. Included in this amount is traditional life net investment income of $78.5 million and universal life investment income of $431.1 million.
Other Income
Other income was $111.3 million for the year ended December 31, 2016. This amount is primarily comprised of revenue in the segment's non-insurance operations.
Benefits and Settlement Expenses
Benefit and settlement expenses were $1.3 billion for the year ended December 31, 2016. This amount includes traditional life benefit and settlement expenses of $316.3 million and universal life benefit and settlement expenses of $946.1 million, including $311.7 million of interest on funds for universal life policies. For the year ended December 31, 2016, universal life and BOLI unlocking increased policy benefits and settlement expenses $15.5 million and was largely driven by assumption changes to yields and reinsurance.

Amortization of DAC and VOBA
DAC and VOBA amortization was $130.6 million for the year ended December 31, 2016. For the same period, universal life and BOLI unlocking decreased amortization $3.0 million.
Other Operating Expenses
Other operating expenses were $177.5 million for the year ended December 31, 2016. Other operating expenses for the insurance companies reflect commissions of $234.5 million, general and administrative expenses of $213.9 million, and taxes, licenses, and fees of $33.1 million, partly offset by ceding allowances of $169.2 million and capitalization of $246.7 million. Marketing company expenses were $112.0 million for the year ended December 31, 2016.
Sales
Sales for the segment were $169.7 million for the year ended December 31, 2016, comprised primarily of universal life sales.
For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $57.4 million for the period of February 1, 2015 to December 31, 2015, which consisted of universal life adjusted operating income of $54.5 million, traditional life adjusted operating income of $15.9 million, and an adjusted operating loss of $13.0 million in other lines which included $17.4 million of amortization related intangible assets. Traditional life adjusted operating income included favorable mortality of $6.4 million.
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
Other Income
Other income was $111.5 million for the period of February 1, 2015 to December 31, 2015. This amount is primarily comprised of revenue in the segment's non-insurance operations.
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
For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)
Pre-tax Adjusted Operating Income (Loss)
Segment pre-tax adjusted operating loss was $1.6 million. Included in that amount was a traditional life adjusted operating loss of $3.4 million, universal life earnings of $1.2 million, and adjusted operating earnings of $0.6 million in other lines.

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
For The Year Ended December 31, 2014 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $121.4 million for the year ended December 31, 2014, which consisted of universal life adjusted operating income of $18.0 million, traditional life adjusted operating income of $96.1 million, and a adjusted operating income of $7.3 million in other lines. The segment recorded an unfavorable $2.6 million of prospective unlocking for the year ended December 31, 2014.
Net Premiums and Policy Fees
Net premiums and policy fees were $854.2 million for the year ended December 31, 2014. Included in this amount are traditional life net premiums of $428.0 million and universal life policy fees of $424.2 million. This amount also includes a reinsurance settlement on ceded premiums of $23.5 million, which was offset in benefit and settlement expenses noted below.
Net Investment Income
Net investment income was $554.0 million for the year ended December 31, 2014. Included in this amount is traditional life net investment income of $71.7 million and universal life investment income of $466.8 million.
Other Income
Other income was $128.1 million for the year ended December 31, 2014. This amount is comprised of revenue in the segment's non-insurance operations.
Benefits and Settlement Expenses
Benefit and settlement expenses were $1.1 billion for the year ended December 31, 2014. This amount includes traditional life benefit and settlement expenses of $314.3 million and universal life benefit and settlement expenses of $757.3 million, including $307.8 million of interest on funds for universal life policies. For the year ended December 31, 2014, universal life and BOLI unlocking decreased policy benefits and settlement expenses $50.2 million and was largely driven by assumption changes to mortality, reinsurance, and portfolio yields. Of the total impact due to unlocking, $23.5 million is offset by the decline in ceded premiums due to the reinsurance settlement noted above.
Amortization of DAC and VOBA
DAC and VOBA amortization was $171.8 million for the year ended December 31, 2014. For the same period, universal life and BOLI unlocking increased amortization $94.0 million.

Other Operating Expenses
Other operating expenses were $169.4 million for the year ended December 31, 2014. Other operating expenses for the insurance companies reflect commissions of $186.1 million, general and administrative expenses of $181.0 million, and taxes, licenses, and fees of $28.2 million, partly offset by ceding allowances of $150.9 million and capitalization of $196.6 million. Marketing company expenses were $121.7 million for the year ended December 31, 2014.
Sales
Sales for the segment were $130.0 million for the year ended December 31, 2014, comprised primarily of universal life sales.
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
Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is generally amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.
Impact of Reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(800,276)	$(671,487)	$(51,142)	$(830,207)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(776,507)	(586,030)	(58,501)	(819,301)
Amortization of DAC/VOBA	(6,048)	(5,350)	(3,766)	(57,270)
Other operating expenses(1)	(161,352)	(148,293)	(11,728)	(148,062)
Total benefits and expenses	(943,907)	(739,673)	(73,995)	(1,024,633)
NET IMPACT OF REINSURANCE	$143,631	$68,186	$22,853	$194,426

Allowances received	$(169,170)	$(155,828)	$(12,413)	$(150,908)
Less: Amount deferred	7,818	7,535	685	2,846
Allowances recognized (ceded other operating expenses)(1)	$(161,352)	$(148,293)	$(11,728)	$(148,062)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
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
For The Year Ended December 31, 2016 (Successor Company)
The ceded premiums and policy fees were primarily comprised of ceded traditional life premiums of $377.3 million and universal life policy fees of $421.0 million.
Ceded benefits and settlement expenses were $776.5 million for the year ended December 31, 2016. This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional life ceded benefits activity of $404.2 million was due to ceded death benefits, partly offset by ceded reserves. Universal life ceded benefits of $373.5 million were largely comprised of $394.8 million in ceded universal life claims during the period, partly offset by ceded reserves.
Ceded amortization of DAC and VOBA activity was $6.0 million for the year ended December 31, 2016.
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
For The Year Ended December 31, 2014 (Predecessor Company)
The ceded premiums and policy fees were primarily comprised of ceded traditional life premiums of $467.5 million and universal life policy fees of $361.3 million.
Ceded benefits and settlement expenses were $819.3 million for the year ended December 31, 2014. This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional life ceded benefits activity of $537.0 million was comprised of $514.1 million in traditional life claims during the period. Universal life ceded benefits activity of $283.4 million was due to ceded death benefits, partly offset by ceded reserves.
Ceded amortization of DAC and VOBA activity was $57.3 million for the year ended December 31, 2014.
Ceded other operating expenses reflect the impact of reinsurance allowances on pre-tax income.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,180,376	$1,023,413	$88,855	$1,171,550
Reinsurance ceded	(348,293)	(332,672)	(26,512)	(399,530)
Net premiums and policy fees	832,083	690,741	62,343	772,020
Net investment income	764,571	639,422	71,088	874,653
Other income	10,805	11,119	1,240	15,963
Total operating revenues	1,607,459	1,341,282	134,671	1,662,636
Realized gains (losses)—investments	69,018	(173,879)	73,601	162,310
Realized gains (losses)—derivatives	(460)	166,027	(68,511)	(104,767)
Total revenues	1,676,017	1,333,430	139,761	1,720,179
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,220,674	1,054,598	100,693	1,227,751
Amortization of VOBA	8,218	2,070	4,803	58,515
Other operating expenses	118,056	89,960	9,041	122,349
Operating benefits and expenses	1,346,948	1,146,628	114,537	1,408,615
Amortization related to benefits and settlement expenses	11,467	12,884	1,233	20,085
Amortization of VOBA related to realized gains (losses)—investments	(40)	(35)	230	1,516
Total benefits and expenses	1,358,375	1,159,477	116,000	1,430,216
INCOME BEFORE INCOME TAX	317,642	173,953	23,761	289,963
Less: realized gains (losses)	68,558	(7,852)	5,090	57,543
Less: amortization related to benefits and settlement expenses	(11,467)	(12,884)	(1,233)	(20,085)
Less: related amortization of VOBA	40	35	(230)	(1,516)
PRE-TAX ADJUSTED OPERATING INCOME	$260,511	$194,654	$20,134	$254,021

The following table summarizes key data for the Acquisitions segment:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$233,303,794	$175,316,149	$182,177,575	$188,466,828
Universal life	29,598,014	32,022,655	33,413,557	34,995,011
	$262,901,808	$207,338,804	$215,591,132	$223,461,839
Average Account Values
Universal life	$4,267,697	$4,420,698	$4,486,843	$4,555,949
Fixed annuity(2)	3,560,389	3,643,397	3,712,578	3,780,914
Variable annuity	1,181,332	1,327,080	1,396,587	1,474,256
	$9,009,418	$9,391,175	$9,596,008	$9,811,119
Interest Spread—UL & Fixed Annuities
Net investment income yield(3)	4.43%	4.36%	5.73%	5.64%
Interest credited to policyholders	4.01	4.06	4.05	3.99
Interest spread	0.42%	0.30%	1.68%	1.65%

(1)	Amounts are not adjusted for reinsurance ceded.

(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)	Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For the Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $260.5 million. This included expected runoff of the in-force blocks of business and $50.1 million in adjusted operating income associated with the GLAIC reinsurance transaction that was completed in the first quarter 2016.
Operating Revenues
Operating revenues for the segment were $1.6 billion and included net premiums and policy fees of $832.1 million, net investment income of $764.6 million, and other income of $10.8 million. The segment experienced expected runoff in the current period.
Total Benefits and Expenses
Total benefits and expenses were $1.4 billion, primarily due to operating benefits and expenses of $1.3 billion. Operating benefits and expenses included benefits and settlement expenses of $1.2 billion, amortization of VOBA of $8.2 million, and other operating expenses of $118.1 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $11.4 million to total benefits and expenses.
For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $194.7 million. This included expected runoff of the in-force blocks of business.
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
For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $20.1 million. This included expected runoff of the in-force blocks of business.

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
For The Year Ended December 31, 2014 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $254.0 million. This included expected runoff of the in-force blocks of business.
Operating Revenues
Operating revenues for the segment were $1.7 billion and included net premiums and policy fees of $772.0 million, net investment income of $874.7 million, and other income of $16.0 million. The segment experienced expected runoff in the current period.
Total Benefits and Expenses
Total benefits and expenses were $1.4 billion, primarily due to operating benefits and expenses of $1.4 billion. Operating benefits and expenses included benefits and settlement expenses of $1.2 billion, amortization of VOBA of $58.5 million, and other operating expenses of $122.3 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $21.6 million to total benefits and expenses.
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
Impact of Reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(348,293)	$(332,672)	$(26,512)	$(399,530)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(276,947)	(326,068)	(25,832)	(340,647)
Amortization of VOBA	(438)	(260)	(233)	(13,885)
Other operating expenses	(43,463)	(43,284)	(3,647)	(45,596)
Total benefits and expenses	(320,848)	(369,612)	(29,712)	(400,128)

NET IMPACT OF REINSURANCE(1)	$(27,445)	$36,940	$3,200	$598

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.
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
The net impact of reinsurance activity for the year ended December 31, 2016 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.
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
The net impact of reinsurance for the year ended December 31, 2014 (Predecessor Company), was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

Annuities
Segment Results of Operations
Segment results were as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$146,458	$138,146	$12,473	$149,825
Reinsurance ceded	—	—	—	—
Net premiums and policy fees	146,458	138,146	12,473	149,825
Net investment income	322,608	297,114	37,189	465,845
Realized gains (losses)—derivatives	(82,365)	(70,558)	(6,156)	(70,666)
Other income	163,898	149,078	12,980	149,569
Total operating revenues	550,599	513,780	56,486	694,573
Realized gains (losses)—investments	(4,241)	(5,743)	(145)	9,601
Realized gains (losses)—derivatives, net of economic cost	28,576	(64,618)	(48,457)	(170,770)
Total revenues	574,934	443,419	7,884	533,404
BENEFITS AND EXPENSES
Benefits and settlement expenses	213,181	226,127	27,485	307,168
Amortization of DAC and VOBA	(16,284)	(18,524)	5,911	41,162
Other operating expenses	140,409	125,946	9,926	118,632
Operating benefits and expenses	337,306	333,549	43,322	466,962
Amortization related to benefits and settlement expenses	919	697	3,128	9,281
Amortization of DAC/VOBA related to realized gains (losses)—investments	5,253	(22,547)	(13,617)	(45,813)
Total benefits and expenses	343,478	311,699	32,833	430,430
INCOME (LOSS) BEFORE INCOME TAX	231,456	131,720	(24,949)	102,974
Less: realized gains (losses)—investments	(4,241)	(5,743)	(145)	9,601
Less: realized gains (losses)—derivatives, net of economic cost	28,576	(64,618)	(48,457)	(170,770)
Less: amortization related to benefits and settlement expenses	(919)	(697)	(3,128)	(9,281)
Less: related amortization of DAC/VOBA	(5,253)	22,547	13,617	45,813
PRE-TAX ADJUSTED OPERATING INCOME	$213,293	$180,231	$13,164	$227,611

The following table summarizes key data for the Annuities segment:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales(1)
Fixed annuity	$726,640	$566,290	$28,335	$831,147
Variable annuity	593,409	1,096,113	59,115	952,641
	$1,320,049	$1,662,403	$87,450	$1,783,788
Average Account Values
Fixed annuity(2)	$8,191,841	$8,223,481	$8,171,438	$8,220,560
Variable annuity	12,328,057	12,506,856	12,365,217	12,309,922
	$20,519,898	$20,730,337	$20,536,655	$20,530,482
Interest Spread—Fixed Annuities(2)
Net investment income yield	3.69%	3.71%	5.22%	5.44%
Interest credited to policyholders	2.65	2.88	3.17	3.33
Interest spread	1.04%	0.83%	2.05%	2.11%

(1)	Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.

(2)	Includes general account balances held within VA products.

(3)	Interest spread on average general account values.

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(3,450)	$(14,818)	$1,413	$27,801
Equity futures - VA	(106,431)	(5,033)	9,221	(26,104)
Currency futures - VA	33,836	7,169	7,778	14,433
Variance swaps - VA	—	—	—	(744)
Equity options - VA	(60,962)	(27,733)	3,047	(41,216)
Interest rate swaptions - VA	(1,161)	(13,354)	9,268	(22,280)
Interest rate swaps - VA	20,420	(85,942)	122,710	214,164
Embedded derivative - GLWB(1)	68,056	4,412	(207,018)	(401,354)
Total derivatives related to VA contracts	(49,692)	(135,299)	(53,581)	(235,300)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(16,494)	(738)	1,769	(16,932)
Equity futures - FIA	4,248	(355)	(184)	870
Volatility futures - FIA	—	5	—	20
Equity options - FIA	8,149	1,211	(2,617)	9,906
Total derivatives related to FIA contracts	(4,097)	123	(1,032)	(6,136)
Economic cost - VA GLWB(2)	82,365	70,558	6,156	70,666
Realized gains (losses) - derivatives, net of economic cost	$28,576	$(64,618)	$(48,457)	$(170,770)

(1)
Includes impact of nonperformance risk of $9.7 million, $2.2 million, $11.8 million, and $(5.3) million for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the year ended December 31, 2014 (Predecessor Company), respectively.

(2)
Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$123,091	$266,950
GMDB Reserves	31,695	33,141
GLWB and GMAB Reserves	115,370	181,622
Account value subject to GMLB rider	9,486,773	9,306,644
GLWB Benefit Base	10,559,907	10,304,939
GMAB Benefit Base	3,770	4,323
S&P 500® Index	2,239	2,044

(1)	Guaranteed benefits in excess of contract holder account balance.
For The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $213.3 million for the year ended December 31, 2016, which included $103.6 million of fixed annuity adjusted operating earnings, $127.5 million of variable annuity adjusted operating earnings, and a $17.7 million loss in other annuity earnings which included $13.3 million of amortization related to intangible assets. Segment results were positively impacted by $5.3 million of favorable SPIA mortality and $8.1 million of favorable unlocking for the year ended December 31, 2016.
Operating Revenues
Segment operating revenues were $550.6 million for the year ended December 31, 2016. Operating revenue consisted of $322.6 million of net investment income, $146.5 million of policy fees, $163.9 million in other income, and $82.4 million of losses related to GLWB economic cost from the VA line of business.
Benefits and Settlement Expenses
Benefits and settlement expenses were $213.2 million for the year ended December 31, 2016. Included in that amount was $5.3 million in favorable SPIA mortality results, a decrease in guaranteed benefit reserves of $1.8 million from the VA line of business, and $0.4 million of favorable unlocking.
Amortization of DAC and VOBA
DAC and VOBA amortization was $16.3 million favorable for the year ended December 31, 2016 due to the allocation of negative VOBA to some of the products within the segment. There was $7.8 million of favorable unlocking recorded by the segment during the year ended December 31, 2016.
Other Operating Expenses
Other operating expenses were $140.4 million for the year ended December 31, 2016. Operating expenses consisted of $38.3 million in acquisition expenses, $52.0 million in maintenance and overhead expenses, and $50.1 million in commission expenses.
Sales
Total sales were $1.3 billion for the year ended December 31, 2016. Fixed annuity sales were $726.6 million and variable annuity sales were $593.4 million.
For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $180.2 million which included $83.8 million of fixed annuity adjusted operating earnings, $111.7 million of variable annuity adjusted operating earnings, and a $15.3 million loss in other annuity earnings.
Operating Revenues
Segment operating revenues were $513.8 million for the period of February 1, 2015 to December 31, 2015. Operating revenue consisted of $297.1 million of net investment income, $138.1 million of policy fees, $149.1 million in other income, and $70.6 million related to GLWB economic cost from the VA line of business.
Benefits and Settlement Expenses
Benefits and settlement expenses were $226.1 million for the period of February 1, 2015 to December 31, 2015. Included in that amount was $0.8 million in unfavorable SPIA mortality results, an increase in guaranteed benefit reserves of $5.2 million from the VA line of business, and $1.9 million of unfavorable unlocking.

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
For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $13.2 million. Included in that amount was $2.8 million of unfavorable SPIA mortality results and $2.3 million of unfavorable unlocking, primarily related to the VA line of business.
Operating Revenues
Segment operating revenues were $56.5 million for the period of January 1, 2015 to January 31, 2015. Operating revenue consisted of $37.2 million of net investment income, $12.5 million of policy fees, $13.0 million in other income, and $6.2 million related to GLWB economic cost from the VA line of business.
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
For The Year Ended December 31, 2014 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $227.6 million for the year ended December 31, 2014, which included $92.6 million of fixed annuity adjusted operating earnings, $137.1 million of variable annuity adjusted operating earnings, and a $2.1 million loss in other annuity earnings. Segment results were negatively impacted by $19.3 million of unfavorable SPIA mortality and positively impacted by $8.0 million of favorable unlocking for the year ended December 31, 2014.
Operating Revenues
Segment operating revenues were $694.6 million for the year ended December 31, 2014. Operating revenue consisted of $465.8 million of net investment income, $149.8 million of policy fees, $149.6 million in other income, and $70.7 million of losses related to GLWB economic cost from the VA line of business.
Benefits and Settlement Expenses
Benefits and settlement expenses were $307.2 million for the year ended December 31, 2014. Included in that amount was $19.3 million in unfavorable SPIA mortality results, an increase in guaranteed benefit reserves of $4.3 million from the VA line of business, and $7.6 million of unfavorable unlocking.

Amortization of DAC and VOBA
DAC and VOBA amortization was $41.2 million favorable for the year ended December 31, 2014. There was $15.7 million of favorable unlocking recorded by the segment during the year ended December 31, 2014.
Other Operating Expenses
Other operating expenses were $118.6 million for the year ended December 31, 2014. Operating expenses consisted of $34.2 million in acquisition expenses, $33.6 million in maintenance and overhead expenses, and $50.8 million in commission expenses.
Sales
Total sales were $1.8 billion for the year ended December 31, 2014. Fixed annuity sales were $831.1 million and variable annuity sales were $952.6 million.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Net investment income	$107,010	$78,459	$6,888	$107,170
Other income	229	133	—	3,536
Total operating revenues	107,239	78,592	6,888	110,706
Realized gains (losses)	7,341	1,078	1,293	16,947
Total revenues	114,580	79,670	8,181	127,653
BENEFITS AND EXPENSES
Benefits and settlement expenses	41,736	19,348	2,255	35,559
Amortization of DAC	1,176	43	25	380
Other operating expenses	3,033	2,620	79	1,413
Total benefits and expenses	45,945	22,011	2,359	37,352
INCOME BEFORE INCOME TAX	68,635	57,659	5,822	90,301
Less: realized gains (losses)	7,341	1,078	1,293	16,947
PRE-TAX ADJUSTED OPERATING INCOME	$61,294	$56,581	$4,529	$73,354
The following table summarizes key data for the Stable Value Products segment:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales(1)
GIC	$189,800	$114,700	$—	$41,650
GFA	1,667,178	699,648	—	50,000
	$1,856,978	$814,348	$—	$91,650

Average Account Values	$2,753,636	$1,933,838	$1,932,722	$2,384,824
Ending Account Values	$3,501,636	$2,131,822	$1,911,751	$1,959,488

Operating Spread
Net investment income yield	3.96%	4.36%	4.28%	4.50%
Other income yield	0.01	0.01	—	0.17
Interest credited	1.53	1.12	1.40	1.49
Operating expenses	0.15	0.15	0.07	0.08
Operating spread	2.29%	3.10%	2.81%	3.10%

Adjusted operating spread(2)	1.82%	1.88%	2.76%	2.71%

(1)	Sales are measured at the time the purchase payments are received.

(2)	Excludes participating mortgage loan income and other income.
For The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income of $61.3 million was primarily due to activity in average account values, operating spreads, and participating mortgage income. Participating mortgage income was $11.0 million and the adjusted operating spread, which excludes participating income, was 182 basis points.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income of $56.6 million was primarily due to activity in average account values, operating spreads, and participating mortgage income. Participating mortgage income was $23.0 million and the adjusted operating spread, which excludes participating income, was 188 basis points.
For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income of $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.
For The Year Ended December 31, 2014 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income of $73.4 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $4.9 million and adjusted operating spread, which excludes participating income and other income, was 271 basis points.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$294,588	$278,937	$23,127	$275,527
Reinsurance ceded	(165,901)	(150,599)	(12,302)	(143,849)
Net premiums and policy fees	128,687	128,338	10,825	131,678
Net investment income	22,082	17,459	1,878	22,703
Other income	118,376	115,896	9,250	121,630
Total operating revenues	269,145	261,693	21,953	276,011
BENEFITS AND EXPENSES
Benefits and settlement expenses	106,668	101,881	7,592	96,379
Amortization of DAC and VOBA	20,033	25,211	1,820	25,257
Other operating expenses	125,957	113,974	10,121	121,895
Total benefits and expenses	252,658	241,066	19,533	243,531
INCOME BEFORE INCOME TAX	16,487	20,627	2,420	32,480
PRE-TAX ADJUSTED OPERATING INCOME	$16,487	$20,627	$2,420	$32,480
The following table summarizes key data for the Asset Protection segment:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales(1)
Credit insurance	$21,310	$23,837	$2,088	$29,399
Service contracts	378,183	371,242	28,835	383,969
GAP	104,104	87,017	6,318	73,610
	$503,597	$482,096	$37,241	$486,978
Loss Ratios(2)
Credit insurance	32.1%	28.8%	27.9%	27.7%
Service contracts	76.2	85.4	82.4	87.7
GAP	109.0	83.9	56.6	55.4

(1)	Sales are based on the amount of single premiums and fees received

(2)	Incurred claims as a percentage of earned premiums
For The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $16.5 million for the year ended December 31, 2016, which consisted of service contract earnings of $12.2 million, GAP product earnings of $2.0 million, and credit insurance earnings of $2.3 million. The service contract adjusted operating earnings included $4.8 million of transaction cost associated with the US Warranty acquisition.
Net Premiums and Policy Fees
Net premiums and policy fees were $128.7 million, which consisted of service contract premiums of $72.7 million, GAP premiums of $43.3 million, and credit insurance premiums of $12.7 million.

Other Income
Other income activity consisted of $98.1 million from the service contract line, $20.2 million from the GAP product line, and $0.1 million from the credit insurance line.
Benefits and Settlement Expenses
Benefits and settlement expenses activity was $55.4 million in service contract claims, $47.2 million in GAP claims and $4.1 million in credit insurance claims.
Amortization of DAC and VOBA and Other Operating Expenses
Amortization of DAC and VOBA consisted of $12.6 million in the credit insurance line, $6.5 million in the GAP line, and $0.9 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $126.0 million including activity in all products lines.
Sales
Total segment sales consisted of $378.2 million in the service contract line, $104.1 million in the GAP product line, and credit insurance sales of $21.3 million.
For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $20.6 million which consisted of service contract earnings of $11.1 million, GAP product earnings of $6.7 million, and credit insurance earnings of $2.9 million.
Net Premiums and Policy Fees
Net premiums and policy fees were $128.3 million, which consisted of service contract premiums of $77.0 million, GAP premiums of $38.7 million, and credit insurance premiums of $12.6 million.
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
For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $2.4 million which consisted of $1.3 million in service contract earnings, $0.9 million in GAP product earnings, and credit insurance earnings of $0.2 million.
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
For The Year Ended December 31, 2014 (Predecessor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $32.5 million for the year ended December 31, 2014, which consisted of service contract earnings of $18.1 million, GAP product earnings of $11.6 million, and credit insurance earnings of $2.8 million.
Net Premiums and Policy Fees
Net premiums and policy fees were $131.7 million, which consisted of service contract premiums of $85.5 million, GAP premiums of $31.1 million, and credit insurance premiums of $15.1 million.
Other Income
Other income activity consisted of $105.9 million from the service contract line, $15.6 million from the GAP product line, and $0.1 million from the credit insurance line.
Benefits and Settlement Expenses
Benefits and settlement expenses activity was $75.0 million in service contract claims, $17.2 million in GAP claims and $4.2 million in credit insurance claims.
Amortization of DAC and VOBA and Other Operating Expenses
Amortization of DAC and VOBA consisted of $13.3 million in the credit insurance line, $6.0 million in the GAP line, and $6.0 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $121.9 million including activity in all products lines.
Sales
Total segment sales consisted of $384.0 million in the service contract line, $73.6 million in the GAP product line, and credit insurance sales of $29.4 million.
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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(165,901)	$(150,599)	$(12,302)	$(143,849)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(72,742)	(65,895)	(4,659)	(60,245)
Amortization of DAC/VOBA	(1,870)	(637)	(520)	(6,424)
Other operating expenses	(4,745)	(4,162)	(531)	(6,921)
Total benefits and expenses	(79,357)	(70,694)	(5,710)	(73,590)

NET IMPACT OF REINSURANCE(1)	$(86,544)	$(79,905)	$(6,592)	$(70,259)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Year Ended December 31, 2016 (Successor Company)
Reinsurance premiums ceded of $165.9 million consisted of ceded premiums in the service contract line of $131.1 million, ceded premiums in the GAP product line of $19.5 million, and ceded premiums in the credit insurance line of $15.3 million.
Benefits and settlement expenses ceded consisted of $56.0 million in service contract ceded claims, $13.9 million in GAP ceded claims, and $2.8 million in credit insurance ceded claims.
Other operating expenses ceded of $4.7 million was mainly due to ceded activity in the credit insurance and GAP product lines.
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
For The Year Ended December 31, 2014 (Predecessor Company)
Reinsurance premiums ceded of $143.8 million consisted of ceded premiums in the service contract line of $109.6 million, ceded premiums in the GAP product line of $15.7 million, and ceded premiums in the credit insurance line of $18.5 million.
Benefits and settlement expenses ceded consisted of $51.3 million in service contract ceded claims, $5.5 million in GAP ceded claims, and $3.4 million in credit insurance ceded claims.
Amortization of DAC and VOBA ceded consisted of $3.6 million in the service contract line, $2.3 million in the credit insurance line, and $0.5 million in the GAP product line.
Other operating expenses ceded of $6.9 million was mainly due to ceded activity in the credit insurance and GAP product lines.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$13,986	$13,896	$1,343	$16,473
Reinsurance ceded	(246)	(220)	—	(11)
Net premiums and policy fees	13,740	13,676	1,343	16,462
Net investment income	200,690	154,055	10,677	173,349
Other income	11,053	808	141	11,657
Total operating revenues	225,483	168,539	12,161	201,468
Realized gains (losses)—investments	(4,886)	(2,254)	4,919	(3,885)
Realized gains (losses)—derivatives	826	82	455	(609)
Total revenues	221,423	166,367	17,535	196,974
BENEFITS AND EXPENSES
Benefits and settlement expenses	17,946	14,568	1,722	20,001
Amortization of DAC and VOBA	—	27	87	485
Other operating expenses	295,498	179,011	20,496	237,702
Total benefits and expenses	313,444	193,606	22,305	258,188
INCOME (LOSS) BEFORE INCOME TAX	(92,021)	(27,239)	(4,770)	(61,214)
Less: realized gains (losses)—investments	(4,886)	(2,254)	4,919	(3,885)
Less: realized gains (losses)—derivatives	826	82	455	(609)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(87,961)	$(25,067)	$(10,144)	$(56,720)
For The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $88.0 million for the year ended December 31, 2016, which consisted of $295.5 million of other operating expenses which is primarily interest expense and unallocated corporate overhead expenses. These expenses were partially offset by $200.7 million of investment income which represents income on assets supporting our equity capital and a $9.8 million gain on the extinguishment of debt.
Operating Revenues
Operating revenues of $225.5 million were primarily due to $200.7 million of investment income which represents income on assets supporting our equity capital and a $9.8 million gain on the extinguishment of debt.
Total Benefits and Expenses
Total benefits and expenses of $313.4 million were primarily due to $295.5 million of other operating expenses which included corporate overhead expenses and $181.8 million of interest expense.
For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $25.1 million for the period of February 1, 2015 to December 31, 2015, which consisted of $193.6 million of other operating expenses which is primarily interest and corporate overhead expenses. These expenses were partially offset by $154.1 million of investment income which represents income on assets supporting our equity capital.

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
For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)
Pre-tax Adjusted Operating Income (Loss)
The segment’s $10.1 million pre-tax adjusted operating loss was primarily due to $20.5 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $10.7 million of investment income which represents income on assets supporting our equity capital.
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
For The Year Ended December 31, 2014 (Predecessor Company)
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $56.7 million for the year ended December 31, 2014, which consisted of $237.7 million of other operating expenses. These expenses were partially offset by $173.3 million in net investment income which represents income on assets supporting our equity capital and $10.5 million of gains due to repurchases of non-recourse funding obligations.
Operating Revenues
Operating revenues of $201.5 million were primarily due to $173.3 million of investment income which represents income on assets supporting our equity capital.
Total Benefits and Expenses
Total benefits and expenses of $258.2 million were primarily due to $237.7 million of other operating expenses which included corporate overhead expenses and $141.7 million of interest expense.

CONSOLIDATED INVESTMENTS
As of December 31, 2016 (Successor Company), our investment portfolio was approximately $50.7 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $35.5 billion, or 86.8%, of our fixed maturities as “available-for-sale” as of December 31, 2016 (Successor Company). These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.6 billion, or 6.4%, of our fixed maturities and $52.6 million of short-term investments as of December 31, 2016 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.8 billion, or 6.8%, of our fixed maturities as “held-to-maturity” as of December 31, 2016 (Successor Company). These securities are carried at amortized cost on our consolidated balance sheets.
Fair values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate fair value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to fair value, management makes a determination as to the appropriate valuation amount. For more information about our the fair values of our investment s please refer to Note 7, Fair Value of Financial Instruments, to the financial statements.
The following table presents the reported values of our invested assets:

	Successor Company
	As of December 31,
	2016		2015
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2016 - $30,523,193; 2015 - $29,898,554)	$29,184,566	57.6%	$27,444,771	60.7%
Privately issued bonds (amortized cost: 2016 - $11,981,360; 2015 - $9,083,251)	11,679,121	23.0	8,654,911	19.1
Preferred stock (amortized cost: 2016 - $98,348; 2015 - $68,558)	89,827	0.3	66,882	0.1
Fixed maturities	40,953,514	80.9%	36,166,564	79.9%
Equity securities (cost: 2016 - $768,423; 2015 - $732,485)	754,489	1.5	739,263	1.6
Mortgage loans	6,132,125	12.1	5,662,812	12.6
Investment real estate	8,060	—	11,118	—
Policy loans	1,650,240	3.3	1,699,508	3.8
Other long-term investments	865,304	1.7	622,567	1.4
Short-term investments	332,431	0.5	268,718	0.7
Total investments	$50,696,163	100.0%	$45,170,550	100.0%
Included in the preceding table are $2.6 billion and $2.7 billion of fixed maturities and $52.6 million and $61.7 million of short-term investments classified as trading securities as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.8 billion and $593.3 million of securities classified as held-to-maturity as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively.
Fixed Maturity Investments
As of December 31, 2016 (Successor Company), our fixed maturity investment holdings were approximately $41.0 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor Company
	As of December 31,
Rating	2016		2015
	(Dollars in Thousands)
AAA	$5,241,698	12.8%	$5,223,656	14.4%
AA	3,500,090	8.5	2,865,729	7.9
A	12,748,585	31.1	11,600,130	32.1
BBB	14,471,125	35.4	14,104,113	39.0
Below investment grade	2,221,839	5.4	1,779,622	4.9
Not rated(1)	2,770,177	6.8	593,314	1.7
	$40,953,514	100.0%	$36,166,564	100.0%

(1) Our "not rated" securities are $2.8 billion or 6.8% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities ("VIE's") and are discussed in Note 6, Investment Operations, to the consolidated financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	Successor Company
	As of December 31,
Type	2016	2015
	(Dollars In Thousands)
Corporate securities	$28,996,154	$27,184,287
Residential mortgage-backed securities	2,153,510	2,051,931
Commercial mortgage-backed securities	1,961,153	1,433,630
Other asset-backed securities	1,411,617	1,072,474
U.S. government-related securities	1,295,120	1,770,524
Other government-related securities	302,933	76,567
States, municipals, and political subdivisions	1,973,022	1,916,954
Preferred stock	89,828	66,883
Securities issued by affiliates	2,770,177	593,314
Total fixed income portfolio	$40,953,514	$36,166,564

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor Company
	As of December 31, 2016	% Fair Value	As of December 31, 2015	% Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,857,746	9.4%	$3,373,418	9.3%
Other finance	83,895	0.2	482,676	1.3
Electric utility	3,929,300	9.6	3,709,684	10.2
Energy	3,897,950	9.5	3,308,855	9.1
Natural gas	603,149	1.5	639,614	1.8
Insurance	3,197,348	7.8	2,929,190	8.1
Communications	1,654,630	4.0	1,338,544	3.7
Basic industrial	1,536,879	3.8	1,483,634	4.1
Consumer noncyclical	3,483,948	8.5	3,139,178	8.7
Consumer cyclical	1,050,529	2.6	1,717,786	4.7
Finance companies	139,050	0.3	118,214	0.3
Capital goods	1,779,590	4.3	1,422,675	3.9
Transportation	1,144,450	2.8	972,341	2.7
Other industrial	200,605	0.5	315,961	0.9
Brokerage	769,663	1.9	550,787	1.5
Technology	1,551,826	3.8	1,326,057	3.7
Real estate	122,058	0.3	189,955	0.5
Other utility	83,366	0.2	232,601	0.6
Commercial mortgage-backed securities	1,961,153	4.8	1,433,630	4.0
Other asset-backed securities	1,411,617	3.4	1,072,474	3.0
Residential mortgage-backed non-agency securities	1,423,735	3.5	1,102,310	3.0
Residential mortgage-backed agency securities	729,775	1.8	949,621	2.6
U.S. government-related securities	1,295,120	3.2	1,770,524	4.9
Other government-related securities	302,933	0.7	76,567	0.2
State, municipals, and political divisions	1,973,022	4.8	1,916,954	5.3
Securities issued by affiliates	2,770,177	6.8	593,314	1.9
Total	$40,953,514	100.0%	$36,166,564	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor Company
	As of December 31,
Rating	2016	2015
	(Dollars In Thousands)
AAA	$341,364	$542,080
AA	301,258	309,852
A	849,286	752,419
BBB	884,850	771,501
Below investment grade	263,102	288,197
Total Modco trading fixed maturities	$2,639,860	$2,664,049

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2016 (Successor Company), were approximately $5.5 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company).

	As of December 31, 2016 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,767.5	$1,779.9	$—	$—	$1,167.9	$1,186.7	$727.3	$732.6	$3,662.7	$3,699.2
AA	3.1	3.1	—	—	517.0	532.9	125.2	117.8	645.3	653.8
A	2.8	2.8	0.5	0.5	266.5	270.9	426.4	428.6	696.2	702.8
BBB	2.2	2.2	1.8	1.9	9.8	9.8	34.6	34.7	48.4	48.6
Below	118.1	117.9	257.5	260.1	—	—	98.1	96.9	473.7	474.9
	$1,893.7	$1,905.9	$259.8	$262.5	$1,961.2	$2,000.3	$1,411.6	$1,410.6	$5,526.3	$5,579.3

Rating %
AAA	93.3%	93.4%	—%	—%	59.6%	59.4%	51.5%	51.9%	66.3%	66.3%
AA	0.2	0.2	—	—	26.4	26.6	8.9	8.4	11.7	11.7
A	0.1	0.1	0.2	0.2	13.5	13.5	30.2	30.4	12.6	12.6
BBB	0.1	0.1	0.7	0.7	0.5	0.5	2.5	2.5	0.9	0.9
Below	6.3	6.2	99.1	99.1	—	—	6.9	6.8	8.5	8.5
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$845.2	$845.2	$259.8	$262.5	$825.5	$837.1	$828.7	$828.9	$2,759.2	$2,773.7
2013	166.5	168.0	—	—	231.2	235.7	98.6	98.8	496.3	502.5
2014	205.0	205.0	—	—	238.2	246.9	168.4	168.4	611.6	620.3
2015	461.2	464.6	—	—	210.9	211.6	66.2	64.6	738.3	740.8
2016	215.8	223.1	—	—	455.4	469.0	249.7	249.9	920.9	942.0
Total	$1,893.7	$1,905.9	$259.8	$262.5	$1,961.2	$2,000.3	$1,411.6	$1,410.6	$5,526.3	$5,579.3

(1)Included in Residential Mortgage-Backed securities.

	As of December 31, 2015 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,585.4	$1,589.2	$—	$—	$1,002.4	$1,033.9	$595.2	$608.3	$3,183.0	$3,231.4
AA	1.4	1.4	—	—	253.5	262.0	197.1	194.5	452.0	457.9
A	3.5	3.5	—	—	164.5	165.9	153.8	159.2	321.8	328.6
BBB	2.8	2.8	2.8	2.8	13.2	13.2	13.5	13.5	32.3	32.3
Below	152.9	153.1	303.1	306.9	—	—	112.9	113.0	568.9	573.0
	$1,746.0	$1,750.0	$305.9	$309.7	$1,433.6	$1,475.0	$1,072.5	$1,088.5	$4,558.0	$4,623.2

Rating %
AAA	90.8%	90.8%	—%	—%	69.9%	70.1%	55.5%	55.9%	69.8%	69.9%
AA	0.1	0.1	—	—	17.7	17.8	18.4	17.9	9.9	9.9
A	0.2	0.2	—	—	11.5	11.2	14.3	14.6	7.1	7.1
BBB	0.2	0.2	0.9	0.9	0.9	0.9	1.3	1.2	0.7	0.7
Below	8.7	8.7	99.1	99.1	—	—	10.5	10.4	12.5	12.4
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2011 and prior	$894.3	$896.2	$305.9	$309.7	$480.1	$491.0	$826.4	$838.0	$2,506.7	$2,534.9
2012	74.2	75.2	—	—	369.5	381.1	136.6	138.8	580.3	595.1
2013	157.2	160.3	—	—	198.2	203.8	48.9	49.9	404.3	414.0
2014	161.6	160.6	—	—	216.6	228.3	43.1	44.3	421.3	433.2
2015	458.7	457.7	—	—	169.2	170.8	17.5	17.5	645.4	646.0
Total	$1,746.0	$1,750.0	$305.9	$309.7	$1,433.6	$1,475.0	$1,072.5	$1,088.5	$4,558.0	$4,623.2

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of December 31, 2016 (Successor Company) were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 5.53 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2016 (Successor Company):

Non-agency portfolio	Weighted-Average Life
Prime	5.80
Alt-A	3.69
Sub-prime	2.94

Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2016 (Successor Company), our mortgage loan holdings were approximately $6.1 billion. We have specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of December 31, 2016 (Successor Company), assuming the loans are called at their next call dates, approximately $167.6 million will be due in 2017, $938.3 million in 2018 through 2022, $131.0 million in 2023 through 2027, and $10.2 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), approximately $595.2 million and $449.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the year ended December 31, 2016, the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), we recognized, $16.7 million $29.8 million, $0.1 million, and $16.7 million, respectively, of participating mortgage loan income.
The following table includes a breakdown of our commercial mortgage loan portfolio as of December 31, 2016 (Successor Company):

Commercial Mortgage Loan Portfolio Profile
Total portfolio of 1,718 loans	$6.1 billion
Average loan size	$3.4 million
Weighted-average amortization	21.9 years
Weighted-average coupon	5.01%
Weighted-average LTV	54.9%
Weighted-average debt coverage ratio	1.52
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2016 (Successor Company), the Company had an allowance for mortgage loan credit losses of $0.7 million and, as of December 31, 2015 (Successor Company), there were no allowances for mortgage loan credit losses. While our mortgage loans do not have quoted market values, as of December 31, 2016 (Successor Company), we estimated the fair value of our mortgage loans to be $5.9 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 3.3% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of December 31, 2016 (Successor Company), approximately $1.5 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2016 (Successor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2016 (Successor Company) we recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loan terms unavailable from other lenders and reduced the expected cash flows on the loan. We did not identify any loans whose principal was permanently impaired during the year ended December 31, 2016 (Successor Company).
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2016 (Successor Company), $1.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We foreclosed on $1.0 million nonperforming loans during the year ended December 31, 2016 (Successor Company).
As of December 31, 2016 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the year ended December 31, 2016 (Successor Company).
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
Unrealized Gains and Losses—Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2016 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $1.7 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2016 (Successor Company), and an overall net unrealized loss of $2.9 billion as of December 31, 2015 (Successor Company).
For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2016 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$17,200,166	58.9%	$17,793,106	57.2%	$(592,940)	31.8%
>90 days but <= 180 days	910,286	3.1	976,494	3.1	(66,208)	3.6
>180 days but <= 270 days	48,986	0.2	50,297	0.2	(1,311)	0.1
>270 days but <= 1 year	109,752	0.4	116,076	0.4	(6,324)	0.3
>1 year but <= 2 years	10,957,882	37.4	12,154,074	39.1	(1,196,192)	64.2
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$29,227,072	100.0%	$31,090,047	100.0%	$(1,862,975)	100.0%
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
As of December 31, 2016 (Successor Company), the Barclays Investment Grade Index was priced at 121.9 bps versus a 10 year average of 177.2 bps. Similarly, the Barclays High Yield Index was priced at 441.9 bps versus a 10 year average of 651.3 bps. As of December 31, 2016 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.928%, 2.445%, and 3.066%, as compared to 10 year averages of 1.924%, 2.810%, and 3.647%, respectively.
As of December 31, 2016 (Successor Company), 93.7% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of December 31, 2016 (Successor Company), there were estimated gross unrealized losses of $3.4 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2016 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.
We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2016 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$3,106,898	10.6%	$3,214,957	10.3%	$(108,059)	5.8%
Other finance	65,883	0.2	69,729	0.2	(3,846)	0.2
Electric utility	3,412,425	11.7	3,727,811	12.0	(315,386)	16.9
Energy	2,714,073	9.3	2,892,598	9.3	(178,525)	9.6
Natural gas	542,654	1.9	593,355	1.9	(50,701)	2.7
Insurance	2,864,965	9.8	3,101,797	10.0	(236,832)	12.7
Communications	1,466,405	5.0	1,607,756	5.2	(141,351)	7.6
Basic industrial	1,149,208	3.9	1,236,848	4.0	(87,640)	4.7
Consumer noncyclical	2,636,679	9.0	2,822,430	9.1	(185,751)	10.0
Consumer cyclical	770,269	2.6	814,406	2.6	(44,137)	2.4
Finance companies	64,490	0.2	69,077	0.2	(4,587)	0.2
Capital goods	1,393,935	4.8	1,480,205	4.8	(86,270)	4.6
Transportation	954,836	3.3	1,018,546	3.3	(63,710)	3.4
Other industrial	163,993	0.6	176,558	0.6	(12,565)	0.7
Brokerage	516,318	1.8	550,112	1.8	(33,794)	1.8
Technology	949,675	3.2	1,003,894	3.2	(54,219)	2.9
Real estate	126,156	0.5	131,715	0.4	(5,559)	0.3
Other utility	17,326	0.1	18,516	0.1	(1,190)	0.1
Commercial mortgage-backed securities	1,552,621	5.3	1,594,299	5.1	(41,678)	2.2
Other asset-backed securities	500,497	1.7	521,195	1.7	(20,698)	1.1
Residential mortgage-backed non-agency securities	965,399	3.3	985,142	3.2	(19,743)	1.1
Residential mortgage-backed agency securities	265,996	0.9	271,920	0.9	(5,924)	0.3
U.S. government-related securities	1,237,945	4.2	1,278,400	4.1	(40,455)	2.2
Other government-related securities	177,805	0.6	192,602	0.6	(14,797)	0.8
States, municipals, and political divisions	1,610,621	5.5	1,716,179	5.4	(105,558)	5.7
Total	$29,227,072	100.0%	$31,090,047	100.0%	$(1,862,975)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2015 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$2,908,692	9.6%	$3,024,232	9.1%	$(115,540)	3.9%
Other finance	437,939	1.4	453,491	1.4	(15,552)	0.5
Electric utility	3,396,360	11.2	3,790,953	11.4	(394,593)	13.5
Energy	3,144,857	10.4	3,757,865	11.3	(613,008)	20.9
Natural gas	580,424	1.9	658,835	2.0	(78,411)	2.7
Insurance	2,699,313	8.9	2,984,867	9.0	(285,554)	9.7
Communications	1,207,227	4.0	1,396,152	4.5	(188,925)	6.5
Basic industrial	1,404,012	4.6	1,658,300	5.0	(254,288)	8.7
Consumer noncyclical	2,780,597	9.2	3,036,815	9.1	(256,218)	8.7
Consumer cyclical	1,512,885	4.9	1,627,750	4.9	(114,865)	3.9
Finance companies	102,526	0.3	111,112	0.3	(8,586)	0.3
Capital goods	1,269,025	4.2	1,368,468	4.1	(99,443)	3.4
Transportation	858,122	2.8	944,190	2.8	(86,068)	2.9
Other industrial	275,478	0.9	301,883	0.9	(26,405)	0.9
Brokerage	480,565	1.6	516,367	1.6	(35,802)	1.2
Technology	1,152,738	3.8	1,247,429	3.8	(94,691)	3.2
Real estate	139,853	0.5	142,483	0.4	(2,630)	0.1
Other utility	216,013	0.7	236,052	0.7	(20,039)	0.7
Commercial mortgage-backed securities	1,233,518	4.1	1,275,376	3.5	(41,858)	1.4
Other asset-backed securities	633,274	2.1	652,037	2.0	(18,763)	0.6
Residential mortgage-backed non-agency securities	562,686	1.9	572,327	1.7	(9,641)	0.3
Residential mortgage-backed agency securities	414,747	1.4	422,218	1.3	(7,471)	0.3
U.S. government-related securities	1,291,476	4.3	1,326,008	4.0	(34,532)	1.2
Other government-related securities	17,740	0.1	18,483	0.1	(743)	—
States, municipals, and political divisions	1,566,752	5.2	1,693,566	5.1	(126,814)	4.5
Total	$30,286,819	100.0%	$33,217,259	100.0%	$(2,930,440)	100.0%

The range of maturity dates for securities in an unrealized loss position as of December 31, 2016 (Successor Company) varies, with 19.1% maturing in less than 5 years, 19.9% maturing between 5 and 10 years, and 61.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2016 (Successor Company):

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$16,440,228	56.3%	$17,351,304	55.8%	$(911,076)	48.9%
BBB	11,549,363	39.5	12,384,322	39.8	(834,959)	44.8
Investment grade	27,989,591	95.8	29,735,626	95.6	(1,746,035)	93.7
BB	751,084	2.6	807,595	2.6	(56,511)	3.1
B	306,250	1.0	349,706	1.1	(43,456)	2.3
CCC or lower	180,147	0.6	197,120	0.7	(16,973)	0.9
Below investment grade	1,237,481	4.2	1,354,421	4.4	(116,940)	6.3
Total	$29,227,072	100.0%	$31,090,047	100.0%	$(1,862,975)	100.0%
As of December 31, 2016 (Successor Company), we held a total of 2,375 positions that were in an unrealized loss position. Included in that amount were 153 positions of below investment grade securities with a fair value of $1.2 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $116.9 million, $108.1 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.4% of invested assets.
As of December 31, 2016 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 4.2% of the total fair value and 6.3% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2016 (Successor Company):

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$295,021	23.8%	$300,391	22.2%	$(5,370)	4.6%
>90 days but <= 180 days	8,809	0.7	8,952	0.7	(143)	0.1
>180 days but <= 270 days	16,584	1.3	17,072	1.3	(488)	0.4
>270 days but <= 1 year	69,809	5.6	72,693	5.4	(2,884)	2.5
>1 year but <= 2 years	847,258	68.6	955,313	70.4	(108,055)	92.4
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,237,481	100.0%	$1,354,421	100.0%	$(116,940)	100.0%

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2016 (Successor Company):

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$4,900,334	13.8%
AA	3,198,832	9.0
A	11,899,298	33.5
BBB	13,586,275	38.2
Investment grade	33,584,739	94.5
BB	1,236,974	3.5
B	401,445	1.1
CCC or lower	320,319	0.9
Below investment grade	1,958,738	5.5
Total	$35,543,477	100.0%
Not included in the table above are $2.4 billion of investment grade and $263.1 million of below investment grade fixed maturities classified as trading securities and $2.8 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2016 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2016 (Successor Company):

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Southern Co.	$215.5	$—	$215.5
Federal Home Loan Bank	208.1	—	208.1
Duke Energy Corp.	198.0	—	198.0
AT&T, Inc.	197.8	—	197.8
Wells Fargo & Co.	193.5	3.9	197.4
Berkshire Hathaway	197.2	—	197.2
Exelon Corp.	191.7	—	191.7
Anheuser-Busch Inbev.	188.6	—	188.6
Goldman Sachs Group Inc.	181.4	—	181.4
Bank of America Corp.	179.6	1.2	180.8
Total	$1,951.4	$5.1	$1,956.5
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2016 (Successor Company), we concluded that approximately $17.7 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $14.3 million of non-credit losses in other comprehensive income (loss).
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

The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2016 (Successor Company). As of December 31, 2016 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$580.5	$725.5	$1,306.0
Netherlands	187.8	240.6	428.4
France	108.0	209.0	317.0
Switzerland	186.3	118.3	304.6
Germany	140.7	100.4	241.1
Spain	22.8	213.8	236.6
Belgium	—	198.3	198.3
Sweden	128.5	32.2	160.7
Norway	—	95.9	95.9
Italy	—	91.9	91.9
Ireland	11.0	55.6	66.6
Luxembourg	—	59.6	59.6
Total securities	1,365.6	2,141.1	3,506.7
Derivatives:
Germany	28.1	—	28.1
United Kingdom	19.7	—	19.7
Switzerland	4.4	—	4.4
France	3.9	—	3.9
Total derivatives	56.1	—	56.1
Total securities	$1,421.7	$2,141.1	$3,562.8

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturity gains - sales	$41,698	$8,650	$6,920	$76,327
Fixed maturity losses - sales	(9,488)	(7,368)	(29)	(1,168)
Equity gains - sales	387	95	—	1,793
Equity losses - sales	(295)	(1,096)	—	—
Impairments on corporate securities	(17,748)	(26,993)	(481)	(7,275)
Modco trading portfolio	67,583	(167,359)	73,062	142,016
Other	(9,226)	192	1,200	(13,566)
Total realized gains (losses) - investments	$72,911	$(193,879)	$80,672	$198,127

Derivatives related to VA contracts:
Interest rate futures - VA	$(3,450)	$(14,818)	$1,413	$27,801
Equity futures - VA	(106,431)	(5,033)	9,221	(26,104)
Currency futures - VA	33,836	7,169	7,778	14,433
Variance swaps - VA	—	—	—	(744)
Equity options - VA	(60,962)	(27,733)	3,047	(41,216)
Interest rate swaptions - VA	(1,161)	(13,354)	9,268	(22,280)
Interest rate swaps - VA	20,420	(85,942)	122,710	214,164
Embedded derivative - GLWB	68,056	4,412	(207,018)	(401,354)
Total derivatives related to VA contracts	(49,692)	(135,299)	(53,581)	(235,300)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(16,494)	(738)	1,769	(16,932)
Equity futures - FIA	4,248	(355)	(184)	870
Volatility futures - FIA	—	5	—	20
Equity options - FIA	8,149	1,211	(2,617)	9,906
Total derivatives related to FIA contracts	(4,097)	123	(1,032)	(6,136)
Derivatives related to IUL contracts:
Embedded derivative - IUL	9,529	(614)	(486)	(8)
Equity futures - IUL	129	144	3	15
Equity options - IUL	3,477	(540)	(115)	150
Total derivatives related to IUL contracts	13,135	(1,010)	(598)	157
Embedded derivative - Modco reinsurance treaties	390	166,092	(68,026)	(105,276)
Other derivatives	(24)	91	(37)	(323)
Total realized gains (losses) - derivatives	$(40,288)	$29,997	$(123,274)	$(346,878)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2016 (Successor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of other-than-temporary impairments and actual sales of investments. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments are presented in the chart below:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For the Year Ended December 31, 2014
	(Dollars In Millions)		(Dollars In Millions)
Alt-A MBS	$—	$—	$0.3	$3.6
Other MBS	0.2	0.2	0.2	2.9
Corporate securities	16.8	26.6	—	—
Other	0.7	0.2	—	0.8
Total	$17.7	$27.0	$0.5	$7.3
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2016 (Successor Company), we sold securities in an unrealized loss position with a fair value of $85.8 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Successor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$71,820	83.7%	$(6,470)	66.1%
>90 days but <= 180 days	2,518	2.9	(449)	4.6
>180 days but <= 270 days	1,679	2.0	(678)	6.9
>270 days but <= 1 year	1,623	1.9	(341)	3.5
>1 year	8,195	9.5	(1,845)	18.9
Total	$85,835	100.0%	$(9,783)	100.0%
For the year ended December 31, 2016 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $85.8 million. The loss realized on the sale of these securities was $9.8 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the year ended December 31, 2016 (Successor Company), we sold securities in an unrealized gain position with a fair value of $1.2 billion. The gain realized on the sale of these securities was $42.1 million.
The $9.2 million of other realized losses recognized for the year ended December 31, 2016 (Successor Company), consisted of realized losses of $2.4 million related to the sale of a partnership, realized losses of $5.7 million related to mortgage loans, realized losses of $0.3 million related to real estate, and $0.8 million related to a increase in mortgage loan reserves.
For the year ended December 31, 2016 (Successor Company) net gains of $67.6 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $2.4 million of losses were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $0.4 million during the year ended December 31, 2016 (Successor Company). These gains were due to higher treasury yields and decreased credit spreads.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the year ended December 31, 2016 (Successor Company), we experienced net realized losses on derivatives related to VA contracts of approximately $49.7 million. These net losses on derivatives related to VA contracts in addition to capital market impacts were affected by changes in assumed mortality and GLWB utilization.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated immaterial losses for the year ended December 31, 2016 (Successor Company).
LIQUIDITY AND CAPITAL RESOURCES
The Holding Company

Overview

Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We expect to use a portion of our positive cash flow from operations to pay dividends to our parent, Dai-ichi Life. We paid $89.3 million in dividends during the year ended December 31, 2016 (Successor Company), and expect to pay a dividend of approximately $143.8 million during 2017.

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

Debt and other capital resources

Our primary sources of capital are retained income from our operating subsidiaries, capital infusions from our parent, as well as our ability to access debt financing markets. Additionally, we have access to the Credit Facility discussed below.

On February 2, 2015, we amended and restated the Credit Facility (the “Credit Facility”). Under the Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2016 (Successor Company). There was an outstanding balance of $170.0 million bearing interest at a rate of LIBOR plus 1.00% as of December 31, 2016 (Successor Company).

Our aggregate principal balance (long-term debt with maturities greater than 1 year, subordinated debt securities, and a revolving line of credit) decreased $368.1 million during the year ended December 31, 2016 (Successor Company), as compared to a decrease of $69.9 million during the year ended December 31, 2015 (Successor Company).

Changes in principal during 2016 (Successor Company) and during the period February 1, 2015 to December 31, 2015 (Successor Company), are detailed below

Successor Company
Description	Change in Principal
(Dollars In Thousands)
2016
8.45% Senior Notes (2009), due 2039 (par value: $246,926)	$(53,074)
February 1, 2015 to December 31, 2015
6.125% Subordinated Debentures (2004), due 2034, callable 2009 (par value: $103,093)	$(104,936)
Debt increases (reductions) in the revolving line of credit during 2016 and 2015 are detailed below:

Successor Company
Description	Change in Principal	Interest Rate
	(Dollars In Thousands)
2016
Revolving line of credit	$(315,000)	LIBOR + 1.00%
February 1, 2015 to December 31, 2015
Revolving line of credit	$35,000	LIBOR + 1.00%

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

In the event of significant unanticipated cash requirements beyond our normal liquidity needs, we have additional sources of liquidity available depending on market conditions and the amount and timing of the liquidity need. These additional sources of liquidity include cash flows from operations, the sale of liquid assets, accessing our credit facility, and other sources described herein. Our decision to sell investment assets could be impacted by accounting rules, including rules relating to the likelihood of a requirement to sell securities before recovery of our cost basis. Under stressful market and economic conditions, liquidity may broadly deteriorate, which could negatively impact our ability to sell investment assets. If we require significant amounts of cash in excess of normal requirements on short notice, we may have difficulty selling investment assets in a timely manner or be forced to sell them for less than we otherwise would have been able to realize, or both.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2016 (Successor Company), our total cash and invested assets were $51.0 billion. The life insurance subsidiaries were committed as of December 31, 2016 (Successor Company), to fund mortgage loans in the amount of $855.3 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $530.3 million in cash and short-term investments as of December 31, 2016 (Successor Company), and we held approximately $78.9 million in cash available for general corporate purposes
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Net cash provided by operating activities	$249,638	$355,628	$191,223	$723,497
Net cash (used in) provided by investing activities	(4,366,985)	(1,492,815)	22,994	88,916
Net cash provided by (used in) financing activities	4,069,457	1,070,549	(130,918)	(899,544)
Total	$(47,890)	$(66,638)	$83,299	$(87,131)
For The Year Ended December 31, 2016 (Successor Company)
Net Cash Provided by Operating Activities-Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the change in the amount of cash available and used in investing activities.
Net Cash Provided By (Used in) Investing Activities-Net cash used in investing activities—Changes in cash from investing activities primarily related to our investment portfolio and the purchase of $2.2 billion of held-to-maturity securities issued by affiliates in conjunction with the GLAIC reinsurance transaction. See Note 3, Significant Transactions and Note 15, Debt and Other Obligations for additional information on the transaction.
Net Cash (Used in) Provided by Financing Activities-Changes in cash from financing activities included $359.5 million inflows from repurchase program borrowings and $2.1 million inflows of investment product and universal life net activity for the year ended December 31, 2016. Net activity related to the credit facility resulted in outflows of $368.1 million for the year ended December 31, 2016. Net issuances of non‑recourse funding obligations was $2.1 billion during the year ended December 31,

2016 (Successor Company), which occurred with the GLAIC reinsurance transaction. See Note 3, Significant Transactions and Note 15, Debt and Other Obligations for additional information on the transaction.
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
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2016 (Successor Company), we had $722.3 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $861.7 million and the repurchase obligation of $797.7 million was included in our consolidated balance sheets (at an average borrowing rate of 65 basis points). During 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016 (Successor Company). As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in our consolidated balance sheets. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $912.7 million and $175.0 million, respectively. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).
Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.
Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2017 is approximately to be $423.7 million.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2016 (Successor Company), our total adjusted capital and company action level RBC were approximately $4.5 billion and $731.0 million, respectively, providing an RBC ratio of approximately 619%.

Statutory reserves established for VA contracts are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees and product design. As a result, the relationship between reserve changes and equity market performance may be non-linear during any given reporting period. Market conditions greatly influence the capital required due to their impact on the valuation of reserves and derivative investments mitigating the risk in these reserves. For example, if the level of the S&P 500 had been 10% lower as of December 31, 2016 (Successor Company), we estimate that our RBC ratio would have declined by an insignificant amount. Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2016 (Successor Company), we estimate that our RBC ratio would have changed by an insignificant amount. Risk mitigation activities may result in material and sometimes counterintuitive impacts on statutory surplus and RBC ratio. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can vary at a non-linear rate.

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a positive impact to our statutory surplus of approximately $16 million on a pre-tax basis for the year ended December 31, 2016 (Successor Company), as compared to a negative impact to our statutory surplus of approximately $136 million on a pre-tax basis for the year ended December 31, 2015 (Successor Company).

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2016 (Successor Company), we ceded premiums to third party reinsurers amounting to $1.3 billion. In addition, we had receivables from reinsurers amounting to $5.3 billion as of December 31, 2016 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 14, Reinsurance, to the consolidated financial statements included in this report.

On January 15, 2016, PLICO closed the reinsurance transaction with GLAIC. We estimate that the total capital investment was approximately $589 million, instead of $661 million, as previously estimated and disclosed. The estimated total capital investment decreased primarily due to lower initial risk-based capital than previously estimated and our ability to utilize certain tax benefits sooner than expected.

On December 1, 2016, PLICO completed the acquisition of the Pompano Beach, Florida-based USWC Holding Company (“US Warranty”), pursuant to a Stock Purchase Agreement. The Company accounted for this transaction under the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The aggregate purchase price for US Warranty was $136.1 million.

Captive Reinsurance Companies

Our life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either through the issuance of non-recourse funding obligations by the captives or obtaining Letters of Credit from third-party financial institutions. For more information regarding our use of captives and their impact on our financial statements, please refer to Note 15, Debt and Other Obligations.

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

We also use a captive reinsurance company to reinsure risks associated with GLWB and GMDB riders which helps us to manage those risks on an economic basis. In an effort to mitigate the equity market risks relative to our RBC ratio, in the fourth quarter of 2012, we established an indirect wholly owned insurance subsidiary, Shades Creek Captive Insurance Company (“Shades Creek”), to which PLICO has reinsured GLWB and GMDB riders related to certain of its VA contracts. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation.

During 2012, we entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Also in accordance with this support agreement, $120 million of additional capital was provided to Shades Creek by the Company through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2016 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A2
West Coast Life Insurance Company	A+	A+	AA-	A2
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Protective Property & Casualty Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A+	A+	A2
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
As of December 31, 2016 (Successor Company), we had policy liabilities and accruals of approximately $31.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.49%.
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
As of December 31, 2016 (Successor Company), we carried a $9.8 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,543,578	$62,763	$650,581	$212,080	$618,154
Non-recourse funding obligations(2)	4,824,107	240,932	563,973	671,803	3,347,399
Subordinated debt securities(3)	1,124,457	26,969	53,938	53,938	989,612
Stable value products(4)	3,692,388	732,873	1,683,029	1,122,362	154,124
Operating leases(5)	33,626	4,497	8,834	7,823	12,472
Home office lease(6)	78,282	1,653	76,629	—	—
Mortgage loan and investment commitments	1,047,794	891,496	156,298	—	—
Repurchase program borrowings(7)	797,750	797,750	—	—	—
Policyholder obligations(8)	42,001,695	1,585,547	3,564,443	3,423,752	33,427,953
Total(9)	$55,143,677	$4,344,480	$6,757,725	$5,491,758	$38,549,714

(1)	Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(2)
Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.8 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.9 billion relates to the Golden Gate transaction that occurred in Q1 2016. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by nonconsolidated entity and third parties. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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
We have not yet determined the total amount we will fund during 2017, but we estimate that the amount will be between $1 million and $10 million.
For a complete discussion of our benefit plans, additional information related to the funded status of our benefit plans, and our funding policy, see Note 18, Employee Benefit Plans, to the consolidated financial statements included in this report.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into indemnity agreements with each of our directors as well as operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 16, Commitments and Contingencies, of the consolidated financial statements for more information.

MARKET RISK EXPOSURES
Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 8, Derivative Financial Instruments, to the consolidated financial statements included in this report for additional information on our financial instruments.
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
Derivative instruments that are used as part of the Company's foreign currency exchange risk management strategy include foreign currency swaps, foreign currency futures, foreign equity futures, and foreign equity options.
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

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2016 (Successor Company) and as of December 31, 2015 (Successor Company), and the percent change in fair value the following estimated fair values would represent:

Successor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2016
Fixed maturities	$37,689.5	(8.0)%
Mortgage loans	5,621.4	(5.2)
2015
Fixed maturities	$33,381.7	(7.7)%
Mortgage loans	5,247.2	(5.1)
Estimated fair values from the hypothetical increase in rates were derived from the durations of our fixed maturities and mortgage loans. Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management's view of future fair value changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.
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
As of December 31, 2016 (Successor Company) and as of December 31, 2015 (Successor Company), we had outstanding mortgage loan commitments of $855.3 million at an average rate of 4.2% and $601.9 million at an average rate of 4.4%, respectively, with estimated fair values of $863.3 million and $622.0 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2016 (Successor Company) and as of December 31, 2015 (Successor Company), and the percent change in fair value that the following estimated fair values would represent:

Successor Company
As of December 31,	Amount	Percent Change

2016	$817.8	(5.3)%
2015	$595.4	(4.3)%
The estimated fair values from the hypothetical increase in rates were derived from the durations of our outstanding mortgage loan commitments. While these estimated fair values provide an indication of how sensitive the fair value of our outstanding commitments are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.
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
As of December 31, 2016 (Successor Company), total derivative contracts with a notional amount of $25.5 billion were in a $444.6 million net loss position. Included in the $25.5 billion is a notional amount of $2.5 billion in a $138.7 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $10.6 billion in a $115.4 million net loss position that relates to our GLWB embedded derivatives, $1.5 billion in a $147.4 million net loss position that relates to our FIA embedded derivatives, and $103.8 million in a $46.1 million net loss position that relates to our IUL embedded derivatives. As of December 31, 2015 (Successor Company), total derivative contracts with a notional amount of $21.4 billion were in a $508.8 million net loss position. Included in the $21.4 billion is a notional amount of $2.5 billion in a $177.1 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $10.3 billion in a $181.6 million net loss position that relates to our GLWB embedded derivatives, $1.1 billion in a $100.3 million net loss position that relates to our FIA embedded derivatives, and $57.8 million in a $29.6 million net loss position that relates to our IUL embedded derivatives. We recognized losses of $40.3 million, gains of $30.0 million, and losses of $346.9 million related to derivative financial instruments for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the year ended December 31, 2014 (Predecessor Company), respectively.

The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates (1)(2)
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2016
Futures	$1,096.4	$(5.7)	$(80.0)	$84.3
Interest Rate Swaptions	225.0	2.5	12.3	—
Floating to fixed Swaps	70.0	0.5	3.2	(2.2)
Fixed to floating Swaps	1,640.0	60.9	(136.6)	301.8
GLWB embedded derivative	10,563.7	(115.4)	171.1	(498.3)
Total	$13,595.1	$(57.2)	$(30.0)	$(114.4)
2015
Futures	$1,076.1	$—	$(69.6)	$80.6
Interest Rate Swaptions	225.0	3.7	14.8	—
Floating to fixed Swaps	270.0	0.3	7.1	(6.4)
Fixed to floating Swaps	1,640.0	49.5	(149.3)	295.5
GLWB embedded derivative	10,309.3	(181.6)	127.0	(594.4)
Total	$13,520.4	$(128.1)	$(70.0)	$(224.7)

(1)	Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2016 and 2015.

(2)	Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2016
Futures	$756.8	$2.9	$(70.2)	$75.9
Options	6,534.8	171.8	155.0	196.4
GLWB embedded derivative	10,563.7	(115.4)	(11.7)	(238.3)
FIA embedded derivative	1,496.3	(147.4)	(159.0)	(124.6)
IUL embedded derivative	103.8	(46.1)	(48.2)	(41.2)
Total	$19,455.4	$(134.2)	$(134.1)	$(131.8)
2015
Futures	$495.9	$(1.3)	$(37.7)	$35.0
Options	3,403.8	157.6	126.7	196.5
GLWB embedded derivative	10,309.3	(181.6)	(111.9)	(264.1)
FIA embedded derivative	1,110.8	(100.3)	(115.4)	(83.7)
IUL embedded derivative	57.8	(29.6)	(32.1)	(27.3)
Total	$15,377.6	$(155.2)	$(170.4)	$(143.6)

The following table sets forth the notional amount and fair value of our currency swap and futures risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2016
Currency futures	$340.1	$7.9	$(25.3)	$41.1
Swaps Fixed to Fixed	117.2	0.1	13.3	(13.0)
	$457.3	$8.0	$(12.0)	$28.1
2015
Currency futures	$273.6	$1.4	$(25.8)	$28.6
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
Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $0.4 billion of our stable value contracts have no early termination rights.
As of December 31, 2016 (Successor Company), we had $3.5 billion of stable value product account balances with an estimated fair value of $3.5 billion (using discounted cash flows) and $10.6 billion of annuity account balances with an estimated fair value of $10.3 billion (using discounted cash flows). As of December 31, 2015 (Successor Company), we had $2.1 billion of stable value product account balances with an estimated fair value of $2.1 billion (using discounted cash flows) and $10.7 billion of annuity account balances with an estimated fair value of $10.3 billion (using discounted cash flows).
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
		+100 bps	–100 bps
	(Dollars In Millions)
2016
Stable value product account balances	$3,488.9	$3,574.0	$3,403.7
Annuity account balances	10,314.8	10,164.0	10,424.5
2015
Stable value product account balances	$2,124.7	$2,080.7	$2,168.7
Annuity account balances	10,274.6	10,125.3	10,389.8
Estimated fair values from the hypothetical changes in interest rates were derived from the durations of our stable value and annuity account balances. While these estimated fair values provide an indication of how sensitive the fair values of our stable value and annuity account balances are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

Certain of our liabilities relate to products whose profitability could be significantly affected by changes in interest rates. In addition to traditional whole life and term insurance, many universal life policies with secondary guarantees that insurance coverage will remain in force (subject to the payment of specified premiums) have such characteristics. These products do not allow us to adjust policyholder premiums after a policy is issued, and most of these products do not have significant account values upon which we credit interest. If interest rates fall, these products could have both decreased interest earnings and increased amortization of deferred acquisition costs and VOBA, and the converse could occur if interest rates rise.
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2016 (Successor Company) and as of December 31, 2015 (Successor Company):

Credited Rate Summary As of December 31, 2016 (Successor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$202	$1,133	$2,023	$3,358
>3% - 4%	4,001	1,191	11	5,203
>4% - 5%	1,928	14	—	1,942
>5% - 6%	208	—	—	208
Subtotal	6,339	2,338	2,034	10,711
Fixed Annuities
1%	$670	$153	$114	$937
>1% - 2%	535	463	103	1,101
>2% - 3%	2,056	68	7	2,131
>3% - 4%	267	—	—	267
>4% - 5%	281	—	—	281
>5% - 6%	3	—	—	3
Subtotal	3,812	684	224	4,720
Total	$10,151	$3,022	$2,258	$15,431

Percentage of Total	66%	19%	15%	100%

Credited Rate Summary As of December 31, 2015 (Successor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$197	$1,033	$2,016	$3,246
>3% - 4%	3,648	1,603	27	5,278
>4% - 5%	1,983	14	—	1,997
>5% - 6%	215	—	—	215
Subtotal	6,043	2,650	2,043	10,736
Fixed Annuities
1%	$663	$169	$138	$970
>1% - 2%	569	496	131	1,196
>2% - 3%	2,083	248	11	2,342
>3% - 4%	278	—	—	278
>4% - 5%	287	—	—	287
>5% - 6%	3	—	—	3
Subtotal	3,883	913	280	5,076
Total	$9,926	$3,563	$2,323	$15,812

Percentage of Total	63%	23%	14%	100%

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
The following presents our estimates of the hypothetical impact to the December 31, 2016 (Successor Company) benefit obligation and to the 2016 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(24,060)	$(4,330)
100 basis point decrease	28,816	5,072
Increase (Decrease) in Benefit Cost:
100 basis point increase	$715	$49
100 basis point decrease	(461)	84

(1)	Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.
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
For our postretirement life insurance plan, we utilized 25 year average and annualized return results on the Barclay's short treasury index to determine an appropriate long-term rate of return assumption.
The following presents our estimates of the hypothetical impact to the 2016 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,971)	$(54)
100 basis point decrease	1,971	54

(1)	Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.
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

Item 8.    Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
The following financial statements are located in this report on the pages indicated.

Page
Consolidated Statements of Income For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), and For The Year Ended December 31, 2014 (Predecessor Company)	105
Consolidated Statements of Comprehensive Income (Loss) For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), and For The Year Ended December 31, 2014 (Predecessor Company)	106
Consolidated Balance Sheets as of December 31, 2016 (Successor Company) and as of December 31, 2015 (Successor Company)	107
Consolidated Statements of Shareowner's Equity For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), and For The Year Ended December 31, 2014 (Predecessor Company)	109
Consolidated Statements of Cash Flows For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), and For The Year Ended December 31, 2014 (Predecessor Company)	110
Notes to Consolidated Financial Statements	112
Report of Independent Registered Public Accounting Firm	201
Predecessor and Successor Company information is not comparable.
For supplemental quarterly financial information, please see Note 26, Consolidated Quarterly Results—Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$3,407,931	$3,008,050	$261,866	$3,297,768
Reinsurance ceded	(1,314,716)	(1,154,978)	(89,956)	(1,373,597)
Net of reinsurance ceded	2,093,215	1,853,072	171,910	1,924,171
Net investment income	1,942,456	1,632,948	175,180	2,197,724
Realized investment gains (losses):
Derivative financial instruments	(40,288)	29,997	(123,274)	(346,878)
All other investments	90,659	(166,886)	81,153	205,402
Other-than-temporary impairment losses	(32,075)	(28,659)	(636)	(2,589)
Portion recognized in other comprehensive income (before taxes)	14,327	1,666	155	(4,686)
Net impairment losses recognized in earnings	(17,748)	(26,993)	(481)	(7,275)
Other income	415,653	388,531	36,421	430,428
Total revenues	4,483,947	3,710,669	340,909	4,403,572
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (Successor 2016 - $1,181,960; 2015 - $1,025,596); (Predecessor 2015 - $87,674; 2014 - $1,226,307)	2,880,435	2,539,943	267,287	2,791,610
Amortization of deferred policy acquisition costs and value of business acquired	149,064	94,056	4,072	257,309
Other operating expenses, net of reinsurance ceded: (Successor 2016 - $207,197; 2015 - $191,346); (Predecessor 2015 - $35,036; 2014 - $196,923)	860,451	676,828	68,368	771,364
Total benefits and expenses	3,889,950	3,310,827	339,727	3,820,283
Income before income tax	593,997	399,842	1,182	583,289
Income tax expense
Current	(46,719)	1,471	(31,118)	197,943
Deferred	247,687	130,072	30,791	471
Total income tax expense	200,968	131,543	(327)	198,414
Net income	$393,029	$268,299	$1,509	$384,875

Net income—basic			$0.02	$4.81
Net income—diluted			$0.02	$4.73
Cash dividends paid per share			$—	$0.92
Average shares outstanding—basic			80,452,848	80,065,217
Average shares outstanding—diluted			81,759,287	81,375,496
See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014

	(Dollars In Thousands)		(Dollars In Thousands)
Net income	$393,029	$268,299	$1,509	$384,875
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (Successor 2016 - $326,838; 2015 - $(680,634)); (Predecessor 2015 - $259,738; 2014 - $531,439)	606,985	(1,264,034)	482,370	986,958
Reclassification adjustment for investment amounts included in net income, net of income tax: (Successor 2016 - $(5,094); 2015 - $9,349); (Predecessor 2015 - $(2,244); 2014 - $(24,387))	(9,460)	17,362	(4,166)	(45,290)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2016 - $(3,652); 2015 - $(212)); (Predecessor 2015 - $(131); 2014 - $1,883)	(6,782)	(393)	(243)	3,498
Change in accumulated (loss) gain—derivatives, net of income tax: (Successor 2016 - $370; 2015 - $(45)); (Predecessor 2015 - $5; 2014 - $(1))	688	(86)	9	(2)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (Successor 2016 - $21; 2015 - $45); (Predecessor 2015 - $13; 2014 - $622)	39	86	23	1,155
Change in postretirement benefits liability adjustment, net of income tax: (Successor 2016 - $(2,616); 2015 - $3,194); (Predecessor 2015 - $(6,475); 2014 - $(12,013))	(4,859)	5,931	(12,025)	(22,309)
Total other comprehensive income (loss)	586,611	(1,241,134)	465,968	924,010
Total comprehensive income (loss)	$979,640	$(972,835)	$467,477	$1,308,885

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: Successor 2016 - $39,832,724; 2015 - $38,457,049)	$38,183,337	$35,573,250
Fixed maturities, at amortized cost (fair value: Successor 2016 - $2,733,340; 2015 - $515,000)	2,770,177	593,314
Equity securities, at fair value (cost: Successor 2016 - $768,423; 2015 - $732,485)	754,489	739,263
Mortgage loans (related to securitizations: Successor 2016 - $277,964; 2015 - $359,181)	6,132,125	5,662,812
Investment real estate, net of accumulated depreciation (Successor 2016 - $252; 2015 - $133)	8,060	11,118
Policy loans	1,650,240	1,699,508
Other long-term investments	865,304	622,567
Short-term investments	332,431	268,718
Total investments	50,696,163	45,170,550
Cash	348,182	396,072
Accrued investment income	482,388	473,598
Accounts and premiums receivable	118,303	62,459
Reinsurance receivables	5,323,846	5,536,751
Deferred policy acquisition costs and value of business acquired	2,019,829	1,558,808
Goodwill	793,470	732,443
Other intangibles, net of accumulated depreciation (Successor 2016 - $79,226; 2015 - $37,869)	688,083	645,131
Property and equipment, net of accumulated depreciation (Successor 2016 - $17,450; 2015 - $8,277)	106,111	102,865
Other assets	170,004	153,222
Income tax receivable	116,823	—
Assets related to separate accounts
Variable annuity	13,244,252	12,829,188
Variable universal life	895,925	827,610
Total assets	$75,003,379	$68,488,697

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,511,085	$29,703,897
Unearned premiums	848,495	723,536
Total policy liabilities and accruals	31,359,580	30,427,433
Stable value product account balances	3,501,636	2,131,822
Annuity account balances	10,642,115	10,719,862
Other policyholders' funds	1,165,749	1,069,572
Other liabilities	1,924,155	1,693,310
Income tax payable	—	49,957
Deferred income taxes	1,599,764	997,281
Non-recourse funding obligations	2,796,474	685,684
Repurchase program borrowings	797,721	438,185
Debt	1,163,285	1,588,806
Subordinated debt securities	441,202	448,763
Liabilities related to separate accounts
Variable annuity	13,244,252	12,829,188
Variable universal life	895,925	827,610
Total liabilities	69,531,858	63,907,473
Commitments and contingencies—Note 16
Shareowner's equity
Common Stock, Successor 2016 and 2015 - $.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,554,059	5,554,059
Treasury stock, at cost	—	—
Retained earnings	571,985	268,299
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (Successor 2016 - $(349,541); 2015 - $(671,285))	(649,147)	(1,246,672)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2016 - $(3,864); 2015 - $(212))	(7,175)	(393)
Accumulated loss - derivatives, net of income tax: (Successor 2016 - $391; 2015 - $0)	727	—
Postretirement benefits liability adjustment, net of income tax: (Successor 2016 - $578; 2015 - $3,194)	1,072	5,931
Total shareowner's equity	5,471,521	4,581,224
Total liabilities and shareowner's equity	$75,003,379	$68,488,697

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total shareowners' equity
	(Dollars In Thousands)
Predecessor Company
Balance, December 31, 2013	$44,388	$606,934	$(200,416)	$2,769,822	$494,066	$3,714,794
Net income for 2014				384,875		384,875
Other comprehensive income					924,010	924,010
Comprehensive income for 2014						1,308,885
Cash dividends ($0.92 per share)				(72,697)		(72,697)
Noncontrolling interests						—
Stock-based compensation		(809)	14,711			13,902
Balance, December 31, 2014	$44,388	$606,125	$(185,705)	$3,082,000	$1,418,076	$4,964,884
Net income for the period of January 1, 2015 to January 31, 2015				1,509		1,509
Other comprehensive income					465,968	465,968
Comprehensive income for the period of January 1, 2015 to January 31, 2015						467,477
Stock-based compensation		1,550				1,550
Balance, January 31, 2015	$44,388	$607,675	$(185,705)	$3,083,509	$1,884,044	$5,433,911

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner's equity
	(Dollars In Thousands)
Successor Company
Balance, February 1, 2015	$—	$5,554,059	$—	$—	$—	$5,554,059
Net income for the period of February 1, 2015 to December 31, 2015				268,299		268,299
Other comprehensive loss					(1,241,134)	(1,241,134)
Comprehensive loss for the period of February 1, 2015 to December 31, 2015						(972,835)
Balance, December 31, 2015	$—	$5,554,059	$—	$268,299	$(1,241,134)	$4,581,224
Net income for 2016				393,029		393,029
Other comprehensive income					586,611	586,611
Comprehensive income for 2016						979,640
Dividends to parent				(89,343)		(89,343)
Balance, December 31, 2016	$—	$5,554,059	$—	$571,985	$(654,523)	$5,471,521

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from operating activities
Net income	$393,029	$268,299	$1,509	$384,875
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(32,623)	163,882	42,602	148,751
Amortization of deferred policy acquisition costs and value of business acquired	149,064	94,056	4,072	257,309
Capitalization of deferred policy acquisition costs	(327,938)	(296,795)	(22,489)	(288,532)
Depreciation and amortization expense	37,504	49,741	820	7,701
Deferred income tax	247,687	130,072	30,791	471
Accrued income tax	(162,619)	65,415	(32,803)	11,140
Interest credited to universal life and investment products	699,227	682,836	79,088	824,418
Policy fees assessed on universal life and investment products	(1,262,166)	(1,056,092)	(90,288)	(1,038,180)
Change in reinsurance receivables	222,302	187,269	(85,081)	69,002
Change in accrued investment income and other receivables	(36,360)	24,202	(5,789)	13,794
Change in policy liabilities and other policyholders' funds of traditional life and health products	(208,075)	(164,232)	176,980	102,524
Trading securities:
Maturities and principal reductions of investments	154,633	114,501	17,946	114,793
Sale of investments	459,802	135,465	26,422	353,250
Cost of investments acquired	(532,429)	(220,094)	(27,289)	(320,928)
Other net change in trading securities	22,427	73,376	(26,901)	(69,641)
Amortization of premiums and accretion of discounts on investments and mortgage loans	375,044	373,636	12,930	56,574
Change in other liabilities	132,220	(206,765)	238,592	180,717
Other income—gains on repurchase of non-recourse funding obligations	—	—	—	(10,480)
Other, net	(81,091)	(63,144)	(149,889)	(74,061)
Net cash provided by operating activities	249,638	355,628	191,223	723,497

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,299,753	1,052,198	59,028	1,198,690
Sale of investments, available-for-sale	1,956,302	1,336,350	191,062	2,271,611
Cost of investments acquired, available-for-sale	(4,982,907)	(3,546,474)	(149,887)	(3,603,567)
Change in investments, held-to-maturity	(2,181,000)	(65,000)	—	(70,000)
Mortgage loans:
New lendings	(1,396,283)	(1,466,020)	(100,530)	(925,910)
Repayments	863,873	1,306,034	45,741	1,285,489
Change in investment real estate, net	2,851	(3,662)	7	15,344
Change in policy loans, net	49,268	52,364	6,365	57,507
Change in other long-term investments, net	(250,557)	(73,907)	(25,339)	(87,580)
Change in short-term investments, net	(72,810)	(11,221)	(40,314)	(73,822)
Net unsettled security transactions	28,853	(64,615)	37,510	30,212
Purchase of property and equipment	(5,295)	(8,862)	(649)	(8,152)
Sales of property and equipment	—	—	—	—
Cash received from or paid for acquisitions, net of cash acquired	320,967	—	—	(906)
Net cash (used in) provided by investing activities	(4,366,985)	(1,492,815)	22,994	88,916
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	265,000	330,000	—	500,000
Principal payments on line of credit arrangement and debt	(633,074)	(338,093)	(60,000)	(785,000)
Issuance (repayment) of non-recourse funding obligations	2,094,700	65,000	—	20,000
Repurchase program borrowings	359,536	388,185	—	(300,000)
Dividends to shareowners	(89,343)	—	—	(72,697)
Withholdings of share-based payment arrangements settled in cash	—	—	—	(32,173)
Excess tax benefits from share-based payment arrangements	—	—	—	20,948
Investment product and universal life deposits	4,393,596	3,064,373	169,233	2,576,727
Investment product and universal life withdrawals	(2,320,958)	(2,438,916)	(240,147)	(2,827,305)
Other financing activities, net	—	—	(4)	(44)
Net cash provided by (used in) financing activities	4,069,457	1,070,549	(130,918)	(899,544)
Change in cash	(47,890)	(66,638)	83,299	(87,131)
Cash at beginning of period	396,072	462,710	379,411	466,542
Cash at end of period	$348,182	$396,072	$462,710	$379,411

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc. a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company (the "Merger"). Prior to February 1, 2015, and for the periods reported as “predecessor”, the Company’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, the Company remains as an SEC registrant within the United States. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary.
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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 24, Statutory Reporting Practices and Other Regulatory Matters).
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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which the Company purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures ("CUSIP") level on a first in first out basis. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.
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
Cash
Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company's cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank at certain reporting dates. Such negative balances are included in other liabilities and were $79.2 million as of December 31, 2016 (Successor Company) and $70.3 million as of December 31, 2015 (Successor Company), respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.
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
The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 7.3%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired
In conjunction with the Merger and the acquisition of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from cash flows and earnings of associated insurance policies and investment contracts. This intangible asset, called VOBA, is based on the actuarially estimated present value of future cash flows from associated insurance policies and investment contracts acquired. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins ("EGMs") for participating traditional life products within the MONY Life Insurance Company ("MONY") block. For interest sensitive products, the Company uses various amortization bases including expected gross profits ("EGPs"), revenues, or insurance in-force. VOBA is subject to annual recoverability testing.
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Amortizable intangible assets primarily consist of distribution relationships, trade names, technology, and software. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized, but are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Software is amortized over a three year useful life.
Intangible assets recognized by the Company included the following (excluding goodwill):

	Successor Company
	As of December 31,		Estimated
	2016	2015	Useful Life
	(Dollars In Thousands)		(In Years)
Distribution relationships	$428,499	$385,319	14-22
Trade names	92,049	97,105	13-17
Technology	121,253	130,707	7-14
Other	14,282	—
Total intangible assets subject to amortization	656,083	613,131

Insurance licenses	32,000	32,000	Indefinite
Total intangible assets	$688,083	$645,131
Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2017	$52,199
2018	51,210
2019	47,929
2020	46,461
2021	46,311
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
The Company depreciates its assets using the straight-line method over the estimated useful lives of the assets. The Company's furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and computers are depreciated over a three year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

Property and equipment consisted of the following:

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Home office building	$67,279	$65,697
Data processing equipment	21,750	14,607
Other, principally furniture and equipment	9,612	5,918
Total property and equipment subject to depreciation	98,641	86,222
Accumulated depreciation	(17,450)	(8,277)
Land	24,920	24,920
Total property and equipment	$106,111	$102,865
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
Stable Value Product Account Balances
The Stable Value Products segment sells fixed and floating rate funding agreements directly to qualified institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan.
The Company records its stable value contract liabilities in the consolidated balance sheets in “stable value product account balances” at the deposit amount plus accrued interest, adjusted for any unamortized premium or discount. Interest on the contracts is accrued based upon contract terms. Any premium or discount is amortized using the effective yield method.
The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company had $1,872.5 million and $400.7 million, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to twelve years.
As of December 31, 2016 (Successor Company), future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2017	$631.8
2018 - 2019	1,646.6
2020 - 2021	1,071.8
Thereafter	140.4
Derivative Financial Instruments
The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the other comprehensive income (loss), depending upon whether the derivative instrument qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments". For additional information, see Note 8, Derivative Financial Instruments.
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
Guaranteed Living Withdrawal Benefits
The Company also establishes reserves for guaranteed living withdrawal benefits (“GLWB”) on its variable annuity (“VA”) products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the Ruark 2015 ALB table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In conjunction with the Merger, the Company updated the fair value of the GLWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, the Company reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $266.1 million on the Merger date. As of December 31, 2016 (Successor Company), our net GLWB liability held was $115.4 million.
Goodwill
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. Accounting for goodwill requires an estimate of the future profitability of the associated lines of business within the Company's operating segments to assess the recoverability of the capitalized acquisition goodwill. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of segment goodwill is more likely than not then no other specific quantitative impairment testing is required.
If it is determined that it is more likely than not that impairment exists, the Company performs a quantitative assessment and compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. The Company has one life insurance subsidiary that is not eligible to be included in the consolidated federal income tax return and files a separate corporate tax return.

The Company uses the asset and liability method of accounting for income taxes. Generally, most items in pretax book income are also included in taxable income in the same year. However, some items are recognized for book purposes and for tax purposes in different years or are never recognized for either book or tax purposes. Those differences that will never be recognized for either book or tax purposes are permanent differences (e.g., the dividends-received deduction). As a result, the effective tax rate reflected in the financial statements may differ from the statutory rate reflected in the tax return. Those differences that are reported in different years for book and tax purposes are temporary and will reverse over time (e.g., the valuation of future policy benefits). These temporary differences are accounted for in the intervening periods as deferred tax assets and liabilities. Deferred tax assets generally represent revenue that is taxable before it is recognized in financial income and expenses that are deductible after they are recognized in financial income. Deferred tax liabilities generally represent revenues that are taxable after they are recognized in financial income or expenses or losses that are deductible before they are recognized in financial income.

The application of GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance, if necessary, to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company may consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. The Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations expires. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 21, Income Taxes, for additional information regarding income taxes.
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

Policyholder Liabilities, Revenues, and Benefits Expense
Future Policy Benefits and Claims
Future policy benefit liabilities for the year indicated are as follows:

	Successor Company
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	Total Policy Liabilities and Accruals		Reinsurance Receivable
	(Dollars In Thousands)		(Dollars In Thousands)
Life and annuity benefit reserves	$29,574,479	$28,767,296	$4,191,845	$4,437,387
Unpaid life claim liabilities	517,257	504,710	323,630	322,984
Life and annuity future policy benefits	30,091,736	29,272,006	4,515,475	4,760,371
Other policy benefits reserves	170,519	184,719	103,746	115,676
Other policy benefits unpaid claim liabilities	248,830	247,172	200,655	200,460
Future policy benefits and claims and associated reinsurance receivable	$30,511,085	$29,703,897	$4,819,876	$5,076,507
Unearned premiums	848,495	723,536	503,970	460,244
Total policy liabilities and accruals and associated reinsurance receivable	$31,359,580	$30,427,433	$5,323,846	$5,536,751
Liabilities for life and annuity benefit reserves consist of liabilities for traditional life insurance, cash values associated with universal life insurance, immediate annuity benefit reserves, and other benefits associated with life and annuity benefits. The unpaid life claim liabilities consist of current pending claims as well as an estimate of incurred but not reported life insurance claims.
Other policy benefit reserves consist of certain health insurance policies that are in runoff. The unpaid claim liabilities associated with other policy benefits includes current pending claims, the present value of estimated future claim payments for policies currently receiving benefits and an estimate of claims incurred but not yet reported.
Traditional Life, Health, and Credit Insurance Products
Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. In accordance with ASC 805, the liabilities for future policy benefits on traditional life insurance products, when combined with the associated VOBA, were recorded at fair value on the date of the Merger. These values were computed using assumptions that include interest rates, mortality, lapse rates, expense estimates, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.
Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2016 (Successor Company), range from approximately 3.0% to 4.5%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.
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

Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.4% to 11.3% in 2016.
The Company establishes liabilities for fixed indexed annuity ("FIA") products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") Topic 815 - Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 7, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.
The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB's ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 7, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 -Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.
The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB's ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these indexed universal life ("IUL") products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 7, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.
The Company's accounting policies with respect to variable universal life ("VUL") and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.
The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB, as of December 31, 2016 (Successor Company), are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2016 (Successor Company), the GMDB reserve was $34.8 million.
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
Reinsurance Assets and Liabilities—Claim liabilities and policy benefits are calculated consistently for all policies, regardless of whether or not the policy is reinsured. Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners and recorded as Reinsurance receivables on the balance sheet. The reinsurance receivables as of the Merger date, were recorded in the balance sheet using current accounting policies and the most current assumptions. As of the Merger date, the Company also calculated the ceded VOBA associated with the reinsured policies. The reinsurance receivables combined with the associated ceded VOBA represent the fair value of the reinsurance assets as of the Merger date.
Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed to ensure that appropriate amounts are ceded.
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
Accounting Pronouncements Recently Adopted
Accounting Standards Update ("ASU") No. 2015-02 - Consolidation-Amendments to the Consolidation Analysis. This Update makes several targeted changes to generally accepted accounting principles, including a) eliminating the presumption that a general partner should consolidate a limited partnership and b) eliminating the consolidation model specific to limited partnerships. The amendments also clarify when fees and related party relationships should be considered in the consolidation of variable interest entities. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2015. The Update did not impact the Company's financial position or results of operations, and the Company is prepared to comply with the revised guidance in future periods.

ASU No. 2015-03 - Interest-Imputation of Interest. The objective of this Update is to eliminate diversity in practice related to the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Update is effective for fiscal years beginning after December 15, 2015, and requires revised presentation of debt issuance costs in all periods presented in the financial statements. The Update did not impact the Company's financial position or results of operations, and the Company is prepared to comply with the revised guidance in future periods.

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

ASU No. 2014-15 - Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This Update will require management to assess an entity’s ability to continue as a going concern, and will require footnote disclosures in certain circumstances. Under the updated guidance, management should consider relevant conditions and evaluate whether it is probable that the entity will be unable to meet its obligations within one year after the issuance date of the financial statements. The Update is effective for annual periods ending December 31, 2016 and for annual and interim periods thereafter, with early adoption permitted. The amendments in this Update did not impact the Company’s financial position or results of operations. However, the new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company has revised its policies and processes to comply with the revised guidance.

ASU No. 2015-09 - Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this Update require additional disclosures for short-duration contracts issued by insurance entities. The additional disclosures focus on the liability for unpaid claims and claim adjustment expenses and include incurred and paid claims development information by accident year in tabular form, along with a reconciliation of this information to the statement of financial position. For accident years included in the development tables, the amendments also require disclosure of the total incurred-but-not-reported liabilities and expected development on reported claims, along with claims frequency information unless impracticable. Finally, the amendments require disclosure of the historical average annual percentage payout of incurred claims. With the exception of the current reporting period, claims development information may be presented as supplementary information. The Update is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The additional disclosures introduced in this Update were not required for the Company, as the short-duration lines of business to which they apply were not material to the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. Early adoption will be allowed, but not before the original effective date.The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, may impact several of the Company's non-core lines of business, specifically revenues at the Company's affiliated broker dealers and insurance agency. Additionally, certain non-insurance products sold from the Asset Protection Division, such as fee-for-service arrangements, may be in the scope of the revised guidance. Several application questions remain outstanding, most notably interpretive positions from the AICPA regarding the Update's application to insurance companies and products. The Company does not anticipate material financial impact from the implementation of the revised guidance. However, the Company is assessing whether changes are needed to its accounting policies, contracts, and processes with respect to the non-insurance lines of business referenced above.

ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017 and will be applied on a modified retrospective basis. The Company is reviewing its policies and processes to ensure compliance with the revised guidance.

ASU No. 2016-02 - Leases. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of leases. The most significant change will relate to the accounting model used by lessees. The Update will require all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The lease asset and liability will be measured at the present value of the minimum lease payments less any upfront payments or fees. The Update also requires numerous disclosure changes for which the Company is assessing the impact. The amendments in the Update are effective for annual and interim periods beginning after December 15, 2018 on a modified retrospective basis. The Company has completed an inventory of all leases in the organization and is currently assessing the impact of the Update and updating internal processes to ensure compliance with the revised guidance.

ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption, and assessing the impact this standard will have on its operations and financial results.

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

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Task Force). The amendments in this update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing diversity in practice related to the presentation of these amounts. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

ASU No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in the Update provide a specific test by which an entity may determine whether an acquisition involves a set of assets or a business. The amendments in the Update are to be applied prospectively for periods beginning after December 15, 2017. The Company has reviewed the revised requirements, and does not anticipate that the changes will impact its policies or recent conclusions related to its acquisition activities.

ASU No. 2017-04-Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update simplifies the goodwill impairment test by re-defining the concept of goodwill impairment as the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Update eliminates “Step 2” of the current goodwill impairment test, which requires entities to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  The amendments in the Update are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for impairment tests conducted after January 1, 2017. The revised guidance will not impact the Company’s financial position or results of operations and will simplify its annual goodwill impairment test, generally conducted in the fourth quarter. For more details regarding the Company’s goodwill assessment process, please refer to the summary of Critical Accounting Policies. The Company intends to adopt the Update in the first quarter of 2017, and will apply the revised guidance to impairment tests conducted after January 1, 2017.

3. SIGNIFICANT TRANSACTIONS
Reinsurance and Financing Transaction
On January 15, 2016, PLICO completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”). Pursuant to the Master Agreement, effective January 1, 2016, PLICO entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which PLICO coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and West Coast Life Insurance Company ("WCL"), a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by the Company were contributed to PLICO and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to PLICO as approved by the Vermont Department of Financial Regulation.
The transactions described above resulted in an increase to total assets and total liabilities of approximately $2.8 billion. Of the approximate $2.8 billion increase in total assets, $0.6 billion was the result of the reinsurance transaction with GLAIC which included a $280 million increase in VOBA. The remaining $2.2 billion increase to total assets and liabilities is associated with the financing transaction between Golden Gate and Steel City.
The Company considered whether the Reinsurance Agreement constituted the purchase of a business for accounting and reporting purposes pursuant to ASC 805, Business Combinations. While the transaction included a continuation of the certain revenue-producing activities associated with the reinsured policies, it did not result in the acquisition of a market distribution system, sales force or production techniques. Based on Management’s decision not to pursue distribution opportunities or future sales related to the reinsured policies, the Company accounted for the transaction as a reinsurance agreement under ASC 944, Insurance Contracts and asset acquisition under ASC 805. Accordingly, the Company recorded the assets and liabilities acquired under the reinsurance agreement at fair value and recognized an intangible asset, VOBA, equal to the excess of the fair value of assets acquired over liabilities assumed, measured in accordance with the Company's accounting policies for insurance and reinsurance contracts that it issues or holds pursuant to ASC 944.
USWC Holding Company Acquisition
On December 1, 2016, PLICO completed the acquisition of the Pompano Beach, Florida-based USWC Holding Company (“US Warranty”) pursuant to a Stock Purchase Agreement. US Warranty's primary operating subsidiary is United States Warranty Corp., which currently markets vehicle service contracts, GAP coverage, and a suite of ancillary automotive maintenance and protection products nationwide. This acquisition is expected to provide the Company's Asset Protection segment and USWC with expanded market reach, enhanced product and operational capabilities, and higher collective growth potential.
The transaction was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. On the acquisition date, goodwill of $61.0 million represented the cost in excess of the fair value of net assets acquired (including identifiable intangibles), and reflected the US Warranty's assembled workforce, future growth potential and other sources of value not associated with identifiable assets. The Company acquired 100% of voting equity interests. The aggregate purchase price for US Warranty was $136.1 million.
The amount recorded as the value of business acquired at December 1, 2016, represents the actuarially estimated present value of after-tax future cash flows, adjusted for statutory reserve differences and cost of capital, from the policies acquired through the US Warranty acquisition. This amount will be amortized in proportion with the gross premiums or estimated net profits of the acquired insurance contracts.
The following table summarizes the fair values of the net assets acquired as of the acquisition date:

Fair Value As of December 1, 2016
(Dollars in Thousands)
Assets
Fixed maturities	$10,592
Other long-term investments	2,340
Cash	122,167
Accrued investment income	52
Accounts and premiums receivables	18,536
Reinsurance receivable	9,397
Value of businesses acquired	5,079
Goodwill	61,027
Other intangibles	70,400
Property and equipment	390
Accrued income taxes	4,161
Other assets	40
Total assets	304,181
Liabilities
Unearned premiums	$82,757
Other policyholders' funds	21,483
Other liabilities	24,951
Deferred income taxes	38,929
Total liabilities	168,120
Net assets acquired	$136,061

Intangible assets recognized by the Company included the following (excluding goodwill):

	Estimated
	Fair Value on	Estimated
	Acquisition Date	Useful Life
	(Dollars In Thousands)	(In Years)
Distribution relationships	$65,000	13-21
Trade names	1,400	5-6
Technology	4,000	8-11
Total intangible assets	$70,400
Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2017	$4,843
2018	4,843
2019	4,843
2020	4,843
2021	4,843
The following (unaudited) pro forma condensed consolidated results of operations assumes that the acquisition of US Warranty was completed as of January 1, 2015:

	Successor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015
	(Dollars In Thousands)
Revenue(1)	$4,532,292	$3,753,700
Net income(2)	393,277	268,479

(1)	Includes $4.7 million of revenue recognized in the Company's net income for year ended December 31, 2016 (Successor Company).

(2)	Includes $0.2 million of net income recognized in the Company's net income for the year ended December 31, 2016 (Successor Company).
The pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, not is it intended to be a projection of future results.
4. DAI-ICHI MERGER
On February 1, 2015 the Company, subsequent to required approvals from the Company’s shareholders and relevant regulatory authorities, became a wholly owned subsidiary of Dai-ichi Life as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Dai-ichi Life and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life Holdings, Inc., which provided for the Merger of DL Investment (Delaware), Inc. with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Dai-ichi Life. On February 1, 2015 each share of the Company's common stock outstanding was converted into the right to receive $70 per share, without interest (the "Per Share Merger Consideration"). The aggregate cash consideration paid in connection with the Merger for the outstanding shares of common stock was approximately $5.6 billion and paid directly to the shareowners of record by Dai-ichi Life. The Merger provided Dai-ichi Life with a platform for growth in the United States, where it did not previously have a significant presence. In connection with the completion of the Merger, the Company's previously publicly traded equity was delisted from the NYSE, although the Company remains an SEC registrant for financial reporting purposes in the United States.
The Merger was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. On the date of the Merger, goodwill of $735.7 million represented the cost in excess of the fair value of net assets acquired

(including identifiable intangibles) in the Merger, and reflected the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2016 (Successor Company) is $732.4 million. None of the goodwill is tax deductible.
The following table summarizes the consideration paid for the acquisition and the preliminary determination of the fair value of assets acquired and liabilities assumed at the Merger date:

Fair Value
As of
February 1, 2015
(Dollars In Thousands)
Assets
Fixed maturities	$38,363,025
Equity securities	745,512
Mortgage loans	5,580,229
Investment real estate	7,456
Policy loans	1,751,872
Other long-term investments	686,507
Short-term investments	316,167
Total investments	47,450,768
Cash	462,710
Accrued investment income	484,021
Accounts and premiums receivable	112,182
Reinsurance receivables	5,724,020
Value of business acquired	1,276,886
Goodwill	735,712
Other intangibles	683,000
Property and equipment	104,364
Other assets	120,762
Income tax receivable	15,458
Assets related to separate accounts
Variable annuity	12,970,587
Variable universal life	819,188
Total assets	$70,959,658
Liabilities
Future policy and benefit claims	$30,195,841
Unearned premiums	682,183
Total policy liabilities and accruals	30,878,024
Stable value product account balances	1,932,277
Annuity account balances	10,941,661
Other policyholders' funds	1,388,083
Other liabilities	2,188,863
Deferred income taxes	1,535,556
Non-recourse funding obligations	621,798
Repurchase program borrowings	50,000
Debt	1,519,211
Subordinated debt securities	560,351
Liabilities related to separate accounts
Variable annuity	12,970,587
Variable universal life	819,188
Total liabilities	65,405,599
Net assets acquired	$5,554,059

All tangible and intangible assets of the Company were allocated to applicable operating segments in connection with the recording of pushdown accounting. The purchase price was also allocated to each operating segment in accordance with the determined fair value of the operating segments, such that the total reconciled with the total consideration paid in the Merger. Subtraction of the fair value of the tangible and intangible assets for each operating segment from the allocated purchase price of that operating segment resulted in the goodwill allocated to each operating segment. The amount of goodwill allocated to each operating segment is reflected in Note 25, Operating Segments.
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
Summarized financial information for the Closed Block as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company) and is as follows:

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders' account balances and other policyholder liabilities	$5,896,355	$6,010,520
Policyholder dividend obligation	31,932	—
Other liabilities	40,007	24,539
Total closed block liabilities	5,968,294	6,035,059
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,440,105	4,426,090
Mortgage loans on real estate	201,088	247,162
Policy loans	712,959	746,102
Cash and other invested assets	108,270	34,420
Other assets	135,794	162,640
Total closed block assets	5,598,216	5,616,414
Excess of reported closed block liabilities over closed block assets	370,078	418,645
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation of $(128,343) (Successor) and $(179,360) (Successor)	—	(18,597)
Future earnings to be recognized from closed block assets and closed block liabilities	$370,078	$400,048
Reconciliation of the policyholder dividend obligation is as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$—	$323,432	$366,745
Applicable to net revenue (losses)	(46,557)	(47,493)	(1,369)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation; includes deferred tax benefits of $69,108 (2016 - Successor); $(96,579) (2015 - Successor); $47,277 (2015 - Predecessor)	78,489	(275,939)	135,077
Policyholder dividend obligation, ending balance	$31,932	$—	$500,453

Closed Block revenues and expenses were as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Premiums and other income	$189,700	$185,562	$15,065
Net investment income	211,175	193,203	19,107
Net investment gains	1,524	3,333	568
Total revenues	402,399	382,098	34,740
Benefits and other deductions
Benefits and settlement expenses	353,488	336,629	31,152
Other operating expenses	2,804	1,001	—
Total benefits and other deductions	356,292	337,630	31,152
Net revenues before income taxes	46,107	44,468	3,588
Income tax expense	16,137	14,920	1,256
Net revenues	$29,970	$29,548	$2,332
6. INVESTMENT OPERATIONS
Major categories of net investment income are summarized as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$1,552,999	$1,267,900	$140,104	$1,712,297
Equity securities	38,838	40,907	2,572	41,740
Mortgage loans	270,749	252,577	24,977	360,778
Investment real estate	2,153	2,528	112	4,482
Short-term investments	106,828	93,982	9,713	112,292
	1,971,567	1,657,894	177,478	2,231,589
Other investment expenses	29,111	24,946	2,298	33,865
Net investment income	$1,942,456	$1,632,948	$175,180	$2,197,724
Net realized investment gains (losses) for all other investments are summarized as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$32,210	$1,282	$6,891	$75,159
Equity securities	92	(1,001)	—	1,793
Impairments on corporate securities	(17,748)	(26,993)	(481)	(7,275)
Modco trading portfolio	67,583	(167,359)	73,062	142,016
Other investments	(9,226)	192	1,200	(13,566)
Total realized gains (losses)—investments	$72,911	$(193,879)	$80,672	$198,127

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities, equity securities, and short-term investments) are as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Gross realized gains	$42,085	$8,745	$6,920	$78,120
Gross realized losses	$(27,531)	$(35,456)	$(469)	$(8,067)
Impairments losses included in gross realized losses	$(17,748)	$(26,993)	$(481)	$(7,275)
The chart below summarizes the fair value (proceeds) and the gains/losses realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$1,198,333	$950,874	$172,551	$1,661,162
Gains realized	$42,085	$8,745	$6,920	$78,119

Securities in an unrealized loss position(1):
Fair value (proceeds)	$85,835	$178,415	$435	$22,868
Losses realized	$(9,783)	$(8,463)	$(29)	$(1,168)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.

The amortized cost and fair value of the Company's investments classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Successor Company
As of December 31, 2016
Fixed maturities:
Residential mortgage-backed securities	$1,913,413	$10,737	$(25,667)	$1,898,483	$(9)
Commercial mortgage-backed securities	1,850,620	2,528	(41,678)	1,811,470	—
Other asset-backed securities	1,210,490	21,741	(20,698)	1,211,533	—
U.S. government-related securities	1,308,192	422	(40,455)	1,268,159	—
Other government-related securities	253,182	1,536	(14,797)	239,921	—
States, municipals, and political subdivisions	1,760,837	1,224	(105,558)	1,656,503	—
Corporate securities	28,801,768	153,715	(1,583,918)	27,371,565	(11,030)
Preferred stock	94,362	—	(8,519)	85,843	—
	37,192,864	191,903	(1,841,290)	35,543,477	(11,039)
Equity securities	761,340	7,751	(21,685)	747,406	—
Short-term investments	279,782	—	—	279,782	—
	$38,233,986	$199,654	$(1,862,975)	$36,570,665	$(11,039)
As of December 31, 2015
Fixed maturities:
Residential mortgage-backed securities	$1,773,099	$9,286	$(17,112)	$1,765,273	$—
Commercial mortgage-backed securities	1,328,317	428	(41,858)	1,286,887	—
Other asset-backed securities	813,056	2,758	(18,763)	797,051	—
U.S. government-related securities	1,566,260	449	(34,532)	1,532,177	—
Other government-related securities	18,483	—	(743)	17,740	—
States, municipals, and political subdivisions	1,729,732	682	(126,814)	1,603,600	—
Corporate securities	28,499,691	26,369	(2,682,274)	25,843,786	(605)
Preferred stock	64,362	192	(1,867)	62,687	—
	35,793,000	40,164	(2,923,963)	32,909,201	(605)
Equity securities	724,226	13,255	(6,477)	731,004	—
Short-term investments	206,991	—	—	206,991	—
	$36,724,217	$53,419	$(2,930,440)	$33,847,196	$(605)

(1)	These amounts are included in the gross unrealized gains and gross unrealized losses columns above.
As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company had an additional $2.6 billion and $2.7 billion of fixed maturities, $7.1 million and $8.3 million of equity securities, and $52.6 million and $61.7 million of short-term investments classified as trading securities, respectively.
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2016 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$565,117	$566,482	$—	$—
Due after one year through five years	7,210,168	7,180,919	—	—
Due after five years through ten years	7,783,685	7,651,075	—	—
Due after ten years	21,633,894	20,145,001	2,770,177	2,733,340
	$37,192,864	$35,543,477	$2,770,177	$2,733,340
The chart below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Other-than-temporary impairments	$(32,075)	$(28,659)	$(636)	$(2,589)
Non-credit impairment losses recorded in other comprehensive income	14,327	1,666	155	(4,686)
Net impairment losses recognized in earnings	$(17,748)	$(26,993)	$(481)	$(7,275)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company).

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$22,761	$—	$15,478	$41,692
Additions for newly impaired securities	14,876	22,761	—	—
Additions for previously impaired securities	2,063	—	221	2,263
Reductions for previously impaired securities due to a change in expected cash flows	(24,396)	—	—	(28,477)
Reductions for previously impaired securities that were sold in the current period	(2,619)	—	—	—
Other	—	—	—	—
Ending balance	$12,685	$22,761	$15,699	$15,478
The following table includes the gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,060,569	$(21,550)	$170,826	$(4,117)	$1,231,395	$(25,667)
Commercial mortgage-backed securities	1,452,146	(37,665)	100,475	(4,013)	1,552,621	(41,678)
Other asset-backed securities	323,706	(9,291)	176,792	(11,407)	500,498	(20,698)
U.S. government-related securities	1,237,942	(40,454)	3	(1)	1,237,945	(40,455)
Other government-related securities	98,412	(2,907)	79,393	(11,890)	177,805	(14,797)
States, municipalities, and political subdivisions	1,062,368	(63,809)	548,254	(41,749)	1,610,622	(105,558)
Corporate securities	12,553,514	(469,189)	9,793,579	(1,114,729)	22,347,093	(1,583,918)
Preferred stock	66,781	(6,642)	19,062	(1,877)	85,843	(8,519)
Equities	411,845	(15,273)	69,497	(6,412)	481,342	(21,685)
	$18,267,283	$(666,780)	$10,957,881	$(1,196,195)	$29,225,164	$(1,862,975)
RMBS and CMBS had gross unrealized losses greater than twelve months of $4.1 million and $4.0 million, respectively, as of December 31, 2016 (Successor Company). Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $11.4 million as of December 31, 2016 (Successor Company). This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The states, municipalities, and political subdivisions categories had gross unrealized losses greater than twelve months of $41.7 million as of December 31, 2016 (Successor Company). These declines were related to changes in interest rates.
The corporate securities category has gross unrealized losses greater than twelve months of $1.1 billion as of December 31, 2016 (Successor Company). The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
As of December 31, 2016 (Successor Company), the Company had a total of 2,375 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
The following table includes the gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 (Predecessor Company):

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
As of December 31, 2016 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $2.0 billion and had an amortized cost of $2.0 billion. In addition, included in the Company's trading portfolio, the Company held $263.1 million of securities which were rated below investment grade. Approximately $355.1 million of the below investment grade securities held by the Company were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$802,368	$(1,874,469)	$670,229	$1,224,672
Equity securities	(13,463)	4,406	10,226	35,242
The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), are as follows:

Successor Company	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2016
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$654,177	$—	$(67,222)	$586,955	$—
Steel City LLC	2,116,000	30,385	—	2,146,385	—
	$2,770,177	$30,385	$(67,222)	$2,733,340	$—

Successor Company	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2015
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$593,314	$—	$(78,314)	$515,000	$—
	$593,314	$—	$(78,314)	$515,000	$—

During the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities.

The Company’s held-to-maturity securities had $30.4 million of gross unrecognized holding gains and $67.2 million of gross unrecognized holding losses by maturity as of December 31, 2016 (Successor Company). The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered VIE's. The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.

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
The Company held $39.5 million of non-income producing securities for the year ended December 31, 2016 (Successor Company).
Included in the Company's invested assets are $1.7 billion of policy loans as of December 31, 2016 (Successor Company). The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.

Variable Interest Entities
The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB Codification (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a VIE. If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
Based on this analysis, the Company had an interest in two subsidiaries as of December 31, 2016 (Successor Company), Red Mountain LLC ("Red Mountain") and Steel City LLC ("Steel City"), that were determined to be VIEs. As of December 31, 2015 (Successor Company), the Company had an interest in one subsidiary, Red Mountain, that was determined to be a VIE.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the "Red Mountain Note") to Golden Gate V. For details of this transaction, see Note 15, Debt and Other Obligations. The Company has the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of December 31, 2016 (Successor Company), no payments have been made or required related to this guarantee.
Steel City, a newly formed wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company, in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 15, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of December 31, 2016 (Successor Company), no payments have been made or required related to this guarantee.
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

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$1,898,480	$3	$1,898,483
Commercial mortgage-backed securities	—	1,811,470	—	1,811,470
Other asset-backed securities	—	648,929	562,604	1,211,533
U.S. government-related securities	1,002,020	266,139	—	1,268,159
State, municipalities, and political subdivisions	—	1,656,503	—	1,656,503
Other government-related securities	—	239,921	—	239,921
Corporate securities	—	26,707,519	664,046	27,371,565
Preferred stock	66,781	19,062	—	85,843
Total fixed maturity securities—available-for-sale	1,068,801	33,248,023	1,226,653	35,543,477
Fixed maturity securities—trading
Residential mortgage-backed securities	—	255,027	—	255,027
Commercial mortgage-backed securities	—	149,683	—	149,683
Other asset-backed securities	—	115,521	84,563	200,084
U.S. government-related securities	22,424	4,537	—	26,961
State, municipalities, and political subdivisions	—	316,519	—	316,519
Other government-related securities	—	63,012	—	63,012
Corporate securities	—	1,619,097	5,492	1,624,589
Preferred stock	3,985	—	—	3,985
Total fixed maturity securities—trading	26,409	2,523,396	90,055	2,639,860
Total fixed maturity securities	1,095,210	35,771,419	1,316,708	38,183,337
Equity securities	685,443	36	69,010	754,489
Other long-term investments(1)(3)	82,420	335,498	124,325	542,243
Short-term investments	328,829	3,602	—	332,431
Total investments	2,191,902	36,110,555	1,510,043	39,812,500
Cash	348,182	—	—	348,182
Other assets	23,830	—	—	23,830
Assets related to separate accounts
Variable annuity	13,244,252	—	—	13,244,252
Variable universal life	895,925	—	—	895,925
Total assets measured at fair value on a recurring basis	$16,704,091	$36,110,555	$1,510,043	$54,324,689
Liabilities:
Annuity account balances(2)	$—	$—	$87,616	$87,616
Other liabilities(1)(3)	13,004	163,974	571,843	748,821
Total liabilities measured at fair value on a recurring basis	$13,004	$163,974	$659,459	$836,437

(1)	Includes certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.

(3)
During 2016, the Company revised its methodology for assessing inputs to its valuation of certain centrally cleared derivatives. This change in estimate resulted in a transfer of $169.4 million in other long-term investments and $120.0 million in other liabilities from Level 1 to Level 2 of the fair value hierarchy.

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
Determination of Fair Values
The valuation methodologies used to determine the fair values of assets and liabilities reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments as listed in the above table.
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 91% of the Company's available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2016 (Successor Company).
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
During 2016, the Company revised its methodology for assessing inputs to its valuation of certain centrally cleared derivatives. The change in estimate resulted in a transfer of $169.4 million in other long-term assets and $120.0 million in other liabilities from Level 1 to Level 2 of the fair value hierarchy.
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). As of December 31, 2016 (Successor Company), the Company held $4.9 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of December 31, 2016 (Successor Company), the Company held $647.2 million of Level 3 ABS, which included $562.6 million of other asset-backed securities classified as available-for-sale and $84.6 million of other asset-backed securities classified as trading. These securities within the available-for-sale portfolio are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. Due to the limited activity in the market for these securities, in periods where there are insufficient market transactions the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of December 31, 2016 (Successor Company), the Company classified approximately $30.9 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of December 31, 2016 (Successor Company), the Company classified approximately $669.5 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of December 31, 2016 (Successor Company), the Company held approximately $69.0 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 8, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2016 (Successor Company), 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
Derivative instruments classified as Level 1 generally include futures and options, which are traded on active exchange markets.

Derivative instruments classified as Level 2 primarily include swaps, options, and swaptions, which are traded over-the-counter. Level 2 also includes certain centrally cleared derivatives. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

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
The embedded derivatives are carried at fair value in other long-term investments and other liabilities on the Company's consolidated balance sheet. The changes in fair value are recorded in earnings as "Realized investment gains (losses)—Derivative financial instruments". Refer to Note 8, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.
The fair value of the GLWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 91.1% - 106.6%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company's non-performance risk). As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as "trading securities"; therefore changes in their fair value are also reported in earnings. As of December 31, 2016 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $147.3 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of December 31, 2016 (Successor Company) is $87.6 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$553,308	Liquidation	Liquidation value	$88 - $97.25 ($95.04)
Corporate securities	638,279	Discounted cash flow	Spread over treasury	0.31% - 4.50% (2.04%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$115,370	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB table
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.18% - 1.09%
Embedded derivative—FIA	147,368	Actuarial cash flow model	Expenses	$126 per policy
			Asset Earned Rate	4.08% - 4.66%
			Withdrawal rate	1% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	2.0% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.18% - 1.09%
Embedded derivative—IUL	46,051	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.18% - 1.09%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2016 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $128.2 million of financial instruments being classified as Level 3 as of December 31, 2016 (Successor Company). Of the $128.2 million, $93.9 million are other asset-backed securities, $31.3 million are corporate securities, and $3.1 million are equity securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2016 (Successor Company), the Company held $65.9 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$587,031	Discounted cash flow	Liquidity premium	0.27% - 1.49% (0.42%)
			Paydown rate	10.20% - 14.72% (13.11%)
Corporate securities	875,810	Discounted cash flow	Spread over treasury	0.10% - 19.00% (2.61%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$181,612	Actuarial cash flow model	Mortality	1994 MGDB table with company experience
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.18% - 1.04%
Annuity account balances(3)	92,512	Actuarial cash flow model	Asset earned rate	4.53% - 5.67%
			Expenses	$81 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with company experience
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.18% - 1.04%
Embedded derivative—FIA	100,329	Actuarial cash flow model	Expenses	$81.50 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	1994 MGDB table with company experience
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.18% - 1.04%
Embedded derivative - IUL	29,629	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.18% - 1.04%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.

(3)	Represents liabilities related to fixed indexed annuities.
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
In certain cases the Company determined that book value materially approximates fair value. As of December 31, 2015 (Successor Company), the Company held $66.7 million of financial instruments where book value approximates fair value, which was predominantly FHLB stock.
The asset-backed securities classified as Level 3 are predominantly ARS. A change in the paydown rate (the projected annual rate of principal reduction) of the ARS can significantly impact the fair value of these securities. A decrease in the paydown rate would increase the projected weighted average life of the ARS and increase the sensitivity of the ARS’ fair value to changes in interest rates. An increase in the liquidity premium would result in a decrease in the fair value of the securities, while a decrease in the liquidity premium would increase the fair value of these securities. The liquidation value for these securities are sensitive to the issuer's available cash flows and ability to redeem the securities, as well as the current holders' willingness to liquidate at the specified price.
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
The fair value of the GLWB embedded derivative is sensitive to changes in the discount rate which includes the Company’s nonperformance risk, volatility, lapse, and mortality assumptions. The volatility assumption is an observable input as it is based on market inputs. The Company’s nonperformance risk, lapse, and mortality are unobservable. An increase in the three unobservable assumptions would result in a decrease in the fair value of the liability and conversely, if there is a decrease in the assumptions the fair value would increase. The fair value is also dependent on the assumed policyholder utilization of the GLWB where an increase in assumed utilization would result in an increase in the fair value of the liability and conversely, if there is a decrease in the assumption, the fair value would decrease.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for year ended December 31, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	7	—	(1,750)	25,607	—	—	—	(23,844)	(20)	—	—
Other asset-backed securities	587,031	6,859	42,865	—	(29,673)	30,441	(79,314)	—	—	7,457	(3,062)	562,604	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	902,119	925	40,574	(4,135)	(33,151)	102,426	(225,557)	—	—	(109,792)	(9,363)	664,046	—
Total fixed maturity securities— available-for-sale	1,489,153	7,784	83,446	(4,135)	(64,574)	158,474	(304,871)	—	—	(126,179)	(12,445)	1,226,653	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	152,912	5,386	—	(4,790)	—	—	(70,270)	—	—	172	1,153	84,563	594
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	18,225	713	—	(442)	—	10,906	(4,071)	—	—	(19,722)	(117)	5,492	101
Total fixed maturity securities—trading	171,137	6,099	—	(5,232)	—	10,906	(74,341)	—	—	(19,550)	1,036	90,055	695
Total fixed maturity securities	1,660,290	13,883	83,446	(9,367)	(64,574)	169,380	(379,212)	—	—	(145,729)	(11,409)	1,316,708	695
Equity securities	69,763	—	—	(740)	—	23	—	—	—	(36)	—	69,010	—
Other long-term investments(1)	96,830	77,108	—	(49,613)	—	—	—	—	—	—	—	124,325	27,495
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,826,883	90,991	83,446	(59,720)	(64,574)	169,403	(379,212)	—	—	(145,765)	(11,409)	1,510,043	28,190
Total assets measured at fair value on a recurring basis	$1,826,883	$90,991	$83,446	$(59,720)	$(64,574)	$169,403	$(379,212)	$—	$—	$(145,765)	$(11,409)	$1,510,043	$28,190
Liabilities:
Annuity account balances(2)	$92,512	$—	$—	$(3,144)	$—	$—	$—	$555	$9,844	$—	$1,249	$87,616	$—
Other liabilities(1)	585,556	499,894	—	(486,181)	—	—	—	—	—	—	—	571,843	13,713
Total liabilities measured at fair value on a recurring basis	$678,068	$499,894	$—	$(489,325)	$—	$—	$—	$555	$9,844	$—	$1,249	$659,459	$13,713

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2016 (Successor Company), there were $75.7 million transfers of securities into Level 3.
For the year ended December 31, 2016 (Successor Company), $221.5 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2016 (Successor Company).
For the year ended December 31, 2016 (Successor Company), there were $12.2 million transfers from Level 2 to Level 1.
For the year ended December 31, 2016 (Successor Company), there were $0.1 million transfers from Level 1 into Level 2. In addition, there was transfers of $169.4 million in other long-term investments and $120.0 million in other liabilities from Level 1 to Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for period of February 1, 2015 to December 31, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	603,646	—	11,040	(92)	(17,076)	—	(9,677)	—	—	—	(810)	587,031	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	(3,675)	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,307,259	4,367	24,490	(963)	(52,898)	199,924	(407,052)	—	—	(164,588)	(8,420)	902,119	—
Total fixed maturity securities— available-for-sale	1,914,583	4,367	35,530	(1,055)	(69,974)	199,924	(420,404)	—	—	(164,588)	(9,230)	1,489,153	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,473	6,260	—	(7,967)	—	2,000	(15,154)	—	—	(1,982)	282	152,912	(5,804)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	25,130	501	—	(1,407)	—	—	(5,805)	—	—	—	(194)	18,225	(1,430)
Total fixed maturity securities—trading	194,603	6,761	—	(9,374)	—	2,000	(20,959)	—	—	(1,982)	88	171,137	(7,234)
Total fixed maturity securities	2,109,186	11,128	35,530	(10,429)	(69,974)	201,924	(441,363)	—	—	(166,570)	(9,142)	1,660,290	(7,234)
Equity securities	73,044	—	44	—	—	—	(231)	—	—	—	(3,094)	69,763	—
Other long-term investments(1)	93,274	78,095	—	(74,539)	—	—	—	—	—	—	—	96,830	3,556
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,275,504	89,223	35,574	(84,968)	(69,974)	201,924	(441,594)	—	—	(166,570)	(12,236)	1,826,883	(3,678)
Total assets measured at fair value on a recurring basis	$2,275,504	$89,223	$35,574	$(84,968)	$(69,974)	$201,924	$(441,594)	$—	$—	$(166,570)	$(12,236)	$1,826,883	$(3,678)
Liabilities:
Annuity account balances(2)	$98,279	$—	$—	$(6,156)	$—	$—	$—	$368	$12,291	$—	$—	$92,512	$—
Other liabilities(1)	742,130	450,253	—	(293,679)	—	—	—	—	—	—	—	585,556	156,574
Total liabilities measured at fair value on a recurring basis	$840,409	$450,253	$—	$(299,835)	$—	$—	$—	$368	$12,291	$—	$—	$678,068	$156,574

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
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
For the period of February 1, 2015 to December 31, 2015 (Successor Company), there were $90.4 million transfers from Level 2 to Level 1.
For the period of February 1, 2015 to December 31, 2015 (Successor Company), there were $21.0 million transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	563,961	—	—	—	(3,867)	—	(32)	—	—	43,205	379	603,646	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,325,683	—	12,282	—	(23,029)	—	(7,062)	—	—	—	(615)	1,307,259	—
Total fixed maturity securities— available-for-sale	1,893,322	—	12,282	—	(26,896)	—	(7,094)	—	—	43,205	(236)	1,914,583	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,461	586	—	(139)	—	—	(472)	—	—	—	37	169,473	447
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	24,744	602	—	(196)	—	—	(20)	—	—	—	—	25,130	406
Total fixed maturity securities—trading	194,205	1,188	—	(335)	—	—	(492)	—	—	—	37	194,603	853
Total fixed maturity securities	2,087,527	1,188	12,282	(335)	(26,896)	—	(7,586)	—	—	43,205	(199)	2,109,186	853
Equity securities	73,054	—	—	—	(10)	—	—	—	—	—	—	73,044	—
Other long-term investments(1)	67,894	753	—	(25,902)	—	—	—	—	—	—	—	42,745	(25,149)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,228,475	1,941	12,282	(26,237)	(26,906)	—	(7,586)	—	—	43,205	(199)	2,224,975	(24,296)
Total assets measured at fair value on a recurring basis	$2,228,475	$1,941	$12,282	$(26,237)	$(26,906)	$—	$(7,586)	$—	$—	$43,205	$(199)	$2,224,975	$(24,296)
Liabilities:
Annuity account balances(2)	$97,825	$—	$—	$(536)	$—	$—	$—	$7	$419	$—	$—	$97,949	$—
Other liabilities(1)	754,852	61	—	(253,773)	—	—	—	—	—	—	—	1,008,564	(253,712)
Total liabilities measured at fair value on a recurring basis	$852,677	$61	$—	$(254,309)	$—	$—	$—	$7	$419	$—	$—	$1,106,513	$(253,712)

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company's financial instruments as of the periods shown below are as follows:

		Successor Company
		As of December 31,
		2016		2015
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$6,132,125	$5,930,992	$5,662,812	$5,529,803
Policy loans	3	1,650,240	1,650,240	1,699,508	1,699,508
Fixed maturities, held-to-maturity(1)	3	2,770,177	2,733,340	593,314	515,000
Liabilities:
Stable value product account balances	3	$3,501,636	$3,488,877	$2,131,822	$2,124,712
Future policy benefits and claims(2)	3	221,634	221,658	226,499	226,527
Other policyholders' funds(3)	3	135,367	136,127	132,840	133,657
Debt:
Bank borrowings	3	$170,000	$170,000	$485,000	$485,000
Senior Notes	2	993,285	937,074	1,103,806	1,020,025
Subordinated debt securities	2	441,202	443,355	448,763	457,275
Non-recourse funding obligations(4)	3	2,796,474	2,765,558	685,684	614,380
Except as noted below, fair values were estimated using quoted market prices.

(1)	Securities purchased from unconsolidated subsidiaries, Red Mountain LLC and Steel City LLC.

(2)	Single premium immediate annuity without life contingencies.

(3)	Supplementary contracts without life contingencies.

(4)
Of this carrying amount $565.0 million, fair value of $567.1 million, as of December 31, 2016 (Successor Company), and $500.0 million, fair value of $495.5 million, as of December 31, 2015 (Successor Company), relates to non-recourse funding obligations issued by Golden Gate V.

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
Stable value product and other investment contract balances
The Company estimates the fair value of stable value product account balances and other investment contract balances (included in Future policy benefits and claims as well as Other policyholder funds line items on our balance sheet) using models based on discounted expected cash flows. The discount rates used in the models are based on a current market rate for similar financial instruments.
Previously, the Company's policy had been to disclose the fair value of annuity account balances, as reported on the consolidated balance sheets, in the table above. During 2016, the Company revised its classification criteria with respect to the disclosure of its insurance products to include only guaranteed investment contracts, term-certain annuities, and similar products which are classified as investment contracts pursuant to ASC 944 - Insurance Contracts. Amounts in the table above, including the comparative figures as of December 31, 2015 (Successor Company), reflect this policy change, which the Company believes this provides more detailed and useful information to financial statement users.
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
The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments."
Derivative Instruments Designated and Qualifying as Hedging Instruments
Cash-Flow Hedges

•
To hedge certain inflation-adjusted funding agreements, the Company entered into swaps to essentially convert the floating CPI-linked interest rate on the agreements to a fixed rate. The Company paid a fixed rate on the swap and received a floating rate primarily determined by the period's change in the CPI. The amounts received on the swaps almost equal to the amounts that were paid on the agreements. None of these positions were held as of December 31, 2016 (Successor Company), as these funding agreements and correlating swaps matured in June 2015.

•
To hedge a fixed rate note denominated in a foreign currency, the Company entered into a fixed-to-fixed foreign currency swap in order to hedge the foreign currency exchange risk associated with the note. The cash flows received on the swap are identical to the cash flow paid on the note.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.
Derivatives Related to Variable Annuity Contracts

•
The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GLWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility.

•
The Company uses equity options, variance swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GLWB, within its VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility.

•	The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GLWB, within its VA products.

•	The Company markets certain VA products with a GLWB rider. The GLWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.
Derivatives Related to Fixed Annuity Contracts

•
The Company uses equity futures and options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity and overall volatility.

•	The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.
Derivatives Related to Indexed Universal Life Contracts

•	The Company uses equity futures and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain IUL products. The IUL component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.
Other Derivatives

•	The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

•
The Company is involved in various modified coinsurance arrangements which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves had fair value changes which substantially offset the gains or losses on these embedded derivatives.

The following table sets forth realized investment gains and losses for the periods shown:
Realized investment gains (losses)—derivative financial instruments

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(3,450)	$(14,818)	$1,413	$27,801
Equity futures - VA	(106,431)	(5,033)	9,221	(26,104)
Currency futures - VA	33,836	7,169	7,778	14,433
Variance swaps - VA	—	—	—	(744)
Equity options - VA	(60,962)	(27,733)	3,047	(41,216)
Interest rate swaptions - VA	(1,161)	(13,354)	9,268	(22,280)
Interest rate swaps - VA	20,420	(85,942)	122,710	214,164
Embedded derivative - GLWB	68,056	4,412	(207,018)	(401,354)
Total derivatives related to VA contracts	(49,692)	(135,299)	(53,581)	(235,300)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(16,494)	(738)	1,769	(16,932)
Equity futures - FIA	4,248	(355)	(184)	870
Volatility futures - FIA	—	5	—	20
Equity options - FIA	8,149	1,211	(2,617)	9,906
Total derivatives related to FIA contracts	(4,097)	123	(1,032)	(6,136)
Derivatives related to IUL contracts:
Embedded derivative - IUL	9,529	(614)	(486)	(8)
Equity futures - IUL	129	144	3	15
Equity options - IUL	3,477	(540)	(115)	150
Total derivatives related to IUL contracts	13,135	(1,010)	(598)	157
Embedded derivative - Modco reinsurance treaties	390	166,092	(68,026)	(105,276)
Interest rate swaps	—	—	—	—
Other derivatives	(24)	91	(37)	(323)
Total realized gains (losses)—derivatives	$(40,288)	$29,997	$(123,274)	$(346,878)
The following table sets forth realized investment gains and losses for the Modco trading portfolio that is included in realized investment gains (losses)—all other investments:
Realized investment gains (losses)—all other investments

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Modco trading portfolio(1)	$67,583	$(167,359)	$73,062	$142,016

(1)	The Company elected to include the use of alternate disclosures for trading activities.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:
Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2016
Foreign currency swaps	$1,058	$(60)	$—
Total	$1,058	$(60)	$—

Successor Company
February 1, 2015 to December 31, 2015
Inflation	$(131)	$(131)	$73
Total	$(131)	$(131)	$73

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)

Predecessor Company
For The Year Ended December 31, 2014
Inflation	$(4)	$(1,777)	$(223)
Total	$(4)	$(1,777)	$(223)

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.8 million out of accumulated other comprehensive income into earnings during the next twelve months.

The tables below present information about the nature and accounting treatment of the Company's primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	Successor Company
	As of December 31,
	2016		2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$117,178	$132	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	1,135,000	71,644	1,435,000	66,408
Embedded derivative - Modco reinsurance treaties	64,123	2,573	64,593	1,215
Embedded derivative - GLWB	4,601,633	121,752	3,769,601	95,614
Interest rate futures	102,587	894	282,373	1,537
Equity futures	654,113	5,805	262,485	1,275
Currency futures	340,058	7,883	226,936	2,499
Equity options	3,944,444	328,908	2,198,340	179,458
Interest rate swaptions	225,000	2,503	225,000	3,663
Other	212	149	242	347
	$11,184,348	$542,243	$8,464,570	$352,016
Other liabilities
Cash flow hedges:
Inflation	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	575,000	10,208	475,000	16,579
Embedded derivative - Modco reinsurance treaties	2,450,692	141,301	2,473,427	178,362
Embedded derivative - GLWB	5,962,044	237,122	6,539,658	277,236
Embedded derivative - FIA	1,496,346	147,368	1,110,790	100,329
Embedded derivative - IUL	103,838	46,051	57,760	29,629
Interest rate futures	993,842	6,611	793,763	1,539
Equity futures	102,667	2,907	233,412	2,599
Currency futures	—	—	46,692	1,115
Equity options	2,590,160	157,253	1,205,204	22,167
	$14,274,589	$748,821	$12,935,706	$629,555
9. OFFSETTING OF ASSETS AND LIABILITIES
Certain of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company's repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 15, Debt and Other Obligations for details of the Company's repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2016 (Successor Company):

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$417,769	$—	$417,769	$171,384	$100,890	$145,495
Total derivatives, subject to a master netting arrangement or similar arrangement	417,769	—	417,769	171,384	100,890	145,495
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,573	—	2,573	—	—	2,573
Embedded derivative - GLWB	121,752	—	121,752	—	—	121,752
Other	149	—	149	—	—	149
Total derivatives, not subject to a master netting arrangement or similar arrangement	124,474	—	124,474	—	—	124,474
Total derivatives	542,243	—	542,243	171,384	100,890	269,969
Total Assets	$542,243	$—	$542,243	$171,384	$100,890	$269,969

			Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$176,979	$—	$176,979	$171,384	$5,595	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	176,979	—	176,979	171,384	5,595	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	141,301	—	141,301	—	—	141,301
Embedded derivative - GLWB	237,122	—	237,122	—	—	237,122
Embedded derivative - FIA	147,368	—	147,368	—	—	147,368
Embedded derivative - IUL	46,051	—	46,051	—	—	46,051
Total derivatives, not subject to a master netting arrangement or similar arrangement	571,842	—	571,842	—	—	571,842
Total derivatives	748,821	—	748,821	171,384	5,595	571,842
Repurchase agreements(1)	797,721	—	797,721	—	—	797,721
Total Liabilities	$1,546,542	$—	$1,546,542	$171,384	$5,595	$1,369,563

(1)	Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2015 (Successor Company):

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$254,840	$—	$254,840	$42,382	$105,842	$106,616
Total derivatives, subject to a master netting arrangement or similar arrangement	254,840	—	254,840	42,382	105,842	106,616
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,215	—	1,215	—	—	1,215
Embedded derivative - GLWB	95,614	—	95,614	—	—	95,614
Other	347	—	347	—	—	347
Total derivatives, not subject to a master netting arrangement or similar arrangement	97,176	—	97,176	—	—	97,176
Total derivatives	352,016	—	352,016	42,382	105,842	203,792
Total Assets	$352,016	$—	$352,016	$42,382	$105,842	$203,792

			Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$43,999	$—	$43,999	$42,382	$1,617	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	43,999	—	43,999	42,382	1,617	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	178,362	—	178,362	—	—	178,362
Embedded derivative - GLWB	277,236	—	277,236	—	—	277,236
Embedded derivative - FIA	100,329	—	100,329	—	—	100,329
Embedded derivative - IUL	29,629	—	29,629	—	—	29,629
Total derivatives, not subject to a master netting arrangement or similar arrangement	585,556	—	585,556	—	—	585,556
Total derivatives	629,555	—	629,555	42,382	1,617	585,556
Repurchase agreements(1)	438,185	—	438,185	—	—	438,185
Total Liabilities	$1,067,740	$—	$1,067,740	$42,382	$1,617	$1,023,741

(1)	Borrowings under repurchase agreements are for a term less than 90 days.
10. MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2016 (Successor Company), the Company's mortgage loan holdings were approximately $6.1 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
The following table includes a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2016 (Successor Company):

Type	Percentage of Mortgage Loans on Real Estate
Retail	56.5%
Office Buildings	12.1
Apartments	8.9
Warehouses	9.6
Senior housing	8.3
Other	4.6
100.0%
The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's exposure represents more than 1.7% of mortgage loans. Approximately 65.7% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Alabama	11.0%
Texas	9.9
Florida	8.5
Georgia	7.7
Tennessee	6.3
Ohio	4.8
North Carolina	4.8
Utah	5.1
California	4.0
South Carolina	3.6
65.7%
During the year ended December 31, 2016 (Successor Company), the Company funded approximately $1.4 billion of new loans, with an average loan size of $7.8 million. The average size mortgage loan in the portfolio as of December 31, 2016 (Successor Company), was $3.4 million and the weighted-average interest rate was 5.0%. The largest single mortgage loan at December 31, 2016 (Successor Company) was $48.6 million.
Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $167.6 million would become due in 2017, $938.3 million in 2018 through 2022, $131.0 million in 2023 through 2027, and $10.2 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), approximately $595.2 million and $449.2 million, respectively, of the Company's mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recognized $16.7 million, $29.8 million, and $0.1 million of participating mortgage loan income, respectively.
As of December 31, 2016 (Successor Company), approximately $1.5 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2016 (Successor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2016 (Successor Company), the Company recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loans terms unavailable from other lenders and reduced the expected cash flows on the loan. This concession was the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2016 (Successor Company).
As of December 31, 2015 (Successor Company), approximately $4.7 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in the Company's investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company accepted or agreed to accept assets of $15.8 million in satisfaction of $21.1 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. Of the amounts accepted or agreed to accept in satisfaction of principal during the period of February 1, 2015 to December 31, 2015 (Successor Company), $3.7 million related to foreclosures. These transactions resulted in no material realized losses in the Company's investment in mortgage loans net of existing discounts for mortgage loans losses for the period of February 1, 2015 to December 31, 2015 (Successor Company).
As of December 31, 2014 (Predecessor Company), approximately $24.5 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2014 (Predecessor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2014 (Predecessor Company) included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the year ended December 31, 2014 (Predecessor Company), the Company accepted or agreed to accept assets of $33.0 million in satisfaction of $41.7 million of principal. The Company also identified one loan whose principal of $12.6 million was permanently impaired to a value of $7.3 million. These transactions resulted in realized losses of $10.3 million and a decrease in the Company’s investment in mortgage loans net of existing allowances for mortgage loans losses.
The Company's mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2016 (Successor Company), $1.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate. None of the restructured loans were nonperforming during the year ended December 31, 2016 (Successor Company). The Company foreclosed on $1.0 million nonperforming loans during the year ended December 31, 2016 (Successor Company).
As of December 31, 2016 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the year ended December 31, 2016 (Successor Company).
As of December 31, 2016 (Successor Company), the Company had an allowance for mortgage loan credit losses of $0.7 million and as of December 31, 2015 (Successor Company), there was no allowance for mortgage loan credit losses. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	Successor Company		Predecessor Company
	As of December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$—	$—	$5,720
Charge offs	(4,682)	(2,561)	(861)
Recoveries	—	(638)	(2,359)
Provision	5,406	3,199	—
Ending balance	$724	$—	$2,500
It is the Company's policy to cease accuring interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart:

	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Successor Company
As of December 31, 2016
Commercial mortgage loans	$3,669	$—	$—	$3,669
Number of delinquent commercial mortgage loans	4	—	—	4
As of December 31, 2015
Commercial mortgage loans	$6,002	$1,033	$—	$7,035
Number of delinquent commercial mortgage loans	6	1	—	7

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
	(Dollars In Thousands)
Successor Company
As of December 31, 2016
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	1,819	1,819	724	1,819	96	96
As of December 31, 2015
Commercial mortgage loans:
With no related allowance recorded	$1,694	$1,728	$—	$847	$104	$117
With an allowance recorded	—	—	—	—	—	—
As of December 31, 2015 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring. Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2016 (Successor Company) were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
Successor Company
As of December 31, 2016
Troubled debt restructuring:
Commercial mortgage loans	1	$468	$468

11. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
The balances and changes in DAC are as follows:

	Successor Company		Predecessor Company
	As of December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Balance, beginning of period	$288,611	$—	$2,647,980
Capitalization of commissions, sales, and issue expenses	327,938	302,839	22,513
Amortization	(48,286)	(24,187)	1,117
Change in unrealized investment gains and losses	4,065	9,959	(96,830)
Balance, end of period	$572,328	$288,611	$2,574,780
Value of Business Acquired
The balances and changes in VOBA are as follows:

	Successor Company		Predecessor Company
	As of December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Balance, beginning of period	$1,270,197	$1,276,886	$646,590
Acquisitions	285,092	—	—
Amortization	(100,778)	(69,869)	(5,189)
Change in unrealized gains and losses	(7,010)	69,226	(79,418)
Other	—	(6,046)	—
Balance, end of period	$1,447,501	$1,270,197	$561,983
As of February 1, 2015, the existing DAC and VOBA balance was written off in conjunction with the Merger previously disclosed in Note 4, Dai-ichi Merger and in accordance with ASC Topic 805—Business Combinations.
Concurrently, a VOBA asset was created representing the actuarial estimated present value of future cash flows from the Company's insurance policies and investment contracts in-force on the date of the Merger.
Based on the balance recorded as of December 31, 2016 (Successor Company), the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2017	$131,294
2018	125,127
2019	118,150
2020	103,637
2021	91,571
12. GOODWILL
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

On the date of the Merger, goodwill of $735.7 million was recognized as the excess of the purchase considerations over the fair value of identifiable assets acquired and liabilities assumed. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2016 (Successor Company) was $732.4 million. During the fourth quarter of 2016, the Company performed its annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2016 (Successor Company) and determined that there was no indication that its segment goodwill was more likely than not impaired, thus no quantitative assessment was performed and no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2016 that would impact the Company's conclusion and no such events were identified. As of December 31, 2016 (Successor Company), the Company increased its goodwill balance by approximately $61.0 million in the Asset Protection segment, which was attributed to the US Warranty acquisition. Refer to Note 3, Significant Transactions. The balance of goodwill for the Company as of December 31, 2016 (Successor Company) was $793.5 million. See Note 3, Significant Transactions for more information.
13. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GLWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company's balance sheet. The VA separate account balances subject to GLWB were $9.5 billion as of December 31, 2016 (Successor Company). For more information regarding the valuation of and income impact of GLWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 7, Fair Value of Financial Instruments, and Note 8, Derivative Financial Instruments.
The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.83%, age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company and industry experience, lapse rates ranging from 0.5% - 38.7% (depending on product type and duration), and an average discount rate of 5.1%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.
The VA separate account balances subject to GMDB were $12.6 billion as of December 31, 2016 (Successor Company). The total GMDB amount payable based on VA account balances as of December 31, 2016 (Successor Company), was $142.4 million (including $123.1 million in the Annuities segment and $19.3 million in the Acquisitions segment) with a GMDB reserve of $31.7 million and $3.1 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2016 (Successor Company) for the Company was 70.
These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) ("CALIC"), under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $10.2 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2016, was 66 years.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$36,427	$29,010	$26,251	$16,284
Incurred guarantee benefits	678	10,175	3,073	12,091
Less: Paid guarantee benefits	2,309	2,758	449	2,124
Ending balance	$34,796	$36,427	$28,875	$26,251
Account balances of variable annuities with guarantees invested in VA separate accounts are as follows:

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Equity mutual funds	$8,071,204	$5,476,366
Fixed income mutual funds	5,085,864	7,184,528
Total	$13,157,068	$12,660,894
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
Activity in the Company's deferred sales inducement asset was as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Deferred asset, beginning of period	$11,756	$—	$155,150	$146,651
Amounts deferred	16,212	14,557	82	18,302
Amortization	(5,471)	(2,801)	(1,139)	(9,803)
Deferred asset, end of period	$22,497	$11,756	$154,093	$155,150
14. REINSURANCE
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
Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2016 (Successor Company), the Company had reinsured approximately 41% of the face value of its life insurance in-force. The Company has reinsured approximately 18% of the face value of its life insurance in-force with the following three reinsurers:

•	Security Life of Denver Insurance Co. (currently administered by Hannover Re)

•	Swiss Re Life & Health America Inc.

•	The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
The Company has not experienced any credit losses for the years ended December 31, 2016 (Successor Company), December 31, 2015 (Successor Company), or December 31, 2014 (Predecessor Company) related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
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
The following table presents the net life insurance in-force:

	Successor Company		Predecessor Company
	As of December 31,		As of December 31,
	2016	2015	2014
	(Dollars In Millions)		(Dollars In Millions)
Direct life insurance in-force	$739,249	$727,705	$721,036
Amounts assumed from other companies	116,265	39,547	43,237
Amounts ceded to other companies	(348,995)	(368,142)	(388,890)
Net life insurance in-force	$506,519	$399,110	$375,383
Percentage of amount assumed to net	23%	10%	12%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
Successor Company
For The Year Ended
December 31, 2016:
Premiums and policy fees:
Life insurance	$2,610,682	$(1,126,915)	$454,999	$1,938,766	(1)	23.5%
Accident/health insurance	58,076	(36,935)	17,439	38,580		45.2
Property and liability insurance	261,009	(150,866)	5,726	115,869		4.9
Total	$2,929,767	$(1,314,716)	$478,164	$2,093,215
February 1, 2015 to December 31, 2015
Premiums and policy fees:
Life insurance	$2,360,643	$(983,143)	$308,280	$1,685,780	(1)	18.3%
Accident/health insurance	70,243	(36,871)	18,252	51,624		35.4
Property and liability insurance	243,728	(134,964)	6,904	115,668		6.0
Total	$2,674,614	$(1,154,978)	$333,436	$1,853,072

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Premiums and policy fees:
Life insurance	$204,185	$(74,539)	$28,601	$158,247	(1)	18.1%
Accident/health insurance	6,846	(4,621)	1,809	4,034		44.8
Property and liability insurance	19,759	(10,796)	666	9,629		6.9
Total	$230,790	$(89,956)	$31,076	$171,910
For The Year Ended
December 31, 2015:
Premiums and policy fees:
Life insurance	$2,603,956	$(1,205,528)	$349,934	$1,748,362	(1)	20.0%
Accident/health insurance	81,037	(42,741)	20,804	59,100		35.2
Property and liability insurance	233,362	(125,328)	8,675	116,709		7.4
Total	$2,918,355	$(1,373,597)	$379,413	$1,924,171

(1)
Includes annuity policy fees of $160.4 million, $152.8 million, $13.9 million, and $167.1 million for the year ended December 31, 2016 (Successor Company), for the periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), respectively.

As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), policy and claim reserves relating to insurance ceded of $5.3 billion and $5.5 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2016 (Successor Company) and December 31, 2015 (Predecessor Company), the Company had paid $87.9 million and $77.9 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2016 (Successor Company) and December 31, 2015 (Predecessor Company), the Company had receivables of $64.5 million and $64.9 million, respectively, related to insurance assumed.

The Company's third party reinsurance receivables amounted to $5.3 billion and $5.5 billion as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	Successor Company
	As of December 31,
	2016		2015
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$762.2	A	$800.6	A
Swiss Re Life & Health America, Inc.	682.6	A+	719.2	A+
Lincoln National Life Insurance Co.	530.9	A+	546.0	A+
Transamerica Life Insurance Co.	367.8	A+	396.6	A+
SCOR Global Life(1)	354.8	A	320.4	A
American United Life Insurance Company	285.6	A+	314.2	A+
RGA Reinsurance Company	269.0	A+	303.5	A+
Centre Reinsurance (Bermuda) Ltd	243.6	NR	247.6	NR
Scottish Re (U.S.) Inc.	232.8	NR	268.6	NR
The Canada Life Assurance Company	216.2	A+	207.5	A+

(1)	Includes SCOR Global Life Americas Reinsurance Company, SCOR Global Life USA Reinsurance Co, and SCOR Global Life Reinsurance Co of Delaware
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
15. DEBT AND OTHER OBLIGATIONS
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

Debt and subordinated debt securities are summarized as follows:

	Successor Company
	As of December 31,
	2016		2015
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$170,000	$170,000	$485,000	$485,000
6.40% Senior Notes (2007), due 2018	150,000	156,663	150,000	162,671
7.375% Senior Notes (2009), due 2019	400,000	454,688	400,000	473,127
8.45% Senior Notes (2009), due 2039	246,926	381,934	300,000	468,008
	$966,926	$1,163,285	$1,335,000	$1,588,806
Subordinated debt securities (year of issue):
6.25% Subordinated Debentures (2012), due 2042, callable 2017	$287,500	$290,002	$287,500	$295,833
6.00% Subordinated Debentures (2012), due 2042, callable 2017	150,000	151,200	150,000	152,930
	$437,500	$441,202	$437,500	$448,763
The Company's future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $156.7 million in 2018, $454.7 million in 2019, and $381.9 million thereafter.
During the year ended December 31, 2016 (Successor Company), the Company repurchased and subsequently extinguished $82.7 million (par value - $53.1 million) of the Company's 8.45% Senior Notes due 2039. These repurchases resulted in a $9.8 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated statements of income.
During 2014 (Predecessor Company), the Company announced that it had issued notice to redeem the entire $100.0 million outstanding principal amount of the Company's 8.00% Senior Notes issued on October 9, 2009. The payment in respect of the redemption of the Senior Notes was made on October 15, 2014. In conjunction with this redemption, the Company wrote off $2.4 million of deferred issue costs.
During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company called and redeemed the entire $103.1 million of outstanding principal amount of the Company's 6.125% Subordinated Debentures due 2034.
During 2014 (Predecessor Company), $150.0 million of the Company's Senior Notes matured and were paid in full, along with applicable accrued interests.
On February 2, 2015, the Company amended and restated the Credit Facility (the "Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company's Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon the Company's subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2016 (Successor Company). There was an outstanding balance of $170.0 million bearing interest at a rate of LIBOR plus 1.00% as of December 31, 2016 (Successor Company). As of June 30, 2016 (Successor Company), PLICO had used $30.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit on an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit was terminated during the period and no Letter of Credit was outstanding as of December 31, 2016 (Successor Company).

The following is a summary of the Company's estimated debt covenant calculations as of December 31, 2016 (Successor Company):

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to $0	greater than $1 billion
Debt to total capital ratio	less than 40%	less than 28%
Total adjusted capital margin	greater than or equal to $0	greater than $3 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	greater than 11.0 to 1
In December 2007, the Company issued a new series of debt securities of 6.40% Senior Notes due 2018 (the "Senior Notes"), from which net proceeds of approximately $148.7 million were received. Under the terms of the Senior Notes, interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The maturity date is January 15, 2018.
On October 9, 2009, the Company closed on offerings of $400 million of its 7.375% Senior Notes due in 2019, $100 million of its 8.00% Senior Notes due in 2024, and $300 million of its 8.45% Senior Notes due in 2039, for an aggregate principal amount of $800 million, of which $646.9 million were outstanding as of December 31, 2016 (Successor Company). These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3.
During 2012, the Company issued $287.5 million of its 6.25% Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $103.1 million of Subordinated Debentures due 2031, $118.6 million of Subordinated Debentures due in 2032 and $7.5 million of Capital Securities due in 2066 at par value.
During 2012, the Company issued $150.0 million of its Subordinated Debentures due in 2042. These Subordinated Debentures were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering to call $125.0 million of Capital Securities due in 2066 at par value and the remaining for general working capital purposes.
Non-Recourse Funding Obligations
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and WCL, a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of December 31, 2016 (Successor Company), the aggregate principal balance of the Steel City Notes was $2.116 billion. In connection with this transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by the Company if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2016 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate had a $2.116 billion outstanding non-recourse funding obligation as of December 31, 2016 (Successor Company). This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.
Prior to this transaction, Golden Gate had three series of non-recourse funding obligation with a total outstanding balance of $800 million . The Company held the entire outstanding balance of non-recourse funding obligations. Series A1 non-recourse funding obligations had a balance of $400 million and accrued interest at 7.375%, the Series A2 non-recourse funding obligations had a balance of $100 million and accrued interest at 8.00%, and the Series A3 non-recourse funding obligations had a balance of $300 million and accrued interest at 8.45%. As a result of the transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by the Company were contributed to PLICO and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes.

Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and a wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2016 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2016 (Successor Company), securities related to $58.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $516.4 million of the non-recourse funding obligations were held by the Company and its affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II's investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2016 (Successor Company), no payments have been made under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $1.5 million have been collateralized by the Company. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2016 (Successor Company), the Company and its affiliates repurchased $86.3 million of its outstanding non-recourse funding obligations, at a discount. These repurchases did not result in a material gain or loss for the Company. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company ("Golden Gate V"), a Vermont special purpose financial insurance company, and Red Mountain, LLC ("Red Mountain"), both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company ("WCL"). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is "non-recourse" to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2016 (Successor Company), the principal balance of the Red Mountain note was $565 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $128.3 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V's annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2016 (Successor Company), no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $565 million outstanding non-recourse funding obligation as of December 31, 2016 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Successor Company
As of December 31, 2016
Golden Gate Captive Insurance Company(2)(3)	$2,116,000	$2,116,000	2039	4.75%
Golden Gate II Captive Insurance Company	58,600	49,983	2052	2.52%
Golden Gate V Vermont Captive Insurance Company(2)(3)	565,000	628,025	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,466	2024	6.19%
Total	$2,740,691	$2,796,474

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate

Successor Company
As of December 31, 2015
Golden Gate II Captive Insurance Company	$144,900	$118,481	2052	1.32%
Golden Gate V Vermont Captive Insurance Company(3)	500,000	564,679	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,524	2024	6.19%
Total	645,991	685,684

(1)	Carrying values include premiums and discounts and do not represent unpaid principal balances.

(2)	Obligations are issued to non-consolidated subsidiaries of the Company. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of PLICO.

(3)	Fixed rate obligations
Letters of Credit
Golden Gate III Vermont Captive Insurance Company
Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Pursuant to the terms of the Third Amended and Restated Reimbursement Agreement, the LOC balance reached its scheduled peak of $935 million in 2015. As of December 31, 2016 (Successor Company), the LOC balance was $930 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of December 31, 2016 (Successor Company), no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. Pursuant to the terms of the Reimbursement Agreement, the LOC reached its scheduled peak amount of $790 million in 2016 and remained at this level as of December 31, 2016 (Successor Company). The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2016 (Successor Company), no payments have been made under these agreements.
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $861.7 million and the repurchase obligation of $797.7 million was included in the Company's consolidated condensed balance sheets (at an average borrowing rate of 65 basis points). During the year ended December 31, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points, respectively) during the year ended December 31, 2016 (Successor Company). During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $912.7 million and $175.0 million, respectively. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points, respectively) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2016 (Successor Company):
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

Remaining Contractual Maturity of the Agreements
As of December 31, 2016 (Successor Company)
(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$357,705	$23,758	$—	$—	$381,463
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	480,269	—	—	—	480,269
Total borrowings	$837,974	$23,758	$—	$—	$861,732
Interest Expense
Interest expense on long-term debt and subordinated debt securities totaled $62.1 million, $58.6 million, $8.9 million, and $118.4 million for the year ended December 31, 2016 (Successor Company), for the periods of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company). The interest expense on non-recourse funding obligations and other obligations was $163.7 million, $54.1 million, $4.9 million, and $54.2 million for the year ended December 31, 2016 (Successor Company), for the periods of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company).
16. COMMITMENTS AND CONTINGENCIES
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
The Company leases administrative and marketing office space in approximately 20 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $6.7 million, $6.3 million, $0.6 million, and $6.5 million for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 (Predecessor Company), respectively. The aggregate annualized rent was approximately $6.7 million for the year ended December 31, 2016 (Successor Company). The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2017	$4,497
2018	4,515
2019	4,319
2020	4,044
2021	3,779
Thereafter	12,472

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

Year	Amount
(Dollars In Thousands)
2017	$1,653
2018	76,629
As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company had outstanding mortgage loan commitments of $855.3 million at an average rate of 4.17% and $601.9 million at an average rate of 4.43%, respectively.
Under the insurance guaranty fund laws of most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.
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

17. STOCK-BASED COMPENSATION (PREDECESSOR COMPANY)
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
Performance Shares (Predecessor)
The criteria for payment of the 2014 performance awards was based on the Company's average operating return on average equity ("ROE") over a three-year period. If the Company's ROE was below 10.5%, no award was earned. If the Company's ROE was at or above 12.0%, the award maximum was earned.
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
Stock Appreciation Rights (Predecessor)
Stock Appreciation Rights ("SARs") were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company's common stock. The SARs were exercisable either 5 years after the date of grant or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price was as follows:

	Weighted-Average Base Price per share	No. of SARs
Balance at December 31, 2014	$30.41	157,628
The outstanding SARs as of December 31, 2014 (Predecessor Company), were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$41.05	10,000	1	10,000
$43.46	22,300	3	22,300
$38.59	52,000	4	52,000
$3.50	46,110	5	46,110
$18.36	27,218	6	27,218
There were no SARs issued for the year ended December 31, 2014 (Predecessor Company). These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and expected exercise date of 2016. Due to the change in control provision, all SARs outstanding immediately prior to the Merger were cancelled and converted into the right to receive an amount in cash.
Restricted Stock Units (Predecessor)
Restricted stock units were awarded to participants and include certain restrictions relating to vesting periods. The Company issued 98,700 restricted stock units for the year ended December 31, 2014 (Predecessor Company). These awards had a total fair value at grant date of $5.1 million. Approximately half of these restricted stock units were to vest after three years from grant date and the remainder vest after four years.
The Company recognized all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by the Company for its stock-based compensation plans was $25.9 million in 2014. The Company's obligations of its stock-based compensation plans that are expected to be settled in shares of the Company's common stock are reported as a component of shareowner's equity, net of deferred taxes. As of December 31, 2014 (Predecessor Company), the total compensation cost related to non-vested stock-based compensation not yet recognized was $27.0 million. Due to the Merger, the unrecognized stock compensation expense was accelerated as of the date of the merger due to a change in control provision.
The following table provides information as of December 31, 2014 (Predecessor Company), regarding equity compensation plans under which the Company's common stock was authorized for issuance:
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

18. EMPLOYEE BENEFIT PLANS
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
In 2016, the Company amended its defined benefit pension plan to offer a limited-time opportunity of benefit payouts to eligible, terminated-vested participants (“lump sum window”). The lump sum window provided eligible, terminated-vested participants with an option to elect to receive a lump sum settlement of his or her pension benefit in December 2016 or to elect receipt of monthly pension benefits commencing in December 2016. This event triggered settlement accounting for the Company and resulted in the recognition of $0.9 million of settlement income for the twelve months ended December 31, 2016.
The Company also sponsors an unfunded excess benefit plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law.
On May 5, 2016, the Board of Directors of Protective Life Corporation decided to convert the accrued benefit payable under the excess benefit plan as of March 31, 2016 to John D. Johns, the Company's Chairman and Chief Executive Officer, into a lump sum amount. On September 30, 2016, the lump sum amount was allocated to a book entry account that will be treated as though it were a deferral account under the Company’s deferred compensation plan for officers. Mr. Johns will continue to accrue benefits with respect to his continued service as an employee of the Company after March 31, 2016 in a manner that is consistent with the provisions of the excess benefit plan. The conversion event required the Company to re-measure the excess benefit plan as of May 31, 2016 and resulted in the recognition of $2.1 million in settlement expense during the twelve months ended December 31, 2016.
The following table presents the benefit obligation, fair value of plan assets, funded status, and amounts not yet recognized as components of net periodic pension costs for the Company's defined benefit pension plan and unfunded excess benefit plan as of December 31, 2016 and 2015 (Successor Company) and January 31, 2015 (Predecessor Company):

	Successor Company				Predecessor Company
	December 31, 2016		December 31, 2015		January 31, 2015
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)				(Dollars In Thousands)
Accumulated benefit obligation, end of year	$247,595	$45,594	$250,133	$54,196	$262,290	$49,251
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$268,221	$56,985	$281,099	$51,243	$267,331	$49,575
Service cost	12,791	1,413	11,220	1,229	974	95
Interest cost	9,751	1,353	9,072	1,499	1,002	140
Amendments	—	—	—	—	—	—
Actuarial loss/(gain)	5,988	4,124	(19,235)	4,484	12,384	1,555
Benefits paid	(30,903)	(16,073)	(13,935)	(1,470)	(592)	(122)
Projected benefit obligation at end of year	265,848	47,802	268,221	56,985	281,099	51,243
Change in plan assets:
Fair value of plan assets at beginning of year	196,042	—	201,820	—	203,772	—
Actual return on plan assets	15,815	—	6,751	—	(3,525)	—
Employer contributions(1)	20,889	16,073	1,406	1,470	2,165	122
Benefits paid(2)	(30,903)	(16,073)	(13,935)	(1,470)	(592)	(122)
Fair value of plan assets at end of year	201,843	—	196,042	—	201,820	—
After reflecting FASB guidance:
Funded status	(64,005)	(47,802)	(72,179)	(56,985)	(79,279)	(51,243)
Amounts recognized in the balance sheet:
Other liabilities	(64,005)	(47,802)	(72,179)	(56,985)	(79,279)	(51,243)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss/(gain)	(7,855)	6,294	(12,772)	4,484	96,965	22,401
Prior service cost/(credit)	—	—	—	—	(1,001)	23
Total amounts recognized in AOCI	$(7,855)	$6,294	$(12,772)	$4,484	$95,964	$22,424

(1)	Employer contributions disclosed are based on the Company's fiscal filing year

(2)	Includes amount related to Mr. Johns' excess benefit to deferred compensation plan conversion as discussed above in Unfunded Excess Benefit Plan

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Successor Company
	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	2016	2015	2016	2015
Discount rate	4.04%	4.29%	3.60%	3.63%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
The benefit obligations as of January 31 were determined based on the assumptions used in the 2014 year end disclosures with the following exception:

	Predecessor Company
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
Discount rate	3.55%	3.26%
Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the years ended 2014 (Predecessor Company) are as follows:

	Successor Company				Predecessor Company
	For The Year Ended December 31,				For The Year Ended December 31,
	2016	2015	2016	2015	2014	2014
	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan		Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
Discount rate	4.29%	3.95%	3.63%	3.65%	4.86%	4.30%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	3.0	4.0
Expected long-term return on plan assets	7.25%	7.50%	N/A	N/A	7.50%	N/A
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

Components of the net periodic benefit cost for the year ended December 31, 2016 (Successor Company), for the period of the period of February 1, 2015 to December 31, 2015 (Successor Company), for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended and December 31, 2014 (Predecessor Company) are as follows:

	Successor Company				Predecessor Company
	For The Year Ended December 31,		February 1, 2015 to December 31, 2015		January 1, 2015 to January 31, 2015		For The Year Ended December 31,
	2016	2016					2014	2014
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)				(Dollars In Thousands)
Service cost—benefits earned during the period	$12,791	$1,413	$11,220	$1,229	$974	$95	$9,411	$954
Interest cost on projected benefit obligation	9,751	1,353	9,072	1,499	1,002	140	10,493	1,696
Expected return on plan assets	(13,780)	—	(13,214)	—	(1,293)	—	(12,166)	—
Amortization of prior service cost/(credit)	—	—	—	—	(33)	1	(392)	12
Amortization of actuarial loss/(gain)(1)	—	178	—	—	668	138	6,821	1,516
Preliminary net periodic benefit cost	8,762	2,944	7,078	2,728	1,318	374	14,167	4,178
Settlement/curtailment expense(2)	(964)	2,135	—	—	—	—	—	—
Total net periodic benefit cost	$7,798	$5,079	$7,078	$2,728	$1,318	$374	$14,167	$4,178

(1)	2016 average remaining service period used is 9.31 years years and 8.58/8.63 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.

(2)
The unfunded excess benefit plan triggered settlement accounting for the year ended December 31, 2016 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

For the defined benefit pension plan, the Company does not expect to amortize any net actuarial loss/(gain) from other comprehensive income into net periodic benefit cost during 2017 since the net actuarial loss/(gain) subject to amortization is less than 10% of the greater of the smooth value of assets or the projected benefit obligation. For the unfunded excess benefit plan, The Company expects to amortize a loss of approximately $0.2 million from other comprehensive income into net periodic benefit cost during 2017.
Estimated future benefit payments under the defined benefit pension plan and unfunded excess benefit plan are as follows:

Years	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)
2017	$18,410	$3,014
2018	18,050	3,245
2019	19,112	6,364
2020	19,434	5,290
2021	19,990	4,873
2022 - 2026	106,672	21,890

Defined Benefit Pension Plan Assets
Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

	Successor Company
Asset Category	Target Allocation for 2017	2016	2015
Cash and cash equivalents	2%	2%	2%
Equity securities	60	61	61
Fixed income	38	37	37
Total	100%	100%	100%
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
Plan assets of the defined benefit pension plan by category as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), are as follows:

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Asset Category
Cash and cash equivalents	$4,175	$3,121
Equity securities:
Collective Russell 3000 equity index fund	67,627	72,663
Fidelity Spartan 500 index fund	58,815	52,551
Fixed income	71,226	67,707
Total investments	201,843	196,042
Employer contribution receivable	—	—
Total	$201,843	$196,042
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
The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$4,175	$—	$—	$4,175
Collective investment funds:
Equity index funds	58,815	67,627	—	126,442
Group deposit administration annuity contract	—	—	71,226	71,226
Total investments	$62,990	$67,627	$71,226	$201,843
The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$3,121	$—	$—	$3,121
Collective investment funds:
Equity index funds	52,551	72,663	—	125,214
Group deposit administration annuity contract	—	—	67,707	67,707
Total investments	$55,672	$72,663	$67,707	$196,042
For the year ended December 31, 2016 (Successor Company) and for the period of February 1, 2015 to December 31, 2015 (Successor Company), there were no transfers between levels.
The following table summarizes the Plan investments measured at fair value based on NAV per share as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively:

Name	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(Dollars In Thousands)
Successor Company
As of December 31, 2016:
Collective short-term investment fund	$4,175	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	67,627	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	58,815	Not Applicable	Daily	1 day
As of December 31, 2015:
Collective short-term investment fund	$3,121	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	72,663	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	52,551	Not Applicable	Daily	1 day

(1)	Non-lending collective trust that does not publish a daily NAV but tracks the Russell 3000 index and provides a daily NAV to the Plan.

The following table presents a reconciliation of the beginning and ending balances for the fair value measurements for the year ended December 31, 2016, for the period of February 1, 2105 to December 31, 2015, and for the period of January 1, 2015 to January 31, 2015, for which the Company has used significant unobservable inputs (Level 3):

	Successor Company		Predecessor Company
	December 31, 2016	December 31, 2015	January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Balance, beginning of year	$67,707	$64,581	$64,296
Interest income	3,519	3,126	285
Transfers from collective short-term investments fund	—	—	—
Transfers to collective short-term investments fund	—	—	—
Balance, end of year	$71,226	$67,707	$64,581
The following table represents the Plan's Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2016 (Successor Company):

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$71,226	Contract Value	Contract Rate	5.11% - 5.35%
Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.
Defined Benefit Pension Plan Funding Policy
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
During the twelve months ended December 31, 2016, the Company contributed $1.9 million to the defined benefit pension plan for the 2015 plan year and $19.0 million to its defined benefit pension plan for the 2016 plan year. The $19.0 million contribution for the 2016 plan year was an acceleration of the contributions due during 2017 and was related to the funding of payments resulting from the lump sum window offered during the year as previously discussed herein. The Company has not yet determined what amount it will fund for 2017, but estimates that the amount will be between $1 million and $10 million.
Other Postretirement Benefits
In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), the accumulated postretirement benefit obligation associated with these benefits was $0.1 million and $0.1 million, respectively.

The change in the benefit obligation for the retiree medical plan is as follows:

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$137	$247
Service cost	—	1
Interest cost	1	2
Actuarial (gain)/loss	(22)	(113)
Plan participant contributions	87	141
Benefits paid	(142)	(141)
Benefit obligation, end of year	$61	$137
For the retiree medical plan, the Company's discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2016 (Successor Company), is 1.70% and 1.54%, respectively.
For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2016 (Successor Company) and December 31, 2015 (Predecessor Company), the Company's liability related to this benefit was less than $0.1 million. The Company's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.
The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	Successor Company		Predecessor Company
	As of December 31, 2016	As of December 31, 2015	As of January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$9,063	$9,781	$9,288
Service cost	102	138	12
Interest cost	338	336	39
Actuarial (gain)/loss	604	(894)	511
Benefits paid	(473)	(298)	(69)
Benefit obligation, end of year	$9,634	$9,063	$9,781
For the postretirement life insurance plan, the Company's discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2016 (Successor Company), is 4.35% and 4.60%, respectively.
The Company's expected long-term rate of return assumption used to determine the net periodic benefit cost as of December 31, 2016 (Successor Company), is 2.75%. To determine an appropriate long-term rate of return assumption, the Company utilized 25 year average and annualized return results on the Barclay's short treasury index.
Investments of the Company's group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.
The fair value of each major category of plan assets for the Company's postretirement life insurance plan is as follows:

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Category of Investment
Money market fund	$5,362	$5,653

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
The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,362	$—	$—	$5,362
The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,653	$—	$—	$5,653
For the year ended December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), there were no transfers between levels.
Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.
401(k) Plan
The Company sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax "Roth" contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($18,000 for 2016). The Plan also provides a "catch-up" contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($6,000 for 2016). The Company matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee's pay per year per person. All matching contributions vest immediately.
Prior to 2009, employee contributions to the Company's 401(k) Plan were matched through use of an ESOP established by the Company. Beginning in 2009, the Company adopted a cash match for employee contributions to the 401(k) plan. For the year ended December 31, 2016, and for the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company recorded an expense of $7.5 million and $6.3 million, respectively.
Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.6 million, $0.5 million, and $0.4 million, respectively, in 2016, 2015, and 2014.
Prior to the Merger date of February 1, 2015, the Company's outstanding and publicly traded common stock was a component of the investment options allowed to participants in the 401(k) Plan.
Deferred Compensation Plan
On February 1, 2015, the Company became a wholly owned subsidiary of Dai-ichi Life and the Company stock ceased to be publicly traded. Thus, any common stock equivalents within the plans converted into rights to receive the merger consideration of $70.00 per common stock equivalent.
As of February 1, 2015, the Company has continued the deferred compensation plans for officers and others. Compensation deferred was credited to the participants in cash, mutual funds, or a combination thereof. As of December 31, 2015 (Successor Company), the Company's obligations related to its deferred compensation plans are reported in other liabilities.

19. EARNINGS PER SHARE (PREDECESSOR COMPANY)
As of February 1, 2015, the Company became a wholly owned subsidiary of Dai-ichi Life, and for the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company's outstanding common stock was delisted from public exchanges, and there was no market for the Company’s common stock, which is held entirely by Dai-ichi Life, and therefore the Company will no longer disclose earnings per share information.
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
A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the year ended December 31, 2014 (Predecessor Company):

	Predecessor Company
	January 1, 2015 to January 31, 2015	For The Year Ended
		December 31, 2014
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$1,509	$384,875

Average shares issued and outstanding	79,343,253	78,970,229
Issuable under various deferred compensation plans	1,109,595	1,094,988
Weighted shares outstanding - basic	80,452,848	80,065,217
Per share:
Net income - basic	$0.02	$4.81
Calculation of diluted earnings per share:
Net income	$1,509	$384,875

Weighted shares outstanding - basic	80,452,848	80,065,217
Stock appreciation rights ("SARs")	64,570	272,196
Issuable under various other stock-based compensation plans	935,382	768,656
Restricted stock units	306,487	269,427
Weighted shares outstanding - diluted	81,759,287	81,375,496
Per share:
Net income - diluted	$0.02	$4.73

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of AOCI as of December 31, 2016 (Successor Company), December 31, 2015 (Successor Company), January 31, 2015 (Predecessor Company), and December 31, 2014 (Predecessor Company).
Changes in Accumulated Other Comprehensive Income (Loss) by Component

Successor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Benefits Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2015	$(1,247,065)	$—	$5,931	$(1,241,134)
Other comprehensive income (loss) before reclassifications	606,985	688	(5,659)	602,014
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(6,782)	—	—	(6,782)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(9,460)	39	800	(8,621)
Net current-period other comprehensive income (loss)	590,743	727	(4,859)	586,611
Ending Balance, December 31, 2016	$(656,322)	$727	$1,072	$(654,523)

(1)	See Reclassification table below for details.

(2)
As of December 31, 2015 (Successor Company) and December 31, 2016 (Successor Company), net unrealized losses reported in AOCI were offset by $623.0 million and $424.1 million, respectively, due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2)
As of December 31, 2015 (Successor Company), net unrealized losses reported in AOCI were offset by $623.0 million, respectively, due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2)
As of January 31, 2015 and December 31, 2014, net unrealized losses reported in AOCI were offset by $(492.6) million and $(504.4) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2)
As of December 31, 2013 and December 31, 2014, net unrealized losses reported in AOCI were offset by $(189.8) million and $(504.4) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the year ended December 31, 2014 (Predecessor Company).
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2016
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(60)	Benefits and settlement expenses, net of reinsurance ceded
	(60)	Total before tax
	21	Tax (expense) or benefit
	$(39)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$32,302	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(17,748)	Net impairment losses recognized in earnings
	14,554	Total before tax
	(5,094)	Tax (expense) or benefit
	$9,460	Net of tax
Pension benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(1,231)	Other operating expenses
Amortization of prior service credit/(cost)	—	Other operating expenses
Amortization of transition asset/(obligation)	—	Other operating expenses
	(1,231)	Total before tax
	431	Tax (expense) or benefit
	$(800)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
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
	(Dollars In Thousands)
Predecessor Company
For The Year Ended December 31, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,777)	Benefits and settlement expenses, net of reinsurance ceded
	(1,777)	Total before tax
	622	Tax (expense) or benefit
	$(1,155)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$76,952	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(7,275)	Net impairment losses recognized in earnings
	69,677	Total before tax
	(24,387)	Tax (expense) or benefit
	$45,290	Net of tax
Pension benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(8,264)	Other operating expenses
Amortization of prior service credit/(cost)	386	Other operating expenses
Amortization of transition asset/(obligation)	53	Other operating expenses
	(7,825)	Total before tax
	2,739	Tax (expense) or benefit
	$(5,086)	Net of tax

(1)	See Note 8, Derivative Financial Instruments for additional information.
21. INCOME TAXES
The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%	35.0%
State income taxes	0.8	2.0	0.8	0.8
Investment income not subject to tax	(2.7)	(4.3)	(3.2)	(3.4)
Uncertain tax positions	(0.3)	0.2	(0.1)	1.3
Other	1.0	—	(0.1)	0.3
	33.8%	32.9%	32.4%	34.0%
The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the Company's income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company's income tax are as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Current income tax expense:
Federal	$(50,638)	$5,715	$(32,803)	$189,105
State	3,919	(4,244)	1,685	8,838
Total current	$(46,719)	$1,471	$(31,118)	$197,943
Deferred income tax expense:
Federal	$240,127	$118,338	$30,858	$1,474
State	7,560	11,734	(67)	(1,003)
Total deferred	$247,687	$130,072	$30,791	$471
The components of the Company's net deferred income tax liability are as follows:

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$453,880	$34,340
Deferred compensation	209,979	241,156
Deferred policy acquisition costs	156,012	274,366
Premium on corporate debt	104,839	125,296
Net unrealized loss on investments	353,448	671,540
Other	44,956	81,032
Valuation allowance	(6,007)	(4,804)
	1,317,107	1,422,926
Deferred income tax liabilities:
Premium receivables and policy liabilities	884,255	276,919
VOBA and other intangibles	720,750	631,935
Invested assets (other than unrealized gains (losses))	1,311,866	1,511,353
	2,916,871	2,420,207
Net deferred income tax liability	$(1,599,764)	$(997,281)
The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities that were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY's tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2016 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.
In management's judgment, the gross deferred income tax asset as of December 31, 2016 (Successor Company) will more likely than not be fully realized. The Company has recognized a valuation allowance of $9.2 million and $7.4 million as of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $1.8 million, before federal income taxes, increased state income tax expense in 2016 by the same amount.
During the twelve months ended December 31, 2016 (Successor Company), the Company entered into a reinsurance transaction, as discussed in Note 3, Significant Transactions. This transaction is expected to generate an operating loss on the Company's consolidated 2016 U.S. income tax return. The Company has evaluated its ability to carry this loss back to receive funds of previously-paid taxes, plus utilize the remaining loss in future years. The Company expects to receive refunds for substantially all of the U.S. income taxes that it paid in 2014 and 2015, as well as fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company's current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of December 31, 2016.
At December 31, 2016 (Successor Company), the Company has non-life net operating loss carryforwards for federal income tax purposes of $226.6 million, which are available to offset future non-life group federal taxable income (and life group taxable income with limitations) and begin to expire in 2035. The Company also has life net operating loss carryforwards for federal income tax purposes of $1,021.5 million which are available to offset both future life group taxable income and non-life group taxable income through 2031. Foreign tax credits of $5.6 million are available to offset both future life group income tax and non-life group income tax and will begin to expire in 2024. In addition, included in the deferred income tax assets above are approximately $19.8 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future tax in the respective state jurisdictions, expiring between 2017 and 2036.
As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), some of the Company's fixed maturities were reported at an unrealized loss. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year's other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor Company		Predecessor Company
	As of December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Balance, beginning of period	$13,138	$137,593	$193,244	$105,881
Additions for tax positions of the current year	2,122	2,213	(5,010)	57,463
Additions for tax positions of prior years	1,318	1,811	7,724	39,433
Reductions of tax positions of prior years:
Changes in judgment	(975)	(16,416)	(58,365)	(9,533)
Settlements during the period	(5,747)	(112,063)	—	—
Lapses of applicable statute of limitations	—	—	—	—
Balance, end of period	$9,856	$13,138	$137,593	$193,244
Included in the end of period balance above, as of December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and as of December 31, 2014 (Predecessor Company), are approximately $0.7 million, $5.6 million, $126.0 million, and $181.9 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $9.2 million, $7.5 million, $11.5 million, and $11.3 million for the period ending December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and as of December 31, 2014 (Predecessor Company), respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. These amounts were a $3.1 million benefit, a $1.6 million detriment, a $0.9 million benefit, and a $3.9 million detriment for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 (Predecessor Company), respectively. The Company has approximately $2.8 million, $15.4 million, $12.7 million, and $14.3 million of accrued interest associated with unrecognized tax benefits as of December 31, 2016 (Successor Company), as of December 31, 2015 (Successor Company), as of January 31, 2015 (Predecessor Company), and as of December 31, 2014 (Predecessor Company), respectively (before taking into consideration the related income tax benefit that is associated with such an expense).
In June 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, Appeals accepted the Company’s earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. As a result, pending a routine review by Congress' Joint Committee on Taxation, the Company expects to receive an approximate $6.2 million net refund in a future period.
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
These agreements with the IRS are the primary cause for the reductions of unrecognized tax benefits shown in the earlier chart. The Company believes that in the next 12 months, none of the unrecognized tax benefits will be significantly increased or reduced. In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Nevertheless, certain of these pre-2014 years have pending U.S. tax refunds. Due to their size, these refunds are being reviewed by Congress' Joint Committee on Taxation. Furthermore, due to the aforementioned IRS adjustments to the Company's pre-2014 taxable income, the Company is amending certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns. At this time, the Company believes that the Joint Committee's review of its U.S. tax refunds and the states' acceptance of its amending returns will be completed next year. The underlying statutes of limitations are expected to close in due course on or before December 31, 2017.
During the year ended December 31, 2016 (Successor Company), the Company filed a non-automatic tax accounting method change related to income recognition for unearned premium reserve and discounted loss reserve for claims incurred and is awaiting acceptance by the IRS. If the Company's request for the non-automatic tax accounting method change is accepted as filed, the Company anticipates an overall increase to current tax expense of approximately $1.4 million, which will be reflected on tax returns for the years ended December 31, 2016 through December 31, 2019. Of this amount, a $2.9 million tax benefit will be reflected on the federal tax return for the year ended December 31, 2016 (Successor Company). This change, if approved, is not expected to have a material impact on our effective tax rate.
22. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Cash paid / (received) during the year:
Interest on debt	$234,928	$124,829	$22,802	$174,644
Income taxes	112,886	(53,486)	(1)	159,447
Noncash investing and financing activities:
Stock-based compensation	—	—	1,550	13,902
Total cash interest paid on debt for the year ended December 31, 2016 (Successor Company), was $234.9 million. Of this amount, $68.1 million related to interest on long-term debt, $27.0 million related to interest on subordinated debt, $2.2 million on repurchase agreements, and $137.6 million related to non-recourse funding obligations and other obligations.
23. RELATED PARTY TRANSACTIONS
Certain corporations with which the Company's directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $7.2 million, $45.3 million, $2.6 million, and $33.4 million, for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the year ended December 31, 2014 (Predecessor Company), respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $8.6 million, $10.0 million, $0.8 million, and $16.5 million for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 (Predecessor Company), respectively.
Prior to the Merger, the Company had no related party transactions with Dai-ichi Life. During the period ending December 31, 2016 (Successor Company), the Company paid a management fee to Dai-ichi Life of $6.4 million for certain services provided to the Company.
The Company has guaranteed PLICO's obligations for borrowings or letters of credit under the revolving line of credit arrangement to which the Company is also a party. The Company has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2015 (Successor Company), the Company was the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate. During 2016, these notes were contributed, ultimately, to Golden Gate and extinguished.
The Company guarantees the obligations of PLICO under a synthetic lease entered into by PLICO, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to PLICO for construction of an office building and parking deck which was completed on February 1, 2000. The synthetic lease was amended and restated as of December 19, 2013, wherein as of December 31, 2016, the Company continues to guarantee the obligations of PLICO thereunder.
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
The Company has an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), a direct wholly owned subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2016 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
24. STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS
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
Statutory net income (loss) for PLICO was $(391.6) million, $440.0 million, and $554.2 million for the year ended December 31, 2016, 2015 and 2014, respectively. Statutory capital and surplus for PLICO was $4.2 billion and $3.8 billion as of December 31, 2016 and 2015, respectively. The Statutory net loss incurred by PLICO for the year ended December 31, 2016 was caused by the required Statutory accounting treatment of the initial gain recognized on the retrocession of the term business assumed from Genworth Life and Annuity Insurance Company to Golden Gate Captive Insurance Company, which resulted in approximately a $1.2 billion gain being included as a component of surplus, rather than reflected in Statutory net income as of the January 15, 2016 cession date.
The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries, and which would consequently be free from restriction and available for the payment of dividends to the Company's shareowner in 2017 is approximately to be $423.7 million. This results in approximately $5.0 billion of the Company's net assets being restricted from transfer to PLC without prior approval from the respective state insurance department.
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
A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under specific RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2016, the Company's total adjusted capital and company action level RBC were approximately $4.5 billion and $731.0 million, respectively, providing an RBC ratio of approximately 619%.
Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2016, the Company's insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $43.4 million.
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
The favorable (unfavorable) effects of PLICO's statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2016	2015
	(Dollars In Millions)
Non-admission of goodwill	$(257)	$(295)
Total (net)	$(257)	$(295)
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
The favorable (unfavorable) effects on the statutory surplus of the Company's insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2016	2015
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,720	$1,715
Accounting for certain notes as admitted assets	$2,681	$500
Reserving based on state specific actuarial practices	$120	$117
Reserving difference related to a captive insurance company	$(109)	$(118)

25. OPERATING SEGMENTS
The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments and makes adjustments to its segment reporting as needed. There were no changes to the Company’s operating segments made or required to be made as a result of the Merger on February 1, 2015. A brief description of each segment follows.

•
The Life Marketing segment markets fixed UL, IUL, VUL, BOLI, and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent marketing organizations, and affinity groups.

•
The Acquisitions segment focuses on acquiring, converting, and/or servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•	The Annuities segment markets fixed and VA products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•
The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. This segment also issues funding agreements to the FHLB, and markets GICs to 401(k) and other qualified retirement savings plans. The Company also has an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.

•
The Asset Protection segment markets extended service contracts, GAP products, credit life and disability insurance, and specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. GAP covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

•
The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various financing and investment related transactions, and the operations of several small subsidiaries.

The Company's management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company's measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.
The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. The Company believes that pre-tax and after-tax adjusted operating income (loss) enhances management's and the Board of Directors' understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
In previous filings, the Company referred to "Pre-tax adjusted operating income (loss)" as "Pre-tax operating income," "Operating income before tax," or "Segment operating income." In addition, we previously referred to "After-tax adjusted operating income (loss)" as "After-tax operating income" or "Operating earnings." The definition of these labels remains unchanged, but the Company has modified the labels to provide further clarity that these measures are non-GAAP measures.
There were no significant intersegment transactions during the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the year ended December 31, 2014 (Predecessor Company).

The following tables presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income (Predecessor and Successor periods are not comparable):

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Life Marketing	$1,627,848	$1,426,090	$145,595	$1,549,351
Acquisitions	1,676,017	1,333,430	139,761	1,720,179
Annuities	574,934	443,419	7,884	533,404
Stable Value Products	114,580	79,670	8,181	127,653
Asset Protection	269,145	261,693	21,953	276,011
Corporate and Other	221,423	166,367	17,535	196,974
Total revenues	$4,483,947	$3,710,669	$340,909	$4,403,572
Adjusted Operating Income (Loss)
Life Marketing	$39,745	$57,414	$(1,618)	$121,448
Acquisitions	260,511	194,654	20,134	254,021
Annuities	213,293	180,231	13,164	227,611
Stable Value Products	61,294	56,581	4,529	73,354
Asset Protection	16,487	20,627	2,420	32,480
Corporate and Other	(87,961)	(25,067)	(10,144)	(56,720)
Pre-tax adjusted operating income	503,369	484,440	28,485	652,194
Realized investment gains (losses)—investments(1)	48,551	(185,153)	89,815	207,307
Realized investment gains (losses)— derivatives	42,077	100,555	(117,118)	(276,212)
Income before income tax	593,997	399,842	1,182	583,289
Income tax (expense) benefit	(200,968)	(131,543)	327	(198,414)
Net income	$393,029	$268,299	$1,509	$384,875

Pre-tax adjusted operating income	$503,369	$484,440	$28,485	$652,194
Adjusted operating income tax (expense) benefit	(169,247)	(161,153)	(9,228)	(222,532)
After-tax adjusted operating income	334,122	323,287	19,257	429,662
Realized investment gains (losses)—investments(1)	48,551	(185,153)	89,815	207,307
Realized investment gains (losses)— derivatives	42,077	100,555	(117,118)	(276,212)
Income tax (expense) benefit on adjustments	(31,721)	29,610	9,555	24,118
Net income	$393,029	$268,299	$1,509	$384,875

Investment (losses) gains	$72,911	$(193,879)	$80,672	$198,127
Less: amortization related to DAC/VOBA and benefits and settlement expenses	24,360	(8,726)	(9,143)	(9,180)
Realized investment gains (losses)—investments	$48,551	$(185,153)	$89,815	$207,307

Derivatives gains (losses)	$(40,288)	$29,997	$(123,274)	$(346,878)
Less: VA GLWB economic cost	(82,365)	(70,558)	(6,156)	(70,666)
Realized investment gains (losses)—derivatives	$42,077	$100,555	$(117,118)	$(276,212)

(3)
Includes credit related other-than-temporary impairments of $17.7 million, $27.0 million, $0.5 million, and $7.3 million for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the year ended December 31, 2014 (Predecessor Company), respectively.

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Net investment income
Life Marketing	$525,495	$446,439	$47,460	$554,004
Acquisitions	764,571	639,422	71,088	874,653
Annuities	322,608	297,114	37,189	465,845
Stable Value Products	107,010	78,459	6,888	107,170
Asset Protection	22,082	17,459	1,878	22,703
Corporate and Other	200,690	154,055	10,677	173,349
Total net investment income	$1,942,456	$1,632,948	$175,180	$2,197,724
Amortization of DAC and VOBA
Life Marketing	$130,708	$107,811	$4,813	$175,807
Acquisitions	8,178	2,035	5,033	60,031
Annuities	(11,031)	(41,071)	(7,706)	(4,651)
Stable Value Products	1,176	43	25	380
Asset Protection	20,033	25,211	1,820	25,257
Corporate and Other	—	27	87	485
Total amortization of DAC and VOBA	$149,064	$94,056	$4,072	$257,309

Successor Company
	Operating Segment Assets As of December 31, 2016
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,050,170	$19,679,690	$20,243,333	$3,373,646
Deferred policy acquisition costs and value of business acquired	1,218,944	106,532	655,618	5,455
Other intangibles	301,399	37,103	183,449	8,722
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,770,787	$19,837,849	$21,419,077	$3,501,636

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,013,399	$13,141,759	$71,501,997
Deferred policy acquisition costs and value of business acquired	33,280	—	2,019,829
Other intangibles	143,865	13,545	688,083
Goodwill	128,182	—	793,470
Total assets	$1,318,726	$13,155,304	$75,003,379

Successor Company
	Operating Segment Assets As of December 31, 2015
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,258,639	$19,879,988	$19,926,108	$2,006,263
Deferred policy acquisition costs and value of business acquired	1,119,515	(178,662)	578,742	2,357
Other intangibles	319,623	39,658	196,780	9,389
Goodwill	200,274	14,524	336,677	113,813
Total assets	$14,898,051	$19,755,508	$21,038,307	$2,131,822

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$897,326	$9,583,991	$65,552,315
Deferred policy acquisition costs and value of business acquired	36,856	—	1,558,808
Other intangibles	79,681	—	645,131
Goodwill	67,155	—	732,443
Total assets	$1,081,018	$9,583,991	$68,488,697
26. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED
The Company's unaudited consolidated quarterly operating data for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner's equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2016
Premiums and policy fees	$852,795	$857,948	$834,544	$862,644
Reinsurance ceded	(310,327)	(336,605)	(322,229)	(345,555)
Net of reinsurance ceded	542,468	521,343	512,315	517,089
Net investment income	475,117	488,460	482,729	496,150
Realized investment gains (losses)	8,229	5,417	24,268	12,457
Net impairment losses recognized in earnings	(2,617)	(967)	(3,308)	(10,856)
Other income	103,716	102,148	107,642	102,147
Total revenues	1,126,913	1,116,401	1,123,646	1,116,987
Total benefits and expenses	955,071	947,740	990,567	996,572
Income before income tax	171,842	168,661	133,079	120,415
Income tax expense	56,494	56,541	39,785	48,148
Net income	$115,348	$112,120	$93,294	$72,267

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Premiums and policy fees	$509,008	$832,088	$797,741	$869,213
Reinsurance ceded	(141,401)	(345,244)	(306,774)	(361,559)
Net of reinsurance ceded	367,607	486,844	490,967	507,654
Net investment income	288,872	436,291	440,620	467,165
Realized investment gains (losses)	(1,415)	(13,468)	(79,306)	(69,693)
Other income	67,263	109,094	108,312	103,862
Total revenues	722,327	1,018,761	960,593	1,008,988
Total benefits and expenses	629,500	921,851	873,333	886,143
Income before income tax	92,827	96,910	87,260	122,845
Income tax expense	29,966	33,070	26,853	41,654
Net income	$62,861	$63,840	$60,407	$81,191
(1) First quarter includes February 1, 2015 to March 31, 2015

January 1, 2015 to January 31, 2015
Predecessor Company	(Dollars In Thousands, Except Per Share Amounts)
Premiums and policy fees	$261,866
Reinsurance ceded	(89,956)
Net of reinsurance ceded	171,910
Net investment income	175,180
Realized investment gains (losses)	(42,602)
Other income	36,421
Total revenues	340,909
Total benefits and expenses	339,727
Income before income tax	1,182
Income tax benefit	(327)
Net income	$1,509

Net income - basic	$0.02
Average shares outstanding - basic	80,452,848
Net income - diluted	$0.02
Average shares outstanding - diluted	81,759,287
28. SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to December 31, 2016 (Successor Company), and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of
Protective Life Corporation

In our opinion, the accompanying consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the year ended December 31, 2016 and for the period from February 1, 2015 to December 31, 2015 present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries (the “Company” or “Successor Company”) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and for the period from February 1, 2015 to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of December 31, 2016 and 2015, for the year ended December 31, 2016 and for the period from February 1, 2015 to December 31, 2015 listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Controls Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in "Management's Report on Internal Controls Over Financial Reporting" management has excluded USWC Holding Company and its subsidiaries (“USWC”) from its assessment of internal control over financial reporting as of December 31, 2016 because USWC was acquired by the Company in a business combination in 2016. We have also excluded USWC from our audit of internal control over financial reporting. USWC is a wholly-owned subsidiary whose total assets and total revenues represent approximately $329.4 million and $4.7 million, respectively, of the related consolidated financial statement amounts as of and for the period ended December 31, 2016.

Birmingham, Alabama
February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of
Protective Life Corporation

In our opinion, the accompanying consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the period from January 1, 2015 to January 31, 2015 and for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and of cash flows of Protective Life Corporation and its subsidiaries (the “Company” or “Predecessor Company”) for such respective periods in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the period from January 1, 2015 to January 31, 2015 and for the year ended December 31, 2014 listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).
As described in Note 3 to the consolidated financial statements set forth in this annual report on Form 10-K, the Company entered into a reinsurance transaction with Genworth Life and Annuity Insurance Company effective January 1, 2016. The Company performed due diligence on this transaction prior to the effective date and developed a reasonable level of assurance that the disclosure controls and procedures for the related administrative systems and processes were effective.

In conducting our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, we have excluded USWC Holding Company and its subsidiaries ("US Warranty") and the internal controls relating to the administrative systems and processes being provided by third parties for the acquired business. US Warranty was acquired on December 1, 2016 and its revenues and income were immaterial to the Company's results of operations for the year ended December 31, 2016.

Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
February 24, 2017

(c)   Changes in Internal Control Over Financial Reporting
Other than the considerations noted in management's report, there have been no changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
For 2016, the executive officers and directors of the Company are as follows:

Name	Age	Title
John D. Johns	64	Chairman, Chief Executive Officer, and a Director
Richard J. Bielen	56	President, Chief Operating Officer, and a Director
D. Scott Adams	52	Executive Vice President and Chief Administrative Officer
Mark L. Drew	55	Executive Vice President and General Counsel
Deborah J. Long	63	Executive Vice President, Chief Legal Officer, and Secretary
Michael G. Temple	54	Executive Vice President, Finance and Risk
Carl S. Thigpen	60	Executive Vice President and Chief Investment Officer
Steven G. Walker	57	Executive Vice President, Chief Financial Officer, and Controller
Shinichi Aizawa	56	Director
Vanessa Leonard	56	Director
John J. McMahon, Jr.	74	Director
Ungyong Shu	54	Director
Jesse J. Spikes	66	Director
William A. Terry	59	Director
Shigeo Tsuyuki	62	Director
W. Michael Warren, Jr.	69	Director
All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers are related to any director of the Company or to any other executive officer.
Mr. Johns has been Chairman of the Board of the Company since January 2003 and Chief Executive Officer of the Company since December 2001. He has been a director of the Company since May 1997. From August 1996 to January 2016, Mr. Johns also served as President of the Company. Mr. Johns has been employed by the Company and its subsidiaries since 1993.
Mr. Bielen has been President and Chief Operating Officer of the Company since January 2016. From June 2007 to January 2016, Mr. Bielen served as Vice Chairman and Chief Financial Officer of the Company. From August 2006 to June 2007, Mr. Bielen served as Executive Vice President, Chief Investment Officer, and Treasurer of the Company. Mr. Bielen became a director of the Company on February 1, 2015. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.
Mr. Adams has been Executive Vice President and Chief Administrative Officer of the Company since January 2016. From April 2006 to January 2016, Mr. Adams served as Senior Vice President and Chief Human Resources Officer of the Company.
Mr. Drew has been Executive Vice President and General Counsel of the Company since August 2016. From 2006 to August 2016, Mr. Drew served as Managing Shareholder of Maynard, Cooper & Gale, P.C., a Birmingham, Alabama-based law firm, where Mr. Drew worked from 1988 until July 2016.
Ms. Long has been Executive Vice President, Chief Legal Officer, and Secretary of the Company since August 2016. From January 2016 to August 2016, Ms. Long served as Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of the Company. From March 2007 to August 2016, Ms. Long served as Executive Vice President, General Counsel, and Secretary of the Company. Ms. Long has been employed by the Company and its subsidiaries since 1994.
Mr. Temple has been Executive Vice President, Finance and Risk of the Company since November 2016. From January 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of the Company. From December 2012 to January 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of the Company. Prior to joining the Company, Mr. Temple served as Senior Vice President and Chief Risk Officer at Unum Group, an insurance company in Chattanooga, Tennessee.
Mr. Thigpen has been Executive Vice President and Chief Investment Officer of the Company since June 2007. From January 2002 to June 2007, Mr. Thigpen served as Senior Vice President and Chief Mortgage and Real Estate Officer of the Company. Mr. Thigpen has been employed by the Company and its subsidiaries since 1984.
Mr. Walker has been Executive Vice President, Chief Financial Officer, and Controller of the Company since January 2016. From March 2004 to January 2016, Mr. Walker served as Senior Vice President, Chief Accounting Officer, and Controller of the Company. Mr. Walker has been employed by the Company and its subsidiaries since 2002.

Certain of these executive officers also serve as executive officers and/or directors of various of the Company’s subsidiaries.
Qualification of Directors
The Company’s Board consists of 10 directors. The following summarizes some of the key experiences, qualifications, education, and other attributes of the current directors:
Shinichi Aizawa.    Mr. Aizawa joined Dai-ichi Mutual Life Insurance Company (currently named The Dai-ichi Life Holdings, Inc.) in 1983 and has had various roles at Dai-ichi Life, including General Manager of the Investment Affiliated Enterprise Department, Staff General Manager of the Investment Planning Department, General Manager of the Investment Planning Department, Staff General Manager of the International Business Management Department, and Executive Vice President of Asset Management One Co., Ltd (formerly named DIAM Co., Ltd.) Mr. Aizawa has been an executive officer of Dai-ichi Life since April 2010. In April 2013, Mr. Aizawa began serving as the General Manager of the International Business Management Department. In May 2013, Mr. Aizawa began serving as the Non-Executive Director of TAL (Australia). Mr. Aizawa also served as a Commissioner of Panin Dai-ichi Life (Indonesia) and was a member of the Members’ Council of Dai-ichi Life Vietnam. Mr. Aizawa received a Bachelor of Laws degree from Waseda University in Tokyo, Japan. Mr. Aizawa became a Director for the Company in 2015. We believe that Mr. Aizawa’s background in business, including his experience and service in investment and overseas business areas and investment planning knowledge, are valuable to us and our Board of Directors.
Richard J. Bielen.    Mr. Bielen joined the Company in July 1991 as Vice President. In June 1996, Mr. Bielen became Senior Vice President of the Company; in January 2002, he became Chief Investment Officer and Treasurer of the Company; in August 2006, he became Executive Vice President of the Company; in June 2007 he became Vice Chairman and Chief Financial Officer of the Company; and in January 2016, he became President and Chief Operating Officer of the Company. Before joining Protective, Mr. Bielen was Senior Vice President of Oppenheimer & Company. Prior to joining Oppenheimer, Mr. Bielen was a Senior Accountant with Arthur Andersen and Company. Mr. Bielen is on the Board of Directors of Infinity Property and Casualty Corporation. Mr. Bielen serves on the Board of Directors of the United Way of Central Alabama, the Alabama Trust Fund, and Children’s of Alabama. Mr. Bielen is a former Director of the McWane Science Center. Mr. Bielen received his undergraduate degree and Masters of Business Administration from New York University. Mr. Bielen became a Director for the Company in 2015. We believe that Mr. Bielen’s background in business; his skills and experience as a senior executive of the Company and Oppenheimer and as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry, along with his long-standing knowledge of the Company and his seasoned business judgment, are valuable to us and our Board of Directors.
John D. Johns.    Mr. Johns joined Protective in October 1993 as Executive Vice President and Chief Financial Officer. In August 1996, Mr. Johns became President and Chief Operating Officer; in January 2002, he became President and Chief Executive Officer; in January 2003, he became Chairman, President and Chief Executive Officer; and as of January 2016, he serves the Company as its Chairman and Chief Executive Officer. Before joining Protective, Mr. Johns was Executive Vice President and General Counsel of Sonat Inc. Prior to joining Sonat, Mr. Johns was an attorney in private practice, focusing on commercial and financing transactions and the financial services industry. Mr. Johns is on the Boards of Directors of Regions Financial Corporation, Genuine Parts Company, Southern Company, and the UAB Health System. He is a Trustee of the Altamont School. He is on the executive committee of the American Council of Life Insurers and served as Chairman from 2013-2014. He is a member of the Financial Services Roundtable. He also serves on the Board of Trustees of The University of Alabama System. He is a director of the Economic Development Partnership of Alabama and the Coalition for Regional Transportation. He has previously served in a leadership role for the Birmingham Civil Rights Institute, other financial services industry associations, and civic and educational organizations. He was inducted into the Alabama Academy of Honor in 2013. Mr. Johns received an undergraduate degree from the University of Alabama and a Master of Business Administration and a Juris Doctorate from Harvard University. Mr. Johns became a Director for the Company in 1997. We believe that Mr. Johns’ background in the practice of law; his skills and experience as a senior executive of the Company and Sonat; his experience as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry; his long-standing knowledge of the Company; and his seasoned business judgment are valuable to our Board of Directors.
Vanessa Leonard.    Ms. Leonard is a practicing attorney and is a Principal at Leonard Mitchell Consulting. She provides consulting services for not-for-profit organizations, primarily in the areas of management, legal, and organizational behavior. She was previously a senior consultant and manager with KPMG, Higher Education Consulting, Southeast Market in Washington, D.C. and Atlanta, Georgia and a financial analyst for Emory University in Atlanta, Georgia. In her consulting and analyst roles, Ms. Leonard focused on management accounting matters (primarily governmental compliance and indirect cost accounting) for higher education institutions. Ms. Leonard is a member of the Board of Trustees of the University of Alabama, where she is Chairman of its Academic Affairs, Student Affairs and Planning Committee and serves on its Physical Properties, Compensation and Investment Committees. Ms. Leonard is also a member of the Health Care Authority for Baptist Health Board and UAB Education Foundation Board. Ms. Leonard also serves on the Strategic Planning Committee of the Coosa County Chamber of Commerce. Ms. Leonard served on the Governor’s Task Force to Strengthen Alabama’s Families and previously served on the Board of the United Way for the Lake Martin Area in Alabama. Ms. Leonard received an undergraduate degree in Health Care Management from the University of Alabama, a Master of Business Administration from the University of Mississippi, and a Juris Doctorate from the University of Alabama School of Law. Ms. Leonard became a Director for the Company in 2004. We believe that Ms. Leonard’s experience as an attorney; her management accounting experience and skills in the field of accounting and compliance with complicated regulations for large, complex organizations; and her leadership roles in civic and not-for-profit organizations are valuable to our Board of Directors.
John J. McMahon, Jr.    Mr. McMahon is Chairman of Ligon Industries, LLC. Previously, Mr. McMahon was a lawyer in private practice in Birmingham, Alabama, before spending twenty-five years with McWane, Inc., a privately held manufacturing company with international operations having over twenty plants and over one billion dollars in sales. During his career at

McWane, Inc., Mr. McMahon held numerous management positions, including President and Chairman of the Board, and negotiated over twenty-five acquisitions ranging from publicly held companies to small privately held companies. Mr. McMahon serves or has served on the Boards of Directors of publicly and privately held companies, including ProAssurance Corporation, National Bank of Commerce, Alabama National Bancorporation, John H. Harland Company, and Cooper/T. Smith Company. He was on the Board of Trustees of Birmingham-Southern College. He has also been a Director or Trustee of the Birmingham Airport Authority and the University of Alabama System. Mr. McMahon received his undergraduate degree from Birmingham-Southern College and a Juris Doctorate from the University of Alabama School of Law. Mr. McMahon became a Director for the Company in 1987. We believe that Mr. McMahon’s background as a lawyer in private practice; his skills and his long experience as a senior executive of McWane and Ligon Industries; his experience as a leader in other business, civic, educational, and not-for-profit organizations; his long-standing knowledge of the financial services industry; and his seasoned business judgment are valuable to our Board of Directors.
Ungyong Shu.    Mr. Shu is the President and Chief Executive Officer of Core Value Management Company, Limited, an advisory firm that he established in 2013. Mr. Shu worked in various positions for J.P. Morgan Securities Japan, Limited from 1986 to 2007. These positions included Mergers and Acquisitions Analyst, Corporate Finance Associate, Vice President of Investment Banking, head of Japan Financial Institutions Group, Managing Director, Co-Chief Operating Officer of Japan Investment Banking, and Senior Investor Client Management. Mr. Shu worked in various positions for Merrill Lynch Japan Securities Limited from 2007 to 2012. These positions included Chairman of Japan Financial Institutions Group, Co-Head of Asia Financial Institutions Group, Co-Head of Japan Investment Banking, and Vice Chairman. Mr. Shu graduated from Hitotsubashi University in Japan, where he majored in laws. Mr. Shu became a Director for the Company in 2015. We believe that Mr. Shu’s background in business, including his experience and service in investment banking, his legal training, and strategic and financial planning knowledge, are valuable to us and our Board of Directors.
Jesse J. Spikes.    Mr. Spikes is Senior Counsel with the Atlanta based law firm, Dentons US, LLP specializing in corporate law. Mr. Spikes also works with businesses in the areas of advertising, marketing, and sports law, including the negotiation of endorsements and the preparation of chance promotions and licensing agreements. Mr. Spikes has practiced law for more than thirty-five years. He joined one of Dentons’ legacy firms in 1986, became a partner in 1989, and became senior counsel in 2010. Mr. Spikes previously served as General Counsel of Atlanta Life Insurance Company and legal advisor for Al Bahrain Arab African Bank. Mr. Spikes has previously served as a director of publicly and privately held companies. Mr. Spikes serves on the Board of Trustees for Hughes Spalding Children’s Hospital. He has also served in leadership roles with Boy Scouts of America. Mr. Spikes received his undergraduate degree in English from Dartmouth College, his undergraduate degree in Philosophy and Politics from University College at Oxford University, and his Juris Doctorate from Harvard University. Mr. Spikes became a Director for the Company in 2011. We believe that Mr. Spikes’ skills and experience as an attorney whose practice concentrated in areas of corporate and insurance law, with particular emphasis on corporate governance and compliance, internal investigations and audits, special board committee representations, corporate finance and mergers and acquisitions, and his experience as a leader in other business and civic organizations are valuable to our Board of Directors.
William A. Terry.    Mr. Terry is Chairman and one of the founders of Highland Associates, Inc., an investment advisory firm that advises on approximately twenty billion dollars of assets (as of December 2016) for not-for-profit health care organizations, foundations, endowments, and select individuals. He is also a member of Highland Strategies, LLC. Before starting Highland Associates in 1987, Mr. Terry worked in the Investment Management Consulting Group of Interstate/Johnson Lane Corporation. Mr. Terry previously served as a member of the Executive Committee and President for the Mountain Brook City Schools Foundation and Chairman of the Executive Board of the Greater Alabama Council of Boy Scouts of America. Mr. Terry received an undergraduate degree from Davidson College and is a CFA charter holder. Mr. Terry became a Director for the Company in 2004. We believe that Mr. Terry’s skills and experience at Highland Associates in the field of investments and as a leader of the firm; his experience as a leader in civic, educational, and not-for-profit organizations; and his seasoned business judgment are valuable to our Board of Directors.
Shigeo Tsuyuki.    Mr. Tsuyuki joined Dai-ichi Mutual Life Insurance Company (currently named The Dai-ichi Life Holdings, Inc.) in 1977 and has had various roles at Dai-ichi Life, including Director, General Manager of the Investment Planning Department, General Manager of the Investment Affiliated Enterprises Department, Chief General Manager of Investment Planning, Managing Executive Officer, General Manager of the International Business Management Department, and Senior Managing Executive Officer. Mr. Tsuyuki currently serves as the Representative Director, Deputy President, and the head of international operations which include Australia, Vietnam, India, Indonesia and Thailand as well as the further development of new business opportunities. Mr. Tsuyuki also serves as the Non-Executive Director of Star Union Dai-ichi Life Insurance (India) and Corporate Auditor of Toyo Warf & Warehouse Co Ltd. Mr. Tsuyuki earned a Bachelor of Laws from Keio University in Tokyo, Japan. Mr. Tsuyuki became a Director for the Company in 2015. We believe that Mr. Tsuyuki’s background in investments, asset management, and international and wholesale business is valuable to us and our Board of Directors.
W. Michael Warren, Jr.    Mr. Warren is President and Chief Executive Officer of Children’s of Alabama, an independent, not-for-profit, free-standing pediatric healthcare center. Prior to joining Children’s in January 2008, Mr. Warren was Chairman and Chief Executive Officer of Energen Corporation and its two primary subsidiaries, Alagasco and Energen Resources. Mr. Warren became President of Alagasco in 1984 and held a number of increasingly important positions with Energen before being named President and Chief Executive Officer in February 1997 and Chairman in January 1998. Mr. Warren was a lawyer in private practice in Birmingham, Alabama, before joining Alabama Gas in 1983. Mr. Warren served on the Board of Directors of Energen Corporation until his term expired in April 2010. Mr. Warren has served as Chairman of the Board of Directors of the Business Council of Alabama, the United Way, and Children’s of Alabama. He also has been Chairman of the Metropolitan Development Board, the Alabama Symphony Board of Directors, and the American Heart Association Board of Directors. He has chaired the general campaign of the United Way for Central Alabama and the United Negro College Fund. Mr. Warren received an undergraduate degree from Auburn University and a Juris Doctorate from Duke University. Mr. Warren became a Director for the Company in 2001. We believe that Mr. Warren’s background as an attorney; his skills and long experience as Chairman and CEO of a highly-

regulated publicly-held utility; his continuing experience as President and CEO of Children’s of Alabama; his experience as a leader in other business, civic, and not-for-profit organizations; and his seasoned business judgment are valuable to our Board of Directors.
Audit Committee
The Board has a separately designated standing audit committee. Its members are Vanessa Leonard, William A. Terry and W. Michael Warren, Jr.
Our Board has determined that William A. Terry, a member of our Audit Committee, is an audit committee financial expert under the rules of the SEC and is independent under applicable SEC standards. While Mr. Terry possesses the attributes of an audit committee financial expert (as defined under the SEC rules), he is not and has never been an accountant or auditor, and this financial expert designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations, and liabilities imposed by being a member of the Audit Committee or the Board.
Code of Ethics
The Company has adopted a Code of Business Conduct, which applies to all directors, officers, and employees of the Company. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers (including the Chief Financial Officer and the Chief Accounting Officer) of the Company. The Code of Business Conduct is available on the Company’s website (www.protective.com).
In the event the Company amends or waives any of the provisions of the Code of Business Conduct applicable to our principal executive officer or principal financial officer that relate to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the 1934 Act, the Company intends to disclose these actions on the Company’s website.

Item 11.    Executive Compensation
Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to Protective Life Corporation.
Compensation Discussion and Analysis
In this section, we describe the material components of our executive compensation program for our named executive officers in 2016, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained herein:
Named Executive Officers for 2016

•	John D. Johns, our Chairman and Chief Executive Officer;

•	Richard J. Bielen, our President and Chief Operating Officer;

•	Steven G. Walker, our Executive Vice President, Chief Financial Officer and Controller;

•	Deborah J. Long, our Executive Vice President, Chief Legal Officer and Secretary;

•	Michael G. Temple, our Executive Vice President, Finance and Risk; and

•	Carl S. Thigpen, our Executive Vice President and Chief Investment Officer.
Our Compensation Philosophy
The objectives of our executive compensation program are to: 1) attract and retain the most qualified executives; 2) reward them for achieving high levels of performance; and 3) align executive and parent company interests.
Background of Compensation Program
In 2015, the Company consummated an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, “Dai-ichi Life”), and the Company’s stock ceased to be publicly traded. The Compensation Discussion and Analysis and the related tables and disclosures that follow provide details regarding our 2016 compensation programs, which were originally structured upon the Merger in 2015 to reflect the fact that we no longer have a publicly traded class of stock to use in our compensation programs.
As a result of the Merger, we adopted new long-term incentive and annual incentive programs in 2015. In addition, in anticipation of the Merger, the named executive officers, as well as many other of the Company’s key officers, entered into Employment Agreements with the Company (the “Employment Agreements”), which provide for, among other things, minimum compensation and benefits that each named executive officer will be entitled to receive for his or her continuing services to the Company. Many of the Employment Agreements between the Company and our officers were amended to reflect new minimum annual incentive amounts to account for annual incentives paid in March 2015 due to the occurrence of the Merger in 2015. The Employment Agreements for Mr. Bielen, Mr. Temple, and Mr. Thigpen were amended in March 2015 to reflect increases in their guaranteed minimum annual incentive amounts. For more information about the Employment Agreements, please see Potential Payments upon Termination or Change of Control and the retention payments and summary of termination benefits tables presented in this Item 11.
Principles of Our Compensation Program
To meet our executive compensation objectives, we design our program to: 1) align compensation with business goals and results; 2) compete for executive talent; 3) support risk management practices; 4) take into account market and industry pay and practices; and 5) be communicated effectively, so our officers understand how compensation is linked to performance.
Compensation Committee
The Compensation and Management Succession Committee of our Board of Directors (“Compensation Committee”), which consists of three independent directors, oversees the compensation program for our officers. During 2016, the members of the Compensation Committee were John J. McMahon, Jr., Chairman, Jesse J. Spikes, and William A. Terry. In 2016, the Compensation Committee met three times.
Among its duties, the Compensation Committee is responsible for formulating compensation and related recommendations for approval by the Board, including: policies and programs applicable to the Company’s officers and key employees; the Company’s Annual Incentive Plan, including the total amount of bonuses to be paid each year under the Annual Incentive Plan and the methodology used to determine individual bonuses; the administration of the Company’s long-term incentive plan and the achievement of any applicable performance objectives; corporate goals and objectives relevant to the compensation of the CEO and evaluation of the CEO’s performance in light of these goals and objectives; base salary, Annual Incentive Plan bonus, long-term incentive compensation, and other compensation of the CEO and the other senior officers of the Company; and the performance of senior officers and senior management succession plans. The Compensation Committee’s charter, which sets out its duties and responsibilities, can be found on our website at http://investor.protective.com/corporate-governance/compensation.
The Compensation Committee has retained Willis Towers Watson, an independent compensation consultant, to help fulfill its duties. The consultant reports directly to the Compensation Committee, and the Compensation Committee may replace the consultant at any time. The Compensation Committee has reviewed the services provided by Willis Towers Watson, reviewed its independence and determined that it met the Committee’s independence requirements. The consultant gives the Compensation Committee advice about: 1) the compensation provided to officers at other companies, using proxy statement data, published survey sources, and the consultant’s proprietary data; 2) the amount and type of compensation to provide to our officers and key employees; 3) the value of long-term incentive grants; 4) the allocation of total compensation between cash and stock-based incentives; and 5) internal pay equity among key executives. Representatives of the compensation consultant attend regular Compensation Committee meetings and consult with the Chairman of the Compensation Committee (with or without management present) upon request.
Compensation Committee Interlocks and Insider Participation
During 2016, the members of our Compensation Committee were Mr. McMahon (Chairman), Mr. Spikes, and Mr. Terry. No interlocking relationship (as defined in the SEC proxy rules) existed during 2016 between any of these individuals and any of our executive officers.
Compensation Peer Group
For 2016, the compensation consultant focused on the pay practices of a peer group of 14 life insurance and financial services companies that are similar to us in size and business mix and that represent a possible source of officer and key employee talent. The Compensation Committee selects the companies in this compensation peer group taking into account the recommendations of the consultant and our management. The consultant also provides a summary of compensation survey data for other companies to give the Compensation Committee additional information for comparison purposes.
The compensation peer group for the 2016 compensation cycle included:

•	Aflac Incorporated

•	Ameriprise Financial, Inc.

•	Assurant, Inc.

•	CNO Financial Group, Inc.

•	FBL Financial Group, Inc.

•	Genworth Financial, Inc.

•	Lincoln National Corporation

•	Primerica, Inc.

•	Principal Financial Group, Inc.

•	Reinsurance Group of America, Inc.

•	StanCorp Financial Group, Inc.

•	Torchmark Corporation

•	Unum Group

•	XL Group Ltd.
Our compensation consultant, along with our Compensation Committee and our management, consider the composition of the peer group annually. We believe that the peer group has the appropriate mix of companies and that it provides the appropriate means of comparing our compensation programs and performance to that of key competitors.
Pay for Performance
The Compensation Committee is committed to tying executive compensation to Company performance. To evaluate its implementation of this pay for performance philosophy, the Compensation Committee members consider a wide range of information (including information they receive both as Compensation Committee members and as Board members), including: 1) our deployment of capital for acquisitions and products; 2) our adjusted operating earnings, the rate of growth of our adjusted operating earnings, and the degree of difficulty in achieving our earnings goals; 3) our financial strength (as measured by our statutory capital, risk-based capital (“RBC”), and rating agency ratings); 4) our budgets, expense management, and budget variances; and 5) pay for performance analyses prepared by the compensation consultant.
The Compensation Committee does not place a particular weighting on any of these factors, but instead considers the information as a whole. Based on this ongoing review, the Compensation Committee believes that our compensation program provides a strong link between Company performance and the compensation of our officers.
Components of Our 2016 Compensation Program
The key components of our executive compensation program are: 1) base salaries; 2) annual cash incentive awards; 3) long-term incentives; and 4) retirement and deferred compensation plans.
The Compensation Committee considers each component (separately and with the others) for our senior officers. The Compensation Committee targets the total annual compensation package to be at the median of the compensation peer group. As part of this review, the Compensation Committee considers the total “mix” of the base salary, annual cash incentive and long-term compensation delivered to our senior officers, and compares that compensation mix to the compensation mix of comparable officers at other companies. The annual incentive and long-term incentive components of the program are designed so above-average company performance will result in above-median total compensation, and below-average company performance will result in below-median total compensation. The Compensation Committee does not have formal policies regarding these factors, but tries to make our practices generally consistent with the practices of the peer group.
The compensation consultant recommends a compensation package for our Chief Executive Officer. Our Human Resources Department provides the Compensation Committee with additional information about our officers and our compensation arrangements. Our Chief Executive Officer recommends compensation packages for our senior officers; however, he does not provide recommendations about his own compensation.
As previously disclosed, effective upon the Merger, the named executive officers, as well as many other key officers, entered into Employment Agreements with the Company. The Employment Agreements provide, among other things, the minimum compensation and benefits that each named executive officer will be entitled to receive for their continuing services (including minimum base salaries; minimum annual bonus amounts; target long-term incentive compensation opportunities and the terms and conditions thereof (including normal and early retirement provisions); and retention payments). For more information about the Employment Agreements, see Potential Payments upon Termination or Change of Control.
Base Salaries
Base salary is the primary fixed portion of executive pay. It compensates individuals for performing their day-to-day duties and responsibilities and provides them with a level of income certainty. Salary adjustments have historically been made in late February/early March and have been effective March 1 of that year. In making its base salary recommendations to the Board, the Compensation Committee considers the responsibilities of the job, individual performance, the relative value of a position, experience, comparisons to salaries for similar positions in other companies, and internal pay equity. For the Chief Executive Officer, the Compensation Committee also considers Company performance. No particular weighting is given to any of these factors. Minimum base salaries for the named executive officers were established by their Employment Agreements with the Company. The 2016 salaries, as determined by the Committee, for the named executive officers were greater than the minimum base salaries established by their Employment Agreements.
The Compensation Committee reviewed the performance and base salaries of the named executive officers at its February 2016 meeting. At the recommendation of the Compensation Committee, the Board approved the following annual base salaries (and the related percentage increases from the previously-effective base salaries), effective March 1, 2016: 1) Johns, $1,000,000 (0.0%); 2) Bielen, $600,000 (9.1%); 3) Walker, $385,000 (10.0%); 4) Long, $480,000 (3.2%); 5) Temple, $425,000 (6.3%); and 6) Thigpen, $505,000 (3.1%).
Annual Cash Incentive Awards
Officers and key employees are eligible for annual cash incentive opportunities under our Annual Incentive Plan (“AIP”). The AIP’s purpose is to attract, retain, motivate, and reward qualified officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to the Company’s performance. As previously disclosed, annual incentive payments for the named executive officers are subject to specified minimum amounts as established pursuant to Employment Agreements entered into with each of the named executive officers in connection with the Merger. In February 2016, the Board approved the terms of the 2016 annual incentive opportunities for named executive officers.
The Compensation Committee recommends to the Board for its approval the AIP target incentive opportunities and performance objectives for our named executive officers for the current year. Historically, in recommending these target opportunities, the Compensation Committee has considered the responsibilities of the job, individual performance, the relative value of a position, comparisons to annual incentive opportunities for similar positions in other companies, and internal pay equity. No particular weight is given to any of these factors.
Subject to the guaranteed payments specified in the Employment Agreement, payment of AIP incentives is based on achievement of one or more performance goals. For 2016, the Board of Directors established these performance goals (weighted as shown in the table) for the named executive officers:

Goal (in millions, except percentages)	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
After-tax Adjusted Operating Income (60%)	$300	$350	$400
Value of New Business (30%)	$70	$80	$90
Expense Management (10%)	$486	$472	$458
RBC below 375% (Negative modifier (20%))	375%	375%	375%
After-tax adjusted operating income, measured from January through December 2016, is derived from pre-tax adjusted operating income with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Pre-tax adjusted operating income is calculated by adjusting “income before income tax” by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.
Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income at the statutory federal income tax rate of thirty-five percent. Income tax expense or benefits allocated to after-tax adjusted operating income can vary period to period based on changes in the Company’s effective income tax rate.
Value of new business is measured as the expected value of new policies written from January through December 2016. The value of new business includes income expected to be realized in both the current year and future years. For purposes of the value of new business goal, the variable annuity business measurement is based on a market consistent embedded value analysis. All other business is measured as present value of expected future earnings from new sales above the 6.5% assumed cost of capital.
The expense management performance goal provides management with an incentive to prudently manage operating expenses and to maintain efficient operations. The expense management performance goal is measured from January through December 2016 and is defined as other operating expenses before the effect of policy acquisition cost deferrals, excluding interest expense, the effects of reinsurance, certain performance incentives, agent commissions, certain non-deferred selling costs, certain expenses associated with acquisition-related activity, expenses incurred as part of long-term expense reduction initiatives, certain legal costs, certain regulatory fees or other expenses imposed on the Company, and management fees paid to the Company’s parent, a subsidiary of Dai-ichi Life (collectively, the "parent"). In addition, certain expense items are considered variable and are therefore adjusted based on variations in new business volumes.
RBC is the company action level “risk based capital” percentage of Protective Life Insurance Company (“PLICO”) as of December 31, 2016, determined as set forth in the applicable instructions established by the National Association of Insurance Commissioners (“NAIC”) and filed with the state of Tennessee, and based on statutory accounting principles. RBC is intended to be a limit on the amount of risk the Company can take, and it requires a company with a higher amount of risk to hold a higher amount of capital. The Board determined that the overall results achieved in adjusted operating earnings, expense management, and capital deployment goals would be reduced by 20% if RBC was less than 375% on December 31, 2016. For a further discussion of RBC, see Note 24, Statutory Reporting Practices and Other Regulatory Matters to the audited financial statements included in the Annual Report on Form 10-K.
The amount payable based on each of the above-described performance objectives can range from 50% (for performance at or below threshold levels) to 200% (for performance at or above maximum) of the portion of target award related to such performance objective. At the threshold level of performance, fifty percent (50%) of the allocable portion of the target award will be payable, with 100% payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount payable will be determined by mathematical interpolation. The Compensation Committee recommends to the Board of Directors for its determination the achievement of the performance objectives for the incentive opportunities granted to the named executive officers in the previous year. For other officers and managers, the Compensation Committee reviews the total incentive opportunities and the methods used to determine individual payments. The Compensation Committee may decrease (but not increase) the incentive paid to a named executive officer, even if the incentive’s performance objectives were achieved. However, as previously noted, annual incentive payments for the named executive officers and other key officers are subject to specified minimum amounts as established pursuant to Employment Agreements effective as of February 1, 2015 and as amended effective March 1, 2015.
At its February 21, 2017 meeting, the Board determined that, in respect to 2016 performance: 1) our after-tax adjusted operating income was $334.1 million; 2) our value of new business was $89.5 million; 3) our expense management amount was $452.1 million; and 4) our RBC was above 600%. This performance level would result in payout amounts below the guaranteed minimum payouts under the Employment Agreements for the named executive officers; therefore each of the named executive officers received his or her guaranteed minimum payout under the Annual Incentive Plan, as shown in the bonus column of the "Summary Compensation Table.”
Long-Term Incentive Awards
Through 2014, the Compensation Committee implemented long-term incentives through grants under our Long-Term Incentive Plan (“LTIP”). In 2015, the Board approved a new program that established a formula equity value for the Company under which our named executive officers receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. In February 2015, the Compensation Committee granted long-term incentive awards to the named executive officers under the new program, the details of which were disclosed in the Company’s Form 10-K for the year ended December 31, 2015. Those awards have the potential to vest and become payable beginning in 2017 and 2018.
In February 2016, the Compensation Committee and the Board determined the total value of the additional long-term incentives to be granted to each officer for 2016 to 2019. The Compensation Committee considered a named executive officer’s responsibilities, performance, previous long-term incentive awards, the amount of long-term incentives provided to officers in similar positions at our peer companies, and internal compensation equity when making the award for a given year. No particular weight was given to any of these factors. As previously disclosed, the Employment Agreements establish initial target awards under the Company’s long-term incentive plan subject to annual review for increase (but not decrease) consistent with past practice. Pursuant to the Employment Agreements, the performance metrics and weightings under the long-term incentive program are established by the Board, the parent, and the Company’s CEO.

The Compensation Committee considered a number of factors when it made LTIP awards in 2016, including maintaining the appropriate balance between performance-based and retention-based incentives and information provided by the compensation consultant comparing the value of our long-term incentive awards to named executive officers to the value provided by our compensation peer group.
The 2016 long-term incentive opportunities for the named executive officers are comprised of three separate awards:

1.
Phantom performance units are generally designed to vest based on the achievement of two objectives - cumulative after-tax adjusted operating income (“Operating Income Objective”) and average return on equity (“ROE Objective”) - over the period 2016-2018 and generally subject to the named executive officer’s continued employment until the applicable payment date of the earned award;

2.
Phantom restricted units are generally designed to vest in two approximately equal installments on each of December 31, 2018 and December 31, 2019, generally subject to the named executive officer’s continued employment until such respective dates; and

3.
A dollar denominated award that is generally designed to vest in December 2018 based on the named executive officer’s continued employment, the value of which will be adjusted to reflect the change in the value of Dai-ichi Life’s common stock over the measurement period stated below.

The number of units subject to each phantom performance unit award is determined by dividing 60% of each named executive officer’s target long-term incentive opportunity by an amount equal to 90% of the Company’s applicable tangible book value per unit as of January 1, 2016. The number of phantom restricted units subject to each phantom restricted unit award is determined by dividing 30% of each named executive officer’s target long-term incentive opportunity by an amount equal to the Company’s applicable tangible book value per unit as of January 1, 2016. One-half of the units subject to each phantom performance unit award will be subject to achieving the ROE Objective and one-half will be subject to achieving the Operating Income Objective. The amount payable in respect of each unit can range from 0% (for performance against the applicable objective below the threshold level) to 200% (for performance at or above maximum). One hundred percent (100%) of the award will be payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount will be determined by mathematical interpolation.
Specifically, payment with respect to the ROE Objective will be based on the following schedule:

Average Return on Equity	Percentage of Performance Units Earned
Less than 5.7%	—%
6.2%	100%
6.7% or more	200%
There will be straight-line interpolation between Average Return on Equity between 5.7% and 6.2% to determine the exact percentage to be paid between 0% and 100%; and between 6.2% and 6.7% to determine the exact percentage to be paid between 100% and 200%. Payment with respect to the Operating Income Objective will be based on the following schedule:

Cumulative After-tax Adjusted Operating Earnings (Dollars In Millions)	Percentage of Performance Units Earned
Less than $1,056	—%
$1,145	100%
$1,234 or more	200%
There will be straight-line interpolation between cumulative after-tax adjusted operating earnings between $1,056,000,000 and $1,145,000,000 to determine the exact percentage to be paid between 0% and 100%; and between $1,145,000,000 and $1,234,000,000 to determine the exact percentage to be paid between 100% and 200%.
The performance unit awards and restricted unit awards generally will be forfeited if the named executive officer’s employment terminates prior to the date of payment, in the case of the performance unit award, or the date of vesting, in the case of the restricted unit award. However, a named executive officer whose employment terminates earlier due to death, disability or retirement will receive a pro-rated portion, based on service through the date of termination, of the performance unit award that would otherwise be payable (or such greater amount as the Compensation Committee may determine in its discretion). A named executive officer who terminates employment due to death, disability, or retirement at or after normal retirement age, or who is terminated by the Company without cause, will be fully vested in his or her restricted unit award. A named executive officer who terminates employment due to retirement at an early retirement date will receive at least a pro-rated portion of the restricted unit award (or such greater amount as the Compensation Committee may determine in its discretion).
The initial cash value of the parent stock-based award is equal to 10% of the target long-term incentive award opportunity for each named executive officer. At vesting, the amount payable in respect of such parent stock-based award shall be such initial value multiplied by the percentage change in the value of the common stock of Dai-ichi Life, whether such value has increased or decreased, over the period from February 1, 2016 to December 31, 2018, as measured based on the average value of such common stock in February 2016 and December 2018, respectively. Payment of the award will generally be contingent upon the officer’s being employed on the date of payment, except that a named executive officer whose employment terminates due to death, disability, or retirement at or after normal retirement age, or who is terminated by the Company without cause, will fully vest in such award. A named executive officer who retires prior to the date such officer is eligible for retirement will vest in at least a pro-rated portion of the parent stock-based award (based on service completed through the date of termination).
The Grants of Plan-Based Awards Table has more information about these awards.
Executive Stock Ownership
Given that the Company’s stock has not been publicly traded since the Merger in 2015, the Company’s named executive officers are no longer subject to stock ownership guidelines.
Retirement and Deferred Compensation Plans
We believe it is important to provide our employees, including our named executive officers, with the opportunity to accumulate retirement savings. All similarly-situated employees earn benefits under our qualified pension plan using the same formula. Benefits under our qualified pension plan are limited by the Internal Revenue Code. We believe that we should provide retirement savings without imposing the restrictions on benefits contained in the Internal Revenue Code that would otherwise limit our employees’ retirement security. Therefore, like many large companies, we have implemented a nonqualified excess benefit pension plan ("excess pension plan") that makes up the difference between: 1) the benefit determined under the tax qualified plan formula, without applying these limits; and 2) the benefit actually payable under the tax qualified plan, taking these limits into account. All of the named executive officers, except for Mr. Johns, participate in the excess pension plan.
In addition, we provide a nonqualified deferred compensation plan for named executive officers and other key officers. Eligible officers may defer: 1) up to 75% of their base salary; 2) up to 85% of any AIP incentive; and/or 3) up to 94% of the amounts payable when performance units, restricted units, or parent stock-based awards are earned (for the restricted units and parent stock-based awards, subject to reduction if eligible for early retirement). Officers may also defer up to 85% of their retention bonus installments.
For more information about these plans, see the All Other Compensation Table, Post-Employment Benefits, and Nonqualified Deferred Compensation.
Perquisites and Other Benefits
The Company has other programs that help us attract and retain key talent and enhance their productivity. In 2016, we provided modest perquisites to our named executive officers, including a financial and tax planning program for certain senior officers and dining club memberships for Mr. Johns, Mr. Bielen and Mr. Thigpen. We reimburse the officers for business-related meals in accordance with our regular policies. They pay for all personal meals.
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
Under this program, we do not operate any aircraft, own a hanger, or employ pilots. Instead, we have purchased a fractional interest in each of four aircraft. We pay a fixed fee per aircraft, plus a variable charge for hours actually flown, in exchange for the right to use the four aircraft for an aggregate of approximately 400 hours per year. Our directors, officers, and employees use these aircraft for selected business trips. All travel under the program must be approved by our Chief Executive Officer. Whether a particular trip will be made on a Company aircraft or on a commercial flight depends, in general, upon the availability of commercial air service at the destination, the schedule and cost of the commercial air travel, the number of employees who are making the trip, the expected travel time, and the need for flexible travel arrangements.
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
Spousal Travel Policy
If an employee’s spouse travels with the employee on Company business, we reimburse the employee for the associated travel expenses if the spouse’s presence on the trip is deemed necessary or appropriate for the purpose of the trip. The Company does not provide the named executive officers with tax reimbursement payments with respect to these reimbursed expenses.
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

Clawback Policy
Under the federal securities laws, if we have to prepare an accounting restatement due to our material noncompliance due to misconduct with the United States Securities and Exchange Commission (the “SEC”) financial reporting requirements, then our Chief Executive Officer and Chief Financial Officer would have to reimburse us for: 1) any bonus or other incentive or equity-based compensation they received during the twelve-month period after we first issue or file the financial document that reflects the restatement; and 2) any profits they realized from the sale of our stock during the twelve-month period.
Risk Assessment
Based on its review of the Company’s compensation policies as described in the Compensation Discussion and Analysis, the Compensation Committee concluded that our compensation program in 2016: 1) provided the appropriate level of compensation to our senior officers; 2) was properly designed to link compensation and performance; and 3) did not encourage our officers or employees to take unnecessary and excessive risks or to manipulate earnings or other financial measures.
COMPENSATION COMMITTEE REPORT
The Compensation and Management Succession Committee reviewed and discussed the Compensation Disclosure and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this annual report.
COMPENSATION AND MANAGEMENT
SUCCESSION COMMITTEE
John J. McMahon, Jr., Chairman
Jesse J. Spikes
William A. Terry

Summary Compensation Table
This table has information about the compensation of the executives named below.

Summary Compensation Table
Name and principal position with the Company (a)	Year (b)	Salary ($) (c)	Bonus(1) ($) (d)	Stock awards(2)(3)(4) ($) (e)	Non equity incentive plan compensation ($) (g)	Change in pension value & nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total Compensation ($) (j)
John D. Johns	2016	$1,000,000	$2,223,000	$—	$—	$2,264,908	$896,668	$6,384,576
Chairman & Chief Executive Officer (principal executive officer)	2015	$995,833	$2,223,000	$—	$208,000	$2,467,337	$167,491	$6,061,661
	2014	$970,833	$—	$4,217,031	$2,205,500	$3,243,077	$554,044	$11,190,485
Richard J. Bielen	2016	$591,667	$2,540,881	$—	$—	$868,418	$179,510	$4,180,476
President & Chief Operating Officer	2015	$545,833	$2,540,881	$—	$115,000	$1,186,527	$60,815	$4,449,056
	2014	$520,833	$—	$1,220,313	$913,500	$1,146,978	$69,822	$3,871,446
Steven G. Walker	2016	$379,167	$919,725	$—	$—	$85,164	$85,067	$1,469,123
Executive Vice President, Chief Financial Officer & Controller (principal financial officer)(5)
Deborah J. Long	2016	$477,500	$1,525,404	$—	$—	$633,972	$136,441	$2,773,317
Executive Vice President, Chief Legal Officer & Secretary	2015	$462,500	$1,525,404	$—	$56,200	$577,628	$55,343	$2,677,075
	2014	$447,500	$—	$581,838	$509,000	$927,222	$97,467	$2,563,027
Michael G. Temple	2016	$420,833	$1,103,870	$—	$—	$34,542	$39,116	$1,598,361
Executive Vice President, Finance and Risk	2015	$395,833	$1,103,870	$—	$62,100	$33,628	$958,945	$2,554,376
	2014	$366,666	$—	$499,453	$424,100	$46,129	$36,838	$1,373,186
Carl S. Thigpen	2016	$502,500	$2,025,300	$—	$—	$1,126,676	$146,125	$3,800,601
Executive Vice President & Chief Investment Officer	2015	$487,500	$2,025,300	$—	$76,400	$1,217,685	$50,018	$3,856,903
	2014	$471,666	$—	$805,819	$702,500	$1,325,084	$48,322	$3,353,391

(1)
These numbers for 2016 include the following amounts of guaranteed annual incentives, which will be paid in 2017 for 2016 performance: Mr. Johns, $2,223,000; Mr. Bielen, $913,500; Mr. Walker, $321,800; Ms. Long, $509,000; Mr. Temple, $424,100; and Mr. Thigpen, $702,500. These numbers also include the following amounts of retention bonus under the terms of the named executive officer's Employment Agreement, which will be paid in 2017 for 2016 service: Mr. Bielen, $1,627,381; Mr. Walker, $597,925; Ms. Long, $1,016,404; Mr. Temple, $679,770; and Mr. Thigpen, $1,322,800.

(2)
For 2014, these amounts show the fair value of awards as of the date of grant. These amounts were calculated in accordance with the proxy statement disclosure rules and Financial Accounting Standards Codification 718, Stock Compensation. The assumptions we used under ASC Topic 718 are set forth in Note 17, Stock-Based Compensation of the Notes to our Consolidated Financial Statements in this Form 10-K. In 2015, the Board approved a new program that established a formula equity value for the Company under which our named executive officers will receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. As a result, the 2015 and 2016 awards are not accounted for as stock-based compensation and are therefore not reflected in this column. The awards will be reflected in this table at the time they are paid out. The Grants of Plan-Based Awards Table has more information about the long-term incentives granted in 2016.

(3)
Upon the effective date of the Merger (February 1, 2015), each outstanding performance share earned, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of performance shares. All performance share awards were paid out at the maximum level (200%) provided in the awards due to the closing of the Merger in 2015. In addition, upon the effective date of the Merger, each then outstanding restricted stock unit, whether vested or not, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of restricted stock units.

(4)
These numbers include the following amounts, which represent the value as of the date of grant of performance shares awarded to the named executive officers, based on the probable outcome of the award’s performance conditions (assumed to be 100%): Mr. Johns, $3,043,059; Mr. Bielen, $880,479; Ms. Long, $419,644; Mr. Temple, $360,430; and Mr. Thigpen, $581,837. (If the performance conditions were achieved at the maximum level provided in the awards (200%), the value of the performance share awards as of the date of grant would be: Mr. Johns, $6,086,118; Mr. Bielen, $1,760,958; Ms. Long, $839,288; Mr. Temple, $720,860; and Mr. Thigpen, $1,163,674.) These numbers also include the following amounts, which represent the value as of the date of grant of restricted stock units awarded to the named executive officers: Mr. Johns, $1,173,972; Mr. Bielen, $339,834; Ms. Long, $162,194; Mr. Temple, $720,860; and Mr. Thigpen, $223,982.

(5)	Mr. Walker was not a named executive officer for 2014 and 2015.
Discussion of Summary Compensation Table
Column (c)-Salary.  These amounts include base salary for 2016 that the named executive officer contributed to our 401(k) plan and to our nonqualified deferred compensation plan. The Nonqualified Deferred Compensation Table has more information about 2016 participation in this plan.
Column (d)-Bonus.  For 2016, these amounts include 1) annual cash incentives guaranteed under the Employment Agreements payable in 2017 for 2016 performance and 2) retention bonuses payable in 2017 guaranteed under the terms of the Employment Agreements for 2016 service. For 2015, these amounts include 1) annual cash incentives guaranteed under the Employment Agreements payable in 2016 for 2015 performance and 2) retention bonuses payable in 2016 guaranteed under the terms of the Employment Agreements for 2015 service.

Column (e)-Stock Awards.    These values include performance share unit and restricted stock unit awards granted in 2014. In 2015, our stock ceased to be publicly traded. The 2015 and 2016 grants of performance units, restricted units and parent stock-based awards, which are now cash-based awards, are not reflected in the Summary Compensation Table. The 2015 and 2016 awards will be reflected in the Summary Compensation Table when they vest and are paid. The Grants of Plan-Based Awards Table has information about the 2016 performance unit, restricted unit, and parent stock-based award grants.
Column (g)-Non-equity incentive plan compensation.   For 2014, these amounts show the annual cash incentives payable in March 2015 under our Annual Incentive Plan for 2014 performance. For 2015, these amounts reflect the cash incentives payable in March 2016 for 2015 performance under our Annual Incentive Plan in excess of the amounts guaranteed under the Employment Agreements. These amounts are based on the achievement of the Company’s goals as determined by the Compensation Committee and the Board. All amounts reflected include any portion of the incentives that the named executive officer elected to contribute to our 401(k) plan or to our nonqualified deferred compensation plan. The Grants of Plan-Based Awards Table and discussion following the table have more information about the 2016 incentive opportunity.
Column (h)-Change in pension value and nonqualified deferred compensation earnings.    These amounts represent the increase or decrease in the present value of the named executive officer’s benefits under our tax qualified defined benefit pension plan and our Excess Benefit Plan. Changes in interest rates can significantly affect these numbers from year to year. For 2016, the total change in the present value of pension benefits for each named executive officer was divided between the plans as follows:

Name	Tax qualified	Nonqualified
Johns	$154,423	$2,110,485
Bielen	$123,430	$744,988
Walker	$43,338	$41,826
Long	$136,723	$497,249
Temple	$10,384	$24,158
Thigpen	$217,021	$909,655
The Pension Benefits Table has more information about each officer's participation in these plans.
All of the named executive officers have account balances in our nonqualified deferred compensation plan. The earnings on a named executive officer’s balance reflect the earnings of notional investments selected by that named executive officer. These earnings are the same as for any other investor in these investments, and we do not provide any above-market or preferential earnings rates.
The Board of Directors approved the conversion of the accrued benefit payable under the Excess Benefit Plan as of March 31, 2016 to John D. Johns into a lump sum amount. Such lump sum amount was allocated to a book entry which is treated as thought it were a pay deferral account under the Company’s nonqualified deferred compensation plan. For more information regarding this conversion, please see Nonqualified Deferred Compensation. The amounts shown in the table above reflect the increase in the Excess Benefit Plan balance prior to the transfer to the deferred compensation account.
Column (i)—All other compensation.    For 2016, these amounts include the following:

All Other Compensation Table
Name	401(k) matching	Nonqualified deferred compensation plan contributions	Financial planning program	Personal Time Off Payment	Other perquisites
Johns	$10,600	$768,788	$14,894	$76,920	$25,466
Bielen	$10,600	$120,994	$—	$42,306	$5,610
Walker	$10,600	$32,358	$15,187	$26,922	$—
Long	$10,600	$73,195	$16,048	$35,768	$830
Temple	$10,600	$13,400	$15,116	$—	$—
Thigpen	$10,600	$95,076	$—	$37,691	$2,758
401(k) Matching
Our employees can contribute a portion of their salary, overtime and cash incentives to our tax qualified 401(k) plan and receive a dollar-for-dollar company matching contribution. The maximum match is 4% of the employee's eligible pay (which is subject to limits imposed by the Internal Revenue Code). The table shows the matching received by the named executive officers.

Nonqualified Deferred Compensation Plan Contributions
The table includes contributions that we made to each named executive officer's account under our nonqualified deferred compensation plan. The Nonqualified Deferred Compensation Table has more information about this plan.
Financial Planning Program
These amounts include the amounts we pay for the fees and travel expenses of the third party provider of our financial and tax planning program.
Personal Time Off Payment
These amounts include the Company's one-time payment to satisfy the accrued personal time off outstanding.
Other Perquisites
These amounts include: 1) the amount we paid for dining club memberships for Mr. Johns ($3,668), Mr. Bielen ($1,709), and Mr. Thigpen ($2,758); 2) the amount of expense reimbursement that we paid to Mr. Johns ($1,446), Mr. Bielen ($1,626), and Ms. Long ($830) under our spousal travel policy; 3) the amount we paid for sporting events to Mr. Bielen ($2,275); and 4) the estimated incremental cost that we incurred in 2016 for Mr. Johns, and his guests, to use company aircraft for personal trips ($20,352). The estimated incremental cost is based on incremental hourly charges and fuel allocable to the personal travel time on the aircraft.
GRANTS OF PLAN-BASED AWARDS
We adopted a new long-term incentive program in 2015 that established a formula equity value for the Company under which our named executive officers will receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. The 2016 long-term incentive opportunities for the named executive officers are comprised of three separate awards: 1) phantom performance units; 2) phantom restricted units; and 3) parent stock-based awards.

This table has information about: 1) the long-term incentive awards granted in 2016 and 2) the AIP incentive opportunities guaranteed for 2016, which will be payable in March 2017. As previously disclosed, the Employment Agreements for each named executive officer establish guaranteed minimum AIP opportunities and target long-term incentive opportunities. Because we no longer have publicly traded stock, none of the incentive awards granted in 2016 were equity incentive awards.

Grants of Plan-Based Awards Table

						Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Type of Award		Number of Units (c)		Threshold ($) (d)	Target ($) (e)		Maximum ($) (f)
Johns	2/15/16	Annual Incentive	(1)	—		N/A	$2,223,000	(1)	$2,600,000
	3/15/16	Performance Units	(2)	28,165	(2)	1	2,816,500	(2)	5,633,000
	3/15/16	Restricted Units	(3)	12,675	(3)	—	1,267,500	(3)	—
	3/15/16	Parent Stock-based	(4)	4,225	(4)	—	422,500	(4)	—
Bielen	2/15/16	Annual Incentive	(1)	—		N/A	$913,500	(1)	$1,200,000
	3/15/16	Performance Units	(2)	10,000	(2)	1	1,000,000	(2)	2,000,000
	3/15/16	Restricted Units	(3)	4,500	(3)	—	450,000	(3)	—
	3/15/16	Parent Stock-based	(4)	1,500	(4)	—	150,000	(4)	—
Walker	2/15/16	Annual Incentive	(1)	—		N/A	$321,800	(1)	$539,000
	3/15/16	Performance Units	(2)	3,165	(2)	1	316,500	(2)	633,000
	3/15/16	Restricted Units	(3)	1,425	(3)	—	142,500	(3)	—
	3/15/16	Parent Stock-based	(4)	475	(4)	—	47,500	(4)	—
Long	2/15/16	Annual Incentive	(1)	—		N/A	$509,000	(1)	$624,000
	3/15/16	Performance Units	(2)	3,735	(2)	1	373,500	(2)	747,000
	3/15/16	Restricted Units	(3)	1,680	(3)	—	168,000	(3)	—
	3/15/16	Parent Stock-based	(4)	560	(4)	—	56,000	(4)	—
Temple	2/15/16	Annual Incentive	(1)	—		N/A	$424,100	(1)	$595,000
	3/15/16	Performance Units	(2)	4,000	(2)	1	400,000	(2)	800,000
	3/15/16	Restricted Units	(3)	1,800	(3)	—	180,000	(3)	—
	3/15/16	Parent Stock-based	(4)	600	(4)	—	60,000	(4)	—
Thigpen	2/15/16	Annual Incentive	(1)	—		N/A	$702,500	(1)	$858,600
	3/15/16	Performance Units	(2)	5,165	(2)	1	516,500	(2)	1,033,000
	3/15/16	Restricted Units	(3)	2,325	(3)	—	232,500	(3)	—
	3/15/16	Parent Stock-based	(4)	775	(4)	—	77,500	(4)	—

(1)
These numbers reflect the target and maximum payouts to the named executive officers under the 2016 Annual Incentive Plan. The amount included as the target payout for each named executive officer is the amount of annual incentive guaranteed by the named executive officer's Employment Agreement. The level of payout is tied to the Company’s after-tax adjusted operating income, value of new business, expense management, and RBC. The threshold amount is not applicable for the annual incentive award in 2016 because each named executive officer has a guaranteed minimum payout for this award.

(2)
These numbers reflect the phantom performance units granted to each named executive officer along with the estimated payouts at the threshold, target, and maximum amounts. The number of units determined to be granted reflect a discount to the book value to reflect the risk of forfeiture associated with performance conditions. The level of payout is tied to the Company’s ROE and cumulative after-tax operating earnings. These values reflect a reasonable estimate based on a value of each unit at $100 at the date of grant using the grant-date tangible book value of the Company.

(3)	These numbers reflect the phantom restricted units and target value of phantom restricted units granted to each named executive officer.

(4)	These numbers reflect the parent stock-based award units and target value of the parent stock-based awards granted to each named executive officer.
Discussion of Grants of Plan-Based Awards Table
Column (b) - Grant date.
At its February 15, 2016 meeting, the Board granted long-term incentives valued in the amounts reflected in the table with a grant date of March 15, 2016.
Column (c) - Number of units.
These amounts reflect the number of each of the performance units, restricted units, and parent stock-based awards granted to the named executive officers in 2016. The target value of each award is reflected in column (e).
Columns (d), (e), and (f) - Estimated possible payouts under non-equity incentive plan awards.
For a discussion of the performance targets and the estimated possible payouts under non-equity incentive plan awards, see Compensation Disclosure and Analysis - Annual Cash Incentive Awards and - Long Term Incentive Awards.
Termination of Employment; Change of Control

Special vesting and payment provisions apply to performance unit, restricted unit and parent stock-based awards if the officer's employment ends. See Potential Payments upon Termination or Change of Control and summary of termination benefits for more information.

OUTSTANDING EQUITY AWARDS
The named executive officers had no outstanding equity awards in 2016.
SAR EXERCISES, EARNED PERFORMANCE SHARES AND VESTED RESTRICTED STOCK UNITS
In 2016, none of the named executive officers held SARs or stock awards.
Post-Employment Benefits
This table contains information about benefits payable to the named executive officers upon their retirement.

Pension Benefits Table
Name (a)	Plan Name (b)	Number of years credited service (#) (c)(1)	Present value of accumulated benefit ($) (d)(2)	Payments during the last fiscal year ($) (e)(3)
Johns	Pension	23	$1,148,400	$—
	Excess Benefit	23	—	14,198,013
	Total		$1,148,400	$14,198,013
Bielen	Pension	26	$849,814	$—
	Excess Benefit	26	4,749,324	—
	Total		$5,599,138	$—
Walker	Pension	15	$321,883	$—
	Excess Benefit	15	373,554	—
	Total		$695,437	$—
Long	Pension	23	$1,047,753	$—
	Excess Benefit	23	3,214,404	—
	Total		$4,262,157	$—
Temple	Pension	4	$39,794	$—
	Excess Benefit	4	74,505	—
	Total		$114,299	$—
Thigpen	Pension	33	$1,320,938	$—
	Excess Benefit	33	5,543,970	—
	Total		$6,864,908	$—

(1)	The number of years of service that are used to calculate the named executive officer's benefit under each plan, as of December 31, 2016.

(2)
The actuarial present value of the named executive officer's benefit under each plan as of December 31, 2016. The valuation method and material assumptions that we used to calculate these amounts are set forth in Note 18, Employee Benefit Plans of the Notes to our Consolidated Financial Statements in this Form 10-K.

(3)
The amount for Mr. Johns' represents the amount converted from the Excess Benefit Plan to a book entry account, which is treated as though it were a pay deferral account of Mr. Johns in the Company's nonqualified deferred compensation plan. For additional information regarding this conversion, see Nonqualified Deferred Compensation.

Discussion of Pension Benefits Table
We have "defined benefit" pension plans, as further described below, to help provide our employees with retirement security.
Pension Plan
Almost all of our full-time employees participate in our tax qualified pension plan. The plan provides different benefit formulas for three different groups: 1) the "grandfathered group"—any employee employed on December 31, 2007 whose age plus years of vested service total 55 of more as of that date; 2) the "non-grandfathered group"—any employee employed on December 31, 2007 whose age plus years of vested service was less than 55 as of that date; and 3) the "post-2007 group"—any employee first hired or rehired after December 31, 2007 or any former employee who is rehired after that date.
Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen are grandfathered employees; Mr. Walker is a non-grandfathered participant; and Mr. Temple is a post-2007 hire.

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
For service after 2007, grandfathered employees continue to earn a monthly life annuity benefit payable at normal retirement age (usually age 65), calculated as follows:

•	1.0% of the employee's final average pay times years of service after 2007 (up to 35 years minus service before 2008), plus

•	0.45% of the employee's final average pay over the employee's Social Security covered pay times years of service after 2007 (up to 35 years minus service before 2008), plus

•	0.50% of the employee's final average pay times the lesser of years of service after 2007 and total years of service minus 35 years,

•	but no less than the benefit the employee would have received had he been a non-grandfathered employee.
For service after 2007, non-grandfathered and post-2007 employees earn a hypothetical account balance that is credited with pay credits and interest credits. Pay credits for a year are based on a percentage of eligible pay for that year, as follows:

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
Eligible pay includes components of pay such as base salary, overtime and AIP incentives. Pay does not include payment of commissions, performance shares, gains on SAR exercises, vesting of restricted stock units, severance pay, or other extraordinary items.
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

•
a 50%, 75% or 100% joint and survivor annuity (the employee receives a smaller benefit for life, and the employee's designated survivor receives a benefit of 50%, 75% or 100% of the reduced amount for life), or

•
a five, ten, or 15 year period certain and life annuity benefit (the employee receives a smaller benefit for life and, if the employee dies before the selected period, the employee's designated survivor receives the reduced amount until the end of the period), or

•	a lump sum benefit.
If an employee chooses one of these benefit options, the benefit is adjusted using the interest rate assumptions and mortality tables specified in the plan, so it has the same actuarial value as the benefit determined by the plan formulas.
An employee whose employment ends before age 65 may begin benefit payments after termination of employment. The benefit is reduced for commencement before age 65, so the benefit remains the actuarial equivalent of a benefit beginning at age 65.
If an employee retires after age 55 with at least 10 years of service, the employee may take an "early retirement" benefit with respect to benefits earned through 2007, beginning immediately after employment ends. Mr. Johns, Mr. Bielen, Mr. Walker,

Ms. Long, and Mr. Thigpen are eligible for early retirement. The early retirement benefit for pre-2008 service is based on the pension plan formula. The benefit is reduced below the level of the age 65 benefit; however, the reduction for an early retirement benefit is not as great as the reduction for early commencement of a vested benefit. (For example, the early retirement reduction at age 55 is 50%; the actuarial reduction (using the plan interest rates and mortality tables) is 62%. At age 62, the early retirement reduction is 20%, and the actuarial reduction is 27%.)
Nonqualified Excess Pension Plan
Benefits under our tax qualified pension plan are limited by the Internal Revenue Code. We believe we should pay our employees the total pension benefit they have earned, without imposing these Code limits. Therefore, like many large companies, we have an Excess Benefit Plan that makes up the difference between: 1) the benefit determined under the tax qualified plan formula, without applying these limits; and 2) the benefit actually payable under the tax qualified plan, taking these limits into account.
Pursuant to the Excess Benefit Plan’s change of control provision, an employee will receive a lump sum payment of his or her pre-2005 excess pension benefit in January immediately following the employee’s date of termination. Prior to the Merger in 2015, benefits under the Excess Benefit Plan with respect to service before 2005 were paid at the same time and in the same form as the related benefits under our tax qualified pension plan. For an employee’s post-2004 benefit, an employee will receive payment pursuant to the employee’s original payment election (lump sum or annuity) three or six months after termination, as applicable based on whether the employee is a "specified employee" under Section 409A of the Internal Revenue Code. For any distributions to an employee employed on the date of the Merger in 2015, the more favorable lump sum factors will be used to calculate the benefit. Payment is made from our general assets (and is therefore subject to the claims of our creditors), and not from the assets of the tax qualified plan.
NONQUALIFIED DEFERRED COMPENSATION
This table has information about the named executive officers' participation in our nonqualified deferred compensation plan in 2016.
Nonqualified Deferred Compensation Table

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE ($) (f)(3)
Johns(4)(5)	$118,320	$14,171,623	$530,700	$123,571	$39,241,318
Bielen	$117,017	$47,773	$388,375	$—	$15,491,542
Walker	$18,958	$16,124	$96,580	$830,744	$2,278,800
Long	$64,323	$28,259	$22,221	$82,569	$519,324
Temple	$—	$13,358	$259	$—	$36,273
Thigpen	$156,800	$37,000	$13,953	$65,837	$652,967

(1)
These amounts include the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation paid to the officer in 2016: Johns, $110,000; Bielen, $112,417; Walker, $18,958; Long, $62,075; and Thigpen, $80,400. These amounts include the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table as compensation paid to the officer in 2016: Johns, $8,320; Bielen, $4,600; Long, $2,248; and Thigpen, $76,400.

(2)
For Mr. Bielen, Mr. Walker, Ms. Long, Mr. Temple, and Mr. Thigpen, these amounts are supplemental matching contributions allocated to the officer's account in 2016 with respect to the officer's participation in our 401(k) plan during 2015 (“401(k) plan supplemental matching contribution”). For Mr. Johns, this amount includes (1) the 401(k) plan supplemental matching contribution ($117,453) and (2) compensation that was previously earned and allocated to the Excess Benefit Plan ($14,054,170). In 2016, Mr. Johns’ balance in the Excess Benefit Plan was converted to the deferral account of Mr. Johns as though it were in the Company’s nonqualified deferred compensation plan. See the discussion below for more information regarding this conversion. For Mr. Johns, Mr. Bielen, Ms. Long, Mr. Temple, and Mr. Thigpen 401(k) plan supplemental matching contributions are reported in the Summary Compensation Table as compensation for 2015.

(3)
These amounts reflect the following amounts that have been reported as compensation to the officer in previous proxy statements: Johns, $24,544,246; Bielen, $14,938,377; Long, $487,090; Temple, $22,656; and Thigpen, $511,051.

(4)
For registrant contributions in last FY, this amount includes compensation that was previously earned and allocated to the Excess Benefit Plan. In 2016, Mr. Johns’ balance in the Excess Benefit Plan, $14,054,170, was converted to the deferral account of Mr. Johns as though it were in the Company’s nonqualified deferred compensation plan. See the discussion below for more information regarding this conversion.

(5)	For aggregate earnings in last FY, this amount includes earnings on Mr. Johns’ Excess Benefit Plan settlement account in 2016.

Upon the recommendation of the Compensation Committee, the Board of Directors approved the conversion of the accrued benefit payable under the Excess Benefit Plan as of March 31, 2016 to Mr. Johns into a lump sum amount. The lump sum amount is allocated to a book entry that will be treated as though it were a pay deferral account under the Company’s nonqualified deferred compensation plan.
The purpose of this action was to establish the Company’s liability with respect to Mr. Johns’ benefits under the Excess Benefit Plan and to eliminate the possibility that the amount payable in respect of such accrued benefit could change significantly during the period that Mr. Johns remains in the service of Company or its affiliates. Additionally, this change reduced the risk that Mr. Johns will have incentives to retire due to interest rates at a time that the Company would be best served by his continued employment. This change did not alter the time at which or form in which the accrued benefit will be payable to Mr. Johns. Mr. Johns has consented to this treatment of his vested accrued rights as though it were under the Excess Benefit Plan.
To avoid the possibility of Mr. Johns having the incentive to retire early due to interest rate levels, the amount of the accrued benefit was determined under the otherwise applicable terms of the Excess Benefit Plan, subject to certain assumptions and modifications. The amount of the accrued benefit was calculated as if Mr. Johns retired on March 31, 2016 by applying the mortality tables and the applicable interest rate prevailing at that date, resulting in an accrued excess benefit of $14,198,013.
Mr. Johns will continue to accrue benefits as though he were accruing benefits under the Excess Benefit Plan with respect to this continued service as an employee of Company after March 31, 2016. At the end of each calendar year (or the date Mr. Johns’ employment terminates, if earlier), the additional benefit accrued during such year (or portion thereof) will be converted into its then present value, using the mortality tables and applicable interest rate on such date and credited to Mr. Johns’ retirement pay deferral account. Treating the accrued benefit as a pay deferral account as though it were under the nonqualified deferred compensation plan will allow the amount of such benefit to be treated in the same manner as if it were payable currently to Mr. Johns and then deferred under the nonqualified deferred compensation plan. This will allow the accrued benefit to be deemed invested, at Mr. Johns’ election, among the various notional investment opportunities available to participants (including Mr. Johns) for their deferred compensation under the nonqualified deferred compensation plan until it is payable to Mr. Johns.
Discussion of Nonqualified Deferred Compensation Table
Deferrals by Our Officers
The named executive officers and other key officers can elect to participate in our nonqualified deferred compensation plan. An officer who defers compensation under the plan does not pay taxes on the compensation at that time. Instead, the officer pays taxes on the compensation (and any earnings on the compensation) only when the officer receives the compensation and earnings from the plan.
Eligible officers may defer: 1) up to 25% of their 2016 base salary and up to 75% of their 2017 base salary; 2) up to 85% of any AIP incentive; and/or 3) up to 94% of the amounts payable when performance units, restricted units, or parent stock-based awards are earned. Officers may also defer up to 85% of their retention bonus installments payable in 2017 and 2018.
An election to defer base salary for a calendar year must be made by December 31 of the previous year. Generally, an election to defer any non-guaranteed AIP incentive for a calendar year must be made by June 30 of that year. Generally, an election to defer earned performance units must be made by June 30 of the last year in the award’s performance period. An election to defer earned restricted units or parent stock-based awards must be made within 30 days after the date of the award. Due to the guaranteed nature of the 2016 AIP incentive, which is payable in March 2016, officers were only allowed to defer amounts over the guaranteed incentive, if any. Deferred compensation accrues earnings based on the notional investment choices available under the plan. For 2016, the investment returns for each of the notional investment choices were:

Investment Choice	Return
Wells Fargo Government Money Market Fund - INS	0.22%
Dodge and Cox Stock	21.28%
Vanguard Total Bond Market Index Adm	2.60%
Metropolitan West Low Duration Bond I	1.46%
PIMCO Real Return Instl	5.03%
Fidelity 500 Index Inv	11.87%
T. Rowe Price Growth Stock	1.41%
Columbia Mid Cap Index R5	20.46%
JP Morgan Mid Cap Growth R5	0.33%
DFA US Small Cap I	23.53%
Templeton Foreign A	5.21%
Dodge & Cox International Stock	8.26%
DFA Emerging Markets I	12.09%
Protective Life LIBOR Fund	1.25%

An officer may elect to receive payments in a lump sum or in up to ten annual installments, which election can be changed under certain circumstances. An officer may elect to receive a deferred amount (and earnings) upon termination of employment and if such election is made, the officer may not change this election. An officer may instead elect to receive a deferred amount (and earnings) on a fixed date (before the officer's 70th birthday), which election can be changed under certain circumstances. An officer may also request a distribution if the officer has an extreme and unexpected financial hardship, as determined under IRS rules.
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
An officer's supplemental matching contributions may be allocated in one percent increments among the same notional investment funds available under the nonqualified deferred compensation plan. Supplemental matching is paid only after termination of employment. The officer can elect payment in a lump sum or in up to ten annual installments, and such election cannot be changed.
Other Provisions
Notional investment choices must be in one percent increments. An officer may transfer money between the mutual funds on any business day. We do not provide any above-market or preferential earnings rates and do not guarantee that an officer's notional investments will make money.
If an officer terminates employment due to death or disability, the officer's plan balance is paid immediately in a lump sum. Account balances are paid in cash.
Potential Payments upon Termination or Change of Control
Termination of Employment and Change of Control
Our policies regarding potential payments that could occur by reason of a termination or a change of control were affected by the Merger, and in 2015 the named executive officers entered into the Employment Agreements.
Employment Agreements
Upon consummation of the Merger, the Employment Agreements became effective for our named executive officers. These Employment Agreements replaced previously effective employment continuation agreements, which would have provided the affected named executive officers assurances regarding the terms and conditions of their continued employment and enhanced severance benefits. Under the terms of each of our named executive officer’s Employment Agreements, the named executive officer agrees to remain employed by the Company for a period of three years following the closing of the Merger, in the position and with the title specified in the Employment Agreement. The Employment Agreements provide, among other things, the minimum compensation and benefits that each named executive officer will be entitled to receive for their continuing services (including minimum base salaries; minimum annual bonus amounts; minimum long-term incentive compensation opportunities and the terms and conditions thereof (including normal and early retirement provisions); and retention payments). Pursuant to the Employment Agreements, each officer agrees, for the benefit of the Company, to certain adjustments to the circumstances under which he or she would have the right to terminate employment and receive payment of the stated severance benefits, including foregoing certain claims arising from changes in their duties arising by reason of the Merger.
Effective March 1, 2015, the Employment Agreements for many of the Company’s officers were amended to reflect new minimum annual incentive amounts to account for annual incentives paid in March 2015 for the 2014 plan year in light of the occurrence of the Merger in 2015. The guaranteed annual incentive amounts were increased based on the officer’s annual incentive award paid in 2015. The Employment Agreements for Mr. Bielen, Mr. Temple and Mr. Thigpen were amended to reflect an increase in their guaranteed minimum annual incentive amount.
As an inducement for the named executive officers to enter into the Employment Agreements and remain employed following the closing of the Merger, each officer, except Mr. Johns, will receive a retention payment for continuing in the Company’s employ. Mr. Johns agreed that he would not receive any retention payment. In the case of Mr. Bielen, Ms. Long, Mr. Temple and Mr. Thigpen, this retention payment is payable in three equal installments on each of the first three anniversaries of the closing, generally subject to the named executive officer’s continued employment through such date (except in the case of death and disability, or involuntary termination without cause or resignation for good reason, as defined in the Employment Agreement). In the case of Mr. Walker, this retention payment is payable in two unequal installments on each of the first two anniversaries of the closing, generally subject to his continued employment through such date (except in the case of death and disability, or involuntary termination without cause or resignation for good reason, as defined in the Employment Agreement). In the event that any named executive officer becomes entitled to receive severance benefits under the Employment Agreements, the retention payment paid or payable will reduce the severance benefits otherwise payable.
The table set forth below lists the retention payments that will be made to each of the named executive officers (other than Mr. Johns) under his or her Employment Agreement, subject to the named executive officer’s continued performance of services until the date of such retention payment. The first retention payments, which related to performance in 2015, were paid in February 2016. The second retention payments, which relate to performance in 2016, are expected to be paid in February 2017.

Name	Amount payable if employed on first anniversary of the effective date	Amount payable if employed on second anniversary of the effective date	Amount payable if employed on third anniversary of the effective date	Total retention payments payable if employed for three years following the effective date
Johns	$—	$—	$—	$—
Bielen	$1,627,381	$1,627,381	$1,627,380	$4,882,142
Walker	$298,962	$597,925	$—	$896,887
Long	$1,016,404	$1,016,404	$1,016,403	$3,049,211
Temple	$679,770	$679,770	$679,770	$2,039,310
Thigpen	$1,322,800	$1,322,800	$1,322,799	$3,968,399
If the named executive officer stays employed for three years (two years for Mr. Walker) and receives the full amount of any retention payments available, no severance benefits will be payable to the named executive officer under the terms of the Employment Agreements upon a termination of employment for any reason following the two- or three-year term, as applicable. If Mr. Bielen, Ms. Long, Mr. Temple or Mr. Thigpen terminates his or her employment for good reason or is terminated by the Company without cause after the second anniversary, but before the third anniversary, of the effective time, the only severance benefit payable to such named executive officer under the Employment Agreement will be the last installment of the retention payments.
The Employment Agreements provided for special termination benefits if, prior to the second anniversary of the closing of the Merger, the employment of any of the named executive officers, including Mr. Johns, was terminated without cause, or such officer resigned for “good reason.” These special termination benefits included the following (subject, as noted above, to an offset for any retention payment received):
1)    a lump sum cash severance payment equal to three times the sum of:
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

3)    a cash lump sum supplemental retirement benefit, determined by:

a)	calculating the officer’s benefit at age 65 under our pension plan and Excess Benefit Plan after giving the officer credit for three extra years of service,
b)    subtracting the officer’s actual benefit at age 65 under these plans, and

c)	determining the actuarial lump sum value of the resulting amount, using the pension plan’s standard actuarial table and an interest rate of the ten-year Treasury Note rate plus 0.75%.

4)
continuation of the officer’s medical, dental, disability and life insurance, and other welfare benefits for 2 years after the officer’s termination date (or the cash equivalent value of such coverage). The obligation to continue any such coverage will end if the officer gets comparable benefits from another employer. If a medical or dental benefit plan is self-insured by the Company, then coverage under the plan generally continues for 18 months, and the officer receives an additional cash payment equal to the cost of six months of coverage under that plan; and

5)
tax reimbursement payments that will put the officer in the same after-tax position that the officer would be in if the excise tax imposed under the Internal Revenue Code with respect to so-called parachute payments did not apply to the named executive officer in respect to payments received from the Company.

Termination is for good reason if any of these events occurs without the officer’s written consent: 1) there is a material adverse change in the officer’s duties, authority or responsibilities from those specified in the Employment Agreement; 2) we fail to provide the officer with the promised level of compensation during the two-year period following the merger; or 3) we require the officer to work in an office that is more than twenty miles from the office where he or she worked before the Merger.

The above-described termination benefits expired on the second anniversary of the closing of the Merger, February 1, 2017, and therefore the named executive officers are no longer eligible to receive such benefits.
Any named executive officer whose employment terminates due to death, disability, or retirement will receive a pro-rated portion, based on service through the date of termination, or such greater amount as the Compensation Committee may determine in its discretion, of the performance unit awards granted in 2016 that would otherwise be payable. Any named executive officer who terminates employment due to death, disability, or retirement at or after normal retirement age, or is terminated by the Company without cause, will be fully vested in his or her restricted unit award granted in 2016. A named executive officer who terminates employment due to retirement at an early retirement date will receive at least a pro-rated portion of such restricted unit award (or such greater amount as the Compensation Committee may determine in its discretion). No additional vesting or benefits are payable under these awards in connection with a change of control.
In December 2017, Deborah J. Long, our Executive Vice President, Chief Legal Officer and Corporate Secretary, announced that she will retire on July 31, 2018 (the “Retirement Date”). Under an agreement entered into with the Company on December 30, 2016, Ms. Long will remain in her current position through December 31, 2017, reporting to our Chief Executive Officer. In 2018 until her Retirement Date, she will work on a part-time basis, providing support with respect to government affairs and facilitating the transition of her duties to her successors.

During 2017, Ms. Long will continue to be compensated in accordance with the Company’s practices for its named executive officers. She will receive at least her current base salary, and is eligible for an annual incentive opportunity based on the provisions of the Annual Incentive Plan. Ms. Long will also receive a 2017 long-term incentive award opportunity of $580,000, allocated between restricted share units and performance share units on the same basis as applies to the Company’s named executive officers.  For her services in 2018, Ms. Long will receive her base salary at the rate in effect at the end of 2017. In connection with her retirement, treatment of her outstanding long-term incentive awards will be determined by the Compensation Committee in accordance with the terms of the applicable plans, taking into account the Company’s past practices with respect to similarly situated officers. Based on her continuing employment, she will also receive the remaining two installments (payable in February 2017 and February 2018, respectively) of the retention award payable pursuant to the employment agreement she entered into with the Company in connection with the Merger of the Company with a subsidiary of The Dai-ichi Life Insurance Company, Limited.

If the Company terminates Ms. Long’s employment without cause after the second anniversary of the Merger and prior to her Retirement Date, her agreement provides that she will be entitled to the same compensation and benefits that she would have received had she remained employed through her Retirement Date. In the event Ms. Long’s employment terminates after such second anniversary and prior to the Retirement Date due to her death or disability, she will be entitled to receive at least the benefits generally afforded under the Company’s applicable plans and policies and her existing employment agreement. The Company has also agreed that the aggregate present value of the pension benefits Ms. Long will receive under the Company’s Pension Plan and Excess Benefit Plan at her retirement at the Retirement Date will not be less than $5,100,000.
Other than Ms. Long, the named executive officers do not have specific severance or change of control agreements. The Company maintains certain other arrangements, plans and programs under which our named executive officers would be eligible to receive payments and other benefits upon termination of employment or a change of control of the Company.
Long-Term Incentive Awards

The named executive officers receive three types of long-term incentive awards: performance units, restricted units, and parent stock-based awards. These awards are described in more detail at Compensation Discussion and Analysis - Long-Term Incentive Awards and Grants of Plan-Based Awards. At termination, the awards provide for differing vesting and payment terms depending upon the type of termination.

In the case of a change of control of the Company,

•	The parent stock-based award will vest immediately and be settled in cash based on the parent stock value, using the stock price for the 30 days preceding the event.

•	The restricted units will vest in full and will settle in cash based upon the tangible book value per unit as of the day of the event.

•
The performance units will be deemed earned for the greater of 100% or the percentage indicated by the schedule at Compensation Discussion and Analysis - Long-Term Incentive Awards, and will be settled in cash based upon the tangible book value per unit as of the day of the event.

In the case of an involuntary termination of the named executive officer (other than for cause as defined in the footnote below),

•The parent stock-based award will vest immediately (unless the compensation committee determines otherwise).
•The restricted units will vest immediately (unless the compensation committee determines otherwise).
•The performance units will be forfeited.

In the case of early retirement of the named executive officer,

•
The parent stock-based award will immediately vest based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2016 and the officer's retirement date, and the denominator of which is 36.

•
The restricted units will immediately vest based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2016 and the officer's retirement date, and the denominator of which is 36 for the units which are scheduled to vest at December 31, 2018 or 48 for the units which are scheduled to vest at December 31, 2019.

•
The performance units will be settled in cash based on a fraction, the numerator of which is the number of days employed during the award period, and the denominator of which is the total number of days during the award period.

In the case of the death, disability, or normal retirement of the named executive officer,

•	The parent stock-based award will vest in full.

•	The restricted units will vest in full.

•
The performance units will be settled in cash based on a fraction, the numerator of which is the number of days employed during the award period, and the denominator of which is the total number of days during the award period.

The performance unit award also has a “special termination” provision for termination after a divestiture of a business segment or a significant portion of the assets of the Company or a significant reduction by the Company of its work force. In that event, Compensation Committee may determine to what extent any unvested portion of the award will be paid.

Termination for cause (as defined below), or any other termination not specified above, will result in a forfeiture of each type of award.

Unless otherwise noted above, any restricted unit or parent stock-based awards become vested will be payable in accordance with the normal vesting schedule as if the named executive officer had remained employed through the last vesting date, and any performance unit awards that are earned will be payable as if the named executive officer had remained employed for the duration of the award period.

Nonqualified Deferred Compensation

Each named executive officer is currently fully vested in the amounts reported in the “Aggregate Balance at FYE” column of the Nonqualified Deferred Compensation table, and therefore these amounts would be payable to named executive officers upon termination of employment for any reason.

Pension Benefits

All of the Company’s eligible employees participate in the qualified pension plan. Benefits under the qualified pension plan are fully vested after three years of service. Therefore, upon termination of employment for any reason, employees are entitled to receive their vested benefits. Each named executive officer would be entitled to receive the amounts designated as pension benefits represented in the “Present Value of Accumulated Benefit” column of the Pension Benefits table. The Pension Benefits table also shows the amounts payable to each named executive officer upon termination under the Excess Benefit Plan.

Termination Payments
The following tables and footnotes describe the potential payments to the named executive officers upon termination of employment as of December 31, 2016.
The tables do not include:

•	compensation or benefits previously earned by the named executive officers or incentive awards that were already fully vested;

•	the value of pension benefits that are disclosed in the 2016 Pension Benefits table, except for any pension enhancement triggered by the event, if applicable;

•	the amounts payable under deferred compensation plans that are disclosed in the 2016 Nonqualified Deferred Compensation Plan table;

•	the value of any benefits (such as retiree health coverage, life insurance and disability coverage) provided on the same basis to substantially all other employees; or

•
special termination benefits referred to under "Employment Agreements" as these termination benefits expired on the second anniversary of the closing of the Merger, February 1, 2017, and therefore the named executive officers are no longer eligible to receive such benefits; in lieu of these special termination benefits we have included the remaining retention payments that would be payable to the named executive officers as if the special termination benefits had expired prior to that date.

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had a change of control of the Company occurred on December 31, 2016.

Name	Performance Units	Restricted Units	Parent-Based Awards	Total
Johns	$7,332,083	$2,728,119	$1,080,193	$11,140,395
Bielen	$2,339,025	$884,556	$355,594	$3,579,175
Walker	$797,800	$298,245	$118,629	$1,214,674
Long	$988,329	$366,677	$144,861	$1,499,867
Temple	$968,145	$364,104	$145,653	$1,477,902
Thigpen	$1,362,401	$506,001	$199,995	$2,068,397

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had his or her employment been involuntarily terminated (other than for “cause(1)”) on December 31, 2016.

Name	Retention Payments(2)	Employment Agreement(3)	Performance Units	Restricted Units	Parent-Based Awards	Total
Johns	$—	$—	$—	$2,728,119	$1,080,193	$3,808,312
Bielen	$3,254,761	$—	$—	$884,556	$355,594	$4,494,911
Walker	$597,925	$—	$—	$298,245	$118,629	$1,014,799
Long	$2,032,807	$6,756,000	$—	$366,677	$144,861	$9,300,345
Temple	$1,359,540	$—	$—	$364,104	$145,653	$1,869,297
Thigpen	$2,645,599	$—	$—	$506,001	$199,995	$3,351,595

(1) "Cause" shall mean any named executive officer's conviction or plea of nolo contendere to a felony, an act or acts of extreme dishonesty or gross misconduct, or violation of the Company's Code of Business Conduct.
(2) The named executive officers indicated will receive unpaid installments of retention payments. See retention payments table under Employment Agreements above.
(3) This column includes the following items payable under Ms. Long's Employment Agreement in the event of termination without cause: guaranteed minimum pension benefit of $5,100,000; guaranteed amount under the long-term incentive arrangements of $580,000; salaries and benefits payable through July 31, 2018 of $764,000; and projected AIP payout for 2017 of $312,000 (assumes the target performance for 2017 is achieved).

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had his or her employment been terminated due to death, disability or retirement (irrespective of the named executive officer's eligibility for normal retirement) on December 31, 2016.

Name	Employment Agreement(1)	Performance Units	Restricted Units	Parent-Based Awards	Total
Johns	$—	$4,034,819	$2,728,119	$1,080,193	$7,843,131
Bielen	$—	$1,247,099	$884,556	$355,594	$2,487,249
Walker	$—	$435,065	$298,245	$118,629	$851,939
Long	$5,100,000	$546,301	$366,677	$144,861	$6,157,839
Temple	$—	$521,676	$364,104	$145,653	$1,031,433
Thigpen	$—	$752,426	$506,001	$199,995	$1,458,422

(1) Pursuant to her Employment Agreement, Ms. Long will receive a guaranteed minimum pension payout.

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had his or her employment been terminated due early retirement on December 31, 2016.

Name	Performance Units	Restricted Units	Parent-Based Awards	Total
Johns	$4,034,819	$1,195,541	$511,864	$5,742,224
Bielen	$1,247,099	$375,449	$163,123	$1,785,671
Walker	$435,065	$129,471	$55,672	$620,208
Long	$546,301	$161,426	$68,970	$776,697
Temple	$521,676	$156,177	$67,526	$745,379
Thigpen	$752,426	$222,554	$95,127	$1,070,107

As disclosed above under “Employment Agreements,” if the named executive officers resigned for “good reason” at any time after the expiration of the special termination benefits, he or she would receive the remaining retention payments. In the event the special termination benefits had expired prior to December 31, 2016, the total payment of remaining retention payments would have been the same as the amounts shown in the “Retention Payments” column in the table for involuntary terminations above.
Compensation Policies and Practices as Related to Risk Management
The Compensation Committee meets at least once a year with the Company's Chief Risk Officer to review incentive compensation arrangements in order to identify any features that might encourage unnecessary or excessive risk taking. In conducting this review, we considered numerous factors pertaining to each such program, including the following: the purpose of the program; the design of the plan, including risk adjustments; the number of participants, as well as key employees or employee groups; the total amount that could be paid under the program; the ability of the participants to take actions that could influence the calculation of the compensation payable; the scope of the risks that could be created by actions taken; alignment with the Company's risk appetite; and the manner in which our risk management policies and practices serve to reduce these risks. Based on this review, we have concluded that none of our programs create risks that are reasonably likely to have a material adverse effect on the Company.
Director Compensation
This table contains information about the 2016 compensation of our non-employee directors.

Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	All other compensation ($) (c)	Total ($) (d)
Shinichi Aizawa	$—	$1,983	$1,983
Vanessa Leonard	$110,000	$1,270	$111,270
John J. McMahon, Jr.	$106,000	$1,270	$107,270
Ungyong Shu	$116,667	$—	$116,667
Jesse J. Spikes	$100,000	$2,087	$102,087
William A. Terry	$100,000	$2,005	$102,005
Shigeo Tsuyuki	$—	$—	$—
W. Michael Warren, Jr.	$103,000	$1,270	$104,270
Discussion of Director Compensation Table
Column (b) - Fees earned or paid in cash
The 2016 cash compensation components were -
•Board membership - $25,000 per quarter
•Additional retainer for Audit Committee Chair - $2,500 per quarter
•Additional retainer for Compensation and Management Succession Committee Chair - $1,500 per quarter
•Additional retainer for Corporate Governance and Nominating Committee Chair - $750 per quarter

Cash retainers are paid in February, May, August, and November.
Column (c)—All Other Compensation
If a director’s spouse or appropriate guest travels with the director on Company business, we pay for or reimburse the director for the associated travel expenses if the spouse’s or guest’s presence on the trip is deemed necessary or appropriate for the purpose of the trip. When payment or reimbursement of these expenses results in taxable income to the director, the Company provides the director a payment to cover the taxes that the director is expected to incur with respect to the reimbursement (and the related payment). In some situations, these tax reimbursement payments are paid in the year after the spouse’s or guest’s trip. The amount in this column reflects tax reimbursements to the director as a result of payment or reimbursement for spousal travel expenses incurred in 2016, tax reimbursements to the director for gifts given in 2016 and tax reimbursements related to non-business travel with Company executives.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
On February 1, 2015, the Company consummated an Agreement and Plan of Merger, pursuant to which the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., "Dai-ichi Life"), and our stock ceased to be publicly traded. By reason of this transaction, our executive officers and directors no longer hold shares of common stock of the Company. Dai-ichi Life now owns 100% of the outstanding common stock of the Company.
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
•the Audit Committee.
The relevant Board committee will approve or ratify the transaction only if it determines that the transaction is in our best interests. In considering the transaction, the committee will consider all relevant factors, including (as applicable):
•our business rationale for entering into the transaction;
•the alternatives to entering into the transactions;

•	whether the terms of the transaction are comparable to those that could be obtained in arms-length dealings with an unrelated third party;

•	the potential for the transaction to lead to an actual or apparent conflict of interest, and any safeguards imposed to prevent actual or apparent conflicts; and
•the overall fairness of the transaction to us.
Based on the information available to the Company’s General Counsel’s Office and to the Board, there have been no transactions between the Company and any related party since January 1, 2016, nor are any currently proposed, for which disclosure is required under the SEC rules.
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
The Board has established guidelines to assist it in determining director independence, which guidelines are set forth in Section B.1. of our Corporate Governance Guidelines, which are available on our website at http://investor.protective.com/corporate-governance/guidelines. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination. Our Board has determined that the purchase of Protective Life products and services on the same terms available to unaffiliated entities or persons does not impair a director’s independence and therefore such purchases are not considered by our Board when making independence determinations.

Item 14.    Principal Accountant Fees and Services
The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2016 and 2015 with respect to various services provided to the Company and its subsidiaries:

	For The Year Ended December 31,
	2016	2015
	(Dollars In Millions)
Audit fees	$6.5	$6.4
Audit related fees	0.5	0.8
Tax fees	0.6	0.5
All other fees	—	—
	$7.6	$7.7
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
On February 21, 2017, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for the Company and its subsidiaries for the period ended February 2018. The Audit Committee’s policy is to pre-approve, generally for a twelve-month period, the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Audit Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Audit Committee or its Chairman pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by PricewaterhouseCoopers LLP with respect to fiscal year 2016.
In evaluating the selection of PricewaterhouseCoopers LLP as principal independent accountants for the Company and its subsidiaries, the Audit Committee considered whether the provision of the non-audit services described above is compatible with maintaining the independent accountants’ independence. The Audit Committee determined that such services have not affected PricewaterhouseCoopers LLP’s independence. The Audit Committee also reviewed the non-audit services performed in 2016 and determined that those services were consistent with our policy. In addition, the Audit Committee considered the non-audit professional services that PricewaterhouseCoopers LLP will likely be asked to provide for us during 2017, and the effect which performing such services might have on audit independence.

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

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 201 of this report.
3.    Exhibits:
For a list of exhibits, refer to the "Exhibit Index" filed as part of this report beginning on page 248 below, and incorporated herein by this reference.
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

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$541,762	$32,365	$16	$301,314
Service fees from subsidiaries*	250,668	220,105	19,530	213,093
Net investment income	8,607	49,925	4,809	64,776
Realized investment gains (losses)	(29,289)	3,817	(15,863)	(2,786)
Other income	9,828	44	—	6
Total revenues	781,576	306,256	8,492	576,403
Expenses
Operating and administrative	143,941	121,433	8,549	116,517
Interest—subordinated debt	19,408	17,191	2,823	33,873
Interest—other	40,729	40,596	6,113	84,528
Total expenses	204,078	179,220	17,485	234,918
Income (loss) before income tax and other items below	577,498	127,036	(8,993)	341,485
Income tax (benefit) expense
Current	334	(58,547)	6,376	10,605
Deferred	20,715	99,146	(11,123)	8,798
Total income tax expense (benefit)	21,049	40,599	(4,747)	19,403
Income (loss) before equity in undistributed income from subsidiaries*	556,449	86,437	(4,246)	322,082
Equity in undistributed income of subsidiaries	(163,420)	181,862	5,755	62,793
Net income	$393,029	$268,299	$1,509	$384,875
* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Net income	$393,029	$268,299	$1,509	$384,875
Total other comprehensive income (loss)	$586,611	$(1,241,134)	$465,968	$924,010
Total comprehensive income (loss)	$979,640	$(972,835)	$467,477	$1,308,885
* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Successor Company
	As of December 31,
	2016	2015
	(Dollars In Thousands)
Assets
Fixed maturities	$112,498	$54,637
Equity securities	38,472	39,338
Surplus notes from affiliate	—	1,148,237
Other long-term investments	10	—
Investments in subsidiaries (equity method)*	7,019,618	5,403,025
Total investments	7,170,598	6,645,237
Cash	78,936	68,615
Receivables from subsidiaries*	9,600	24,781
Property and equipment, net	2,331	1,189
Income tax receivable	11,061	13,170
Deferred income tax	142,531	152,683
Other assets	29,851	21,395
Total assets	$7,444,908	$6,927,070
Liabilities
Accrued expenses and other liabilities	$368,900	$308,277
Debt	1,163,285	1,588,806
Subordinated debt securities	441,202	448,763
Total liabilities	1,973,387	2,345,846
Commitments and contingencies—Note 3
Shareowner's equity
Common stock	—	—
Additional paid-in-capital	5,554,059	5,554,059
Treasury stock	—	—
Retained earnings, including undistributed income of subsidiaries: (Successor 2016 - $18,442; 2015 - $181,862)	571,985	268,299
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, all from subsidiaries, net of income tax: (Successor 2016 - $(349,541); 2015 - $(671,285))	(649,147)	(1,246,672)
Net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2016 - $(3,864); 2015 - $(212))	(7,175)	(393)
Accumulated gain (loss)—derivatives, net of income tax: (Successor 2016 - $391; 2015 - $0)	727	—
Postretirement benefits liability adjustment, net of income tax: (Successor 2016 - $578; 2015 - $3,194)	1,072	5,931
Total shareowner's equity	5,471,521	4,581,224
Total liabilities and shareowner's equity	$7,444,908	$6,927,070
* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from operating activities
Net income	$393,029	$268,299	$1,509	$384,875
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	29,289	(3,817)	15,863	2,786
Equity in undistributed net income of subsidiaries*	163,420	(181,862)	(5,755)	(62,793)
Depreciation expense	506	363	23	279
Receivables from subsidiaries*	15,181	(13,759)	(4,076)	17,990
Income tax receivable	2,109	(13,170)	—	—
Deferred income taxes	20,715	99,146	(11,123)	8,798
Accrued income taxes	—	(23,246)	5,875	196
Accrued expenses and other liabilities	(33,639)	(192,234)	18,329	17,648
Other, net	(16,426)	5,419	(2,334)	14,192
Net cash provided by (used in) operating activities	574,184	(54,861)	18,311	383,971
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	—	—	—	1,298
Sale of investments, available-for-sale	—	—	—	—
Cost of investments acquired, available-for-sale	(59,025)	—	—	(7,011)
Return of and/or (additional) capital investments in subsidiaries	(45,762)	110,793	—	(3,654)
Change in other long-term investments	(10)	—	—	—
Purchase of property and equipment	(1,649)	—	—	(62)
Net cash (used in) provided by investing activities	(106,446)	110,793	—	(9,429)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	265,000	330,000	—	500,000
Principal payments on line of credit arrangements and debt	(633,074)	(338,093)	(60,000)	(785,000)
Payments to affiliates*	—	—	—	—
Dividends to shareowners	(89,343)	—	—	(72,697)
Withholdings of share-based payment arrangements settled in cash	—	—	—	(32,173)
Excess tax benefits from share-based payment arrangements	—	—	—	20,948
Net cash used in financing activities	(457,417)	(8,093)	(60,000)	(368,922)
Change in cash	10,321	47,839	(41,689)	5,620
Cash at beginning of year	68,615	20,776	62,465	56,845
Cash at end of year	$78,936	$68,615	$20,776	$62,465
*Eliminated in Consolidation

See Notes to Consolidated Financial Statements

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
1. BASIS OF PRESENTATION
Nature of Operations
On February 1, 2015, Protective Life Corporation (the "Company") became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., "Dai-ichi Life"), when Dai-ichi Life purchased all outstanding shares of the Company's stock. Prior to February 1, 2015, and for the periods this report presents, the Company's stock was publicly traded on the New York Stock Exchange. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company ("PLICO") is the Company's largest operating subsidiary.
The Merger was accounted for by the Company under the acquisition method of accounting under Accounting Standards Codification ("ASC") Topic 805 Business Combinations. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. The Company elected to apply “pushdown” accounting by applying the guidance allowed by ASC Topic 805, Business Combinations, including the initial recognition of most of the Company’s assets and liabilities at fair value as of the acquisition date, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date. Goodwill of $735.7 million was recorded as of the acquisition date which represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflects the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2016 (Successor Company) is $732.4 million.
In conjunction with the Company’s election to apply “pushdown” accounting the entire amount of goodwill and other identifiable intangible assets were allocated to PLICO. This was supported by the fact that PLICO is the primary operating subsidiary of the Company and the workforce, distribution and sales organization, current and future policy and portfolio cash flows, and other items for which the transaction was primarily based are consistent between PLICO and Company. As such, the entire balance of goodwill as of December 31, 2015 (Successor Company) of $732.4 million was included in the new basis of net assets of PLICO. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date.
The accompanying condensed financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto of Protective Life Corporation and subsidiaries included in this Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

2. DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt Securities
Debt and subordinated debt securities are summarized as follows:

	Successor Company
	As of December 31,
	2016		2015
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$170,000	$170,000	$485,000	$485,000
6.40% Senior Notes (2007), due 2018	150,000	156,663	150,000	162,671
7.375% Senior Notes (2009), due 2019	400,000	454,688	400,000	473,127
8.45% Senior Notes (2009), due 2039	246,926	381,934	300,000	468,008
	$966,926	$1,163,285	$1,335,000	$1,588,806
Subordinated debt securities (year of issue):
6.25% Subordinated Debentures (2012), due 2042, callable 2017	$287,500	$290,002	$287,500	$295,833
6.00% Subordinated Debentures (2012), due 2042, callable 2017	150,000	151,200	150,000	152,930
	$437,500	$441,202	$437,500	$448,763
The Company's future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $156.7 million in 2018, $454.7 million in 2019, and $381.9 million thereafter.
During the year ended December 31, 2016 (Successor Company), the Company repurchased and subsequently extinguished $82.7 million (par value - $53.1 million) of the Company's 8.45% Senior Notes due 2039. These repurchases resulted in a $9.8 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.
During 2014 (Predecessor Company), the Company announced that it had issued notice to redeem the entire $100.0 million outstanding principal amount of the Company's 8.00% Senior Notes issued on October 9, 2009. The payment in respect of the redemption of the Senior Notes was made on October 15, 2014. In conjunction with this redemption, the Company wrote off $2.4 million of deferred issue costs.
During 2014 (Predecessor Company), $150 million of the Company's Senior Notes matured and were paid in full along with applicable accrued interest.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company called and redeemed the entire $103.1 million of outstanding principal amount of the Company's 6.125% Subordinated Debentures due 2034.
On February 2, 2015, the Company amended and restated the Credit Facility (the "Credit Facility"). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company's Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company's Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2016 (Successor Company). There was an outstanding balance of $170.0 million bearing interest at a rate of LIBOR plus 1.00% as of December 31, 2016 (Successor Company). As of June 30, 2016 (Successor Company), PLICO had used $30.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit on an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit was terminated during the period and no Letter of Credit was outstanding as of December 31, 2016 (Successor Company).
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
Interest Expense
Interest expense on long-term debt and subordinated debt securities totaled $60.1 million, $57.8 million, $8.9 million, and $118.4 million for the year ended December 31, 2016 (Successor Company), the periods of February 1, 2015 to December 31, 2015 (Successor Company), January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), respectively.
3. COMMITMENTS AND CONTINGENCIES
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

Year	Amount
(Dollars In Thousands)
2017	$1,653
2018	76,629
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of Protective Life Insurance Company (“PLICO”), and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and West Coast Life (“WCL”), a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of December 31, 2016 (Successor Company), the aggregate principal balance of the Steel City Notes was $2.116 billion. In connection with this transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by the Company if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2016 (Successor Company), no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate had a $2.116 billion outstanding non-recourse funding obligation as of December 31, 2016 (Successor Company). This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.

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
Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company ("Golden Gate II"), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2016 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2016 (Successor Company), securities related to $58.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties, and securities related to $516.4 million of the non-recourse funding obligations were held by the Company and our affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II's investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2016 (Successor Company), no payments have been made under these agreements; however, certain support agreement obligations to Golden Gate II of approximately $1.5 million have been collateralized by the Company. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2016 (Successor Company), the Company and its affiliates repurchased $86.3 million of its outstanding non-recourse funding obligations, at a discount. These repurchases did not result in a material gain or loss for the Company. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations. The balance of the Company's fixed maturity investments are the result of market transactions in which the Company purchased securities issued by the special purpose trusts that are collateralized by non-recourse funding obligations of Golden Gate II.
Golden Gate III Vermont Captive Insurance Company
Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. In accordance with the terms of the Third Amended and Restated Reimbursement Agreement, the LOC balance reached its scheduled peak amount of $935 million in 2015. The LOC balance was $930 million as of December 31, 2016 (Successor Company). The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by

Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of December 31, 2016 (Successor Company), no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. In accordance with the terms of the terms of the Reimbursement Agreement, the LOC balance reached its scheduled peak amount of $790 million in 2016 and remained at this level as of December 31, 2016 (Successor Company). The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2016 (Successor Company), no payments have been made under these agreements.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company, and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is "non-recourse" to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2016 (Successor Company), the principal balance of the Red Mountain note was $565 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $128.3 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V's annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2016 (Successor Company), no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $565 million outstanding non-recourse funding obligation as of December 31, 2016 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.
The Company is party to an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), a direct wholly owned insurance subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit. As of December 31, 2015 (Successor Company), the $55.0 million Letter of Credit executed by PLICO was no longer issued and outstanding. Also in accordance with this agreement, $120 million of additional capital was provided to Shades Creek by the Company through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2016 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
4. SHAREOWNER'S EQUITY
On February 1, 2015, Dai-ichi Life acquired 100% of the Company's outstanding shares of common stock through the Merger of DL Investment (Delaware), Inc., a wholly owned subsidiaries of Dai-ichi Life , with and into the Company, with the Company continuing as the surviving entity.
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor Company		Predecessor Company
	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Cash paid (received) during the year for:
Interest paid on debt	$95,095	$75,322	$5,411	$121,327
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(2,596)	(15,669)	(10)	(6,106)
Noncash investing and financing activities:
Stock-based compensation	—	—	1,550	13,902
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
In connection with the Golden Gate financing transaction, the Company entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate. The agreements obligate the Company to reimburse Golden Gate for other-than-temporary impairment losses on certain asset portfolios above a specified amount and to the extent of any reduction in the reinsurance premiums received by Golden Gate due to an increase in the premium rates charged to PLICO under its third party yearly renewable term reinsurance agreements. Each of these agreements expires on January 15, 2034.
As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company included in its balance sheets a combined liability for these agreements of $48.9 million and $18.2 million, respectively. During the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), the Company included in its statements of income unrealized losses of $29.3 million, unrealized gains of $3.8 million, unrealized losses of $15.9 million, and unrealized losses of $4.1 million, respectively.

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders' Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2016:
Life Marketing	$1,218,944	$14,595,370	$119	$426,422	$972,247	$525,495	$1,267,844	$130,708	$177,498	$122
Acquisitions	106,532	14,693,744	2,734	4,247,081	832,083	764,571	1,232,141	8,178	118,056	18,818
Annuities	655,618	1,097,973	—	7,059,060	146,458	322,608	214,100	(11,031)	140,409	—
Stable Value Products	5,455	—	—	3,501,636	—	107,010	41,736	1,176	3,033	—
Asset Protection	33,280	60,790	844,919	—	128,687	22,082	106,668	20,033	125,957	121,821
Corporate and Other	—	63,208	723	75,301	13,740	200,690	17,946	—	295,498	13,689
Total	$2,019,829	$30,511,085	$848,495	$15,309,500	$2,093,215	$1,942,456	$2,880,435	$149,064	$860,451	$154,450
February 1, 2015 to December 31, 2015
Life Marketing	$1,119,515	$13,869,102	$135	$371,618	$882,171	$446,439	$1,109,840	$107,811	$165,317	$148
Acquisitions	(178,662)	14,508,877	3,082	4,254,579	690,741	639,422	1,067,482	2,035	89,960	32,134
Annuities	578,742	1,196,131	—	7,090,171	138,146	297,114	226,824	(41,071)	125,946	—
Stable Value Products	2,357	—	—	2,131,822	—	78,459	19,348	43	2,620	—
Asset Protection	36,856	61,291	719,516	—	128,338	17,459	101,881	25,211	113,974	121,427
Corporate and Other	—	68,496	803	73,066	13,676	154,055	14,568	27	179,011	13,583
Total	$1,558,808	$29,703,897	$723,536	$13,921,256	$1,853,072	$1,632,948	$2,539,943	$94,056	$676,828	$167,292

Predecessor Company
For The Year Ended December 31, 2014:
Life Marketing	$1,973,156	$14,077,360	$722,880	$349,698	$854,186	$554,004	$1,075,386	$175,807	$169,373	$151
Acquisitions	600,482	14,740,562	3,473	4,770,181	772,020	874,653	1,247,836	60,031	122,349	35,857
Annuities	684,574	1,015,928	120,850	7,190,908	149,825	465,845	316,449	(4,651)	118,632	—
Stable Value Products	621	—	—	1,959,488	—	107,170	35,559	380	1,413	—
Asset Protection	35,418	47,376	675,984	—	131,678	22,703	96,379	25,257	121,895	123,413
Corporate and Other	319	63,664	890	70,267	16,462	173,349	20,001	485	237,702	16,389
Total	$3,294,570	$29,944,890	$1,524,077	$14,340,542	$1,924,171	$2,197,724	$2,791,610	$257,309	$771,364	$175,810

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Excludes Life Insurance

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(continued)

Segment	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Life Marketing	$84,926	$47,460	$123,179	$4,813	$18,705	$12
Acquisitions	62,343	71,088	101,926	5,033	9,041	2,133
Annuities	12,473	37,189	30,613	(7,706)	9,926	—
Stable Value Products	—	6,888	2,255	25	79	—
Asset Protection	10,825	1,878	7,592	1,820	10,121	10,172
Corporate and Other	1,343	10,677	1,722	87	20,496	1,346
Total	$171,910	$175,180	$267,287	$4,072	$68,368	$13,663

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Excludes Life Insurance

SCHEDULE IV—REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Successor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2016:
Life insurance in-force	$739,248,680	$(348,994,650)	$116,265,430	$506,519,460		23.0%
Premiums and policy fees:
Life insurance	2,610,682	(1,126,915)	454,999	1,938,766	(1)	23.5%
Accident/health insurance	58,076	(36,935)	17,439	38,580		45.2
Property and liability insurance	261,009	(150,866)	5,726	115,869		4.9
Total	$2,929,767	$(1,314,716)	$478,164	$2,093,215
February 1, 2015 to December 31, 2015
Life insurance in-force	$727,705,256	$(368,142,294)	$39,546,742	$399,109,704		9.9%
Premiums and policy fees:
Life insurance	2,360,643	(983,143)	308,280	1,685,780	(1)	18.3%
Accident/health insurance	70,243	(36,871)	18,252	51,624		35.4
Property and liability insurance	243,728	(134,964)	6,904	115,668		6.0
Total	$2,674,614	$(1,154,978)	$333,436	$1,853,072

Predecessor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
January 1, 2015 to January 31, 2015(2)
Premiums and policy fees:
Life insurance	204,185	(74,539)	28,601	158,247	(1)	18.1%
Accident/health insurance	6,846	(4,621)	1,809	4,034		44.8
Property and liability insurance	19,759	(10,796)	666	9,629		6.9
Total	$230,790	$(89,956)	$31,076	$171,910
For The Year Ended December 31, 2014:
Life insurance in-force	$721,036,332	$(388,890,060)	$43,237,358	$375,383,630		11.5%
Premiums and policy fees:
Life insurance	2,603,956	(1,205,528)	349,934	1,748,362	(1)	20.0%
Accident/health insurance	81,037	(42,741)	20,804	59,100		35.2
Property and liability insurance	233,362	(125,328)	8,675	116,709		7.4
Total	$2,918,355	$(1,373,597)	$379,413	$1,924,171

(1)
Includes annuity policy fees of $160.4 million, $152.8 million $13.9 million, and $167.1 million for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), respectively.

(2)
January 31, 2015 (Predecessor Company) balance sheet information is not presented in our consolidated financial statements, therefore January 31, 2015 Life Insurance In-Force has been omitted from this schedule.

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Successor Company
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2016
Allowance for losses on commercial mortgage loans	$—	$(4,682)	$—	$5,406	$724
As of December 31, 2015
Allowance for losses on commercial mortgage loans	$—	$2,561	$—	$(2,561)	$—

Predecessor Company
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of January 31, 2015
Allowance for losses on commercial mortgage loans	$5,720	$(2,359)	$—	$(861)	$2,500

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

*3(a)
Certificate of Incorporation of the Company effective as of February 1, 2015, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed February 26, 2015 (No. 001-11339).

*3(b)
Amended and Restated Bylaws of the Company effective as of January 4, 2016, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed February 25, 2016 (No. 001-11339).

*4(a)	Reference is made to Exhibit 3(a) above (No. 001-11339).

*4(b)	Reference is made to Exhibit 3(b) above (No. 001-11339).

*4(c)(1)
Senior Indenture, dated as of June 1, 1994, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4(g) to the Company's Current Report on Form 8-K filed July 1, 1994 (No. 000-09924).

*4(c)(2)
Supplemental Indenture No. 11, dated as of December 11, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 7, 2007 (No. 001-11339).

*4(c)(3)
Supplemental Indenture No. 12, dated as of October 9, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 9, 2009 (No. 001-11339).

*4(c)(4)
Supplemental Indenture No. 13, dated as of October 9, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 9, 2009 (No. 001-11339).

*4(d)(1)
Subordinated Indenture, dated as of June 1, 1994, between the Company and AmSouth Bank, as Trustee, filed as Exhibit 4(h) to the Company's Current Report on Form 8-K filed June 17, 1994 (No. 000-09924).

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

*10(a)(1)†
The Company's Excess Benefit Plan, Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).

*10(a)(2)†	Amendment to the Company's Excess Benefit Plan dated April 17, 2014, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).

10(a)(3)†	2016 Amendment to the Company's Excess Benefit Plan dated December 19, 2016, filed herewith.

*10(a)(4)†
Excess Benefit Plan Settlement Agreement, between the Company and John D. Johns, dated September 30, 2016, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 7, 2016 (No. 001-11339).

*10(b)†	2016 Annual Incentive Plan of the Company, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

Exhibit Number
*10(c)(1)†	2016 Parent-Based Award Provisions of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(c)(2)†	2015 Parent Stock-Based Award Provisions of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(d)(1)†	2016 Performance Units Provisions (for key officers) of the Company, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(d)(2)†	2015 Performance Units Provisions (for key officers) of the Company, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(e)(1)†	2016 Performance Units Provisions of the Company, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(e)(2)†	2015 Performance Units Provisions of the Company, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(f)(1)†	2016 Restricted Units Provisions of the Company, filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(f)(2)†	Amended 2015 Restricted Units Provisions of the Company, filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(g)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997 (No. 001-12332).

*10(h)†	Form of the Company's Director Indemnity Agreement, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 5, 2010 (No. 001-11339).

*10(i)†	Employment Agreement, dated June 3, 2014, between the Company and John D. Johns, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

10(j)†	Transition Letter Agreement, dated December 30, 2016, between the Company and Deborah J. Long, filed herewith.

*10(k)(1)†	Form of Employment Agreement between the Company and Executive Vice President, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(k)(2)†	Form of Employment Agreement between the Company and Senior Vice President, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(l)†
The Company's Deferred Compensation Plan for Officers, as Amended and Restated as of August 1, 2016, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 5, 2016 (No.001-11339).

*10(m)
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

*10(n)
Second Amended and Restated Lease Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

*10(o)
Second Amended and Restated Investment and Participation Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

*10(p)
Second Amended and Restated Guaranty dated December 19, 2013 by the Company in favor of Wachovia Development Corporation, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

Exhibit Number
*10(q)
Amended and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to Protective Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 (No. 001-131901).

*10(r)
Third Amended and Restated Reimbursement Agreement dated as of June 25, 2014 between Golden Gate III Vermont Captive Insurance Company and USB AG, Stamford Branch, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).±

*10(s)
Second Amended and Restated Guarantee Agreement dated as of August 7, 2013 between the Company and UBS AG, Stamford Branch, filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q filed November 4, 2013 (No. 001-11339).

*10(t)
Stock Purchase Agreement by and among RBC Insurance Holdings (USA) Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (soley for purposes of Sections 5.14-5.17 and Articles 7, 8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed October 28, 2010 (No. 001-11339).

*10(u)
Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No. 001-11339).±

*10(v)
Letter of Guaranty, dated as of December 10, 2010, between Protective Life Corporation and UBS AG, Stamford Branch, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No. 001-11339).±

*10(w)
Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10 to the Company's Current Report on Form 8-K/A filed August 5, 2011 (No. 001-11339).

*10(x)
Master Agreement by and among Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, dated as of September 30, 2015, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 6, 2015 (No. 001-11339).

14(a)	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 13, 2016, filed herewith.

*14(b)
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

101
Financial statements from the annual report on Form 10-K of Protective Life Corporation for the year ended December 31, 2016, filed on February 24, 2017, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii), the Consolidated Balance Sheets, (iv) Consolidated Statements of Shareowner's Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
Steven G. Walker Executive Vice President, Controller and Chief Financial Officer
February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2017
JOHN D. JOHNS

/s/ RICHARD J. BIELEN	President, Chief Operating Officer and Director	February 24, 2017
RICHARD J. BIELEN

/s/ STEVEN G. WALKER	Executive Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017
STEVEN G. WALKER

*	Director	February 24, 2017
SHINICHI AIZAWA

*	Director	February 24, 2017
VANESSA LEONARD

*	Director	February 24, 2017
JOHN J. MCMAHON, JR.

*	Director	February 24, 2017
UNGYONG SHU

*	Director	February 24, 2017
JESSE J. SPIKES

*	Director	February 24, 2017
WILLIAM A. TERRY

*	Director	February 24, 2017
SHIGEO TSUYUKI

*	Director	February 24, 2017
W. MICHAEL WARREN, JR.

*John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. JOHNS
JOHN D. JOHNS Attorney-in-fact