Form 10-Q
period 2017-09-30
PROTECTIVE LIFE CORP
filed 2017-11-14
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of October 21, 2017:  1,000

PROTECTIVE LIFE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$855,088	$834,544	$2,583,813	$2,545,287
Reinsurance ceded	(325,120)	(322,229)	(984,094)	(969,161)
Net of reinsurance ceded	529,968	512,315	1,599,719	1,576,126
Net investment income	507,914	482,729	1,522,098	1,446,306
Realized investment gains (losses):
Derivative financial instruments	(82,341)	116	(260,407)	(156,749)
All other investments	18,150	24,152	94,708	194,663
Other-than-temporary impairment losses	(366)	(1,898)	(3,124)	(10,194)
Portion recognized in other comprehensive income (before taxes)	93	(1,410)	(7,765)	3,302
Net impairment losses recognized in earnings	(273)	(3,308)	(10,889)	(6,892)
Other income	110,970	107,642	331,523	313,506
Total revenues	1,084,388	1,123,646	3,276,752	3,366,960
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2017 - $256,703; 2016 - $279,109; nine months: 2017 - $806,314; 2016 - $855,276)	743,934	733,051	2,205,937	2,161,293
Amortization of deferred policy acquisition costs and value of business acquired	3,991	43,392	47,612	94,899
Other operating expenses, net of reinsurance ceded: (three months: 2017 - $57,293; 2016 - $49,073; nine months: 2017 - $161,615; 2016 - $148,334)	225,613	214,124	674,236	637,186
Total benefits and expenses	973,538	990,567	2,927,785	2,893,378
Income before income tax	110,850	133,079	348,967	473,582
Income tax expense	28,308	39,785	106,743	152,820
Net income	$82,542	$93,294	$242,224	$320,762

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Net income	$82,542	$93,294	$242,224	$320,762
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2017 - $54,464; 2016 - $106,841; nine months: 2017 - $295,743; 2016 - $657,352)	101,148	198,419	549,234	1,220,796
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2017 - $(146); 2016 - $575; nine months: 2017 - $631; 2016 - $(6,041))	(271)	1,068	1,174	(11,219)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2017 - $452; 2016 - $1,278; nine months: 2017 - $3,837; 2016 - $(106))	839	2,374	7,125	(198)
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2017 - $445; 2016 - $0; nine months: 2017 - $19; 2016 - $0)	828	—	36	—
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2017 - $14; 2016 - $0; nine months: 2017 - $139; 2016 - $0)	24	—	257	—
Change in postretirement benefits liability adjustment, net of income tax: (three months: 2017 - $0; 2016 - $(874); nine months: 2017 - $0; 2016 - $(874))	—	(1,624)	—	(1,624)
Total other comprehensive income	102,568	200,237	557,826	1,207,755
Total comprehensive income	$185,110	$293,531	$800,050	$1,528,517

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	September 30, 2017	December 31, 2016
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2017 - $41,090,638 ; 2016 - $39,832,724)	$40,777,816	$38,183,337
Fixed maturities, at amortized cost (fair value: 2017 - $2,796,603; 2016 - $2,733,340)	2,730,995	2,770,177
Equity securities, at fair value (cost: 2017 - $763,914; 2016 - $768,423)	781,537	754,489
Mortgage loans (related to securitizations: 2017 - $245,202; 2016 - $277,964)	6,528,890	6,132,125
Investment real estate, net of accumulated depreciation (2017 - $113; 2016 - $252)	4,572	8,060
Policy loans	1,625,960	1,650,240
Other long-term investments	1,113,937	865,304
Short-term investments	527,179	332,431
Total investments	54,090,886	50,696,163
Cash	257,562	348,182
Accrued investment income	496,876	482,388
Accounts and premiums receivable	127,007	118,303
Reinsurance receivables	5,191,229	5,323,846
Deferred policy acquisition costs and value of business acquired	2,158,816	2,019,829
Goodwill	793,470	793,470
Other intangibles, net of accumulated amortization (2017 - $126,709; 2016 - $79,226)	673,588	688,083
Property and equipment, net of accumulated depreciation (2017 - $20,185; 2016 - $17,450)	109,671	106,111
Other assets	218,876	170,004
Income tax receivable	99,370	116,823
Assets related to separate accounts
Variable annuity	13,763,971	13,244,252
Variable universal life	996,375	895,925
Total assets	$78,977,697	$75,003,379

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	As of
	September 30, 2017	December 31, 2016
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,801,511	$30,511,085
Unearned premiums	871,591	848,495
Total policy liabilities and accruals	31,673,102	31,359,580
Stable value product account balances	4,793,890	3,501,636
Annuity account balances	10,813,795	10,642,115
Other policyholders’ funds	1,265,500	1,165,749
Other liabilities	2,579,308	1,924,155
Deferred income taxes	1,987,582	1,599,764
Non-recourse funding obligations	2,759,640	2,796,474
Secured financing liabilities	599,556	797,721
Debt	1,122,000	1,163,285
Subordinated debt securities	495,255	441,202
Liabilities related to separate accounts
Variable annuity	13,763,971	13,244,252
Variable universal life	996,375	895,925
Total liabilities	72,849,974	69,531,858
Commitments and contingencies - Note 11
Shareowner’s equity
Common Stock: 2017 and 2016 - $0.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,554,059	5,554,059
Retained earnings	670,361	571,985
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax: (2017 - $(53,167); 2016 - $(349,541))	(98,739)	(649,147)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2017 - $(27); 2016 - $(3,864))	(50)	(7,175)
Accumulated gain (loss) - derivatives, net of income tax: (2017 - $549; 2016 - $391)	1,020	727
Postretirement benefits liability adjustment, net of income tax: (2017 - $578; 2016 - $578)	1,072	1,072
Total shareowner’s equity	6,127,723	5,471,521
Total liabilities and shareowner’s equity	$78,977,697	$75,003,379

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2016	$—	$5,554,059	$571,985	$(654,523)	$5,471,521
Net income for the nine months ended September 30, 2017			242,224		242,224
Other comprehensive income				557,826	557,826
Comprehensive income for the nine months ended September 30, 2017					800,050
Dividends to parent			(143,848)		(143,848)
Balance, September 30, 2017	$—	$5,554,059	$670,361	$(96,697)	$6,127,723

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30,
	2017	2016
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$242,224	$320,762
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	176,588	(31,022)
Amortization of DAC and VOBA	47,612	94,899
Capitalization of DAC	(249,640)	(244,252)
Depreciation and amortization expense	49,227	42,520
Deferred income tax	86,463	201,466
Accrued income tax	17,453	(152,402)
Interest credited to universal life and investment products	507,229	532,998
Policy fees assessed on universal life and investment products	(1,004,829)	(935,702)
Change in reinsurance receivables	132,617	101,284
Change in accrued investment income and other receivables	(17,550)	(44,655)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(273,640)	(159,533)
Trading securities:
Maturities and principal reductions of investments	131,563	93,397
Sale of investments	195,733	390,412
Cost of investments acquired	(277,423)	(438,886)
Other net change in trading securities	17,741	47,879
Amortization of premiums and accretion of discounts on investments and mortgage loans	232,939	308,249
Change in other liabilities	36,239	338,199
Other, net	(58,308)	(110,243)
Net cash (used in) provided by operating activities	$(7,762)	$355,370

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Nine Months Ended September 30,
	2017	2016
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$541,155	$984,707
Sale of investments, available-for-sale	1,302,576	1,544,558
Cost of investments acquired, available-for-sale	(3,248,911)	(3,962,879)
Change in investments, held-to-maturity	36,000	(2,185,000)
Mortgage loans:
New lendings	(1,081,226)	(944,025)
Repayments	644,189	648,109
Change in investment real estate, net	3,679	2,905
Change in policy loans, net	24,280	43,425
Change in other long-term investments, net	(282,506)	(104,543)
Change in short-term investments, net	(203,169)	51,960
Net unsettled security transactions	349,544	52,292
Purchase of property, equipment, and intangibles	(34,229)	(15,607)
Amounts received from reinsurance transaction	—	325,800
Net cash used in investing activities	$(1,948,618)	$(3,558,298)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	$975,000	$220,000
Principal payments on line of credit arrangement and debt	(934,123)	(373,074)
Issuance (repayment) of non-recourse funding obligations	(36,000)	2,098,700
Secured financing liabilities	(198,165)	(218,728)
Dividends to shareowner	(143,848)	(89,343)
Investment product deposits and change in universal life deposits	3,901,051	3,509,315
Investment product withdrawals	(1,698,062)	(1,718,670)
Other financing activities, net	(93)	—
Net cash provided by financing activities	$1,865,760	$3,428,200
Change in cash	(90,620)	225,272
Cash at beginning of period	348,182	396,072
Cash at end of period	$257,562	$621,344

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017. The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to the Company's accounting policies during the nine months ended September 30, 2017.
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

Accounting Pronouncements Not Yet Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The Company will adopt this Update using the modified retrospective approach via a cumulative effect adjustment to retained earnings as of January 1, 2018. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, will impact some of the Company's smaller lines of business, specifically revenues at the Company's affiliated broker dealers and insurance agency, and certain revenues associated with the Company's Asset Protection products. However, the cumulative effect adjustment related to the Company's adoption of the revised guidance is limited to the Company's Asset Protection segment. Based on its current projections, the Company estimates that the cumulative effect adjustment as of January 1, 2018 will result in a decrease in retained earnings between $72 million and $82 million. Several application questions remain outstanding, most notably interpretive positions regarding the Update's application to certain of the Company's warranty products. The Company will also implement minor changes to its accounting and disclosures with respect to the non-insurance lines of business referenced above to ensure compliance with the revised guidance.
    ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017 and will be applied on a modified retrospective basis. The Company will record a cumulative-effect adjustment at the date of adoption (January 1, 2018) transferring unrealized gains and losses on available-for-sale equity securities to retained earnings from accumulated other comprehensive income. The impact of this adjustment (had it been recorded on September 30, 2017), net of income tax, would have resulted in a $11.5 million increase to retained earnings. The Company expects to complete its review of applicable policies and procedures to ensure compliance with the revised guidance.

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

ASU No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update are designed to permit hedge accounting to be applied to a broader range of hedging strategies as well as to more closely align hedge accounting and risk management objectives. Specific provisions include requiring changes in the fair value of a hedging instrument be recorded in the same income statement line as the hedged item when it affects earnings. In addition, after a hedge has initially qualified as an effective hedge the Update permits the use of a qualitative hedge effectiveness test in subsequent periods. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact this standard will have on its operations and financial results.

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
Summarized financial information for the Closed Block as of September 30, 2017, and December 31, 2016, is as follows:

	As of
	September 30, 2017	December 31, 2016
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,814,527	$5,896,355
Policyholder dividend obligation	136,004	31,932
Other liabilities	76,176	40,007
Total closed block liabilities	6,026,707	5,968,294
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,549,322	$4,440,105
Mortgage loans on real estate	130,521	201,088
Policy loans	707,293	712,959
Cash	148,612	108,270
Other assets	141,740	135,794
Total closed block assets	5,677,488	5,598,216
Excess of reported closed block liabilities over closed block assets	349,219	370,078
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $(55,231) and $(197,450); and net of income tax: $19,331 and $69,107	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$349,219	$370,078
Reconciliation of the policyholder dividend obligation is as follows:

	For The Nine Months Ended September 30,
	2017	2016
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$31,932	$—
Applicable to net revenue (losses)	(38,147)	(36,707)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	142,219	300,814
Policyholder dividend obligation, end of period	$136,004	$264,107

Closed Block revenues and expenses were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and other income	$40,962	$44,043	$128,697	$135,282
Net investment income	50,780	53,582	153,481	156,458
Net investment gains	341	326	448	963
Total revenues	92,083	97,951	282,626	292,703
Benefits and other deductions
Benefits and settlement expenses	81,721	88,143	249,319	260,227
Other operating expenses	621	537	1,216	2,214
Total benefits and other deductions	82,342	88,680	250,535	262,441
Net revenues before income taxes	9,741	9,271	32,091	30,262
Income tax expense	3,409	3,245	11,232	10,591
Net revenues	$6,332	$6,026	$20,859	$19,671
4.     INVESTMENT OPERATIONS
Net realized gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Fixed maturities	$1,042	$1,665	$10,482	$24,116
Equity securities	(352)	—	(1,398)	36
Impairments	(273)	(3,308)	(10,889)	(6,892)
Modco trading portfolio	19,399	23,995	93,181	178,353
Other investments	(1,939)	(1,508)	(7,557)	(7,842)
Total realized gains (losses) - investments	$17,877	$20,844	$83,819	$187,771

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities, equity securities, and short-term investments) are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Gross realized gains	$1,933	$3,223	$14,968	$31,023
Gross realized losses:
Impairment losses	$(273)	$(3,308)	$(10,889)	$(6,892)
Other realized losses	$(1,243)	$(1,558)	$(5,884)	$(6,871)
The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$121,459	$167,272	$566,064	$990,066
Gains realized	$1,933	$3,223	$14,967	$31,023

Securities in an unrealized loss position(1):
Fair value (proceeds)	$37,186	$7,105	$121,450	$67,688
Losses realized	$(1,243)	$(1,558)	$(5,884)	$(6,871)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$2,187,460	$22,141	$(17,347)	$2,192,254	$16
Commercial mortgage-backed securities	1,939,832	6,167	(24,570)	1,921,429	—
Other asset-backed securities	1,186,463	17,692	(13,488)	1,190,667	—
U.S. government-related securities	1,317,910	1,256	(26,333)	1,292,833	—
Other government-related securities	253,026	8,145	(6,835)	254,336	—
States, municipals, and political subdivisions	1,756,865	6,416	(59,272)	1,704,009	(93)
Corporate securities	29,673,641	480,875	(705,147)	29,449,369	—
Preferred stock	94,362	376	(2,898)	91,840	—
	38,409,559	543,068	(855,890)	38,096,737	(77)
Equity securities	758,804	24,914	(7,291)	776,427	—
Short-term investments	482,923	—	—	482,923	—
	$39,651,286	$567,982	$(863,181)	$39,356,087	$(77)

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,913,413	$10,737	$(25,667)	$1,898,483	$(9)
Commercial mortgage-backed securities	1,850,620	2,528	(41,678)	1,811,470	—
Other asset-backed securities	1,210,490	21,741	(20,698)	1,211,533	—
U.S. government-related securities	1,308,192	422	(40,455)	1,268,159	—
Other government-related securities	253,182	1,536	(14,797)	239,921	—
States, municipals, and political subdivisions	1,760,837	1,224	(105,558)	1,656,503	—
Corporate securities	28,801,768	153,715	(1,583,918)	27,371,565	(11,030)
Preferred stock	94,362	—	(8,519)	85,843	—
	37,192,864	191,903	(1,841,290)	35,543,477	(11,039)
Equity securities	761,340	7,751	(21,685)	747,406	—
Short-term investments	279,782	—	—	279,782	—
	$38,233,986	$199,654	$(1,862,975)	$36,570,665	$(11,039)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.
     As of September 30, 2017 and December 31, 2016, the Company had an additional $2.7 billion and $2.6 billion of fixed maturities, $5.1 million and $7.1 million of equity securities, and $44.3 million and $52.6 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of September 30, 2017, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$777,460	$778,156	$—	$—
Due after one year through five years	6,292,741	6,325,294	—	—
Due after five years through ten years	7,685,870	7,718,256	—	—
Due after ten years	23,653,488	23,275,031	2,730,995	2,796,603
	$38,409,559	$38,096,737	$2,730,995	$2,796,603
The chart below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed or equity maturities.

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2017			2017
	Fixed Maturities	Equity Securities	Total Securities	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
Other-than-temporary impairments	$(366)	$—	$(366)	$(494)	$(2,630)	$(3,124)
Non-credit impairment losses recorded in other comprehensive income	93	—	93	(7,765)	—	$(7,765)
Net impairment losses recognized in earnings	$(273)	$—	$(273)	$(8,259)	$(2,630)	$(10,889)

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2016			2016
	Fixed Maturities	Equity Securities	Total Securities	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
Other-than-temporary impairments	$(1,898)	$—	$(1,898)	$(10,194)	$—	$(10,194)
Non-credit impairment losses recorded in other comprehensive income	(1,410)	—	(1,410)	3,302	—	3,302
Net impairment losses recognized in earnings	$(3,308)	$—	$(3,308)	$(6,892)	$—	$(6,892)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and nine months ended September 30, 2017 and 2016.
     The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Beginning balance	$2,783	$964	$12,685	$22,761
Additions for newly impaired securities	266	1,721	266	4,777
Additions for previously impaired securities	6	1,521	2,791	2,046
Reductions for previously impaired securities due to a change in expected cash flows	(37)	(4)	(12,724)	(22,763)
Reductions for previously impaired securities that were sold in the current period	(600)	—	(600)	(2,619)
Ending balance	$2,418	$4,202	$2,418	$4,202
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,044,494	$(15,210)	$88,573	$(2,137)	$1,133,067	$(17,347)
Commercial mortgage-backed securities	1,282,643	(19,936)	159,684	(4,634)	1,442,327	(24,570)
Other asset-backed securities	202,097	(5,064)	170,747	(8,424)	372,844	(13,488)
U.S. government-related securities	1,090,531	(21,099)	85,948	(5,234)	1,176,479	(26,333)
Other government-related securities	44,015	(287)	84,524	(6,548)	128,539	(6,835)
States, municipalities, and political subdivisions	819,311	(22,392)	615,181	(36,880)	1,434,492	(59,272)
Corporate securities	7,825,478	(151,509)	8,487,852	(553,638)	16,313,330	(705,147)
Preferred stock	52,294	(806)	28,846	(2,092)	81,140	(2,898)
Equities	108,502	(2,245)	55,006	(5,046)	163,508	(7,291)
	$12,469,365	$(238,548)	$9,776,361	$(624,633)	$22,245,726	$(863,181)
RMBS and CMBS had gross unrealized losses greater than twelve months of $2.1 million and $4.6 million, respectively, as of September 30, 2017. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $8.4 million as of September 30, 2017. This category predominately includes student loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The other government-related securities had gross unrealized losses greater than twelve months of $6.5 million as of September 30, 2017. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $36.9 million as of September 30, 2017. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $553.6 million as of September 30, 2017. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
     As of September 30, 2017, the Company had a total of 1,742 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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
The other asset-backed securities had a gross unrealized loss greater than twelve months of $11.4 million as of December 31, 2016. This category predominately includes student loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the FFELP. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
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
     As of September 30, 2017, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.9 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the Company held $240.7 million of securities which were rated below investment grade. Approximately $338.4 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Fixed maturities	$168,062	$295,651	$868,767	$1,777,330
Equity securities	(891)	(1,691)	20,512	7,749

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of September 30, 2017 and December 31, 2016, are as follows:

As of September 30, 2017	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$690,995	$—	$(17,305)	$673,690	$—
Steel City LLC	2,040,000	82,913	—	2,122,913	—
	$2,730,995	$82,913	$(17,305)	$2,796,603	$—

As of December 31, 2016	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$654,177	$—	$(67,222)	$586,955	$—
Steel City LLC	2,116,000	30,385	—	2,146,385	—
	$2,770,177	$30,385	$(67,222)	$2,733,340	$—
During the three and nine months ended September 30, 2017 and 2016, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $82.9 million of gross unrecognized holding gains and $17.3 million of gross unrecognized holding losses by maturity as of September 30, 2017. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities ("VIE's"). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
Based on this analysis, the Company had an interest in two subsidiaries as of September 30, 2017 and December 31, 2016, Red Mountain LLC ("Red Mountain") and Steel City LLC ("Steel City"), that were determined to be VIEs.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the "Red Mountain Note") to Golden Gate V. For details of this transaction, see Note 10, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The

Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of September 30, 2017, no payments have been made or required related to this guarantee.
Steel City, a wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company, in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 10, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of September 30, 2017, no payments have been made or required related to this guarantee.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,192,254	$—	$2,192,254
Commercial mortgage-backed securities	—	1,921,429	—	1,921,429
Other asset-backed securities	—	637,518	553,149	1,190,667
U.S. government-related securities	1,009,225	283,608	—	1,292,833
State, municipalities, and political subdivisions	—	1,704,009	—	1,704,009
Other government-related securities	—	254,336	—	254,336
Corporate securities	—	28,824,816	624,553	29,449,369
Preferred stock	72,942	18,898	—	91,840
Total fixed maturity securities - available-for-sale	1,082,167	35,836,868	1,177,702	38,096,737
Fixed maturity securities - trading
Residential mortgage-backed securities	—	262,062	—	262,062
Commercial mortgage-backed securities	—	145,653	—	145,653
Other asset-backed securities	—	107,123	35,490	142,613
U.S. government-related securities	21,589	6,125	—	27,714
State, municipalities, and political subdivisions	—	321,001	—	321,001
Other government-related securities	—	64,067	—	64,067
Corporate securities	—	1,709,216	5,524	1,714,740
Preferred stock	3,229	—	—	3,229
Total fixed maturity securities - trading	24,818	2,615,247	41,014	2,681,079
Total fixed maturity securities	1,106,985	38,452,115	1,218,716	40,777,816
Equity securities	715,339	36	66,162	781,537
Other long-term investments(1)	61,072	380,512	130,352	571,936
Short-term investments	421,408	105,771	—	527,179
Total investments	2,304,804	38,938,434	1,415,230	42,658,468
Cash	257,562	—	—	257,562
Other assets	29,927	—	—	29,927
Assets related to separate accounts
Variable annuity	13,763,971	—	—	13,763,971
Variable universal life	996,375	—	—	996,375
Total assets measured at fair value on a recurring basis	$17,352,639	$38,938,434	$1,415,230	$57,706,303
Liabilities:
Annuity account balances (2)	$—	$—	$85,028	$85,028
Other liabilities(1)	23,775	206,307	736,413	966,495
Total liabilities measured at fair value on a recurring basis	$23,775	$206,307	$821,441	$1,051,523

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,898,480	$3	$1,898,483
Commercial mortgage-backed securities	—	1,811,470	—	1,811,470
Other asset-backed securities	—	648,929	562,604	1,211,533
U.S. government-related securities	1,002,020	266,139	—	1,268,159
State, municipalities, and political subdivisions	—	1,656,503	—	1,656,503
Other government-related securities	—	239,921	—	239,921
Corporate securities	—	26,707,519	664,046	27,371,565
Preferred stock	66,781	19,062	—	85,843
Total fixed maturity securities - available-for-sale	1,068,801	33,248,023	1,226,653	35,543,477
Fixed maturity securities - trading
Residential mortgage-backed securities	—	255,027	—	255,027
Commercial mortgage-backed securities	—	149,683	—	149,683
Other asset-backed securities	—	115,521	84,563	200,084
U.S. government-related securities	22,424	4,537	—	26,961
State, municipalities, and political subdivisions	—	316,519	—	316,519
Other government-related securities	—	63,012	—	63,012
Corporate securities	—	1,619,097	5,492	1,624,589
Preferred stock	3,985	—	—	3,985
Total fixed maturity securities - trading	26,409	2,523,396	90,055	2,639,860
Total fixed maturity securities	1,095,210	35,771,419	1,316,708	38,183,337
Equity securities	685,443	36	69,010	754,489
Other long-term investments(1)	82,420	335,498	124,325	542,243
Short-term investments	328,829	3,602	—	332,431
Total investments	2,191,902	36,110,555	1,510,043	39,812,500
Cash	348,182	—	—	348,182
Other assets	23,830	—	—	23,830
Assets related to separate accounts
Variable annuity	13,244,252	—	—	13,244,252
Variable universal life	895,925	—	—	895,925
Total assets measured at fair value on a recurring basis	$16,704,091	$36,110,555	$1,510,043	$54,324,689
Liabilities:
Annuity account balances(2)	$—	$—	$87,616	$87,616
Other liabilities(1)	13,004	163,974	571,843	748,821
Total liabilities measured at fair value on a recurring basis	$13,004	$163,974	$659,459	$836,437

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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2017.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2017, the Company held $5.3 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of September 30, 2017, the Company held $588.6 million of Level 3 ABS, which included $553.1 million of other asset-backed securities classified as available-for-sale and $35.5 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of September 30, 2017, the Company classified approximately $33.2 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of September 30, 2017, the Company classified approximately $630.1 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of September 30, 2017, the Company held approximately $66.2 million of equity securities classified as Level 2 and Level 3. Of this total, $65.5 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 6, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2017, 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The fair value of the GLWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios along with policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 91.1% - 106.6%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
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
The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables modified with company experience, with attained age factors varying from 34% - 152%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of September 30, 2017, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $218.8 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of September 30, 2017 is $85.0 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$553,005	Liquidation	Liquidation value	$90 - $97 ($95.02)
		Discounted cash flow	Liquidity premium	0.51% - 1.29% (0.96%)
			Paydown rate	10.75% - 12.75% (11.34%)
Corporate securities	615,576	Discounted cash flow	Spread over treasury	0.35% - 4.35% (1.57%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$131,276	Actuarial cash flow model	Mortality	91.1% to 106.6%
Ruark 2015 ALB table
			Lapse	0.3% - 15%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have a one-
time over-utilization of 400%
			Nonperformance risk	0.12% - 0.86%
Embedded derivative - FIA	197,378	Actuarial cash flow model	Expenses	$146 per policy
			Asset Earned Rate	4.08% - 4.66%
			Withdrawal rate	1.5% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	1994 MGDB table with company
experience
			Lapse	1.0% - 30.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.12% - 0.86%
Embedded derivative - IUL	69,081	Actuarial cash flow model	Mortality	34% - 152% of 2015
VBT Primary Tables
			Lapse	0.5% - 10%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.12% - 0.86%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of September 30, 2017, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $50.6 million of financial instruments being classified as Level 3 as of September 30, 2017. Of the $50.6 million, $35.6 million are other asset-backed securities, $14.5 million are corporate securities, and $0.5 million are equity securities.
In certain cases, the Company has determined that book value materially approximates fair value. As of September 30, 2017, the Company held $65.7 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

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
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2016, the Company held $65.9 million of financial instruments where book value approximates fair value which were predominantly FHLB stock.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2017, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$11,862	$—	$83	$—	$—	$—	$—	$—	$—	$(11,944)	$(1)	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	552,963	—	1,682	—	(2,285)	100	(109)	—	—	—	798	553,149	—
Corporate securities	662,654	—	8,301	—	(2,222)	5,071	(42,242)	—	—	(5,486)	(1,523)	624,553	—
Total fixed maturity securities - available-for-sale	1,227,479	—	10,066	—	(4,507)	5,171	(42,351)	—	—	(17,430)	(726)	1,177,702	—
Fixed maturity securities - trading
Other asset-backed securities	54,923	—	—	(353)	—	—	(19,188)	—	—	—	108	35,490	(209)
Corporate securities	5,520	27	—	—	—	—	—	—	—	—	(23)	5,524	27
Total fixed maturity securities - trading	60,443	27	—	(353)	—	—	(19,188)	—	—	—	85	41,014	(182)
Total fixed maturity securities	1,287,922	27	10,066	(353)	(4,507)	5,171	(61,539)	—	—	(17,430)	(641)	1,218,716	(182)
Equity securities	66,300	—	31	—	—	—	(169)	—	—	—	—	66,162	1
Other long-term investments(1)	120,023	10,331	—	(2)	—	—	—	—	—	—	—	130,352	10,329
Total investments	1,474,245	10,358	10,097	(355)	(4,507)	5,171	(61,708)	—	—	(17,430)	(641)	1,415,230	10,148
Total assets measured at fair value on a recurring basis	$1,474,245	$10,358	$10,097	$(355)	$(4,507)	$5,171	$(61,708)	$—	$—	$(17,430)	$(641)	$1,415,230	$10,148
Liabilities:
Annuity account balances(2)	$86,094	$—	$—	$(977)	$—	$—	$—	$9	$2,052	$—	$—	$85,028	$—
Other liabilities(1)	702,218	12,201	—	(46,396)	—	—	—	—	—	—	—	736,413	(34,195)
Total liabilities measured at fair value on a recurring basis	$788,312	$12,201	$—	$(47,373)	$—	$—	$—	$9	$2,052	$—	$—	$821,441	$(34,195)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended September 30, 2017, there were no securities transferred into Level 3.
For the three months ended September 30, 2017, $17.4 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2017.
For the three months ended September 30, 2017, there were no securities transferred from Level 2 to Level 1.
For the three months ended September 30, 2017, there were no securities transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2017, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$83	$—	$—	$11,862	$(3)	$—	$—	$(11,944)	$(1)	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	562,604	—	5,212	—	(7,373)	100	(2,136)	—	—	(6,643)	1,385	553,149	—
Corporate securities	664,046	—	26,099	—	(2,764)	85,822	(135,192)	—	—	(10,353)	(3,105)	624,553	—
Total fixed maturity securities - available-for-sale	1,226,653	—	31,394	—	(10,137)	97,784	(137,331)	—	—	(28,940)	(1,721)	1,177,702	—
Fixed maturity securities - trading
Other asset-backed securities	84,563	3,679	—	(1,154)	—	—	(52,516)	—	—	—	918	35,490	3,397
Corporate securities	5,492	101	—	—	—	—	—	—	—	—	(69)	5,524	101
Total fixed maturity securities - trading	90,055	3,780	—	(1,154)	—	—	(52,516)	—	—	—	849	41,014	3,498
Total fixed maturity securities	1,316,708	3,780	31,394	(1,154)	(10,137)	97,784	(189,847)	—	—	(28,940)	(872)	1,218,716	3,498
Equity securities	69,010	—	52	(2,630)	—	—	(273)	—	—	3	—	66,162	2
Other long-term investments(1)	124,325	21,452	—	(15,425)	—	—	—	—	—	—	—	130,352	6,027
Total investments	1,510,043	25,232	31,446	(19,209)	(10,137)	97,784	(190,120)	—	—	(28,937)	(872)	1,415,230	9,527
Total assets measured at fair value on a recurring basis	$1,510,043	$25,232	$31,446	$(19,209)	$(10,137)	$97,784	$(190,120)	$—	$—	$(28,937)	$(872)	$1,415,230	$9,527
Liabilities:
Annuity account balances(2)	$87,616	$—	$—	$(2,973)	$—	$—	$—	$402	$5,963	$—	$—	$85,028	$—
Other liabilities(1)	571,843	56,464	—	(221,034)	—	—	—	—	—	—	—	736,413	(164,570)
Total liabilities measured at fair value on a recurring basis	$659,459	$56,464	$—	$(224,007)	$—	$—	$—	$402	$5,963	$—	$—	$821,441	$(164,570)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the nine months ended September 30, 2017, there were an immaterial amount of securities transferred into Level 3.
For the nine months ended September 30, 2017, $28.9 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in the previous periods but were priced by independent pricing services or brokers as of September 30, 2017.
For the nine months ended September 30, 2017, there were no securities transferred from Level 2 to Level 1.
For the nine months ended September 30, 2017, there were no securities transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2016, for which the Company has used significant unobservable inputs (Level 3):

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
For the three months ended September 30, 2016, there were no securities transferred into Level 3.
For the three months ended September 30, 2016, there were $47.5 million of securities transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2016.
For the three months ended September 30, 2016, there were no securities transferred from Level 2 to Level 1.
For the three months ended September 30, 2016, there were no securities transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2016, for which the Company has used significant unobservable inputs (Level 3):

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
For the nine months ended September 30, 2016, there were $71.3 million of securities transferred into Level 3.
For the nine months ended September 30, 2016, $197.7 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2016.
For the nine months ended September 30, 2016, $12.2 million of securities were transferred from Level 2 to Level 1.
For the nine months ended September 30, 2016, $0.1 million of securities were transferred from Level 1.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		September 30, 2017		December 31, 2016
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$6,528,890	$6,486,449	$6,132,125	$5,930,992
Policy loans	3	1,625,960	1,625,960	1,650,240	1,650,240
Fixed maturities, held-to-maturity(1)	3	2,730,995	2,796,603	2,770,177	2,733,340
Liabilities:
Stable value product account balances	3	$4,793,890	$4,816,919	$3,501,636	$3,488,877
Future policy benefits and claims(2)	3	222,079	222,079	221,634	221,658
Other policyholders' funds(3)	3	132,565	133,347	135,367	136,127
Debt:(4)
Bank borrowings	3	$170,000	$170,000	$170,000	$170,000
Senior Notes	2	950,505	936,497	993,285	937,074
Subordinated debt securities	2	495,255	496,065	441,202	443,355
Non-recourse funding obligations(5)	3	2,759,640	2,824,782	2,796,474	2,765,558

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain LLC and Steel City LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $1.5 million.
(5) As of September 30, 2017, $2.7 billion in carrying amount and fair value related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2016, $2.7 billion in carrying amount and fair value related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Derivatives Related to Variable Annuity Contracts

•
The Company uses equity futures, equity options, total return swaps, interest rate futures, interest rate swaps, interest rate swaptions, currency futures, volatility futures, volatility options, and variance swaps to mitigate the risk related to certain guaranteed minimum benefits, including GLWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility.

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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$549	$(7,002)	$16,746	$62,065
Equity futures - VA	(25,959)	(41,836)	(75,389)	(66,392)
Currency futures - VA	(6,092)	934	(22,366)	5,888
Equity options - VA	(23,307)	(36,482)	(76,376)	(23,410)
Interest rate swaptions - VA	(292)	(229)	(2,423)	(3,212)
Interest rate swaps - VA	5,342	14,737	31,331	221,884
Total return swaps - VA	(8,057)	—	(9,675)	—
Embedded derivative - GLWB	740	90,954	(15,904)	(246,299)
Total derivatives related to VA contracts	(57,076)	21,076	(154,056)	(49,476)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(18,606)	(14,486)	(40,351)	(15,938)
Equity futures - FIA	66	2,236	161	4,269
Volatility futures - FIA	—	—	—	—
Equity options - FIA	11,242	6,583	29,511	1,756
Total derivatives related to FIA contracts	(7,298)	(5,667)	(10,679)	(9,913)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(297)	7,136	(10,958)	6,302
Equity futures - IUL	58	101	(878)	(71)
Equity options - IUL	1,975	1,607	6,437	1,821
Total derivatives related to IUL contracts	1,736	8,844	(5,399)	8,052
Embedded derivative - Modco reinsurance treaties	(19,746)	(24,187)	(90,314)	(105,362)
Other derivatives	43	50	41	(50)
Total realized gains (losses) - derivatives	$(82,341)	$116	$(260,407)	$(156,749)
The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship. The Company did not have any derivatives that qualified as a cash flow hedging relationships for the three and nine months ended September 30, 2016:
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
		(Dollars In Thousands)
For The Three Months Ended September 30, 2017
Foreign currency swaps	$1,273	$(38)	$—
Total	$1,273	$(38)	$—

For The Nine Months Ended September 30, 2017	0	0	0
Foreign currency swaps	$55	$(396)	$—
Total	$55	$(396)	$—
Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.5 million out of accumulated other comprehensive income into earnings during the next twelve months.
The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	September 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$117,178	$10,125	$117,178	$132
Derivatives not designated as hedging instruments:
Interest rate swaps	1,365,000	59,641	1,135,000	71,644
Total return swaps	—	—	—	—
Embedded derivative - Modco reinsurance treaties	64,444	1,008	64,123	2,573
Embedded derivative - GLWB	4,710,781	129,344	4,601,633	121,752
Interest rate futures	531,447	2,267	102,587	894
Equity futures	46,334	333	654,113	5,805
Currency futures	186,047	4,010	340,058	7,883
Equity options	4,846,984	364,936	3,944,444	328,908
Interest rate swaptions	225,000	81	225,000	2,503
Other	157	191	212	149
	$12,093,372	$571,936	$11,184,348	$542,243
Other liabilities
Cash flow hedges:
Foreign currency swaps	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	497,500	267	575,000	10,208
Total return swaps	347,330	3,151	—	—
Embedded derivative - Modco reinsurance treaties	2,408,832	209,334	2,450,692	141,301
Embedded derivative - GLWB	4,855,482	260,620	5,962,044	237,122
Embedded derivative - FIA	1,845,942	197,378	1,496,346	147,368
Embedded derivative - IUL	150,277	69,081	103,838	46,051
Interest rate futures	606,501	6,401	993,842	6,611
Equity futures	340,041	14,854	102,667	2,907
Currency futures	115,382	1,958	—	—
Equity options	3,055,206	203,451	2,590,160	157,253
	$14,222,493	$966,495	$14,274,589	$748,821

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
The tables below present the assets and liabilities subject to master netting agreements as of September 30, 2017:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$441,393	$—	$441,393	$211,435	$102,913	$127,045
Total derivatives, subject to a master netting arrangement or similar arrangement	441,393	—	441,393	211,435	102,913	127,045
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,008	—	1,008	—	—	1,008
Embedded derivative - GLWB	129,344	—	129,344	—	—	129,344
Other	191	—	191	—	—	191
Total derivatives, not subject to a master netting arrangement or similar arrangement	130,543	—	130,543	—	—	130,543
Total derivatives	571,936	—	571,936	211,435	102,913	257,588
Total Assets	$571,936	$—	$571,936	$211,435	$102,913	$257,588

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$230,082	$—	$230,082	$211,435	$18,647	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	230,082	—	230,082	211,435	18,647	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	209,334	—	209,334	—	—	209,334
Embedded derivative - GLWB	260,620	—	260,620	—	—	260,620
Embedded derivative - FIA	197,378	—	197,378	—	—	197,378
Embedded derivative - IUL	69,081	—	69,081	—	—	69,081
Total derivatives, not subject to a master netting arrangement or similar arrangement	736,413	—	736,413	—	—	736,413
Total derivatives	966,495	—	966,495	211,435	18,647	736,413
Repurchase agreements(1)	493,785	—	493,785	—	—	493,785
Total Liabilities	$1,460,280	$—	$1,460,280	$211,435	$18,647	$1,230,198

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2016:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$417,769	$—	$417,769	$171,384	$100,890	$145,495
Total derivatives, subject to a master netting arrangement or similar arrangement	417,769	—	417,769	171,384	100,890	145,495
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,573	—	2,573	—	—	2,573
Embedded derivative - GLWB	121,752	—	121,752	—	—	121,752
Other	149	—	149	—	—	149
Total derivatives, not subject to a master netting arrangement or similar arrangement	124,474	—	124,474	—	—	124,474
Total derivatives	542,243	—	542,243	171,384	100,890	269,969
Total Assets	$542,243	$—	$542,243	$171,384	$100,890	$269,969

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$176,979	$—	$176,979	$171,384	$5,595	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	176,979	—	176,979	171,384	5,595	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	141,301	—	141,301	—	—	141,301
Embedded derivative - GLWB	237,122	—	237,122	—	—	237,122
Embedded derivative - FIA	147,368	—	147,368	—	—	147,368
Embedded derivative - IUL	46,051	—	46,051	—	—	46,051
Total derivatives, not subject to a master netting arrangement or similar arrangement	571,842	—	571,842	—	—	571,842
Total derivatives	748,821	—	748,821	171,384	5,595	571,842
Repurchase agreements(1)	797,721	—	797,721	—	—	797,721
Total Liabilities	$1,546,542	$—	$1,546,542	$171,384	$5,595	$1,369,563

(1) Borrowings under repurchase agreements are for a term less than 90 days.

8.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2017, the Company’s mortgage loan holdings were approximately $6.5 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2017, assuming the loans are called at their next call dates, approximately $54.7 million of principal would become due for the remainder of 2017, $976.2 million in 2018 through 2022, $124.6 million in 2023 through 2027, and $9.9 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2017 and December 31, 2016, approximately $715.2 million and $595.2 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2017 and 2016, the Company recognized $14.2 million, $25.7 million, $3.3 million, and $15.8 million, respectively, of participating mortgage loan income.
As of September 30, 2017, approximately $3.1 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the nine months ended September 30, 2017, the Company recognized two troubled debt restructurings as a result of the Company granting a concession to a borrower which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the nine months ended September 30, 2017.
The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of September 30, 2017, $3.1 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the nine months ended September 30, 2017.
As of September 30, 2017, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the nine months ended September 30, 2017.
As of September 30, 2017 and December 31, 2016, the Company had an allowance for mortgage loan credit losses of $1.1 million and $0.7 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

For The Nine Months Ended
September 30, 2017
(Dollars In Thousands)
Beginning balance, December 31, 2016	$724
Charge offs	(5,653)
Recoveries	(731)
Provision	6,715
Ending balance, September 30, 2017	$1,055
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

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of September 30, 2017	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$2,293	$—	$869	$3,162
Number of delinquent commercial mortgage loans	2	—	1	3

As of December 31, 2016
Commercial mortgage loans	$3,669	$—	$—	$3,669
Number of delinquent commercial mortgage loans	4	—	—	4
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

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
As of September 30, 2017	Investment	Balance	Allowance	Investment	Recognized	Income
(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	1,924	1,924	1,055	1,924	18	27

As of December 31, 2016
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	1,819	1,819	724	1,819	96	96
     Mortgage loans that were modified in a troubled debt restructuring as of September 30, 2017 and December 31, 2016 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of September 30, 2017
Troubled debt restructuring:
Commercial mortgage loans	2	$1,134	$1,134

As of December 31, 2016
Troubled debt restructuring:
Commercial mortgage loans	1	$468	$468
9.    GOODWILL
The balance of goodwill for the Company as of September 30, 2017 was $793.5 million. There has been no change to goodwill during the nine months ended September 30, 2017.
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
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2016, the Company performed its annual evaluation of goodwill based on information as of October 1, 2016, and determined that no adjustment to impair goodwill was necessary. During the nine months ended September 30, 2017, the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate.

10.    DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt Securities
Debt and subordinated debt securities are summarized as follows:

	As of
	September 30, 2017		December 31, 2016
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line of Credit	$170,000	$170,000	$170,000	$170,000
Capital lease obligation	1,495	1,495	—	—
6.40% Senior Notes (2007), due 2018	150,000	152,067	150,000	156,663
7.375% Senior Notes (2009), due 2019	400,000	440,569	400,000	454,688
8.45% Senior Notes (2009), due 2039	232,928	357,869	246,926	381,934
	$954,423	$1,122,000	$966,926	$1,163,285
Subordinated debt securities (year of issue):
6.25% Subordinated Debentures (2012), due 2042, callable 2017	$—	$—	$287,500	$290,002
6.00% Subordinated Debentures (2012), due 2042, callable 2017	—	—	150,000	151,200
5.35% Subordinated Debentures (2017), due 2052	500,000	495,255	—	—
	$500,000	$495,255	$437,500	$441,202
During the nine months ended September 30, 2017, the Company repurchased and subsequently extinguished $21.6 million (par value - $14.0 million) of the Company's 8.45% Senior Notes due 2039. These repurchases resulted in a $2.0 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.
During 2017, the Company issued $500.0 million of its Subordinated Debentures due 2052. These Subordinated Debentures are carried on the Company's balance sheet net of the associated deferred issuance expenses of $4.8 million. The Company used the net proceeds from the offering to call and redeem, at par, the entire $150.0 million of Subordinated Debentures due 2042 and $287.5 million of Subordinated Debentures due 2042.
During the year ended December 31, 2016, the Company repurchased and subsequently extinguished $82.7 million (par value - $53.1 million) of the Company's 8.45% Senior Notes due 2039. These repurchases resulted in a $9.8 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.
The Company has the ability to borrow on an unsecured basis under a Credit Facility up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company's Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2017. There was an outstanding balance of $170.0 million bearing interest at a rate of LIBOR plus 1.00% as of September 30, 2017.

Non-Recourse Funding Obligations
Non-recourse funding obligations outstanding as of September 30, 2017, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,040,000	$2,040,000	2039	4.75%
Golden Gate II Captive Insurance Company	58,600	50,490	2052	3.84%
Golden Gate V Vermont Captive Insurance Company(2)(3)	605,000	666,729	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,421	2024	6.19%
Total	$2,704,691	$2,759,640

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of the Company. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of PLICO.
(3) Fixed rate obligations
Non-recourse funding obligations outstanding as of December 31, 2016, on a consolidated basis, are shown in the following table:

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
(3) Fixed rate obligations
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2017, the fair value of securities pledged under the repurchase program was $549.8 million, and the repurchase obligation of $493.8 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 118 basis points). During the nine months ended September 30, 2017, the maximum balance outstanding at any one point in time related to these programs was $981.3 million. The average daily balance was $546.2 million (at an average borrowing rate of 89 basis points) during the nine months ended September 30, 2017. As of December 31, 2016, the fair value of securities pledged under the repurchase program was $861.7 million, and the repurchase obligation of $797.7 million was included in the Company's consolidated condensed balance sheets (at an average borrowing rate of 65 basis points). During 2016, the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016.

Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of September 30, 2017, securities with a market value of $100.2 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of September 30, 2017, the fair value of the collateral related to this program was $105.8 million and the Company has an obligation to return $105.8 million of collateral to the securities borrowers.
The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of September 30, 2017 and December 31, 2016:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of September 30, 2017
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$322,986	$20,006	$—	$—	$342,992
Mortgage loans	206,796	—	—	—	206,796
Total repurchase agreements and repurchase-to-maturity transactions	529,782	20,006	—	—	549,788
Securities lending transactions
Corporate securities	97,385	—	—	—	97,385
Equity securities	2,621	—	—	—	2,621
Preferred stock	174	—	—	—	174
Total securities lending transactions	100,180	—	—	—	100,180
Total securities	$629,962	$20,006	$—	$—	$649,968
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2016
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$357,705	$23,758	$—	$—	$381,463
Corporate securities	—	—	—	—	—
Mortgage loans	480,269	—	—	—	480,269
Total securities	$837,974	$23,758	$—	$—	$861,732

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

12.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost of the Company's defined benefit pension plan for the three and nine months ended September 30, 2017 and 2016, are as follows:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2017		2016		2017		2016
	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,348	$334	$2,906	$311	$10,044	$1,002	$8,717	$1,102
Interest cost on projected benefit obligation	2,191	297	2,737	299	6,573	891	8,210	1,054
Expected return on plan assets	(3,352)	—	(3,605)	—	(10,056)	—	(10,816)	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of actuarial losses	—	118	—	64	—	354	—	114
Preliminary net periodic benefit cost	2,187	749	2,038	674	6,561	2,247	6,111	2,270
Settlement/curtailment expense	—	—	—	635	—	—	—	2,135
Total net periodic benefit costs	$2,187	$749	$2,038	$1,309	$6,561	$2,247	$6,111	$4,405
During the nine months ended September 30, 2017, the Company contributed $43.5 million to its defined benefit pension plan for the 2016 plan year. The Company will make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2017 and December 31, 2016.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2016	$(656,322)	$727	$1,072	$(654,523)
Other comprehensive income (loss) before reclassifications	549,234	36	—	549,270
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	1,174	—	—	1,174
Amounts reclassified from accumulated other comprehensive income (loss)(1)	7,125	257	—	7,382
Net current-period other comprehensive income (loss)	557,533	293	—	557,826
Ending Balance, September 30, 2017	$(98,789)	$1,020	$1,072	$(96,697)

(1) See Reclassification table below for details.
(2)  As of September 30, 2017, net unrealized losses reported in AOCI were offset by $93.6 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

The following tables summarize the reclassifications amounts out of AOCI for the three and nine months ended September 30, 2017 and 2016.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Three Months Ended September 30, 2017	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(38)	Benefits and settlement expenses, net of reinsurance ceded
	(38)	Total before tax
	14	Tax (expense) or benefit
	$(24)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$690	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(273)	Net impairment losses recognized in earnings
	417	Total before tax
	(146)	Tax (expense) or benefit
	$271	Net of tax
(1) See Note 6, Derivative Financial Instruments for additional information

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Nine Months Ended September 30, 2017	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(396)	Benefits and settlement expenses, net of reinsurance ceded
	(396)	Total before tax
	139	Tax (expense) or benefit
	$(257)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$9,084	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(10,889)	Net impairment losses recognized in earnings
	(1,805)	Total before tax
	631	Tax (expense) or benefit
	$(1,174)	Net of tax
(1) See Note 6, Derivative Financial Instruments for additional information
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Three Months Ended September 30, 2016	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$1,665	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,308)	Net impairment losses recognized in earnings
	(1,643)	Total before tax
	575	Tax (expense) or benefit
	$(1,068)	Net of tax

Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(29)	Other operating expenses
Amortization of prior service credit/(cost)	—	Other operating expenses
Amortization of transition asset/(obligation)	—	Other operating expenses
	(29)	Total before tax
	10	Tax (expense) or benefit
	$(19)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Nine Months Ended September 30, 2016	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$24,152	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(6,892)	Net impairment losses recognized in earnings
	17,260	Total before tax
	(6,041)	Tax (expense) or benefit
	$11,219	Net of tax

Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(29)	Other operating expenses
Amortization of prior service credit/(cost)	—	Other operating expenses
Amortization of transition asset/(obligation)	—	Other operating expenses
	(29)	Total before tax
	10	Tax (expense) or benefit
	$(19)	Net of tax
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
There have been no material changes to the balance of unrecognized tax benefits, where the changes impact earnings, during the quarter ending September 30, 2017. The Company believes that in the next twelve months, $4.9 million of the unrecognized tax benefits at September 30, 2017 will be reduced due to an expected closure of the statute of limitations for assessment of tax. Due to ongoing examination activity, the statute of limitations period could be extended, however, which would change this twelve month outlook.
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
During the year ended December 31, 2016, the Company entered into a reinsurance transaction. This transaction generated an operating loss on the Company’s consolidated 2016 U.S. income tax return. The Company has evaluated its ability to carry this loss back to receive refunds of previously-paid taxes, plus utilize the remaining loss in future years. The Company expects to receive refunds for substantially all of the U.S. income taxes that it paid in 2014 and 2015, as well as fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2017 and December 31, 2016.
The Company used its respective estimates of its annual 2017 and 2016 incomes in computing its effective income tax rates for the three and nine months ended September 30, 2017 and 2016. The effective tax rates for the three and nine months ended September 30, 2017 and 2016, were 25.5%, 30.6%, 29.9%, and 32.3% respectively.
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

•
The Asset Protection segment markets extended service contracts, guaranteed asset protection ("GAP") products, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. GAP covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

•
The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various financing and investment-related transactions, and the operations of several small subsidiaries.

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
There were no significant intersegment transactions during the three and nine months ended September 30, 2017 and 2016.

The following tables presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Revenues
Life Marketing	$424,165	$409,423	$1,252,603	$1,231,397
Acquisitions	375,819	391,017	1,164,650	1,269,672
Annuities	97,488	174,798	318,452	410,455
Stable Value Products	49,933	27,380	132,863	83,519
Asset Protection	83,597	69,306	246,142	201,041
Corporate and Other	53,386	51,722	162,042	170,876
Total revenues	$1,084,388	$1,123,646	$3,276,752	$3,366,960
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$8,969	$(1,306)	$51,157	$36,957
Acquisitions	62,880	70,157	184,825	184,095
Annuities	62,000	53,666	161,585	164,196
Stable Value Products	27,992	14,700	74,258	44,326
Asset Protection	6,963	5,455	19,098	16,216
Corporate and Other	(26,870)	(29,774)	(67,466)	(60,231)
Pre-tax adjusted operating income	141,934	112,898	423,457	385,559
Realized (losses) gains on investments and derivatives	(31,084)	20,181	(74,490)	88,023
Income before income tax	110,850	133,079	348,967	473,582
Income tax expense	(28,308)	(39,785)	(106,743)	(152,820)
Net income	$82,542	$93,294	$242,224	$320,762

Pre-tax adjusted operating income	$141,934	$112,898	$423,457	$385,559
Adjusted operating income tax (expense) benefit	(39,187)	(32,722)	(132,815)	(121,982)
After-tax adjusted operating income	102,747	80,176	290,642	263,577
Realized (losses) gains on investments and derivatives	(31,084)	20,181	(74,490)	88,023
Income tax benefit (expense) on adjustments	10,879	(7,063)	26,072	(30,838)
Net income	$82,542	$93,294	$242,224	$320,762

Realized investment (losses) gains:
Derivative financial instruments	$(82,341)	$116	$(260,407)	$(156,749)
All other investments	18,150	24,152	94,708	194,663
Net impairment losses recognized in earnings	(273)	(3,308)	(10,889)	(6,892)
Less: related amortization(1)	(12,123)	21,532	(38,570)	4,409
Less: VA GLWB economic cost	(21,257)	(20,753)	(63,528)	(61,410)
Realized (losses) gains on investments and derivatives	$(31,084)	$20,181	$(74,490)	$88,023

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of September 30, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,700,406	$19,681,306	$20,617,917	$4,664,251
DAC and VOBA	1,295,708	77,157	752,540	7,605
Other intangibles	287,120	35,187	173,450	8,222
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,483,508	$19,808,174	$21,880,584	$4,793,891

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$914,658	$14,773,285	$75,351,823
DAC and VOBA	25,806	—	2,158,816
Other intangibles	135,895	33,714	673,588
Goodwill	128,182	—	793,470
Total assets	$1,204,541	$14,806,999	$78,977,697

	Operating Segment Assets As of December 31, 2016
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,050,170	$19,679,690	$20,243,333	$3,373,646
DAC and VOBA	1,218,944	106,532	655,618	5,455
Other intangibles	301,399	37,103	183,449	8,722
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,770,787	$19,837,849	$21,419,077	$3,501,636

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,013,399	$13,141,759	$71,501,997
DAC and VOBA	33,280	—	2,019,829
Other intangibles	143,865	13,545	688,083
Goodwill	128,182	—	793,470
Total assets	$1,318,726	$13,155,304	$75,003,379
16.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to September 30, 2017, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

•
Asset Protection—We market extended service contracts, guaranteed asset protection (“GAP”) products, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$8,969	$(1,306)	$51,157	$36,957
Acquisitions	62,880	70,157	184,825	184,095
Annuities	62,000	53,666	161,585	164,196
Stable Value Products	27,992	14,700	74,258	44,326
Asset Protection	6,963	5,455	19,098	16,216
Corporate and Other	(26,870)	(29,774)	(67,466)	(60,231)
Pre-tax adjusted operating income	141,934	112,898	423,457	385,559
Realized (losses) gains on investments and derivatives	(31,084)	20,181	(74,490)	88,023
Income before income tax	110,850	133,079	348,967	473,582
Income tax expense	(28,308)	(39,785)	(106,743)	(152,820)
Net income	$82,542	$93,294	$242,224	$320,762

Pre-tax adjusted operating income	$141,934	$112,898	$423,457	$385,559
Adjusted operating income tax (expense) benefit	(39,187)	(32,722)	(132,815)	(121,982)
After-tax adjusted operating income	102,747	80,176	290,642	263,577
Realized (losses) gains on investments and derivatives	(31,084)	20,181	(74,490)	88,023
Income tax benefit (expense) on adjustments	10,879	(7,063)	26,072	(30,838)
Net income	$82,542	$93,294	$242,224	$320,762

Realized investment (losses) gains:
Derivative financial instruments	$(82,341)	$116	$(260,407)	$(156,749)
All other investments	18,150	24,152	94,708	194,663
Net impairment losses recognized in earnings	(273)	(3,308)	(10,889)	(6,892)
Less: related amortization(1)	(12,123)	21,532	(38,570)	4,409
Less: VA GLWB economic cost	(21,257)	(20,753)	(63,528)	(61,410)
Realized (losses) gains on investments and derivatives	$(31,084)	$20,181	$(74,490)	$88,023

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
Net income for the three months ended September 30, 2017 included a $29.0 million, or 25.7%, increase in pre-tax adjusted operating income. The increase consisted of a $10.3 million increase in the Life Marketing segment, a $8.3 million increase in the Annuities segment, a $13.3 million increase in the Stable Value Products segment, a increase of $1.5 million in the Asset Protection segment, and a $2.9 million increase in the Corporate & Other segment. These increases were partially offset by a $7.3 million decrease in the Acquisitions segment.
Net realized losses on investments and derivatives for the three months ended September 30, 2017 was $31.1 million. These losses were primarily due to net losses on VA GLWB derivatives (after adjusting for economic cost and amortization) of $23.1 million and net losses on FIA derivatives of $5.3 million. The net losses on VA GLWB derivatives included $12.0 million of losses from changes to policyholder assumptions. The net losses on FIA derivatives were primarily driven by losses of $5.9 million from changes to policyholder assumptions.

•
Life Marketing segment pre-tax adjusted operating income was $9.0 million for the three months ended September 30, 2017, representing an increase of $10.3 million from the three months ended September 30, 2016. The increase was primarily due to the impact of prospective unlocking during the current quarter compared to the prior year, offset by an increase in universal life claims during 2017. The segment recorded a favorable $0.6 million of prospective unlocking for the three months ended September 30, 2017, as compared to an unfavorable $18.3 million of prospective unlocking for the three months ended September 30, 2016.

•
Acquisitions segment pre-tax adjusted operating income was $62.9 million for the three months ended September 30, 2017, a decrease of $7.3 million as compared to the three months ended September 30, 2016, primarily due to the expected runoff of the in-force blocks of business. For the three months ended September 30, 2017, the segment recorded unfavorable prospective unlocking of $3.7 million as compared to favorable $1.2 million of prospective unlocking for the three months ended September 30, 2016.

•
Annuities segment pre-tax adjusted operating income was $62.0 million for the three months ended September 30, 2017, as compared to $53.7 million for the three months ended September 30, 2016, an increase of $8.3 million, or 15.5%. This variance was primarily the result of favorable unlocking, growth in variable annuities ("VA") fee income, and a favorable change in single premium immediate annuities ("SPIA") mortality. Segment results were positively impacted by $13.0 million of favorable unlocking for the three months ended September 30, 2017, as compared to $5.7 million of favorable unlocking for the three months ended September 30, 2016.

•
Stable Value segment pre-tax adjusted operating income was $28.0 million and increased $13.3 million, or 90.4%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase in adjusted operating earnings primarily resulted from an increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the three months ended September 30, 2017, was $12.4 million as compared to $1.3 million for the nine months ended September 30, 2016. The adjusted operating spread, which excludes participating income, decreased by 33 basis points for the three months ended September 30, 2017, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $7.0 million, representing an increase of $1.5 million, or 27.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Service contract earnings increased $2.6 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Credit insurance earnings increased $0.2 million primarily due to lower loss ratios. Earnings from the GAP product line decreased $1.3 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.

•
The Corporate and Other segment pre-tax adjusted operating loss was $26.9 million for the three months ended September 30, 2017, as compared to a pre-tax adjusted operating loss of $29.8 million for the three months ended September 30, 2016. The increase was primarily due to an increase in invested assets and investment yields.

For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
Net income for the nine months ended September 30, 2017 included a $37.9 million, or 9.8%, increase in pre-tax adjusted operating income. The increase consisted of a $14.2 million increase in the Life Marketing segment, a $0.7 million increase in the Acquisitions segment, a $29.9 million increase in the Stable Value Products segment, and a $2.9 million increase in the Asset Protection segment. These increases were partially offset by a $2.6 million decrease in the Annuities segment and a $7.2 million decrease in the Corporate and Other segment.
Net realized losses on investments and derivatives for the nine months ended September 30, 2017 was $74.5 million. These losses were primarily due to net losses on VA GLWB derivatives (after adjusting for economic cost and amortization) of $57.7 million, impairment losses on available-for-sale securities of $10.9 million, mortgage loan losses of $6.8 million, and net losses on FIA derivatives of $7.4 million. These losses were partially offset by net gains from sales of securities of $9.1 million as well as net gains of $2.9 million related to Modco trading portfolio activity and the associated embedded derivative. The net losses on VA GLWB derivatives included $12.0 million of losses from changes to policyholder assumptions. The net losses on FIA derivatives were primarily driven by losses of $5.9 million from changes to policyholder assumptions.

•
Life Marketing segment pre-tax adjusted operating income was $51.2 million for the nine months ended September 30, 2017, representing an increase of $14.2 million from the nine months ended September 30, 2016. The increase was primarily due to the impact of unlocking for the nine months ended September 30, 2017, as compared to the prior year. The segment recorded a favorable $3.0 million of unlocking for the nine months ended September 30, 2017, as compared to an unfavorable $13.2 million of unlocking for the nine months ended September 30, 2016.

•
Acquisitions segment pre-tax adjusted operating income was $184.8 million for the nine months ended September 30, 2017, an increase of $0.7 million as compared to the nine months ended September 30, 2016, primarily due to decreases in life insurance claims and lower amortization of VOBA, partially offset by the expected runoff of the in-force blocks of business. For the nine months ended September 30, 2017, the segment recorded unfavorable prospective unlocking of $3.7 million.

•
Annuities segment pre-tax adjusted operating income was $161.6 million for the nine months ended September 30, 2017, as compared to $164.2 million for the nine months ended September 30, 2016, a decrease of $2.6 million, or 1.6%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads, growth in VA fee income, and favorable unlocking. Segment results were positively impacted by $14.9 million of favorable unlocking for the nine months ended September 30, 2017, as compared to $6.7 million of favorable unlocking for the nine months ended September 30, 2016.

•
Stable Value segment pre-tax adjusted operating income was $74.3 million and increased $29.9 million, or 67.5%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase in adjusted operating earnings primarily resulted from an increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the nine months ended September 30, 2017, was $23.6 million as compared to $10.5 million for the nine months ended September 30, 2016. The adjusted operating spread, which excludes participating income, decreased by five basis points for the nine months ended September 30, 2017, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $19.1 million, representing an increase of $2.9 million, or 17.8%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Service contract earnings increased $7.3 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Credit insurance earnings increased $0.5 million primarily due to lower loss ratios. Earnings from the GAP product line decreased $5.0 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.

•
The Corporate and Other segment pre-tax adjusted operating loss was $67.5 million for the nine months ended September 30, 2017, as compared to a pre-tax adjusted operating loss of $60.2 million for the nine months ended September 30, 2016. The decrease was attributable to a $7.8 million decrease in gains recognized on the extinguishment of debt.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$458,468	$439,290	$1,372,864	$1,329,030
Reinsurance ceded	(200,616)	(198,301)	(601,839)	(586,182)
Net premiums and policy fees	257,852	240,989	771,025	742,848
Net investment income	137,001	132,359	412,652	392,266
Other income	27,241	27,146	80,997	84,018
Total operating revenues	422,094	400,494	1,264,674	1,219,132
Realized gains (losses) - investments	334	85	(6,671)	4,212
Realized gains (losses) - derivatives	1,737	8,844	(5,400)	8,053
Total revenues	424,165	409,423	1,252,603	1,231,397
BENEFITS AND EXPENSES
Benefits and settlement expenses	345,501	325,947	993,424	949,926
Amortization of DAC/VOBA	26,984	33,560	86,934	97,300
Other operating expenses	40,640	42,293	133,159	134,949
Operating benefits and settlement expenses	413,125	401,800	1,213,517	1,182,175
Amortization related to benefits and settlement expenses	(396)	6,122	(10,250)	4,282
Amortization of DAC/VOBA related to realized gains (losses) - investments	427	401	938	431
Total benefits and expenses	413,156	408,323	1,204,205	1,186,888
INCOME BEFORE INCOME TAX	11,009	1,100	48,398	44,509
Less: realized gains (losses)	2,071	8,929	(12,071)	12,265
Less: amortization related to benefits and settlement expenses	396	(6,122)	10,250	(4,282)
Less: related amortization of DAC/VOBA	(427)	(401)	(938)	(431)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$8,969	$(1,306)	$51,157	$36,957

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$721	$221	$1,325	$892
Universal life	41,244	40,871	127,743	122,148
	$41,965	$41,092	$129,068	$123,040
Sales By Distribution Channel
Traditional brokerage	$35,320	$35,314	$110,066	$106,056
Institutional	4,459	4,026	12,262	12,041
Direct	2,186	1,752	6,740	4,943
	$41,965	$41,092	$129,068	$123,040
Average Life Insurance In-force(2)
Traditional	$342,522,847	$361,945,424	$347,481,484	$366,723,972
Universal life	260,101,843	215,270,993	248,933,690	204,771,980
	$602,624,690	$577,216,417	$596,415,174	$571,495,952
Average Account Values
Universal life	$7,644,822	$7,443,908	$7,607,208	$7,415,471
Variable universal life	729,171	620,071	705,045	604,555
	$8,373,993	$8,063,979	$8,312,253	$8,020,026

(1) Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid.

(2) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Insurance companies:
First year commissions	$48,643	$46,558	$147,618	$142,913
Renewal commissions	9,503	9,645	28,932	27,713
First year ceding allowances	(729)	(875)	(1,766)	(2,663)
Renewal ceding allowances	(48,218)	(39,160)	(134,492)	(117,716)
General & administrative	55,534	50,087	170,928	156,022
Taxes, licenses, and fees	9,592	8,316	26,268	23,981
Other operating expenses incurred	74,325	74,571	237,488	230,250
Less: commissions, allowances & expenses capitalized	(62,593)	(60,266)	(189,574)	(179,315)
Other insurance company operating expenses	11,732	14,305	47,914	50,935
Marketing companies:
Commissions	20,462	19,851	59,996	60,132
Other operating expenses	8,446	8,137	25,249	23,882
Other marketing company operating expenses	28,908	27,988	85,245	84,014
Other operating expenses	$40,640	$42,293	$133,159	$134,949
For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $9.0 million for the three months ended September 30, 2017, representing an increase of $10.3 million from the three months ended September 30, 2016. The increase was primarily due to the impact of prospective unlocking during the current quarter compared to the prior year, offset by an increase in universal life claims during 2017. The segment recorded a favorable $0.6 million of prospective unlocking for the three months ended September 30, 2017, as compared to an unfavorable $18.3 million of prospective unlocking for the three months ended September 30, 2016.
Operating revenues
Total operating revenues for the three months ended September 30, 2017, increased $21.6 million, or 5.4%, as compared to the three months ended September 30, 2016. This increase was driven by higher policy fees and higher investment income.
Net premiums and policy fees
Net premiums and policy fees increased by $16.9 million, or 7.0%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to an increase in policy fees associated with continued growth in universal life business.
Net investment income
Net investment income in the segment increased $4.6 million, or 3.5%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Of the increase in net investment income, $4.0 million resulted from growth in the universal life block of business. Traditional life investment income increased $0.2 million.
Other income
Other income remained consistent for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased by $19.6 million, or 6.0%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to an increase in universal life claims and traditional life reserves, partially offset by prospective unlocking during the third quarter of 2017 as compared to the third quarter of 2016. For the three months ended September 30, 2017, universal life unlocking increased policy benefits and settlement expenses $1.8 million, as compared to an increase of $17.9 million for the three months ended September 30, 2016. Assumption changes related to reinsurance, lapse rates, and yields contributed to the unlocking in 2017. Unlocking in 2016 was largely driven by assumption changes to reinsurance and yields.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $6.6 million, or 19.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to higher VOBA amortization in the traditional block resulting from higher lapses and the impact of unlocking. For the three months ended September 30, 2017, universal life unlocking decreased amortization $3.6 million, as compared to a decrease of $2.4 million for the three months ended September 30, 2016.
Other operating expenses
Other operating expenses decreased $1.7 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was driven by lower new business acquisition costs after capitalization and higher reinsurance allowances, offset by higher commissions and general and administrative expenses.
Sales
Sales for the segment increased $0.9 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Universal life sales increased $0.4 million primarily due to an expansion in distribution partners and focused efforts with existing partners.
For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $51.2 million for the nine months ended September 30, 2017, representing an increase of $14.2 million from the nine months ended September 30, 2016. The increase was primarily due to the impact of unlocking for the nine months ended September 30, 2017, as compared to the prior year. The segment recorded a favorable $3.0 million of unlocking for the nine months ended September 30, 2017, as compared to an unfavorable $13.2 million of unlocking for the nine months ended September 30, 2016.
Operating revenues
Total operating revenues for the nine months ended September 30, 2017, increased $45.5 million, or 3.7%, as compared to the nine months ended September 30, 2016. This increase was driven by higher policy fees and higher investment income due to increases in net in-force reserves, offset in part by lower traditional life premiums.
Net premiums and policy fees
Net premiums and policy fees increased by $28.2 million, or 3.8%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to an increase in policy fees associated with continued growth in universal life business. Offsetting this was a decrease in traditional life premiums.
Net investment income
Net investment income in the segment increased $20.4 million, or 5.2%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Of the increase in net investment income, $15.9 million resulted from growth in the universal life block of business. Traditional life investment income increased $2.0 million.
Other income
Other income decreased $3.0 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to lower revenue in the segment’s non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $43.5 million, or 4.6%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due primarily to an increase in universal life claims, partially offset by unlocking. For the nine months ended September 30, 2017, universal life unlocking increased policy benefits and settlement expenses $1.3 million, as compared to an increase of $15.9 million for the nine months ended September 30, 2016.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $10.4 million, or 10.7%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to lower VOBA amortization in the traditional blocks resulting from decreased lapses. For the nine months ended September 30, 2017, universal life unlocking decreased amortization $4.4 million, as compared to a decrease of $2.7 million for the nine months ended September 30, 2016.
Other operating expenses
Other operating expenses decreased $1.8 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This decrease was driven by higher reinsurance allowances, partially offset by higher general and administrative expenses.

Sales
Sales for the segment increased $6.0 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Universal life sales increased $5.6 million primarily due to an expansion in distribution partners and focused efforts with existing partners.
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
Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(200,616)	$(198,301)	$(601,839)	$(586,182)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(170,468)	(180,232)	(504,652)	(555,964)
Amortization of DAC/VOBA	(1,418)	(1,230)	(4,270)	(4,610)
Other operating expenses(1)	(46,756)	(38,149)	(130,426)	(114,260)
Total benefits and expenses	(218,642)	(219,611)	(639,348)	(674,834)

NET IMPACT OF REINSURANCE	$18,026	$21,310	$37,509	$88,652

Allowances received	$(48,948)	$(40,035)	$(136,258)	$(120,379)
Less: Amount deferred	2,192	1,886	5,832	6,119
Allowances recognized (ceded other operating expenses)(1)	$(46,756)	$(38,149)	$(130,426)	$(114,260)
(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 170% to 380%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
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
For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
The higher ceded premium and policy fees for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was caused primarily by higher universal life policy fees of $12.3 million, slightly offset by lower ceded traditional life premiums of $10.4 million. Ceded traditional life premiums for the three months ended September 30, 2017, decreased from the three months ended September 30, 2016, primarily due to post level term activity.
Ceded benefits and settlement expenses were lower for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to lower traditional life ceded claims and a decrease in ceded reserves, partially offset by higher universal life ceded claims. Traditional ceded benefits and settlement expenses decreased $23.4 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to lower ceded reserves and claims. Universal life ceded benefits increased $12.9 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to an increase in ceded claims.
Ceded amortization of DAC and VOBA increased slightly for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.
For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
The higher ceded premium and policy fees for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was caused primarily by higher universal life policy fees of $33.1 million, offset by lower ceded traditional life premiums of $16.9 million. Ceded traditional life premiums for the nine months ended September 30, 2017, decreased from the nine months ended September 30, 2016, primarily due to post level term activity.
Ceded benefits and settlement expenses were lower for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to lower ceded claims and reserves. Traditional ceded benefits decreased $36.3 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to lower ceded reserves. Universal life ceded benefits decreased $14.1 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to a decrease in ceded claims, partially offset by an increase in ceded reserves. Ceded universal life claims were $18.0 million lower for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, driven by fewer high dollar claims during the current year.
Ceded amortization of DAC and VOBA decreased slightly for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$270,303	$280,598	$828,252	$877,215
Reinsurance ceded	(78,647)	(81,457)	(239,785)	(259,284)
Net premiums and policy fees	191,656	199,141	588,467	617,931
Net investment income	181,714	190,890	561,632	567,559
Other income	2,515	2,771	8,350	8,223
Total operating revenues	375,885	392,802	1,158,449	1,193,713
Realized gains (losses) - investments	19,675	22,825	95,135	182,428
Realized gains (losses) - derivatives	(19,741)	(24,610)	(88,934)	(106,469)
Total revenues	375,819	391,017	1,164,650	1,269,672
BENEFITS AND EXPENSES
Benefits and settlement expenses	286,035	293,616	894,509	913,344
Amortization of VOBA	(453)	(836)	(3,362)	8,256
Other operating expenses	27,423	29,865	82,477	88,018
Operating benefits and expenses	313,005	322,645	973,624	1,009,618
Amortization related to benefits and settlement expenses	2,603	2,807	7,109	8,495
Amortization of VOBA related to realized gains (losses) - investments	(27)	(44)	(183)	(40)
Total benefits and expenses	315,581	325,408	980,550	1,018,073
INCOME BEFORE INCOME TAX	60,238	65,609	184,100	251,599
Less: realized gains (losses)	(66)	(1,785)	6,201	75,959
Less: amortization related to benefits and settlement expenses	(2,603)	(2,807)	(7,109)	(8,495)
Less: related amortization of VOBA	27	44	183	40
PRE-TAX ADJUSTED OPERATING INCOME	$62,880	$70,157	$184,825	$184,095

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$225,506,328	$241,585,970	$229,375,136	$231,957,799
Universal life	27,216,155	29,401,602	27,725,925	29,863,714
	$252,722,483	$270,987,572	$257,101,061	$261,821,513
Average Account Values
Universal life	$4,194,821	$4,253,363	$4,203,635	$4,279,809
Fixed annuity(2)	3,545,906	3,550,366	3,523,691	3,567,036
Variable annuity	1,194,958	1,174,310	1,181,037	1,185,166
	$8,935,685	$8,978,039	$8,908,363	$9,032,011
Interest Spread - Fixed Annuities
Net investment income yield	3.97%	3.95%	3.99%	3.97%
Interest credited to policyholders	3.29%	3.25%	3.27%	3.28%
Interest spread(3)	0.68%	0.70%	0.72%	0.69%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $62.9 million for the three months ended September 30, 2017, a decrease of $7.3 million as compared to the three months ended September 30, 2016, primarily due to the expected runoff of the in-force blocks of business. For the three months ended September 30, 2017, the segment recorded unfavorable prospective unlocking of $3.7 million as compared to favorable $1.2 million of prospective unlocking for the three months ended September 30, 2016.
Operating revenues
Net premiums and policy fees decreased $7.5 million, or 3.8%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to the expected runoff of the in-force blocks of business. Net investment income decreased $9.2 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Total benefits and expenses
Total benefits and expenses decreased $9.8 million, or 3.0%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The decrease was primarily due to the expected runoff of the in-force blocks of business, partly offset by unfavorable mortality experience and higher amortization of VOBA.
For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $184.8 million for the nine months ended September 30, 2017, an increase of $0.7 million as compared to the nine months ended September 30, 2016, primarily due to lower operating expenses and VOBA amortization, partially offset by the expected runoff of the in-force blocks of business. For the nine months ended September 30, 2017, the segment recorded unfavorable prospective unlocking of $3.7 million.
Operating revenues
Net premiums and policy fees decreased $29.5 million, or 4.8%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the expected runoff of the in-force blocks of business. Net investment income decreased $5.9 million, or 1.0%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to expected runoff of the in-force blocks of business.

Total benefits and expenses
Total benefits and expenses decreased $37.5 million, or 3.7%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The decrease was primarily due to improved mortality experience and lower amortization of VOBA, as well as the expected runoff of the in-force blocks of business.
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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(78,647)	$(81,457)	$(239,785)	$(259,284)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(53,233)	(65,188)	(207,339)	(199,412)
Amortization of value of business acquired	(183)	(130)	(440)	(325)
Other operating expenses	(9,710)	(10,389)	(29,272)	(32,379)
Total benefits and expenses	(63,126)	(75,707)	(237,051)	(232,116)

NET IMPACT OF REINSURANCE(1)	$(15,521)	$(5,750)	$(2,734)	$(27,168)

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
The net impact of reinsurance was less favorable by $9.8 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to lower ceded benefits and expenses. For the three months ended September 30, 2017, ceded revenues decreased by $2.8 million, while ceded benefits and expenses decreased by $12.6 million primarily due to lower ceded claims.

The net impact of reinsurance was more favorable by $24.4 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to lower ceded revenues and higher ceded benefits and expenses. For the nine months ended September 30, 2017, ceded revenues decreased by $19.5 million, while ceded benefits and expenses increased by $4.9 million primarily due to higher ceded claims.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$38,259	$37,560	$114,294	$109,570
Reinsurance ceded	—	—	—	—
Net premiums and policy fees	38,259	37,560	114,294	109,570
Net investment income	80,206	83,041	239,416	242,464
Realized gains (losses) - derivatives	(21,257)	(20,753)	(63,528)	(61,410)
Other income	43,262	42,443	129,733	121,154
Total operating revenues	140,470	142,291	419,915	411,778
Realized gains (losses) - investments	135	(3,655)	(256)	(3,344)
Realized gains (losses) - derivatives, net of economic cost	(43,117)	36,162	(101,207)	2,021
Total revenues	97,488	174,798	318,452	410,455
BENEFITS AND EXPENSES
Benefits and settlement expenses	53,105	60,206	159,537	159,146
Amortization of DAC/VOBA	(11,741)	(6,913)	(11,647)	(15,211)
Other operating expenses	37,106	35,332	110,440	103,647
Operating benefits and expenses	78,470	88,625	258,330	247,582
Amortization related to benefits and settlement expenses	1,157	220	3,569	3,190
Amortization of DAC/VOBA related to realized gains (losses) - investments	(15,887)	12,026	(39,753)	(11,949)
Total benefits and expenses	63,740	100,871	222,146	238,823
INCOME BEFORE INCOME TAX	33,748	73,927	96,306	171,632
Less: realized gains (losses) - investments	135	(3,655)	(256)	(3,344)
Less: realized gains (losses) - derivatives, net of economic cost	(43,117)	36,162	(101,207)	2,021
Less: amortization related to benefits and settlement expenses	(1,157)	(220)	(3,569)	(3,190)
Less: related amortization of DAC/VOBA	15,887	(12,026)	39,753	11,949
PRE-TAX ADJUSTED OPERATING INCOME	$62,000	$53,666	$161,585	$164,196

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$246,914	$180,889	$806,432	$561,425
Variable annuity	87,045	154,731	323,650	479,828
	$333,959	$335,620	$1,130,082	$1,041,253
Average Account Values		.
Fixed annuity(2)	$8,297,792	$8,162,296	$8,188,092	$8,202,283
Variable annuity	13,082,417	12,534,520	12,977,656	12,261,077
	$21,380,209	$20,696,816	$21,165,748	$20,463,360
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.73%	3.76%	3.68%	3.69%
Interest credited to policyholders	2.53	2.66	2.52	2.67
Interest spread	1.20%	1.10%	1.16%	1.02%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$549	$(7,002)	$16,746	$62,065
Equity futures - VA	(25,959)	(41,836)	(75,389)	(66,392)
Currency futures - VA	(6,092)	934	(22,366)	5,888
Equity options - VA	(23,307)	(36,482)	(76,376)	(23,410)
Interest rate swaptions - VA	(292)	(229)	(2,423)	(3,212)
Interest rate swaps - VA	5,342	14,737	31,331	221,884
Total return swaps - VA	(8,057)	—	(9,675)	—
Embedded derivative - GLWB(1)	740	90,954	(15,904)	(246,299)
Total derivatives related to VA contracts	(57,076)	21,076	(154,056)	(49,476)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(18,606)	(14,486)	(40,351)	(15,938)
Equity futures - FIA	66	2,236	161	4,269
Volatility futures - FIA	—	—	—	—
Equity options - FIA	11,242	6,583	29,511	1,756
Total derivatives related to FIA contracts	(7,298)	(5,667)	(10,679)	(9,913)
VA GLWB economic cost(2)	21,257	20,753	63,528	61,410
Realized gains (losses) - derivatives, net of economic cost	$(43,117)	$36,162	$(101,207)	$2,021

(1) Includes impact of nonperformance risk of $0.7 million and $(31.6) million for the three and nine months ended September 30, 2017 and $(4.4) million and $29.6 million for the three and nine months ended September 30, 2016.

(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	September 30, 2017	December 31, 2016
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$78,182	$123,091
GMDB Reserves	31,158	31,695
GLWB and GMAB Reserves	131,276	115,370
Account value subject to GLWB rider	9,657,797	9,486,773
GLWB Benefit Base	10,566,159	10,559,907
GMAB Benefit Base	3,313	3,770
S&P 500® Index	2,519	2,239

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $62.0 million for the three months ended September 30, 2017, as compared to $53.7 million for the three months ended September 30, 2016, an increase of $8.3 million, or 15.5%. This variance was primarily the result of favorable unlocking, growth in VA fee income, and a favorable change in SPIA mortality. Segment results were positively impacted by $13.0 million of favorable unlocking for the three months ended September 30, 2017, as compared to $5.7 million of favorable unlocking for the three months ended September 30, 2016.

Operating revenues
Segment operating revenues decreased $1.8 million, or 1.3%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to lower investment income and higher GLWB economic cost in the VA line of business. Those impacts were partially offset by higher policy fees and other income from the VA line of business. Average fixed account balances increased 1.7% and average variable account balances increased 4.4% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Benefits and settlement expenses
Benefits and settlement expenses decreased $7.1 million, or 11.8%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was primarily the result of a favorable change in SPIA mortality, lower credited interest, and a favorable change in unlocking. Included in benefits and settlement expenses was $0.1 million of favorable unlocking for the three months ended September 30, 2017, as compared to $0.9 million of unfavorable unlocking for the three months ended September 30, 2016.
Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $4.8 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The favorable changes in DAC and VOBA amortization were primarily due to favorable unlocking from lower lapse assumptions. DAC and VOBA unlocking for the three months ended September 30, 2017, was $12.9 million favorable as compared to $6.6 million favorable for the three months ended September 30, 2016.
Other operating expenses
Other operating expenses increased $1.8 million, or 5.0%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to higher non-deferred acquisition expense, maintenance and overhead, and non-deferred commission expense.
Sales
Total sales decreased $1.7 million, or 0.5%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Sales of variable annuities decreased $67.7 million, or 43.7% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to disruptions in the broader market driven by regulatory rule changes and the relative competitiveness of our product within the market. Sales of fixed annuities increased by $66.0 million, or 36.5%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in single premium deferred annuities (“SPDA”) sales.
For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $161.6 million for the nine months ended September 30, 2017, as compared to $164.2 million for the nine months ended September 30, 2016, a decrease of $2.6 million, or 1.6%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads, growth in VA fee income, and favorable unlocking. Segment results were positively impacted by $14.9 million of favorable unlocking for the nine months ended September 30, 2017, as compared to $6.7 million of favorable unlocking for the nine months ended September 30, 2016.
Operating revenues
Segment operating revenues increased $8.1 million, or 2.0%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to higher policy fees and other income from the VA line of business. Those increases were partially offset by higher GLWB economic cost in the VA line of business and lower investment income. Average fixed account balances decreased 0.2% and average variable account balances increased 5.8% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased $0.4 million, or 0.2%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was primarily the result of an unfavorable change in SPIA mortality partially offset by lower credited interest. Included in benefits and settlement expenses was $0.2 million of favorable unlocking for the nine months ended September 30, 2017, as compared to $0.1 million of unfavorable unlocking for the nine months ended September 30, 2016.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $3.6 million, or 23.4%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The unfavorable changes in DAC and VOBA amortization were primarily due to higher fee income in the VA line of business and the runoff of negative VOBA in the fixed annuity lines of business. These changes were partially offset by a favorable change in unlocking. DAC and VOBA unlocking for the nine months ended September 30, 2017, was $14.7 million favorable as compared to $6.8 million favorable for the nine months ended September 30, 2016.

Other operating expenses
Other operating expenses increased $6.8 million, or 6.6%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Increases in non-deferred acquisition and commission expenses were offset by lower non-deferred maintenance and overhead expense.
Sales
Total sales increased $88.8 million, or 8.5%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Sales of variable annuities decreased $156.2 million, or 32.5% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to disruptions in the broader market driven by regulatory rule changes and the relative competitiveness of our product within the market. Sales of fixed annuities increased by $245.0 million, or 43.6%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in SPDA sales.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Net investment income	$49,962	$27,033	$130,816	$76,008
Other income	—	176	—	176
Total operating revenues	49,962	27,209	130,816	76,184
Realized gains (losses)	(29)	171	2,047	7,335
Total revenues	49,933	27,380	132,863	83,519
BENEFITS AND EXPENSES
Benefits and settlement expenses	19,121	11,413	51,074	29,133
Amortization of deferred policy acquisition costs	607	359	1,613	713
Other operating expenses	2,242	737	3,871	2,012
Total benefits and expenses	21,970	12,509	56,558	31,858
INCOME BEFORE INCOME TAX	27,963	14,871	76,305	51,661
Less: realized gains (losses)	(29)	171	2,047	7,335
PRE-TAX ADJUSTED OPERATING INCOME	$27,992	$14,700	$74,258	$44,326
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Sales(1)
GIC	$50,000	$4,800	$107,000	$61,800
GFA	900,000	650,000	1,650,000	1,550,000
	$950,000	$654,800	$1,757,000	$1,611,800

Average Account Values	$4,184,418	$2,928,148	$3,947,056	$2,524,249
Ending Account Values	$4,793,890	$3,412,041	$4,793,890	$3,412,041

Operating Spread
Net investment income yield	4.79%	3.71%	4.43%	4.08%
Other income yield	—	0.02	—	0.01
Interest credited	1.83	1.56	1.73	1.55
Operating expenses	0.28	0.15	0.18	0.14
Operating spread	2.68%	2.02%	2.52%	2.40%

Adjusted operating spread(2)	1.49%	1.82%	1.73%	1.78%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $28.0 million and increased $13.3 million, or 90.4%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase in adjusted operating earnings primarily resulted from an increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the three months ended September 30, 2017, was $12.4 million as compared to $1.3 million for the three months ended September 30, 2016. The adjusted operating spread, which excludes participating income, decreased by 33 basis points for the three months ended September 30, 2017, from the prior year, due primarily to an increase in credited interest.
For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $74.3 million and increased $29.9 million, or 67.5%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase in adjusted operating earnings primarily resulted from an increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the nine months ended September 30, 2017, was $23.6 million as compared to $10.5 million for the nine months ended September 30, 2016. The adjusted operating spread, which excludes participating income, decreased by five basis points for the nine months ended September 30, 2017, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$84,955	$73,696	$258,760	$218,866
Reinsurance ceded	(45,867)	(42,411)	(142,398)	(123,494)
Net premiums and policy fees	39,088	31,285	116,362	95,372
Net investment income	7,043	5,568	20,100	16,275
Other income	37,472	32,453	109,686	89,394
Total operating revenues	83,603	69,306	246,148	201,041
Realized gains (losses) - investments	(6)	—	(6)	—
Total revenues	83,597	69,306	246,142	201,041
BENEFITS AND EXPENSES
Benefits and settlement expenses	32,547	27,316	95,891	79,597
Amortization of DAC/VOBA	4,081	4,839	13,072	15,399
Other operating expenses	40,012	31,696	118,087	89,829
Total benefits and expenses	76,640	63,851	227,050	184,825
INCOME BEFORE INCOME TAX	6,957	5,455	19,092	16,216
Less: realized gains (losses) - investments	(6)	—	(6)	—
PRE-TAX ADJUSTED OPERATING INCOME	$6,963	$5,455	$19,098	$16,216
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Sales(1)
Credit insurance	$3,880	$5,444	$11,759	$16,975
Service contracts	120,736	103,838	350,892	287,882
GAP	26,965	27,413	86,565	79,508
	$151,581	$136,695	$449,216	$384,365
Loss Ratios(2)
Credit insurance	9.8%	33.5%	19.2%	32.9%
Service contracts	65.8	84.9	64.7	79.7
GAP	121.8	106.6	120.5	105.4

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $7.0 million, representing an increase of $1.5 million, or 27.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Service contract earnings increased $2.6 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Credit insurance earnings increased $0.2 million primarily due to lower loss ratios. Earnings from the GAP product line decreased $1.3 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.
Net premiums and policy fees
Net premiums and policy fees increased $7.8 million, or 24.9%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Service contract premiums increased $4.4 million primarily due to the addition of US Warranty business, somewhat offset by higher ceded premiums in existing distribution channels. GAP premiums increased $3.9 million primarily due to higher premium rates on existing business and the addition of US Warranty business. Credit insurance premiums decreased $0.5 million as a result of lower sales.
Other income
Other income increased $5.0 million, or 15.5%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to the addition of US Warranty business in the service contract and GAP lines.
Benefits and settlement expenses
Benefits and settlement expenses increased $5.2 million, or 19.1%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. GAP claims increased $6.4 million due to higher loss ratios and the acquisition of US Warranty. Credit insurance claims decreased $0.8 million due primarily to lower loss ratios and lower volume. Service contract claims decreased $0.4 million due to lower loss ratios, somewhat offset by the addition of claims from the US Warranty line.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA was $0.8 million, or 15.7%, lower for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to decreased amortization of in-force VOBA in the GAP product line and lower volume in the credit product line. Other operating expenses were $8.3 million, or 26.2%, higher for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to the acquisition of US Warranty.
Sales
Total segment sales increased $14.9 million, or 10.9%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Service contract sales increased $16.9 million due to the additional volume provided by US Warranty. Credit insurance sales decreased $1.6 million due to decreasing demand for the product. GAP sales decreased $0.4 million due to lower production in existing distribution channels offset by sales from US Warranty.
For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $19.1 million, representing an increase of $2.9 million, or 17.8%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Service contract earnings increased $7.3 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Credit insurance earnings increased $0.5 million primarily due to lower loss ratios. Earnings from the GAP product line decreased $5.0 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.
Net premiums and policy fees
Net premiums and policy fees increased $21.0 million, or 22.0%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. GAP premiums increased $12.1 million primarily due to higher premium rates on existing business and the addition of US Warranty business. Service contract premiums increased $10.2 million primarily due to the addition of US Warranty business, somewhat offset by higher ceded premiums in existing distribution channels. Credit insurance premiums decreased $1.3 million as a result of lower sales.
Other income
Other income increased $20.3 million, or 22.7%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the addition of US Warranty business in the service contract and GAP lines.
Benefits and settlement expenses
Benefits and settlement expenses increased $16.3 million, or 20.5%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. GAP claims increased $19.4 million due to higher loss ratios and the acquisition of US Warranty. Credit insurance claims decreased $1.6 million due primarily to lower loss ratios and lower volume. Service contract claims decreased $1.5 million primarily due to lower loss ratios, somewhat offset by the addition of claims from the US Warranty line.

Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA was $2.3 million, or 15.1%, lower for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to decreased amortization of in-force VOBA in the GAP product line and lower volume in the credit product line. Other operating expenses were $28.3 million higher for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the acquisition of US Warranty.
Sales
Total segment sales increased $64.9 million, or 16.9%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Service contract sales increased $63.0 million due to the additional volume provided by US Warranty. GAP sales increased $7.1 million due to higher sales in existing distribution channels and US Warranty. Credit insurance sales decreased $5.2 million due to decreasing demand for the product.
Reinsurance
The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. We also carry a catastrophic reinsurance policy for our GAP program. Losses incurred as a result of the recent hurricanes are covered under this policy. We believe losses from these catastrophes, net of reinsurance, will have an immaterial impact on our results of operations. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(45,867)	$(42,411)	$(142,398)	$(123,494)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(24,290)	(18,451)	(62,818)	(56,222)
Amortization of DAC/VOBA	(804)	(501)	(2,298)	(1,308)
Other operating expenses	(845)	(1,218)	(3,126)	(3,550)
Total benefits and expenses	(25,939)	(20,170)	(68,242)	(61,080)
NET IMPACT OF REINSURANCE(1)	$(19,928)	$(22,241)	$(74,156)	$(62,414)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
Reinsurance premiums ceded increased $3.5 million, or 8.1%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase was primarily due to an increase in ceded service contract premiums.
Benefits and settlement expenses ceded increased $5.8 million, or 31.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase was primarily due to higher ceded losses in the service contract product line and GAP product line.
Amortization of DAC and VOBA ceded increased $0.3 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, as the result of ceded activity in all product lines. Other operating expenses ceded decreased $0.4 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to ceded activity in all product lines.
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

For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
Reinsurance premiums ceded increased $18.9 million, or 15.3%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase was primarily due to an increase in ceded service contract and GAP premiums.
Benefits and settlement expenses ceded increased $6.6 million, or 11.7%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase was primarily due to higher ceded losses in the GAP product line, somewhat offset by a decrease in ceded losses in the service contract and credit product line.
Amortization of DAC and VOBA ceded increased $1.0 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, as the result of ceded activity in all product lines. Other operating expenses ceded decreased $0.4 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 due to ceded activity in all product lines.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,103	$3,400	$9,643	$10,606
Reinsurance ceded	10	(60)	(72)	(201)
Net premiums and policy fees	3,113	3,340	9,571	10,405
Net investment income	51,988	43,838	157,482	151,734
Other income	480	2,653	2,757	10,541
Total operating revenues	55,581	49,831	169,810	172,680
Realized gains (losses) - investments	(2,232)	1,418	(6,430)	(2,860)
Realized gains (losses) - derivatives	37	473	(1,338)	1,056
Total revenues	53,386	51,722	162,042	170,876
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,261	5,404	11,074	14,180
Amortization of DAC and VOBA	—	—	—	—
Other operating expenses	78,190	74,201	226,202	218,731
Total benefits and expenses	82,451	79,605	237,276	232,911
INCOME (LOSS) BEFORE INCOME TAX	(29,065)	(27,883)	(75,234)	(62,035)
Less: realized gains (losses) - investments	(2,232)	1,418	(6,430)	(2,860)
Less: realized gains (losses) - derivatives	37	473	(1,338)	1,056
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(26,870)	$(29,774)	$(67,466)	$(60,231)
For The Three Months Ended September 30, 2017, as compared to The Three Months Ended September 30, 2016
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $26.9 million for the three months ended September 30, 2017, as compared to a pre-tax adjusted operating loss of $29.8 million for the three months ended September 30, 2016. The increase was primarily due to an increase in investment income due to an increase in invested assets and investment yields.
Operating revenues
Net investment income for the segment increased $8.2 million, or 18.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase in net investment income was primarily due to an increase in invested assets and investment yields.
Total benefits and expenses
Total benefits and expenses increased $2.9 million or 3.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to increases in corporate overhead expenses.

For The Nine Months Ended September 30, 2017, as compared to The Nine Months Ended September 30, 2016
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $67.5 million for the nine months ended September 30, 2017, as compared to an adjusted pre-tax operating loss of $60.2 million for the nine months ended September 30, 2016. The decrease was attributable to a $7.8 million decrease in Other Income related to gains on the extinguishment of debt.

Operating revenues
Net investment income for the segment increased $5.7 million, or 3.7%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase in net investment income was primarily due to an increase in invested assets and investment yields.
Other income
Other income decreased $7.8 million or 73.8% due to decreases in the gains on the extinguishment of debt.
Total benefits and expenses
Total benefits and expenses increased $4.4 million or 1.9%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to increases in corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of September 30, 2017, our investment portfolio was approximately $54.1 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $38.1 billion, or 87.5%, of our fixed maturities as “available-for-sale” as of September 30, 2017. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 6.2%, of our fixed maturities and $44.3 million of short-term investments as of September 30, 2017. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 6.3%, of our fixed maturities as “held-to-maturity” as of September 30, 2017. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	September 30, 2017		December 31, 2016
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2017 - $31,259,653; 2016 - $30,523,193)	$30,942,595	57.3%	$29,184,566	57.6%
Privately issued bonds (amortized cost: 2017 - $12,464,390; 2016 - $11,981,360)	12,471,147	23.1	11,679,121	23.0
Preferred stock (amortized cost: 2017 - $97,590; 2016 - $98,348)	95,069	0.2	89,827	0.3
Fixed maturities	43,508,811	80.6%	40,953,514	80.9%
Equity securities (cost: 2017 - $763,914; 2016 - $768,423)	781,537	1.4	754,489	1.5
Mortgage loans	6,528,890	12.1	6,132,125	12.1
Investment real estate	4,572	—	8,060	—
Policy loans	1,625,960	3.0	1,650,240	3.3
Other long-term investments	1,113,937	2.1	865,304	1.7
Short-term investments	527,179	0.8	332,431	0.5
Total investments	$54,090,886	100.0%	$50,696,163	100.0%
Included in the preceding table are $2.7 billion and $2.6 billion of fixed maturities and $44.3 million and $52.6 million of short-term investments classified as trading securities as of September 30, 2017 and December 31, 2016, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.7 billion and $2.8 billion of securities classified as held-to-maturity as of September 30, 2017 and December 31, 2016, respectively.

Fixed Maturity Investments
As of September 30, 2017, our fixed maturity investment holdings were approximately $43.5 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2017		December 31, 2016
	(Dollars In Thousands)
AAA	$5,640,828	13.0%	$5,241,698	12.8%
AA	3,598,786	8.3	3,500,090	8.5
A	13,622,604	31.3	12,748,585	31.1
BBB	15,759,883	36.1	14,471,125	35.4
Below investment grade	2,155,715	5.0	2,221,839	5.4
Not rated(1)	2,730,995	6.3	2,770,177	6.8
	$43,508,811	100.0%	$40,953,514	100.0%

(1) Our "not rated" securities are $2.7 billion or 6.3% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities ("VIE's") and are discussed in Note 4, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2017	December 31, 2016
	(Dollars In Thousands)
Corporate securities	$31,164,109	$28,996,154
Residential mortgage-backed securities	2,454,316	2,153,510
Commercial mortgage-backed securities	2,067,082	1,961,153
Other asset-backed securities	1,333,280	1,411,617
U.S. government-related securities	1,320,547	1,295,120
Other government-related securities	318,403	302,933
States, municipals, and political subdivisions	2,025,010	1,973,022
Preferred stock	95,069	89,828
Securities issued by affiliates	2,730,995	2,770,177
Total fixed income portfolio	$43,508,811	$40,953,514

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of September 30, 2017	% Fair Value	As of December 31, 2016	% Fair Value
	(Dollars In Thousands)
Banking	$4,381,478	10.1%	$3,857,746	9.4%
Other finance	79,836	0.2	83,895	0.2
Electric utility	3,976,703	9.1	3,929,300	9.6
Energy	3,964,819	9.1	3,897,950	9.5
Natural gas	720,472	1.6	603,149	1.5
Insurance	3,647,574	8.4	3,197,348	7.8
Communications	1,709,392	3.9	1,654,630	4.0
Basic industrial	1,623,790	3.7	1,536,879	3.8
Consumer noncyclical	3,827,046	8.8	3,483,948	8.5
Consumer cyclical	1,145,040	2.6	1,050,529	2.6
Finance companies	146,817	0.3	139,050	0.3
Capital goods	1,853,251	4.3	1,779,590	4.3
Transportation	1,171,433	2.7	1,144,450	2.8
Other industrial	224,436	0.5	200,605	0.5
Brokerage	851,862	2.0	769,663	1.9
Technology	1,785,981	4.1	1,551,826	3.8
Real estate	83,513	0.2	122,058	0.3
Other utility	65,735	0.2	83,366	0.2
Commercial mortgage-backed securities	2,067,082	4.8	1,961,153	4.8
Other asset-backed securities	1,333,280	3.1	1,411,617	3.4
Residential mortgage-backed non-agency securities	1,699,166	3.9	1,423,735	3.5
Residential mortgage-backed agency securities	755,150	1.7	729,775	1.8
U.S. government-related securities	1,320,547	3.0	1,295,120	3.2
Other government-related securities	318,403	0.7	302,933	0.7
State, municipals, and political divisions	2,025,010	4.7	1,973,022	4.8
Securities issued by affiliates	2,730,995	6.3	2,770,177	6.8
Total	$43,508,811	100.0%	$40,953,514	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2017	December 31, 2016
	(Dollars In Thousands)
AAA	$351,042	$341,364
AA	293,864	301,258
A	867,936	849,286
BBB	927,524	884,850
Below investment grade	240,713	263,102
Total Modco trading fixed maturities	$2,681,079	$2,639,860
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2017, were approximately $5.9 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,114.9	$2,112.3	$—	$—	$1,242.3	$1,250.8	$643.4	$648.4	$4,000.6	$4,011.5
AA	1.6	1.6	—	—	534.7	543.8	115.2	108.2	651.5	653.6
A	2.4	2.4	21.8	22.0	286.7	287.5	478.1	476.5	789.0	788.4
BBB	1.7	1.6	3.0	3.1	3.4	3.4	19.8	19.8	27.9	27.9
Below	96.5	95.6	212.4	211.0	—	—	76.8	76.2	385.7	382.8
	$2,217.1	$2,213.5	$237.2	$236.1	$2,067.1	$2,085.5	$1,333.3	$1,329.1	$5,854.7	$5,864.2

Rating %
AAA	95.4%	95.4%	—%	—%	60.1%	60.0%	48.2%	48.8%	68.3%	68.4%
AA	0.1	0.1	—	—	25.9	26.1	8.6	8.1	11.1	11.1
A	0.1	0.1	9.2	9.3	13.8	13.7	35.9	35.9	13.5	13.4
BBB	0.1	0.1	1.3	1.3	0.2	0.2	1.5	1.5	0.5	0.5
Below	4.3	4.3	89.5	89.4	—	—	5.8	5.7	6.6	6.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$930.0	$925.1	$237.2	$236.1	$1,046.7	$1,055.7	$819.6	$820.1	$3,033.5	$3,037.0
2014	197.5	195.0	—	—	239.5	244.2	31.8	32.4	468.8	471.6
2015	463.0	462.6	—	—	214.2	212.0	53.6	52.2	730.8	726.8
2016	236.2	240.8	—	—	469.1	475.7	249.0	246.1	954.3	962.6
2017	390.4	390.0	—	—	97.6	97.9	179.3	178.3	667.3	666.2
Total	$2,217.1	$2,213.5	$237.2	$236.1	$2,067.1	$2,085.5	$1,333.3	$1,329.1	$5,854.7	$5,864.2

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2016
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,767.5	$1,779.9	$—	$—	$1,167.9	$1,186.7	$727.3	$732.6	$3,662.7	$3,699.2
AA	3.1	3.1	—	—	517.0	532.9	125.2	117.8	645.3	653.8
A	2.8	2.8	0.5	0.5	266.5	270.9	426.4	428.6	696.2	702.8
BBB	2.2	2.2	1.8	1.9	9.8	9.8	34.6	34.7	48.4	48.6
Below	118.1	117.9	257.5	260.1	—	—	98.1	96.9	473.7	474.9
	$1,893.7	$1,905.9	$259.8	$262.5	$1,961.2	$2,000.3	$1,411.6	$1,410.6	$5,526.3	$5,579.3

Rating %
AAA	93.3%	93.4%	—%	—%	59.6%	59.4%	51.5%	51.9%	66.3%	66.3%
AA	0.2	0.2	—	—	26.4	26.6	8.9	8.4	11.7	11.7
A	0.1	0.1	0.2	0.2	13.5	13.5	30.2	30.4	12.6	12.6
BBB	0.1	0.1	0.7	0.7	0.5	0.5	2.5	2.5	0.9	0.9
Below	6.3	6.2	99.1	99.1	—	—	6.9	6.8	8.5	8.5
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$845.2	$845.2	$259.8	$262.5	$825.5	$837.1	$828.7	$828.9	$2,759.2	$2,773.7
2013	166.5	168.0	—	—	231.2	235.7	98.6	98.8	496.3	502.5
2014	205.0	205.0	—	—	238.2	246.9	168.4	168.4	611.6	620.3
2015	461.2	464.6	—	—	210.9	211.6	66.2	64.6	738.3	740.8
2016	215.8	223.1	—	—	455.4	469.0	249.7	249.9	920.9	942.0
Total	$1,893.7	$1,905.9	$259.8	$262.5	$1,961.2	$2,000.3	$1,411.6	$1,410.6	$5,526.3	$5,579.3

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of September 30, 2017, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 10.15 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2017:

Weighted-Average
Non-agency portfolio	Life

Prime	10.83
Alt-A	2.63
Sub-prime	2.27
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2017, our mortgage loan holdings were approximately $6.5 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2017, assuming the loans are called at their next call dates, approximately $54.7 million of principal would become due for the remainder of 2017, $976.2 million in 2018 through 2022, $124.6 million in 2023 through 2027, and $9.9 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2017 and December 31, 2016, approximately $715.2 million and $595.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2017 and 2016, we recognized $14.2 million, $25.7 million, $3.3 million, and $15.8 million, respectively, of participating mortgage loan income.
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2017 and December 31, 2016, there were $1.1 million and $0.7 million of allowances for mortgage loan credit losses, respectively. While our mortgage loans do not have quoted market values, as of September 30, 2017, we estimated the fair value of our mortgage loans to be $6.5 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 0.63% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of September 30, 2017, approximately $3.1 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the nine months ended September 30, 2017, certain mortgage loan transactions occurred that would have been accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the nine months ended September 30, 2017, we recognized two troubled debt restructurings as a result of the Company granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. We did not identify any loans whose principal was permanently impaired during the nine months ended September 30, 2017.
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of September 30, 2017, $3.1 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the nine months ended September 30, 2017.
As of September 30, 2017, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the nine months ended September 30, 2017.
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
Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2017, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $295.2 million, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of September 30, 2017, and an overall net unrealized loss of $1.7 billion as of December 31, 2016.

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2017, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$5,243,594	23.6%	$5,279,722	22.8%	$(36,128)	4.2%
>90 days but <= 180 days	228,235	1.0	233,182	1.0	(4,947)	0.6
>180 days but <= 270 days	266,193	1.2	274,333	1.2	(8,140)	0.9
>270 days but <= 1 year	6,731,343	30.3	6,920,677	29.9	(189,334)	21.9
>1 year but <= 2 years	792,490	3.6	831,757	3.6	(39,267)	4.5
>2 years but <= 3 years	8,983,871	40.3	9,569,236	41.5	(585,365)	67.9
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$22,245,726	100.0%	$23,108,907	100.0%	$(863,181)	100.0%
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
As of September 30, 2017, the Barclays Investment Grade Index was priced at 98 bps versus a 10 year average of 178 bps. Similarly, the Barclays High Yield Index was priced at 370 bps versus a 10 year average of 656 bps. As of September 30, 2017, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.9%, 2.3%, and 2.9%, as compared to 10 year averages of 1.7%, 2.6%, and 3.5%, respectively.
As of September 30, 2017, 93.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of September 30, 2017, there were estimated gross unrealized losses of $1.6 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2017, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$1,443,113	6.5%	$1,467,879	6.4%	$(24,766)	2.9%
Other finance	65,241	0.3	68,219	0.3	(2,978)	0.3
Electric utility	3,043,060	13.7	3,210,920	13.9	(167,860)	19.4
Energy	1,597,682	7.2	1,682,342	7.3	(84,660)	9.8
Natural gas	588,544	2.6	619,028	2.7	(30,484)	3.5
Insurance	2,238,831	10.1	2,314,403	10.0	(75,572)	8.8
Communications	1,195,917	5.4	1,273,219	5.5	(77,302)	9.0
Basic industrial	722,518	3.2	756,203	3.3	(33,685)	3.9
Consumer noncyclical	2,090,569	9.4	2,166,045	9.4	(75,476)	8.7
Consumer cyclical	644,643	2.9	671,045	2.9	(26,402)	3.1
Finance companies	27,413	0.1	29,411	0.1	(1,998)	0.2
Capital goods	1,021,495	4.6	1,062,302	4.6	(40,807)	4.7
Transportation	712,052	3.2	744,331	3.2	(32,279)	3.7
Other industrial	151,884	0.7	161,350	0.7	(9,466)	1.1
Brokerage	356,436	1.6	364,591	1.6	(8,155)	0.9
Technology	606,798	2.7	629,082	2.7	(22,284)	2.6
Real estate	35,526	0.5	35,851	0.2	(325)	—
Other utility	16,257	0.1	17,094	0.1	(837)	0.1
Commercial mortgage-backed securities	1,442,327	6.5	1,466,897	6.3	(24,570)	2.8
Other asset-backed securities	372,844	1.7	386,332	1.7	(13,488)	1.6
Residential mortgage-backed non-agency securities	798,758	3.6	811,727	3.5	(12,969)	1.5
Residential mortgage-backed agency securities	334,309	1.5	338,687	1.5	(4,378)	0.6
U.S. government-related securities	1,176,479	5.3	1,202,812	5.2	(26,333)	3.1
Other government-related securities	128,539	0.6	135,374	0.6	(6,835)	0.8
States, municipals, and political divisions	1,434,491	6.0	1,493,763	6.3	(59,272)	6.9
Total	$22,245,726	100.0%	$23,108,907	100.0%	$(863,181)	100.0%

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

The range of maturity dates for securities in an unrealized loss position as of September 30, 2017, varies, with 14.8% maturing in less than 5 years, 16.0% maturing between 5 and 10 years, and 69.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2017:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$13,657,954	61.4%	$14,097,720	61.0%	$(439,766)	50.9%
BBB	7,928,659	35.6	8,293,038	35.8	(364,379)	42.2
Investment grade	21,586,613	97.0%	22,390,758	96.8%	(804,145)	93.1%
BB	355,087	1.6	381,427	1.7	(26,340)	3.1
B	220,235	1.0	249,675	1.1	(29,440)	3.4
CCC or lower	83,791	0.4	87,047	0.4	(3,256)	0.4
Below investment grade	659,113	3.0%	718,149	3.2%	(59,036)	6.9%
Total	$22,245,726	100.0%	$23,108,907	100.0%	$(863,181)	100.0%
As of September 30, 2017, we held a total of 1,742 positions that were in an unrealized loss position. Included in that amount were 89 positions of below investment grade securities with a fair value of $659.1 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $59.0 million, $52.5 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.2% of invested assets. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2017:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$124,880	18.9%	$127,411	17.7%	$(2,531)	4.3%
>90 days but <= 180 days	23,503	3.6	24,306	3.4	(803)	1.4
>180 days but <= 270 days	1,320	0.2	1,609	0.2	(289)	0.5
>270 days but <= 1 year	57,566	8.7	60,461	8.4	(2,895)	4.9
>1 year but <= 2 years	15,142	2.3	15,742	2.2	(600)	1.0
>2 years but <= 3 years	436,702	66.3	488,620	68.1	(51,918)	87.9
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$659,113	100.0%	$718,149	100.0%	$(59,036)	100.0%

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2017:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$5,289,786	13.9%
AA	3,304,923	8.7
A	12,754,667	33.5
BBB	14,832,359	38.9
Investment grade	36,181,735	95.0
BB	1,369,259	3.6
B	301,762	0.8
CCC or lower	243,981	0.6
Below investment grade	1,915,002	5.0
Total	$38,096,737	100.0%
Not included in the table above are $2.4 billion of investment grade and $240.7 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2017. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of September 30, 2017:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Federal Home Loan Bank	$230.3	$—	$230.3
The Southern Co	215.7	—	215.7
Duke Energy Corp	207.3	—	207.3
AT&T Inc	206.7	—	206.7
JPMorgan Chase & Co	199.5	6.6	206.1
Wells Fargo & Co	200.3	—	200.3
Morgan Stanley	199.5	—	199.5
Goldman Sachs Group Inc	197.3	—	197.3
Exelon Corp	196.7	—	196.7
HSBC Holdings PLC	195.3	—	195.3
Total	$2,048.6	$6.6	$2,055.2
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and nine months ended September 30, 2017, we recognized approximately $0.3 million and $10.9 million, respectively, of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2017. As of September 30, 2017, we had no unfunded exposure and had no direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$623.4	$768.5	$1,391.9
Netherlands	227.6	249.0	476.6
France	134.4	226.5	360.9
Switzerland	220.3	112.2	332.5
Germany	149.9	150.4	300.3
Spain	22.7	228.2	250.9
Belgium	—	202.9	202.9
Sweden	129.1	20.6	149.7
Norway	—	99.3	99.3
Luxembourg	—	61.3	61.3
Ireland	—	58.2	58.2
Italy	—	41.3	41.3
Total securities	1,507.4	2,218.4	3,725.8
Derivatives:
Germany	41.4	—	41.4
United Kingdom	12.5	—	12.5
Switzerland	3.9	—	3.9
France	1.7	—	1.7
Total derivatives	59.5	—	59.5
Total securities	$1,566.9	$2,218.4	$3,785.3

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Fixed maturity gains - sales	$1,933	$3,223	$14,968	$30,703
Fixed maturity losses - sales	(891)	(1,558)	(4,486)	(6,587)
Equity gains - sales	—	—	—	320
Equity losses - sales	(352)	—	(1,398)	(284)
Impairments	(273)	(3,308)	(10,889)	(6,892)
Modco trading portfolio	19,399	23,995	93,181	178,353
Other	(1,939)	(1,508)	(7,557)	(7,842)
Total realized gains (losses) - investments	$17,877	$20,844	$83,819	$187,771
Derivatives related to VA contracts:
Interest rate futures - VA	$549	$(7,002)	$16,746	$62,065
Equity futures - VA	(25,959)	(41,836)	(75,389)	(66,392)
Currency futures - VA	(6,092)	934	(22,366)	5,888
Equity options - VA	(23,307)	(36,482)	(76,376)	(23,410)
Interest rate swaptions - VA	(292)	(229)	(2,423)	(3,212)
Interest rate swaps - VA	5,342	14,737	31,331	221,884
Total return swaps - VA	(8,057)	—	(9,675)	—
Embedded derivative - GLWB	740	90,954	(15,904)	(246,299)
Total derivatives related to VA contracts	(57,076)	21,076	(154,056)	(49,476)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(18,606)	(14,486)	(40,351)	(15,938)
Equity futures - FIA	66	2,236	161	4,269
Volatility futures - FIA	—	—	—	—
Equity options - FIA	11,242	6,583	29,511	1,756
Total derivatives related to FIA contracts	(7,298)	(5,667)	(10,679)	(9,913)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(297)	7,136	(10,958)	6,302
Equity futures - IUL	58	101	(878)	(71)
Equity options - IUL	1,975	1,607	6,437	1,821
Total derivatives related to IUL contracts	1,736	8,844	(5,399)	8,052
Embedded derivative - Modco reinsurance treaties	(19,746)	(24,187)	(90,314)	(105,362)
Other derivatives	43	50	41	(50)
Total realized gains (losses) - derivatives	$(82,341)	$116	$(260,407)	$(156,749)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and nine months ended September 30, 2017, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Alt-A MBS	$—	$—	$—	$—
Other MBS	6	155	44	162
Corporate securities	—	3,153	7,948	6,730
Equities	—	—	2,630	—
Other	267	—	267	—
Total	$273	$3,308	$10,889	$6,892
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2017, we sold securities in an unrealized loss position with a fair value of $121.5 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$33,154	27.3%	$(2,872)	48.8%
>90 days but <= 180 days	25,614	21.1	(225)	3.8
>180 days but <= 270 days	5,888	4.8	(173)	2.9
>270 days but <= 1 year	14,560	12.0	(524)	8.9
>1 year	42,234	34.8	(2,090)	35.6
Total	$121,450	100.0%	$(5,884)	100.0%
     For the three and nine months ended September 30, 2017, we sold securities in an unrealized loss position with a fair value (proceeds) of $37.2 million and $121.5 million, respectively. The losses realized on the sale of these securities were $1.2 million and $5.9 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the three and nine months ended September 30, 2017, we sold securities in an unrealized gain position with a fair value of $121.5 million and $566.1 million, respectively. The gains realized on the sale of these securities were $1.9 million and $15.0 million, respectively.
The $1.9 million of other realized losses recognized for the three months ended September 30, 2017, consisted of an increase in mortgage loan reserves of $1.9 million.
The $7.6 million of other realized losses recognized for the nine months ended September 30, 2017, consisted of an increase in mortgage loan reserves of $7.0 million, partnership losses of $0.4 million, and real estate losses of $0.1 million.
For the three and nine months ended September 30, 2017, net gains of $19.4 million and $93.2 million, primarily related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of the $93.2 million for the nine months ended September 30, 2017, approximately $1.7 million of losses were realized through the sale of certain securities, which will be returned to us from our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $19.7 million and $90.3 million, respectively, during the three and nine months ended September 30, 2017. The losses during the three and nine months ended September 30, 2017, were due to the tightening of credit spreads and lower treasury yields.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and nine months ended September 30, 2017, we experienced net realized losses on derivatives related to VA contracts of approximately $57.1 million and $154.1 million, respectively. These net losses on derivatives related to VA contracts were affected by capital market impacts as well as updates to certain policyholder assumptions during the three months ended September 30, 2017.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three and nine months ended September 30, 2017, these contracts generated immaterial gains.

LIQUIDITY AND CAPITAL RESOURCES
The Holding Company
Overview
Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We expect to use a portion of our positive cash flow from operations to pay dividends to our parent, Dai-ichi Life. We paid a $143.8 million dividend during the nine months ended September 30, 2017, and do not expect to pay a dividend for the remainder of 2017.
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
We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2017. There was an outstanding balance of $170.0 million bearing interest at a rate of LIBOR plus 1.00% as of September 30, 2017.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of September 30, 2017, our total cash and invested assets were $54.3 billion. The life insurance subsidiaries were committed as of September 30, 2017, to fund mortgage loans in the amount of $672.8 million.
Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The holding company held $96.3 million of cash and short-term investments, and our insurance subsidiaries held approximately $622.3 million in cash and short-term investments as of September 30, 2017.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Nine Months Ended September 30,
	2017	2016
	(Dollars In Thousands)
Net cash (used in) provided by operating activities	$(7,762)	$355,370
Net cash used in investing activities	(1,948,618)	(3,558,298)
Net cash provided by financing activities	1,865,760	3,428,200
Total	$(90,620)	$225,272
For The Nine Months Ended September 30, 2017 as compared to the Nine Months Ended September 30, 2016
Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products exceed benefit payments and surrenders, and we invest the excess. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $198.2 million of outflows from secured financing liabilities for the nine months ended September 30, 2017, as compared to the $218.7 million of outflows for the nine months ended September 30, 2016 and $2.2 billion inflows of investment product and universal life net activity as compared to $1.8 billion in the prior year. Net activity related to credit facility resulted in inflows of $40.9 million for the nine months ended September 30, 2017, as compared to $153.1 million of outflows for nine months ended September 30, 2016. Net repayment of non-recourse funding obligations equaled $36.0 million during the nine months ended September 30, 2017, as compared to net issuances of $2.1 billion during the nine months ended September 30, 2016. The Company paid a dividend during the nine month period ended September 30, 2017 of $143.8 million, as compared to a dividend of $89.3 million during the nine months ended September 30, 2016.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2017, we had $595.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2017, the fair value of securities pledged under the repurchase program was $549.8 million and the repurchase obligation of $493.8 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 118 basis points). During the nine months ended September 30, 2017, the maximum balance outstanding at any one point in time related to these programs was $981.3 million. The average daily balance was $546.2 million (at an average borrowing rate of 89 basis points) during the nine months ended September 30, 2017. As of December 31, 2016, the fair value of securities pledged under the repurchase program was $861.7 million and the repurchase obligation of $797.7 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 65 basis points). During 2016, the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016.
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of September 30, 2017, securities with a market value of $100.2 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for its obligation to return the collateral. As of September 30, 2017, the fair value of the collateral related to this program was $105.8 million and we have an obligation to return $105.8 million of collateral to the securities borrowers.
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
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2017, we ceded premiums to third party reinsurers amounting to $325.1 million and $984.1 million, respectively. In addition, we had receivables from reinsurers amounting to $5.1 billion as of September 30, 2017. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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
We maintain an intercompany capital support agreement with Shades Creek that provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of September 30, 2017, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A1
West Coast Life Insurance Company	A+	A+	AA-	A1
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Protective Property & Casualty Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A+	A+	A1
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
As of September 30, 2017, we had policy liabilities and accruals of approximately $31.6 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.48%.
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
As of September 30, 2017, we carried an $11 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,458,676	$205,790	$645,171	$39,365	$568,350
Non-recourse funding obligations(2)	4,657,215	260,759	611,437	662,771	3,122,248
Subordinated debt securities(3)	1,432,535	26,750	53,500	53,500	1,298,785
Stable value products(4)	5,069,209	963,785	2,262,606	1,693,271	149,547
Operating leases(5)	30,270	4,621	8,450	7,367	9,832
Home office lease(6)	77,552	2,048	75,504	—	—
Mortgage loan and investment commitments	852,091	759,062	93,029	—	—
Secured financing liabilities(7)	599,593	599,593	—	—	—
Policyholder obligations(8)	42,356,450	1,593,588	3,431,659	3,439,093	33,892,110
Total(9)	$56,533,591	$4,415,996	$7,181,356	$5,895,367	$39,040,872

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
     In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2017, we had outstanding mortgage loan commitments of $672.8 million at an average rate of 4.2%.
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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of September 30, 2017, and December 31, 2016:
Credited Rate Summary
As of September 30, 2017

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$203	$1,197	$2,044	$3,444
>3% - 4%	4,160	997	8	5,165
>4% - 5%	2,001	13	1	2,015
>5% - 6%	201	—	—	201
Subtotal	6,565	2,207	2,053	10,825
Fixed Annuities
1%	$614	$205	$360	$1,179
>1% - 2%	500	358	72	930
>2% - 3%	1,939	64	5	2,008
>3% - 4%	257	—	—	257
>4% - 5%	274	—	—	274
>5% - 6%	3	—	—	3
Subtotal	3,587	627	437	4,651
Total	$10,152	$2,834	$2,490	$15,476

Percentage of Total	66%	18%	16%	100%
Credited Rate Summary
As of December 31, 2016

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$202	$1,133	$2,023	$3,358
>3% - 4%	4,001	1,191	11	5,203
>4% - 5%	1,928	14	—	1,942
>5% - 6%	208	—	—	208
Subtotal	6,339	2,338	2,034	10,711
Fixed Annuities
1%	$670	$153	$114	$937
>1% - 2%	535	463	103	1,101
>2% - 3%	2,056	68	7	2,131
>3% - 4%	267	—	—	267
>4% - 5%	281	—	—	281
>5% - 6%	3	—	—	3
Subtotal	3,812	684	224	4,720
Total	$10,151	$3,022	$2,258	$15,431

Percentage of Total	66%	19%	15%	100%
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
In conducting our evaluation of the effectiveness of internal control over financial reporting as of September 30, 2017, we have excluded USWC Holding Company and its subsidiaries ("US Warranty") and the internal controls relating to the administrative systems and processes being provided by third parties for the acquired business. US Warranty was acquired on December 1, 2016 and its revenues and income were immaterial to the Company's results of operations for the nine month period ended September 30, 2017.
(b)    Changes in internal control over financial reporting
During the third quarter of 2017, the Company implemented components of SAP’s enterprise resource planning ("ERP") solution, which includes a new general ledger, a new consolidation system, and new financial reporting tools. The upgraded ERP system represents a systems improvement initiative designed to provide more effective management of our business operations as we continue to grow in size and scale. This initiative was not undertaken in response to any identified deficiency in the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment, and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
There were no other changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the NAIC risk-based capital formula. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and risk-based capital ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its risk-based capital ratio.

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

The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups (“IAIGs”), which is targeted to be implemented in 2019. The framework, which is currently under discussion, may include a global capital measurement standard for insurance groups deemed to be IAIGs that could exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries and legal entities, which could require each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is likely that, as a result of the Merger, the combined group will be deemed an IAIG, in which case it may be subject to supervision requirements and capital measurement standards beyond those applicable to any competitors who are not designated as an IAIG.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, insurer use of captive reinsurance companies, variable annuity reserves and capital treatment, certain aspects of insurance holding company reporting and disclosure, reinsurance, cybersecurity practices, liquidity assessment, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted principles-based reserving methodologies for life insurance and annuity reserves, but additional formulas and/or guidance relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, risk-based capital calculations, governance practices of insurers, and other items. Additionally, the NAIC is studying a group capital calculation that would aggregate required capital across U.S.-based insurance groups. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

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

Dodd-Frank includes a framework of regulation of over-the-counter (“OTC”) derivatives markets that requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The types of transactions required to be cleared are expected to increase in the future. In addition, new variation margin requirements applicable to derivatives transactions that are not required to be cleared became effective in September 2017. The increase of transactions required to be cleared and the application of new margin requirements for uncleared derivatives transactions may result in additional costs to the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could continue to reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its fixed and variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

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

The expanded definition of “investment advice fiduciary” and certain regulations related to new and revised Prohibited Transaction Exemptions went into effect on June 9, 2017, allowing fiduciaries to rely on the Prohibited Transaction Exemptions provided that they adhere to certain required Impartial Conduct Standards. The implementation of additional conditions applicable to the Prohibited Transaction Exemptions with which fiduciaries must comply has been delayed until July 1, 2019 and may be impacted, along with the current definition of “investment advice fiduciary”, by public comments solicited pursuant to the Department of Labor’s Request for Information. Responses to the Request for Information may also result in the adoption of new Prohibited Transaction Exemptions or additional conditions applicable to existing exemption requirements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2017, the Company sold no equity securities in transactions which were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer
During the quarter ended September 30, 2017, 100% of the Company’s common stock was owned by Dai-ichi Life Holdings, Inc., and was not available for repurchase by the Company.

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

4(a)
Supplemental Indenture No. 11, dated as of August 10, 2017, to the Subordinated Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to AmSouth Bank, as Trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 10, 2017 (No. 001-11339).

4(b)	Form of 5.350% Subordinated Debenture due 2052, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 10, 2017 (No. 001-11339).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended September 30, 2017, filed on November 14, 2017, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: November 14, 2017	By:	/s/ PAUL R. WELLS

Paul R. Wells
Senior Vice President, Chief Accounting Officer, and
Controller