Form 10-K
period 2017-12-31
PROTECTIVE LIFE CORP
filed 2018-03-02
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
____________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Registrant's telephone number, including area code: (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
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

Aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2017: None ($0)

Number of shares of Common Stock, $0.01 Par Value, outstanding as of February 1, 2018: 1,000

Documents Incorporated by Reference: None

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2017

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
The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above (including interest on certain corporate debt). This segment also includes earnings from several non-strategic or runoff lines of business, financing and investment related transactions, and the operations of several small subsidiaries. The Company periodically evaluates its operating segments and makes adjustments to our segment reporting as needed.
Additional information concerning the Company and its operating segments may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, Operating Segments to the consolidated financial statements included in this report.
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
Life Marketing
The Life Marketing segment markets fixed universal life ("UL"), indexed universal life ("IUL"), variable universal life ("VUL"), bank-owned life insurance ("BOLI"), and level premium term insurance ("traditional") products on a national basis, primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.
The following table presents the Life Marketing segment's sales as defined above:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2017	$172
2016	170
For the period of February 1, 2015 to December 31, 2015	144

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$12
2014	130
2013	155

Acquisitions
The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. The Company expects acquisition opportunities to continue to be available. However, the Company believes it may face increased competition and evolving capital requirements that may affect the environment and the form of future acquisitions.
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
The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage. On occasion, the Company's other operating segments have acquired companies and/or blocks of policies, such as the December 2016 acquisition of USWC Holding Company which is included in the Asset Protection segment. These acquisitions are not included in the Acquisitions segment. The results of these acquisitions are included in the respective segment's financial results.
On January 18, 2018, and for the limited purposes set forth therein, the Company entered into a Master Transaction Agreement (the "Master Transaction Agreement") with Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, for the limited purposes set forth therein, Liberty Mutual Group Inc. ("Liberty Mutual"), The Lincoln National Life Insurance Company ("Lincoln Life"), and for the limited purposes set forth therein, Lincoln National Corporation, pursuant to which Lincoln Life will acquire Liberty Mutual's Group Benefits Business and Individual Life and Annuity Business (the "Life Business") through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston ("Liberty") (the "Transaction"). Pursuant to the Master Transaction Agreement, the Company, PLICO and Protective Life and Annuity Insurance Company ("PLAIC"), a wholly owned subsidiary of PLICO, agreed to enter into reinsurance agreements and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the reinsurance agreements, Liberty will cede to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Life Business. The aggregate statutory reserves of Liberty to be ceded to PLICO and PLAIC as of the closing of the Transaction are expected to be approximately $13.0 billion. To support its obligations under the reinsurance agreements, PLICO and PLAIC will each establish a trust account for the benefit of Lincoln Life. Entry into the reinsurance agreements represents an estimated capital investment by PLICO of approximately $1.17 billion. The transaction is expected to be completed in the second quarter of 2018, pending regulatory approvals and other customary closing conditions.
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

The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed annuity and VA sales:

Successor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2017	$1,131	$426	$1,557
2016	727	593	1,320
For the period of February 1, 2015 to December 31, 2015	566	1,096	1,662

Predecessor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$28	$59	$87
2014	831	953	1,784
2013	693	1,867	2,560

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
The following table presents Stable Value Products sales:

Successor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2017	$116	$1,650	$1,766
2016	190	1,667	1,857
For the period of February 1, 2015 to December 31, 2015	115	699	814

Predecessor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$—	$—	$—
2014	42	50	92
2013	495	—	495

Asset Protection
The Asset Protection segment markets extended service contracts, credit life and disability insurance, and other specialized ancillary products to protect consumers' investments in automobiles, recreational vehicles ("RV"), watercraft, and powersports. In addition, the segment markets a guaranteed asset protection ("GAP") product. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset's actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The segment's products are primarily marketed through a national network of approximately 8,500 automobile, marine, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.
The following table presents the insurance and related product sales measured by the amount of single premiums and fees received:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2017	$584
2016	504
For the period of February 1, 2015 to December 31, 2015	482

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$37
2014	487
2013	470
In 2017, all of the segment's sales were through the automobile, RV, marine, and powersports dealer distribution channel and approximately 78.6% of the segment's sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.
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

Investments
As of December 31, 2017 (Successor Company), the Company's investment portfolio was approximately $54.6 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. On February 1, 2015, immediately before the Merger, the fair value of the Company's investment portfolio was significantly above the carrying value primarily due to low market interest rates. As a result of purchase accounting applied as of February 1, 2015, the carrying value of the Company's investment portfolio was adjusted to fair value which resulted in a drop in the overall yield of the Company's investment portfolio for the successor period. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 5, Investment Operations, and Note 7, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following table presents the investment results from continuing operations of the Company:

Successor Company
				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
For The Year Ended December 31, 2017	$55,370,926	$2,051,588	3.7%	$(305,828)	$109,686
For The Year Ended December 31, 2016	51,526,733	1,942,456	3.8	(40,288)	72,911
February 1, 2015 to December 31, 2015	46,040,220	1,632,948	3.5	29,997	(193,879)

Predecessor Company
		Realized Investment Gains (Losses)
For The Period of	Net Investment Income	Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
January 1, 2015 to January 31, 2015	$175,180	$(123,274)	$80,672

Predecessor Company
				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
For The Year Ended December 31,		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2014	$46,531,371	$2,197,724	4.7%	$(346,878)	$198,127
2013	44,751,600	1,918,081	4.9	188,131	(145,984)

Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2017 (Successor Company), the Company's mortgage loan holdings were approximately $6.8 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company's investment in mortgage loans, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Mortgage Loans to the consolidated financial statements included herein.
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
The Company's ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, the Company's acquisitions strategy or competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the financial strength ratings of the Company's insurance subsidiaries, including as a result of the Company's status as a subsidiary of Dai-ichi Life.
Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company's securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company's access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral. The rating organizations may take various actions, positive or negative, with respect to the Company's debt ratings, including as a result of the Company's status as a subsidiary of Dai-ichi Life.

Life Insurance In-Force
The following table presents life insurance sales by face amount and life insurance in-force:

	Successor Company			Predecessor Company
	For The Year Ended December 31,		February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
	2017	2016			2014	2013
	(Dollars In Thousands)			(Dollars In Thousands)
New Business Written
Life Marketing	$52,154,590	$48,654,140	$37,677,352	$3,425,214	$35,967,402	$39,107,963
Asset Protection	483,299	646,225	641,794	58,345	878,671	1,040,593
Total	$52,637,889	$49,300,365	$38,319,146	$3,483,559	$36,846,073	$40,148,556

	Successor Company			Predecessor Company
	As of December 31,			As of December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)			(Dollars In Thousands)
Business Acquired Acquisitions	$—	$83,285,951	$—	$—	$44,812,977
Insurance In-Force at End of Year(1)
Life Marketing	$613,752,209	$590,021,218	$565,858,830	$546,994,786	$535,747,678
Acquisitions	246,499,115	263,771,251	199,482,477	215,223,031	235,552,325
Asset Protection	1,466,334	1,721,641	1,910,691	2,055,873	2,149,324
Total	$861,717,658	$855,514,110	$767,251,998	$764,273,690	$773,449,327

(1)
Reinsurance assumed has been included, reinsurance ceded (Successor 2017 - $328,377,398; 2016 - $348,994,650; 2015 - $368,142,294); (Predecessor 2014 - $388,890,060; 2013 - $416,809,287) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Successor Company
As of December 31,	Ratio of Voluntary Termination
2017	4.5%
2016	4.9
2015	4.2

Predecessor Company
As of December 31,	Ratio of Voluntary Termination
2014	4.7%
2013	5.1

Investment Products In-Force
The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company's financial statements as liabilities related to separate accounts.

Successor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2017	$4,698,371	$10,921,190	$13,956,071
2016	3,501,636	10,642,115	13,244,252
2015	2,131,822	10,719,862	12,829,188

Predecessor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2014	$1,959,488	$10,724,849	$13,383,309
2013	2,559,552	10,832,956	13,083,735

Underwriting
The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application, and in some cases, third party medical information providers, inspection reports, credit reports, attending physician statements and/or the results of a medical exam, to determine whether a policy should be issued as applied for, other than applied for, or rejected. Substandard risks may be referred to reinsurers for evaluation. The Company does utilize a "simplified issue" approach for certain policies which are primarily sold through the Asset Protection segment. In the case of "simplified issue" policies, coverage is rejected if the responses to certain health questions contained in the application, or the applicant's inability to make an unqualified health certification, indicate adverse health of the applicant.
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
The Company utilizes an advanced underwriting system, TeleLife®, for certain product lines in life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements. The Company also introduced a streamlined underwriting approach that utilizes the TeleLife® process and noninvasive risk selection tools to approve some applications without requiring a paramedical exam or lab testing.
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
For approximately 15 years prior to 2012, the Company reinsured 90% of the mortality risk on the majority of its newly written universal life insurance on a YRT basis. During 2012, the Company moved to reinsure only amounts in excess of its $2,000,000 retention, which was increased to $5,000,000 during 2016, for the majority of its newly written universal life and level premium term insurance.

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
The policy liabilities and accruals carried in the Company's financial reports presented on the basis of generally accepted accounting principles generally accepted in the United States of America ("GAAP") differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities for traditional life, immediate annuity, and health contracts, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes. The GAAP policy liabilities also include lapse assumptions in the calculation and use the net level premium method on all business which generally differs from policy liabilities calculated for statutory financial statements. Policy liabilities for universal life policies, deferred annuity contracts, GICs, and funding agreements are generally carried in the Company's financial reports at the account value of the policy or contract plus accrued interest. Additional liabilities are held as appropriate for excess benefits above the account value.
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

The Company is subject to corporate income, excise, franchise, and premium taxes. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate effective January 1, 2018. The legislation is expected to result in an overall benefit for investment-related adjustments decreasing the effective tax rate and taxable income. The Company also expects an increase in taxable income, but no effect on the effective tax rate, as the result of changes in legislation regarding the capitalization of deferred acquisition costs and policyholder benefit reserves. While overall the Tax Reform Act will cause the Company to report higher amounts of taxable income, the Company expects to pay less income tax in the future due to the lower tax rate.

In addition, life insurance products are often used to fund estate tax obligations. Future changes to estate tax laws may affect the demand for life insurance products.

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
The Company's ability to compete is dependent upon, among other things, its ability to attract and retain distributors to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate ratings from rating organizations.
As technology evolves, a comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency, which differs from past behavior.

Risk Management
Risk management is a critical part of the Company's business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, and technology. The Company's Enterprise Risk Management office, under the direction of the Chief Risk Officer, along with other departments, management groups and committees, have responsibilities for managing different risks throughout the Company. Risk management includes the assessment of risk, a decision process which includes determining which risks are acceptable and the monitoring and management of identified risks on an ongoing basis. The primary objectives of these risk management processes are to determine the acceptable level of variations the Company experiences from its expected results and to implement strategies designed to limit such variations to these levels.
Regulation
The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners ("NAIC"). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company's domiciliary state regulator.
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
Under the insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long-term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.

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

The states in which the Company's insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries' ability to pay dividends to the Company. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are considered extraordinary and are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2018 is approximately, in the aggregate, $853.2 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without prior approval by state regulatory authorities.

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

At the federal level, the executive branch or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress which could affect the Company's business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, the impact of such legislation on the Company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act") made sweeping changes to the regulation of financial services entities, products and markets. The Dodd-Frank Act directed existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity.

Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the over-the-counter (“OTC”) derivatives marketplace and granted new joint regulatory authority to the United States Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”) over OTC derivatives. In collaboration with U.S. federal banking regulators, the CFTC has adopted regulations which categorize the Company as a “financial end-user” which is thereby required to post and collect margin in a variety of derivatives transactions. Recommendations and reports from entities created under the Dodd-Frank Act, such as the Federal Insurance Office (“FIO”) and the Financial Stability Oversight Council (“FSOC”), could also affect the manner in which insurance and reinsurance are regulated in the U.S. and, thereby, the Company’s business. The Dodd-Frank Act also created the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the CFTC. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB, and the Company is unable to predict at this time the ways in which the CFPB’s regulations might directly or indirectly affect the Company or its subsidiaries.

The Company is subject to regulations adopted by the United States Department of Labor that affect a variety of products and services provided to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act ("ERISA"). The regulations significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a “fiduciary” when providing investment advice with respect to ERISA plans or Individual Retirement Accounts (“IRAs”). The Department of Labor also issued amendments to long-standing exemptions from the provisions of ERISA and the Internal Revenue Code (the "Code") that prohibit fiduciaries from engaging in certain types of transactions (“Prohibited Transaction Exemptions”) and adopted new Prohibited Transaction Exemptions. These amended and new Prohibited Transaction Exemptions appear to increase significantly the conditions that must be satisfied by fiduciaries in order to receive traditional forms of commission, such as sales commissions, for sales of insurance products to ERISA plans, plan participants and IRAs.

The Department of Labor has recently expanded the definition of "investment advice fiduciary" and made effective new and revised Prohibited Transaction Exemptions, with additional exemptions and conditions thereto delayed and under review. In addition, various other suitability and/or best interest requirements are being considered at the state and federal levels which, if made effective, may ultimately apply to the Company. The indefiniteness and continued delays associated with these various initiatives have created uncertainty among distributors of our products, and this uncertainty continues to have an impact upon sales. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or to otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant.

Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority ("FINRA") examine or investigate the activities of broker-dealers and investment advisers, including the Company's affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons.

The USA PATRIOT Act of 2001 includes anti-money laundering and financial transparency laws as well as various regulations applicable to broker-dealers and other financial services companies, including insurance companies. Financial institutions are required to collect information regarding the identity of their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions. As a result, the Company is required to maintain certain internal compliance practices, procedures, and controls.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, tax laws, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, cybersecurity regulation, technology and data regulations, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and, because the Company owns and operates real property, state, federal, and local environmental laws. The Company may also be subject to regulations influenced by or related to international regulatory authorities or initiatives. The Company's sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority ("JFSA"). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries. Domestically, the NAIC may be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes of the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Changes in laws and regulations or in interpretations thereof, or to initiatives or regulatory structures or schemes of international regulatory bodies, which are applicable to the Company could have a significant adverse impact on the Company.
Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included herein.
Employees
As of December 31, 2017, the Company had approximately 2,773 employees, of which 2,755 were full-time and 18 were part-time employees. Included in the total were approximately 1,605 employees in Birmingham, Alabama, of which 1,597 were full-time and 8 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2017 was approximately $15.5 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 16, Employee Benefit Plans to our consolidated financial statements for additional information.
Available Information
The Company files reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an internet site at www.sec.gov that contains the Company's annual, quarterly, and current reports and other information filed electronically by the Company.
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

Executive Officers
As of December 31, 2017, the Company's executive officers were as follows:

Name	Age	Position
John D. Johns	65	Executive Chairman of the Company and a Director
Richard J. Bielen	57	President, Chief Executive Officer, and a Director
D. Scott Adams	53	Executive Vice President and Chief Administrative Officer
Mark L. Drew	56	Executive Vice President and General Counsel
Deborah J. Long	64	Executive Vice President, Chief Legal Officer and Secretary
Michael G. Temple	55	Executive Vice President, Finance and Risk
Carl S. Thigpen	61	Executive Vice President and Chief Investment Officer
Steven G. Walker	58	Executive Vice President and Chief Financial Officer
All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers are related to any director of the Company or to any other executive officer.
Mr. Johns has been Chairman of the Board of the Company since July 2017. He previously served as Chairman of the Board of the Company from January 2003 to July 2017 and Chief Executive Officer of the Company from December 2001 to July 2017. He has been a director of the Company since May 1997. From August 1996 to January 2016, Mr. Johns also served as President of the Company. Mr. Johns has been employed by the Company and its subsidiaries since 1993.
Mr. Bielen has been Chief Executive Officer of the Company since July 2017 and President of the Company since January 2016. From January 2016 to July 2017, Mr. Bielen also served as Chief Operating Officer of the Company. From June 2007 to January 2016, Mr. Bielen served as Vice Chairman and Chief Financial Officer of the Company. From August 2006 to June 2007, Mr. Bielen served as Executive Vice President, Chief Investment Officer, and Treasurer of the Company. Mr. Bielen became a director of the Company on February 1, 2015. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.
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
Ms. Long has been Executive Vice President, Chief Legal Officer, and Secretary of the Company since August 2016. From March 2007 to August 2016, Ms. Long served as Executive Vice President, General Counsel, and Secretary of the Company and from January 2016 to August 2016, Ms. Long also served as Chief Legal Officer of the Company. From March 2007 to August 2016, Ms. Long served as Executive Vice President, General Counsel, and Secretary of the Company. Ms. Long has been employed by the Company and its subsidiaries since 1994.
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

Mr. Walker has been Executive Vice President and Chief Financial Officer of the Company since January 2016. From January 2016 to March 2017, Mr. Walker also served as Controller of the Company. From March 2004 to January 2016, Mr. Walker served as Senior Vice President, Chief Accounting Officer, and Controller of the Company. Mr. Walker has been employed by the Company and its subsidiaries since 2002.

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

As of February 1, 2015, the date of completion of our merger, all of our common stock became owned by Dai-ichi Life Insurance Company, Limited (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”). As the holder of 100% of our voting stock, Dai-ichi Life is entitled to elect all of our directors, to approve any action requiring the approval of the holders of our voting stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets, and to prevent any transaction that requires the approval of stockholders. Dai-ichi Life has effective control over our affairs, policies and operations, such as the appointment of management, future issuances of our securities, the payments of distributions by us, if any, in respect of our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions, and Dai-ichi Life's interests may not in all cases be aligned with the interests of investors, including holders of our debt securities. Additionally, our credit agreement and indentures permit us to pay dividends and make other restricted payments to Dai-ichi Life under certain circumstances, and Dai-ichi Life may have an interest in our doing so. In addition, Dai-ichi Life has no obligation to provide us with any additional debt or equity financing.

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

These identified risks may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company, or those that it currently deems to be immaterial, may adversely affect its business, financial condition and/or results of operations.

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

Volatility in equity markets may influence prospective purchasers of variable life and annuity products and fixed annuity products that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Decreases in policy fees could materially and adversely affect the profitability of our variable annuity products.

Equity market volatility can also affect the profitability of annuity products with riders. The estimated cost of providing guaranteed minimum death benefits ("GMDB") and guaranteed living withdrawal benefits ("GLWB") incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products. While these liabilities are hedged, there still may be a possible resulting negative impact to net income and to the statutory capital and risk-based capital ratios of the Company's insurance subsidiaries.

The amortization of DAC relating to annuity products and the estimated cost of providing GMDB and GLWB incorporate various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of DAC and the cost of providing GMDB and GLWB could increase if equity market performance is worse than assumed.

The Company's use of derivative financial instruments within its risk management strategy may not be effective or sufficient.

The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including risks related to credit and equity markets, interest rate levels, foreign exchange, and volatility on its fixed indexed annuity and variable annuity products and associated guaranteed benefit features. The Company may also use derivative financial instruments within its risk management strategy to mitigate risks arising from its exposure to investments in individual issuers or sectors of issuers and to mitigate the adverse effects of interest rate levels or volatility on its overall financial condition or results of operations.

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

The use of derivative financial instruments by the Company generally to hedge various risks that impact GAAP earnings may have an adverse impact on the level of statutory capital and risk-based capital ratios because earnings under the Company's hedging program are recognized differently under GAAP and statutory accounting methods.

The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The derivative financial instruments used by the Company in its risk management strategy may not be properly designed, may not be properly implemented as designed and/or may be insufficient to hedge the risks in relation to the Company's obligations.

The Company is subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to the Company, which may result in associated derivative financial instruments becoming ineffective or inefficient.

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

The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable or within the Company's control. Furthermore, our sole stockholder is not obligated to provide us with additional capital. A lack of sufficient capital could have a material adverse impact on the Company's financial condition and/or results of operations.

A ratings downgrade or other negative action by a rating organization could adversely affect the Company.

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of the Company’s insurance subsidiaries or the debt ratings of the Company could adversely affect the Company in many ways, including, but not limited to, reducing new sales of insurance and investment products, adversely affecting relationships with distributors and sales agents, increasing the number or amount of policy surrenders and withdrawals of funds, requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive, negatively impacting the Company's ability to execute its acquisition strategy, and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under certain contractual obligations, including reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

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

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and other circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to our debt ratings and financial strength ratings of our insurance subsidiaries, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a ratings agency could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

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

Based on the Company's current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $5.0 million and $9.2 million as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively, related to state operating loss carryforwards which are more likely than not to expire unutilized. If future events differ from the Company's current forecasts, an additional valuation allowance may need to be established, which could have a material adverse effect on the Company's results of operations, financial condition, or capital position.

The Company could be adversely affected by an inability to access its credit facility.

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit or liquidity are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company’s inability to access some or all of the line of credit under the credit facility could have a material adverse effect on its financial condition and/or results of operations.

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

Certain of the Company's insurance subsidiaries have arrangements with various open-end investment companies, or "mutual funds", and the investment advisers to those mutual funds, to offer the mutual funds as investment options in the Company's variable life and annuity products. It is possible that the termination of one or more of those arrangements by a mutual fund or its adviser could have a detrimental impact on the company's ability to sell its variable life and annuity products, or maintain current levels of assets in those products, which could have a material adverse effect on the Company's financial condition and/or results of operations.

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

The NAIC risk-based capital formula uses a tax factor that generally assumes a 35% corporate tax rate. Beginning in 2018, the maximum corporate tax rate will be 21%. While the extent of any changes to the risk-based capital formula is not yet known, the Company anticipates that the NAIC risk-based capital formula will change to reflect the lower corporate tax rate. This change would likely increase required capital, which, in turn, would decrease the statutory risk-based capital ratios of U.S. life insurance companies, including the Company and its subsidiaries.

The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and risk-based capital ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company's portfolio, which could result in a reduction of the Company's capital and surplus and/or its risk-based capital ratio.

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

The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator.

At any given time, a number of financial, market conduct, or other examinations or audits of the Company’s subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition and/or results of operations. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products. The Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. At the federal level, the executive branch or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress that could affect the Company and its business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.

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

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published an evolving methodology for identifying “global systemically important insurers” (“G-SIIs”) and high-level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated nine insurance groups as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. Although neither the Company nor Dai-ichi Life has been designated as a G-SII, the list of designated insurers will be updated periodically by the FSB. It is possible that the greater size and reach of the combined group as a result of the Company becoming a subsidiary of Dai-ichi Life, or a change in the methodologies or their application, could lead to the combined group’s designation as a G-SII.

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

The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group ("VAIWG") in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG developed a Framework for Change (the “Framework”) which was adopted in 2015. The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, which changes could potentially be applied to both in-force and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with a likely effective date in 2019) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives. The VAIWG recently exposed for comment a set of recommended changes received from its consultant in December 2017. If the recommendations are adopted, changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and/or results of operations.

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

Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial condition and/or results of operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices or related audits and examinations. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company; State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014; dismissal reversed by the West Virginia Supreme Court of Appeals on June 16, 2015; Petition for Rehearing filed by Defendant insurance companies denied on September 21, 2015). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial condition and/or results of operations.

The Company is subject to insurance guaranty fund laws, rules and regulations that could adversely affect the Company's financial condition or results of operations.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In 2017, the NAIC adopted provisions to the Life and Health Insurance Guaranty Association Model Act that, if adopted by states, would result in an increase to the percentage of liabilities attributable to any future long term care provider insolvency that can be assessed to life insurers. Legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that differs from the revised Model Act and increases the cost of future assessments or that alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. The Dodd-Frank Act directed existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. While a number of studies and much of the rule-making process has already been completed, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity.

Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the over-the-counter (“OTC”) derivatives marketplace and granted new joint regulatory authority to the United States Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”) over OTC derivatives. While the SEC and CFTC continue to promulgate rules required by the Dodd-Frank Act, most rules have been finalized and, as a result, certain of the Company’s derivatives operations are subject to, among other things, new recordkeeping, reporting and documentation requirements and new clearing requirements for certain swap transactions (currently, certain interest rate swaps and index-based credit default swaps; cleared swaps require the posting of margin to a clearinghouse via a futures commission merchant and, in some case, to the futures commission merchant as well).

In 2015, U.S. federal banking regulators and the CFTC adopted regulations that will require swap dealers, security-based swap dealers, major swap participants and major security-based swap participants (“Swap Entities”) to post margin to, and collect margin from, their OTC swap counterparties (the “Margin Rules”). Under the Margin Rules, the Company would be considered a “financial end-user” that, when facing a Swap Entity, is required to post and collect variation margin for its non-cleared swaps.

In addition, depending on its derivatives exposure, the Company may be required to post and collect initial margin as well. The initial margin requirements of the Margin Rules will be phased-in over a period of five years based on the average aggregate notional amount of the Swap Entity’s (combined with all of its affiliates) and its counterparty’s (combined with all of its affiliates) swap positions. It is anticipated that the Company will not be subject to the initial margin requirements until September 1, 2020. The variation margin requirement took effect on September 1, 2016, for swaps where both the Swap Entity (and its affiliates) and its counterparty (and its affiliates) have an average daily aggregate notional amount of swaps for March, April and May of 2016 that exceeds $3 trillion. Otherwise, the variation margin requirement, to which we are subject, took effect on March 1, 2017.

Other regulatory requirements may indirectly impact us. For example, non-U.S. counterparties of the Company may also be subject to non-U.S. regulation of their derivatives transactions with the Company. In addition, counterparties regulated by the Prudential Regulators (which consist of the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Federal Housing Finance Agency) are subject to liquidity, leverage and capital requirements that impact their derivatives transactions with the Company. Collectively, these new requirements have increased the direct and indirect costs of our derivatives activities and may further increase them in the future.

The Dodd-Frank Act also established a Federal Insurance Office (“FIO”) under the U.S. Treasury Department. Although the Federal Insurance Office was not granted general supervisory authority over the insurance industry, it is authorized to, among other things, (1) monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance and (2) recommend changes to the state system of insurance regulation to the U.S. Congress. The FIO was required to issue several reports to Congress on the insurance industry, most notably, (i) a report on “how to modernize and improve the system of insurance regulation in the United States”, and (ii) a report on “the breadth and scope of the global reinsurance market and the critical role such market plays in supporting insurance in the United States.” The FIO issued its report on how to modernize and improve the system of insurance regulation in the United States in December 2013. The report details the strengths and weaknesses of the current insurance regulatory system and makes recommendations in the areas of insurance sector solvency and marketplace regulation. Although the report stops short of recommending direct federal regulation of insurance, it does recommend significantly greater federal involvement in a number of areas. In December 2014, the FIO published its report on the breadth and scope of the global reinsurance market. In this reinsurance report, the FIO indicates that reinsurance collateral continues to be at the forefront of its thinking with regard to potential direct federal involvement in insurance regulation. Specifically, the FIO’s report argues that federal officials are well-positioned to make determinations regarding whether a foreign jurisdiction has sufficiently effective regulation and, in doing so, consider other prudential issues pending in the U.S. and between the U.S. and affected foreign jurisdictions. The reinsurance report notes that work continues towards initiating negotiations for covered agreements with leading reinsurance jurisdictions that may have the effect of preempting inconsistent state laws. In 2017, the U.S. and E.U. entered into such a covered agreement. It remains to be seen whether the U.S. will negotiate covered agreements with other major U.S. trading partners. More generally, it remains to be seen whether either of the FIO’s reports will affect the manner in which insurance and reinsurance are regulated in the U.S. and, thereby, the Company’s business.

The Dodd-Frank Act also established the Financial Stability Oversight Council (the “FSOC”), which is charged with identifying risks to the financial stability of the U.S. financial markets, promoting market discipline, and responding to emerging threats to the stability of the U.S. financial markets. The FSOC is empowered to make recommendations to primary financial regulatory agencies regarding the application of new or heightened standards and safeguards for financial activities or practices, and certain participation in such activities, that threaten the stability of the U.S. financial markets. In addition, the FSOC is authorized to determine whether an insurance company is systematically significant and to recommend that it should be subject to enhanced prudential standards and to supervision by the Board of Governors of the Federal Reserve System. In April 2012, the FSOC approved its final rule for designating non-bank financial companies as systemically important financial institutions (“SIFI”). Under the final rule, the Company’s assets, liabilities and operations do not currently satisfy the financial thresholds that serve as the first step of the three-stage process to designate a non-bank financial company as a SIFI. While recent developments suggest that it is unlikely that FSOC will be designating additional non-bank financial companies as systematically significant, there can be no assurance of that unless and until FSOC’s authority to do so has been rescinded.

Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, but excluding investment products already regulated by the SEC or the CFTC. The CFPB has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and issued a rule in 2016 amending regulations under the Home Mortgage Disclosure Act that requires the Company to, among other things, collect and disclose extensive data related to its lending practices. At this time, the rule relates to reporting data relative to Company loans made on multi-family apartments, seniors living housing, manufactured housing communities and any mixed-use properties which contain a residential component. It is unclear at this time how burdensome compliance with this or other rules promulgated under the Home Mortgage Disclosure Act will become.

Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. The CFPB continues to bring enforcement actions involving a growing number of issues, including actions brought jointly with state Attorneys General, which could directly or indirectly affect the Company or any of its subsidiaries. The Company is unable at this time to predict the impact of these activities on the Company.

Although the full impact of the Dodd-Frank Act cannot be determined until all of the various studies mandated by the law are conducted and all implementing regulations are adopted, many of the legislation’s requirements could have an adverse impact on the financial services and insurance industries. In addition, the Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model, or satisfy increased capital requirements.

Regulations issued by the Department of Labor expanding the definition of “investment advice fiduciary” under ERISA and creating and revising several prohibited transaction exemptions for investment activities in light of that expanded definition may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations.

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

The expanded definition of "investment advice fiduciary" and certain regulations related to new and revised Prohibited Transaction Exemptions went into effect on June 9, 2017, allowing fiduciaries to rely on the Prohibited Transaction Exemptions provided that they adhere to certain required Impartial Conduct Standards. The implementation of additional conditions applicable to the Prohibited Transaction Exemptions with which fiduciaries must comply has been delayed until July 1, 2019 and may be impacted, along with the current definition of "investment advice fiduciary", by public comments solicited pursuant to the Department of Labor's Request for Information. Responses to the Request for Information may also result in the adoption of new Prohibited Transaction Exemptions or additional conditions applicable to existing exemption requirements.

There remains significant uncertainty surrounding the final form that these regulations may take. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company's annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. The foregoing could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

In addition to the foregoing, the NAIC has proposed the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, would impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering legislation that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. These standards vary widely in scope, applicability and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company's products are sold.

The Company may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with its business operations.

Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker-dealers and investment advisors, including the Company’s affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company's ability to enter into certain transactions is influenced by how such a transaction might affect Dai-ichi Life's taxation in Japan.

Changes to tax law, such as the effect of the Tax Reform Act enacted on December 22, 2017, or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

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

The Company is subject to corporate income, excise, franchise, and premium taxes. Federal tax law in place for 2017 provided certain benefits to the Company, such as the dividends-received deduction, the deferral of current taxation on derivatives' and securities' economic income, and the deduction for future policy benefits and claims. The Tax Cuts and Jobs Act (the "Tax Reform Act") will cause the Company to report higher amounts of taxable income in the future. However, the legislation significantly reduced the corporate income tax rate. Overall, the Company expects to pay less income tax in the future.

The Company's mid-2005 transition from relying on reinsurance for newly-written traditional life products to reinsuring some of these products' reserves into its captive insurance companies resulted in a net reduction in its current taxes, offset by an increase in its deferred taxes. The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The recent tax reform legislation, with its overall lower tax rate, has decreased the economic tax benefit associated with these products. Ultimately, the profitability and competitive position of these products is dependent on the continuation of favorable provisions in the tax law and the Company's ability to generate taxable income.

Financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments.

A number of judgments have been returned against insurers, broker-dealers, and other providers of financial services involving, among other things, sales, underwriting practices, product design, product disclosure, product administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the company does business, employment-related matters, payment of sales or other contingent commissions, and other matters. Often these legal proceedings have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given legal proceeding. Arbitration awards are subject to very limited appellate review. In addition, in some legal proceedings, companies have made material settlement payments. In some instances, substantial judgments may be the result of a party's perceived ability to satisfy such judgments as opposed to the facts and circumstances regarding the claims.

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

The FASB is working on several projects that could result in significant changes to GAAP. Furthermore, the FASB continues to monitor the development of International Financial Reporting Standards ("IFRS") and to consider the activities of the International Accounting Standards Board ("IASB") and how these activities may impact U.S. GAAP standard setting and financial reporting. While the SEC has indicated that it does not intend to incorporate IFRS into the U.S. financial reporting system in the near term, any changes to conform or converge the IFRS and GAAP frameworks would impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure. Such changes would affect how we manage our business, as it will likely affect business processes such as the design of products and compensation plans. The Company is unable to predict whether, and if so, when the FASB projects will be adopted and/or implemented, or the degree to which IFRS will be incorporated into the U.S. financial reporting system.

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

The estimated fair value of the operating segment is impacted by the performance of the business, which may be adversely impacted by prolonged market declines or other circumstances. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill, and notes 2 and 11 of the notes to the consolidated financial statements for additional information.

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
The Company leases administrative and marketing office space in 16 cities (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $7.8 million.

The Company believes its properties are adequate and suitable for the Company's business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.
Item 3.    Legal Proceedings
To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject. For additional information regarding legal proceedings see Item 1A, Risk Factors, and Note 15, Commitments and Contingencies, of the notes to the consolidated financial statements, each included herein.
Item 4.    Mine Safety Disclosure—Not Applicable

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 1, 2015 the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited (now known as Dai-ichi Life Holdings, Inc., "Dai-ichi Life"), and as a result there is no market for our Common Stock, of which all shares are owned by Dai-ichi Life. Prior to February 1, 2015 the Company's Common Stock was listed on the New York Stock Exchange, but was delisted in connection with our becoming a wholly owned subsidiary of Dai-ichi Life.
The Company paid $143.8 million and $89.3 million of dividends during the year ended December 31, 2017 and 2016, respectively, to its parent, Dai-ichi Life. In the future, the Company expects to pay cash dividends to its parent, Dai-ichi Life, subject to its earnings and financial condition, regulatory requirements, capital needs, and other relevant factors. The Company's ability to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources" included herein. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are domesticated. See Item 1, Business, "Regulation". The historical trading ranges of the Company's equity shares and related dividends are set forth below for the noted periods.

Item 6.    Selected Financial Data

	Successor Company			Predecessor Company
	For The Year Ended December 31,		February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
	2017	2016			2014	2013
	(Dollars In Thousands)			(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$3,477,419	$3,407,931	$3,008,050	$261,866	$3,297,768	$2,981,651
Reinsurance ceded	(1,360,735)	(1,314,716)	(1,154,978)	(89,956)	(1,373,597)	(1,377,195)
Net of reinsurance ceded	2,116,684	2,093,215	1,853,072	171,910	1,924,171	1,604,456
Net investment income	2,051,588	1,942,456	1,632,948	175,180	2,197,724	1,918,081
Realized investment gains (losses):
Derivative financial instruments	(305,828)	(40,288)	29,997	(123,274)	(346,878)	188,131
All other investments	121,428	90,659	(166,886)	81,153	205,402	(123,537)
Other-than-temporary impairment losses	(3,962)	(32,075)	(28,659)	(636)	(2,589)	(10,941)
Portion recognized in other comprehensive income (before taxes)	(7,780)	14,327	1,666	155	(4,686)	(11,506)
Net impairment losses recognized in earnings	(11,742)	(17,748)	(26,993)	(481)	(7,275)	(22,447)
Other income	446,662	415,653	388,531	36,421	430,428	394,315
Total revenues	4,418,792	4,483,947	3,710,669	340,909	4,403,572	3,958,999
Total benefits and expenses	3,983,735	3,889,950	3,310,827	339,727	3,820,283	3,368,626
Income before income tax	435,057	593,997	399,842	1,182	583,289	590,373
Income tax expense (benefit)	(671,475)	200,968	131,543	(327)	198,414	196,909
Net income	$1,106,532	$393,029	$268,299	$1,509	$384,875	$393,464
PER SHARE DATA
Net income from continuing operations—basic				$0.02	$4.81	$4.96
Net income available to PLC's common shareowners—basic				$0.02	$4.81	$4.96
Average shares outstanding—basic				80,452,848	80,065,217	79,395,622
Net income from continuing operations—diluted				$0.02	$4.73	$4.86
Net income available to PLC's common shareowners—diluted				$0.02	$4.73	$4.86
Average shares outstanding—diluted				81,759,287	81,375,496	80,925,713
Cash dividends paid				$—	$0.92	$0.78
Total Protective Life Corporation's Shareowners' Equity				$68.49	$62.58	$47.28

	Successor Company			Predecessor Company
	As of December 31,			As of December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)			(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$79,634,767	$75,003,379	$68,488,697	$70,480,306	$68,757,363
Total stable value products and annuity account balances	15,619,561	14,143,751	12,851,684	12,910,217	13,684,805
Non-recourse funding obligations	2,747,477	2,796,474	685,684	582,404	562,448
Debt	945,052	1,163,285	1,588,806	1,300,000	1,585,000
Subordinated debt securities	495,289	441,202	448,763	540,593	540,593
Total shareowner's equity	7,127,199	5,471,521	4,581,224	4,964,884	3,714,794

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
Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•
Life Marketing—We market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.

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

RECENT DEVELOPMENTS
On January 18, 2018, PLICO and for the limited purposes set forth therein, the Company, entered into a Master Transaction Agreement (the "Master Transaction Agreement") with Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, for the limited purposes set forth therein, Liberty Mutual Group Inc. ("Liberty Mutual"), The Lincoln National Life Insurance Company ("Lincoln Life"), and for the limited purposes set forth therein, Lincoln National Corporation, pursuant to which Lincoln Life will acquire Liberty Mutual's Group Benefits Business and Individual Life and Annuity Business (the "Life Business") through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston ("Liberty") (the "Transaction"). Pursuant to the Master Transaction Agreement, the Company, PLICO and Protective Life and Annuity Insurance Company ("PLAIC"), a wholly owned subsidiary of PLICO, agreed to enter into reinsurance agreements and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the reinsurance agreements, Liberty will cede to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Life Business. The aggregate statutory reserves of Liberty to be ceded to PLICO and PLAIC as of the closing of the Transaction are expected to be approximately $13.0 billion. To support its obligations under the reinsurance agreements, PLICO and PLAIC will each establish a trust account for the benefit of Lincoln Life. Entry into the reinsurance agreements represents an estimated capital investment by PLICO of approximately $1.17 billion. The transaction is expected to be completed in the second quarter of 2018, pending regulatory approvals and other customary closing conditions.

RISKS AND UNCERTAINTIES
The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:
General

•	we are controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business;

•
exposure to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts and climate change, which could adversely affect our operations and results;

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

•	we are dependent on the performance of others;

•	our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;

•	our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial condition;

•	events that damage our reputation could adversely impact our business, results of operations, or financial condition;
Financial Environment

•	interest rate fluctuations or sustained periods of low or high interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;

•	our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

•	equity market volatility could negatively impact our business;

•	our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

•	credit market volatility or disruption could adversely impact our financial condition or results from operations;

•	our ability to grow depends in large part upon the continued availability of capital;

•	we could be adversely affected by a ratings downgrade or other negative action by a rating organization;

•	we could be forced to sell investments at a loss to cover policyholder withdrawals;

•	disruption of the capital and credit markets could negatively affect our ability to meet our liquidity and financing needs;

•	difficult general economic conditions could materially adversely affect our business and results of operations;

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

•	we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;
Industry and Regulation

•	the business of our company is highly regulated and is subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•	we may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives;

•	NAIC actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;

•
our use of captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products, may be limited or adversely affected by regulatory action, pronouncements and interpretations;

•	laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;

•	we are subject to insurance guaranty fund laws, rules and regulations that could adversely affect our financial condition or results of operations;

•	we are subject to insurable interest laws, rules and regulations that could adversely affect our financial condition or results of operations;

•	the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;

•
laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect our results of operations or financial condition;

•
regulations issued by the Department of Labor expanding the definition of "investment advice fiduciary" under ERISA and creating and revising several prohibited transactions exemptions for investment activities in light of that expanded definition may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations;

•
we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with our business operations;

•
changes to tax law, such as the effect of the Tax Reform Act enacted on December 22, 2017, or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

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

•	use of reinsurance introduces variability in our statements of income;

•	our reinsurers could fail to meet assumed obligations, increase rates, terminate agreements or be subject to adverse developments that could affect us;

•	our policy claims fluctuate from period to period resulting in earnings volatility;

•	we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability;

•	our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business; and

•	we may not be able to protect our intellectual property and may be subject to infringement claims.
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
Fair value of financial instruments—the Financial Accounting Standards Board ("FASB") guidance defines fair value for accounting principles generally accepted in the United States of America ("GAAP") and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term "fair value" in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.
Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market's perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer's financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2017 (Successor Company), $1.2 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.
For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2017 (Successor Company), we did not adjust any prices received from independent brokers.
Derivatives —We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2017 (Successor Company), the fair value of derivatives reported on our balance sheet in "other long-term investments" and "other liabilities" was $605.1 million and $1.0 billion, respectively. Of those derivative assets and liabilities, $136.0 million and $760.9 million, respectively, were Level 3 fair values determined by quantitative models.
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
Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 5, Investment Operations, to the consolidated financial statements. As of December 31, 2017 (Successor Company), we held $38.5 billion of available-for-sale investments, including $21.7 billion in investments with a gross unrealized loss of $682.2 million, and $2.7 billion of held-to-maturity investments with a gross unrecognized holding loss of $19.2 million.
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
Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer's insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2017 (Successor Company), our third party reinsurance receivables amounted to $5.1 billion. These amounts include ceded reserve balances and ceded benefit payments.
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
Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an "unlocking" process. During the year ended December 31, 2017 (Successor Company), we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an approximate $28.9 million unfavorable impact.
Deferred Acquisition Costs and Value of Business Acquired—In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 7.8%. VOBA is subject to annual recoverability testing.
We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2017 (Successor Company), we had a deferred acquisition costs ("DAC") and VOBA asset of $2.2 billion.

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

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of our reporting units below its carrying amount. During the fourth quarter of 2017, we performed our annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2017 (Successor Company) and determined that there was no indication that its segment goodwill was more likely than not impaired, thus no quantitative assessment was performed and no adjustment to impair goodwill was necessary. We have assessed whether events have occurred subsequent to October 1, 2017 that would impact our conclusion and no such events were identified. As of December 31, 2017 (Successor Company), we had goodwill of $793.5 million.
Insurance Liabilities and Reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2017 (Successor Company), we had total policy liabilities and accruals of $31.8 billion.
Guaranteed Minimum Death Benefits—We establish liabilities for guaranteed minimum death benefits ("GMDB") on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2017 (Successor Company), is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2017 (Successor Company), the GMDB reserve was $34.0 million.
Guaranteed Living Withdrawal Benefits—We establish reserves for guaranteed living withdrawal benefits ("GLWB") on our VA products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2017 (Successor Company), our net GLWB liability held was $111.8 million.

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
Deferred Taxes and Uncertain Tax Positions—Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to net unrealized gains (losses), deferred policy acquisition costs and value of business acquired, and future policy benefits and claims. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have recognized the provisional tax impacts related to the revaluation of deferred tax assets and included these amounts in our consolidated financial statements for the year ended December 31, 2017 and disclosed such items which may be recorded on a provisional basis. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued, additional analysis, and resulting changes in interpretations and assumptions we have made. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined. The accounting is expected to be complete by December 31, 2018.
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

After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017 a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% will be used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in our effective income tax rate.
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
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on policy liabilities net of associated policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income (Predecessor and Successor periods are not comparable):

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Adjusted Operating Income (Loss)
Life Marketing	$50,778	$39,745	$57,414	$(1,618)
Acquisitions	249,749	260,511	194,654	20,134
Annuities	213,080	213,293	180,231	13,164
Stable Value Products	105,261	61,294	56,581	4,529
Asset Protection	24,356	16,487	20,627	2,420
Corporate and Other	(136,332)	(87,961)	(25,067)	(10,144)
Pre-tax adjusted operating income	506,892	503,369	484,440	28,485
Realized (losses) gains on investments and derivatives	(71,835)	90,628	(84,598)	(27,303)
Income before income tax	435,057	593,997	399,842	1,182
Income tax (benefit) expense	(671,475)	200,968	131,543	(327)
Net income	$1,106,532	$393,029	$268,299	$1,509

Pre-tax adjusted operating income	$506,892	$503,369	$484,440	$28,485
Adjusted operating income tax benefit (expense)	646,333	(169,248)	(161,152)	(9,229)
After-tax adjusted operating income	1,153,225	334,121	323,288	19,256
Realized (losses) gains on investments and derivatives	(71,835)	90,628	(84,598)	(27,303)
Income tax (expense) benefit on adjustments	25,142	(31,720)	29,609	9,556
Net income	$1,106,532	$393,029	$268,299	$1,509

Realized investment (losses) gains:
Derivative financial instruments	$(305,828)	$(40,288)	$29,997	$(123,274)
All other investments	121,428	90,659	(166,886)	81,153
Net impairment losses recognized in earnings	(11,742)	(17,748)	(26,993)	(481)
Less: related amortization(1)	(39,480)	24,360	(8,726)	(9,143)
Less: VA GLWB economic cost	(84,827)	(82,365)	(70,558)	(6,156)
Realized (losses) gains on investments and derivatives	$(71,835)	$90,628	$(84,598)	$(27,303)

(1)	Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
For The Year Ended December 31, 2017 (Successor Company), as compared to The Year Ended December 31, 2016 (Successor Company)
Net income for the year ended December 31, 2017 was $1,106.5 million which was an increase of $713.5 million. The increase in net income was primarily driven by a favorable change in income taxes of $872.4 million which was driven by the change in the corporate tax rate. Pre-tax adjusted operating income was $506.9 million which was an increase of $3.5 million. The increase in pre-tax adjusted operating income consisted of an $11.0 million increase in the Life Marketing segment, a $44.0 million increase in the Stable Value Products segment, and an increase of $7.9 million in the Asset Protection segment. These increases were partially offset by a $10.8 million decrease in the Acquisitions segment and a $48.4 million decrease in the Corporate and Other segment.
Income tax (benefit) expense decreased $872.4 million for the year ended December 31, 2017, compared to 2016, due to the impact of the Tax Reform Act enacted on December 22, 2017. We recognized a provisional $797.6 million tax benefit as a result of revaluing the ending net deferred tax liabilities from 35% to the newly enacted corporate income tax rate of 21%, partially offset by tax expense related to the write-off of certain deferred tax assets to reflect changes in tax law which will prohibit the deduction of those items in future periods. The effective tax rate was (154.3%) and 33.8% for the years ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate was due to the impact of the Tax Reform Act. Further information on the components of the effective tax rates for the year ended December 31, 2017 and 2016, is presented in Note 18, Income Taxes.

Net realized losses on investments and derivatives for the year ended December 31, 2017 was $71.8 million. These losses were primarily due to net losses on VA GLWB derivatives (after adjusting for economic cost and amortization) of $67.6 million and net losses on FIA derivatives of $6.6 million. The net losses on VA GLWB derivatives included a $35.9 million loss related to variations in actual sub-account fund performance from the indices included in our hedging program, a $25.7 million loss related to a decrease in our non-performance risk during the period, and a $12.0 million loss from changes to policyholder assumptions. The net losses on FIA derivatives were primarily driven by losses of $5.9 million from changes to policyholder assumptions.

•
Life Marketing segment pre-tax adjusted operating income was $50.8 million for the year ended December 31, 2017, representing an increase of $11.0 million from the year ended December 31, 2016. The increase was primarily due to the impact of unlocking for the year ended December 31, 2017, as compared to the prior year. The segment recorded an unfavorable $4.0 million of unlocking for the year ended December 31, 2017, as compared to an unfavorable $13.3 million of unlocking for the year ended December 31, 2016.

•
Acquisitions segment pre-tax adjusted operating income was $249.7 million for the year ended December 31, 2017, a decrease of $10.8 million as compared to the year ended December 31, 2016, primarily due to the expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $213.1 million for the year ended December 31, 2017, as compared to $213.3 million for the year ended December 31, 2016, a decrease of $0.2 million, or 0.1%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads, growth in VA fee income, and favorable unlocking. Segment results were positively impacted by $16.5 million of favorable unlocking for the year ended December 31, 2017, as compared to $8.1 million of favorable unlocking for the year ended December 31, 2016.

•
Stable Value Products pre-tax adjusted operating income was $105.3 million and increased $44.0 million, or 71.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in adjusted operating earnings primarily resulted from an increase in participating mortgage income and higher average account values. Participating mortgage income for the year ended December 31, 2017, was $33.5 million as compared to $11.0 million for the year ended December 31, 2016. The adjusted operating spread, which excludes participating income, decreased by eight basis points for the year ended December 31, 2017, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $24.4 million, representing an increase of $7.9 million, or 47.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract earnings increased $13.7 million primarily due to favorable loss ratios and $4.8 million of one-time transaction costs associated with the US Warranty acquisition in 2016. Credit insurance earnings decreased $0.3 million primarily due to lower volume. Earnings from the GAP product line decreased $5.5 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.

•
The Corporate and Other segment’s pre-tax adjusted operating loss was $136.3 million for the year ended December 31, 2017, as compared to an adjusted pre-tax operating loss of $88.0 million for the year ended December 31, 2016. The decrease is primarily attributable to a $49.5 million increase in corporate overhead expenses. The increase in overhead expenses was primarily due to certain accrued expenses that increased as a result of the favorable after-tax adjusted operating income results which increased due to the change in the corporate tax rate during the period.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Net income was $268.3 million and pre-tax adjusted operating income was $484.4 million for the period of February 1, 2015 to December 31, 2015.
We experienced net realized losses of $163.9 million for the period of February 1, 2015 to December 31, 2015. The losses realized were primarily related to $27.0 million of other-than-temporary impairment credit-related losses, net losses of $135.3 million of derivatives related to variable annuity contracts, $1.3 million of losses related to the net activity of the modified coinsurance portfolio, and net losses of $1.0 million related to IUL contracts. The net losses on derivatives related to VA contracts in addition to capital market impacts were affected by changes in the lowering of assumed lapses used to value the GLWB embedded derivatives. Partially offsetting these losses were $0.3 million of gains related to investment securities sale activity, net gains of $0.1 million of derivatives related to FIA contracts, and net gains of $0.3 million loss related to other investment and derivative activity.

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

Life Marketing
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,855,075	$1,772,523	$1,553,658	$136,068
Reinsurance ceded	(843,164)	(800,276)	(671,487)	(51,142)
Net premiums and policy fees	1,011,911	972,247	882,171	84,926
Net investment income	553,999	525,495	446,439	47,460
Other income	112,855	111,292	111,497	12,810
Total operating revenues	1,678,765	1,609,034	1,440,107	145,196
Realized gains (losses)—investments	(6,291)	5,679	(13,008)	997
Realized gains (losses)—derivatives	(5,356)	13,135	(1,009)	(598)
Total revenues	1,667,118	1,627,848	1,426,090	145,595
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,330,031	1,261,231	1,109,341	123,525
Amortization of DAC/VOBA	119,164	130,560	108,035	4,584
Other operating expenses	178,792	177,498	165,317	18,705
Operating benefits and expenses	1,627,987	1,569,289	1,382,693	146,814
Amortization related to benefits and settlement expenses	(10,893)	6,613	499	(346)
Amortization of DAC/VOBA related to realized gains (losses)—investments	1,589	148	(224)	229
Total benefits and expenses	1,618,683	1,576,050	1,382,968	146,697
INCOME (LOSS) BEFORE INCOME TAX	48,435	51,798	43,122	(1,102)
Less: realized gains (losses)	(11,647)	18,814	(14,017)	399
Less: amortization related to benefits and settlement expenses	10,893	(6,613)	(499)	346
Less: related amortization of DAC/VOBA	(1,589)	(148)	224	(229)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$50,778	$39,745	$57,414	$(1,618)

The following table summarizes key data for the Life Marketing segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product(1)
Traditional	$8,065	$1,035	$512	$42
Universal life	164,074	168,671	143,969	11,473
BOLI	—	—	15	—
	$172,139	$169,706	$144,496	$11,515
Sales By Distribution Channel
Traditional brokerage	$147,023	$146,062	$119,880	$9,724
Institutional	16,291	16,294	18,936	1,472
Direct	8,825	7,350	5,680	319
	$172,139	$169,706	$144,496	$11,515
Average Life Insurance In-force(2)
Traditional	$346,134,076	$361,976,539	$380,364,300	$391,411,413
Universal life	253,282,098	215,333,069	176,050,239	153,317,720
	$599,416,174	$577,309,608	$556,414,539	$544,729,133
Average Account Values
Universal life	$7,626,868	$7,449,470	$7,321,233	$7,250,973
Variable universal life	718,890	624,022	586,840	574,257
	$8,345,758	$8,073,492	$7,908,073	$7,825,230

(1)
Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid.

(2)	Amounts are not adjusted for reinsurance ceded.

Operating Expenses Detail
Other operating expenses for the segment were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Insurance companies:
First year commissions	$197,815	$196,375	$163,229	$14,109
Renewal commissions	39,931	38,089	31,773	2,513
First year ceding allowances	(2,244)	(3,556)	(2,716)	(49)
Renewal ceding allowances	(185,255)	(165,614)	(153,112)	(12,364)
General & administrative	228,960	213,879	192,686	17,467
Taxes, licenses, and fees	36,045	33,068	28,722	2,508
Other operating expenses incurred	315,252	312,241	260,582	24,184
Less: commissions, allowances and expenses capitalized	(254,375)	(246,738)	(201,951)	(17,059)
Other insurance company operating expenses	60,877	65,503	58,631	7,125
Distribution companies:
Commissions	84,458	79,299	78,211	8,233
Other operating expenses	33,457	32,696	28,475	3,347
Other distribution company operating expenses	117,915	111,995	106,686	11,580
Other operating expenses	$178,792	$177,498	$165,317	$18,705

For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $50.8 million for the year ended December 31, 2017, representing an increase of $11.0 million from the year ended December 31, 2016. The increase was primarily due to the impact of unlocking for the year ended December 31, 2017, as compared to the prior year. The segment recorded an unfavorable $4.0 million of unlocking for the year ended December 31, 2017, as compared to an unfavorable $13.3 million of unlocking for the year ended December 31, 2016.
Operating Revenues
Total operating revenues for the year ended December 31, 2017, increased $69.7 million, or 4.3%, as compared to the year ended December 31, 2016. This increase was driven by higher policy fees and higher universal life investment income due to increases in net in-force reserves, partly offset by lower traditional life premiums.
Net Premiums and Policy Fees
Net premiums and policy fees increased by $39.7 million, or 4.1%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to an increase in policy fees associated with continued growth in universal life business, as well as increases in traditional life premiums.
Net Investment Income
Net investment income in the segment increased $28.5 million, or 5.4%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Of the increase in net investment income, $22.3 million resulted from growth in the universal life block of business. Traditional life investment income increased $2.0 million.
Other Income
Other income increased $1.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to higher revenue in the segment’s non-insurance operations.

Benefits and Settlement Expenses
Benefits and settlement expenses increased by $68.8 million, or 5.5%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due primarily to an increase in universal life claims and reserves, partially offset by lower traditional life claims and the impact of unlocking. For the year ended December 31, 2017, universal life unlocking increased policy benefits and settlement expenses $8.6 million, as compared to an increase of $16.3 million for the year ended December 31, 2016.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $11.4 million, or 8.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to lower VOBA amortization in the traditional blocks resulting from decreased lapses. For the year ended December 31, 2017, universal life unlocking decreased amortization $4.6 million, as compared to a decrease of $3.0 million for the year ended December 31, 2016.
Other Operating Expenses
Other operating expenses increased $1.3 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This increase was driven by higher commissions and general and administrative expense, partially offset by lower new business acquisition costs after capitalization and higher reinsurance allowances.
Sales
Sales for the segment increased $2.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increased in traditional life sales of $7.0 million was primarily due to the introduction of new term products during 2017 which also led to the decrease in universal life sales of $4.6 million for the year ended December 31, 2017.
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
Other Operating Expenses
Other operating expenses were $165.3 million for the period of February 1, 2015 to December 31, 2015. Other operating expenses for the insurance companies reflect commissions of $195.0 million, general and administrative expenses of $192.7 million, and taxes, licenses, and fees of $28.7 million, partly offset by ceding allowances of $155.8 million and capitalization of $202.0 million. Distribution company expenses were $106.7 million for the period of February 1, 2015 to December 31, 2015.
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
Other Operating Expenses
Other operating expenses were $18.7 million for the period of January 1, 2015 to January 31, 2015. Other operating expenses for the insurance companies reflect commissions of $16.6 million, general and administrative expenses of $17.5 million, and taxes of $2.5 million, partly offset by ceding allowances of $12.4 million and capitalization of $17.1 million. Distribution company expenses were $11.6 million for the period of January 1, 2015 to January 31, 2015.
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

Impact of Reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(843,164)	$(800,276)	$(671,487)	$(51,142)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(710,959)	(776,507)	(586,030)	(58,501)
Amortization of DAC/VOBA	(5,533)	(6,048)	(5,350)	(3,766)
Other operating expenses(1)	(180,435)	(161,352)	(148,293)	(11,728)
Total benefits and expenses	(896,927)	(943,907)	(739,673)	(73,995)
NET IMPACT OF REINSURANCE	$53,763	$143,631	$68,186	$22,853

Allowances received	$(187,499)	$(169,170)	$(155,828)	$(12,413)
Less: Amount deferred	7,064	7,818	7,535	685
Allowances recognized (ceded other operating expenses)(1)	$(180,435)	$(161,352)	$(148,293)	$(11,728)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
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
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
The higher ceded premium and policy fees for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was caused primarily by higher universal life policy fees of $48.5 million, offset by lower ceded traditional life premiums of $5.1 million. Ceded traditional life premiums for the year ended December 31, 2017, decreased from the year ended December 31, 2016, primarily due to post level term activity.
Ceded benefits and settlement expenses were lower for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to lower ceded claims and reserves. Traditional ceded benefits decreased $30.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to lower ceded reserves. Universal life ceded benefits decreased $34.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to a decrease in ceded claims, partially offset by an increase in ceded reserves. Ceded universal life claims were $40.0 million lower for the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven by fewer high dollar claims during the current year.
Ceded amortization of DAC and VOBA decreased slightly for the year ended December 31, 2017, as compared to the year ended December 31, 2016.

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

Acquisitions
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,113,355	$1,180,376	$1,023,413	$88,855
Reinsurance ceded	(328,167)	(348,293)	(332,672)	(26,512)
Net premiums and policy fees	785,188	832,083	690,741	62,343
Net investment income	752,520	764,571	639,422	71,088
Other income	11,423	10,805	11,119	1,240
Total operating revenues	1,549,131	1,607,459	1,341,282	134,671
Realized gains (losses)—investments	121,036	69,018	(173,879)	73,601
Realized gains (losses)—derivatives	(101,084)	(460)	166,027	(68,511)
Total revenues	1,569,083	1,676,017	1,333,430	139,761
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,195,105	1,220,674	1,054,598	100,693
Amortization of VOBA	(6,330)	8,218	2,070	4,803
Other operating expenses	110,607	118,056	89,960	9,041
Operating benefits and expenses	1,299,382	1,346,948	1,146,628	114,537
Amortization related to benefits and settlement expenses	8,979	11,467	12,884	1,233
Amortization of VOBA related to realized gains (losses)—investments	(609)	(40)	(35)	230
Total benefits and expenses	1,307,752	1,358,375	1,159,477	116,000
INCOME BEFORE INCOME TAX	261,331	317,642	173,953	23,761
Less: realized gains (losses)	19,952	68,558	(7,852)	5,090
Less: amortization related to benefits and settlement expenses	(8,979)	(11,467)	(12,884)	(1,233)
Less: related amortization of VOBA	609	40	35	(230)
PRE-TAX ADJUSTED OPERATING INCOME	$249,749	$260,511	$194,654	$20,134

The following table summarizes key data for the Acquisitions segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$227,487,175	$233,303,794	$175,316,149	$182,177,575
Universal life	27,473,477	29,598,014	32,022,655	33,413,557
	$254,960,652	$262,901,808	$207,338,804	$215,591,132
Average Account Values
Universal life	$4,199,568	$4,267,697	$4,420,698	$4,486,843
Fixed annuity(2)	3,538,204	3,560,389	3,643,397	3,712,578
Variable annuity	1,189,695	1,181,332	1,327,080	1,396,587
	$8,927,467	$9,009,418	$9,391,175	$9,596,008
Interest Spread— Fixed Annuities
Net investment income yield	4.07%	3.97%	3.95%	5.31%
Interest credited to policyholders	3.28	3.27	3.28	3.39
Interest spread(3)	0.79%	0.70%	0.67%	1.92%

(1)	Amounts are not adjusted for reinsurance ceded.

(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)	Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For the Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $249.7 million for the year ended December 31, 2017, a decrease of $10.8 million as compared to the year ended December 31, 2016, primarily due to the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees decreased $46.9 million, or 5.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the expected runoff of the in-force blocks of business. Net investment income decreased $12.1 million, or 1.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Total benefits and expenses
Total benefits and expenses decreased $50.6 million, or 3.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease was primarily due to favorable amortization of VOBA, as well as the expected runoff of the in-force blocks of business.
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
Impact of Reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(328,167)	$(348,293)	$(332,672)	$(26,512)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(275,698)	(276,947)	(326,068)	(25,832)
Amortization of VOBA	(580)	(438)	(260)	(233)
Other operating expenses	(40,005)	(43,463)	(43,284)	(3,647)
Total benefits and expenses	(316,283)	(320,848)	(369,612)	(29,712)

NET IMPACT OF REINSURANCE(1)	$(11,884)	$(27,445)	$36,940	$3,200

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.
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
The net impact of reinsurance was more favorable by $15.6 million for the year ended December 31, 2017 (Successor Company), as compared to the year ended December 31, 2016 (Successor Company), primarily due to lower ceded revenues. For the year ended December 31, 2017 (Successor Company), ceded revenues decreased by $20.1 million, while ceded benefits and expenses decreased by $4.6 million primarily due to lower operating expenses.
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

Annuities
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$152,701	$146,458	$138,146	$12,473
Reinsurance ceded	—	—	—	—
Net premiums and policy fees	152,701	146,458	138,146	12,473
Net investment income	321,844	322,608	297,114	37,189
Realized gains (losses)—derivatives	(84,827)	(82,365)	(70,558)	(6,156)
Other income	173,247	163,898	149,078	12,980
Total operating revenues	562,965	550,599	513,780	56,486
Realized gains (losses)—investments	28	(4,241)	(5,743)	(145)
Realized gains (losses)—derivatives, net of economic cost	(112,687)	28,576	(64,618)	(48,457)
Total revenues	450,306	574,934	443,419	7,884
BENEFITS AND EXPENSES
Benefits and settlement expenses	212,533	213,181	226,127	27,485
Amortization of DAC and VOBA	(11,829)	(16,284)	(18,524)	5,911
Other operating expenses	149,181	140,409	125,946	9,926
Operating benefits and expenses	349,885	337,306	333,549	43,322
Amortization related to benefits and settlement expenses	4,096	919	697	3,128
Amortization of DAC/VOBA related to realized gains (losses)—investments	(42,642)	5,253	(22,547)	(13,617)
Total benefits and expenses	311,339	343,478	311,699	32,833
INCOME (LOSS) BEFORE INCOME TAX	138,967	231,456	131,720	(24,949)
Less: realized gains (losses)—investments	28	(4,241)	(5,743)	(145)
Less: realized gains (losses)—derivatives, net of economic cost	(112,687)	28,576	(64,618)	(48,457)
Less: amortization related to benefits and settlement expenses	(4,096)	(919)	(697)	(3,128)
Less: related amortization of DAC/VOBA	42,642	(5,253)	22,547	13,617
PRE-TAX ADJUSTED OPERATING INCOME	$213,080	$213,293	$180,231	$13,164

The following table summarizes key data for the Annuities segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
Fixed annuity	$1,130,843	$726,640	$566,290	$28,335
Variable annuity	426,353	593,409	1,096,113	59,115
	$1,557,196	$1,320,049	$1,662,403	$87,450
Average Account Values
Fixed annuity(2)	$8,245,382	$8,191,841	$8,223,481	$8,171,438
Variable annuity	13,050,411	12,328,057	12,506,856	12,365,217
	$21,295,793	$20,519,898	$20,730,337	$20,536,655
Interest Spread—Fixed Annuities(2)
Net investment income yield	3.67%	3.69%	3.71%	5.22%
Interest credited to policyholders	2.54	2.65	2.88	3.17
Interest spread(3)	1.13%	1.04%	0.83%	2.05%

(1)	Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.

(2)	Includes general account balances held within VA products.

(3)	Interest spread on average general account values.

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$26,015	$(3,450)	$(14,818)	$1,413
Equity futures - VA	(91,776)	(106,431)	(5,033)	9,221
Currency futures - VA	(23,176)	33,836	7,169	7,778
Equity options - VA	(94,791)	(60,962)	(27,733)	3,047
Interest rate swaptions - VA	(2,490)	(1,161)	(13,354)	9,268
Interest rate swaps - VA	27,981	20,420	(85,942)	122,710
Total return swaps - VA	(32,240)	—	—	—
Embedded derivative - GLWB(1)	3,614	68,056	4,412	(207,018)
Total derivatives related to VA contracts	(186,863)	(49,692)	(135,299)	(53,581)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(55,878)	(16,494)	(738)	1,769
Equity futures - FIA	642	4,248	(355)	(184)
Volatility futures - FIA	—	—	5	—
Equity options - FIA	44,585	8,149	1,211	(2,617)
Total derivatives related to FIA contracts	(10,651)	(4,097)	123	(1,032)
Economic cost - VA GLWB(2)	84,827	82,365	70,558	6,156
Realized gains (losses) - derivatives, net of economic cost	$(112,687)	$28,576	$(64,618)	$(48,457)

(1)
Includes impact of nonperformance risk of $(41.6) million, $9.7 million, $2.2 million, and $11.8 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

(2)
Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$72,825	$123,091
GMDB Reserves	30,944	31,695
GLWB and GMAB Reserves	111,760	115,370
Account value subject to GLWB rider	9,718,263	9,486,773
GLWB Benefit Base	10,560,893	10,559,907
GMAB Benefit Base	3,298	3,770
S&P 500® Index	2,674	2,239

(1)	Guaranteed benefits in excess of contract holder account balance.
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $213.1 million for the year ended December 31, 2017, as compared to $213.3 million for the year ended December 31, 2016, a decrease of $0.2 million, or 0.1%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads, growth in VA fee income, and favorable unlocking. Segment results were positively impacted by $16.5 million of favorable unlocking for the year ended December 31, 2017, as compared to $8.1 million of favorable unlocking for the year ended December 31, 2016.
Operating revenues
Segment operating revenues increased $12.4 million, or 2.2%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to higher policy fees and other income from the VA line of business. Those increases were partially offset by higher GLWB economic cost in the VA line of business. Average fixed account balances increased 0.7% and average variable account balances increased 5.9% for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Benefits and settlement expenses
Benefits and settlement expenses decreased $0.6 million, or 0.3%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This decrease was primarily the result of lower credited interest partially offset by an unfavorable change in SPIA mortality. Included in benefits and settlement expenses was $0.2 million of favorable unlocking for the year ended December 31, 2017, as compared to $0.4 million of favorable unlocking for the year ended December 31, 2016.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $4.5 million, or 27.4%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The unfavorable changes in DAC and VOBA amortization were primarily due to higher fee income in the VA line of business and the runoff of negative VOBA in the fixed annuity lines of business. These changes were partially offset by a favorable change in unlocking. DAC and VOBA unlocking for the year ended December 31, 2017, was $16.3 million favorable as compared to $7.8 million favorable for the year ended December 31, 2016.
Other operating expenses
Other operating expenses increased $8.8 million, or 6.2%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This increase was the result of higher non-deferred acquisition costs, maintenance and overhead, and commission expenses.
Sales
Total sales increased $237.1 million, or 18.0%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Sales of variable annuities decreased $167.1 million, or 28.2% for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to disruptions in the broader market driven by regulatory rule changes and the relative competitiveness of our product within the market. Sales of fixed annuities increased by $404.2 million, or 55.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase in SPDA sales.
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

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$186,576	$107,010	$78,459	$6,888
Other income	24	229	133	—
Total operating revenues	186,600	107,239	78,592	6,888
Realized gains (losses)	3,406	7,341	1,078	1,293
Total revenues	190,006	114,580	79,670	8,181
BENEFITS AND EXPENSES
Benefits and settlement expenses	74,578	41,736	19,348	2,255
Amortization of DAC	2,354	1,176	43	25
Other operating expenses	4,407	3,033	2,620	79
Total benefits and expenses	81,339	45,945	22,011	2,359
INCOME BEFORE INCOME TAX	108,667	68,635	57,659	5,822
Less: realized gains (losses)	3,406	7,341	1,078	1,293
PRE-TAX ADJUSTED OPERATING INCOME	$105,261	$61,294	$56,581	$4,529
The following table summarizes key data for the Stable Value Products segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
GIC	$115,500	$189,800	$114,700	$—
GFA	1,650,000	1,667,178	699,648	—
	$1,765,500	$1,856,978	$814,348	$—

Average Account Values	$4,143,568	$2,753,636	$1,933,838	$1,932,722
Ending Account Values	$4,698,371	$3,501,636	$2,131,822	$1,911,751

Operating Spread
Net investment income yield	4.50%	3.96%	4.36%	4.28%
Other income yield	—	0.01	0.01	—
Interest credited	1.79	1.53	1.12	1.40
Operating expenses	0.16	0.15	0.15	0.07
Operating spread	2.55%	2.29%	3.10%	2.81%

Adjusted operating spread(2)	1.74%	1.82%	1.88%	2.76%

(1)	Sales are measured at the time the purchase payments are received.

(2)	Excludes participating mortgage loan income.

For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $105.3 million and increased $44.0 million, or 71.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in adjusted operating earnings primarily resulted from an increase in participating mortgage income and higher average account values. Participating mortgage income for the year ended December 31, 2017, was $33.5 million as compared to $11.0 million for the year ended December 31, 2016. The adjusted operating spread, which excludes participating income, decreased by eight basis points for the year ended December 31, 2017, from the prior year, due primarily to an increase in credited interest.
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

Asset Protection
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$343,489	$294,588	$278,937	$23,127
Reinsurance ceded	(189,323)	(165,901)	(150,599)	(12,302)
Net premiums and policy fees	154,166	128,687	128,338	10,825
Net investment income	27,325	22,082	17,459	1,878
Other income	146,083	118,376	115,896	9,250
Realized gains (losses)	(1)	—	—	—
Total operating revenues	327,573	269,145	261,693	21,953
BENEFITS AND EXPENSES
Benefits and settlement expenses	126,459	106,668	101,881	7,592
Amortization of DAC/VOBA	16,524	20,033	25,211	1,820
Other operating expenses	160,235	125,957	113,974	10,121
Total benefits and expenses	303,218	252,658	241,066	19,533
INCOME BEFORE INCOME TAX	24,355	16,487	20,627	2,420
Less: realized gains (losses) - investments	(1)	—	—	—
PRE-TAX ADJUSTED OPERATING INCOME	$24,356	$16,487	$20,627	$2,420
The following table summarizes key data for the Asset Protection segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
Credit insurance	$15,292	$21,310	$23,837	$2,088
Service contracts	459,062	378,183	371,242	28,835
GAP	109,533	104,104	87,017	6,318
	$583,887	$503,597	$482,096	$37,241
Loss Ratios(2)
Credit insurance	20.5%	32.1%	28.8%	27.9%
Service contracts	62.6	76.2	85.4	82.4
GAP	121.9	109.0	83.9	56.6

(1)	Sales are based on the amount of single premiums and fees received

(2)	Incurred claims as a percentage of earned premiums
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Asset Protection segment pre-tax adjusted operating income was $24.4 million, representing an increase of $7.9 million, or 47.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract earnings increased $13.7 million primarily due to favorable loss ratios and $4.8 million of one-time transaction costs associated with the US Warranty acquisition in 2016. Credit insurance earnings decreased $0.3 million primarily due to lower volume. Earnings from the GAP product line decreased $5.5 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.
Net premiums and policy fees
Net premiums and policy fees increased $25.5 million, or 19.8%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract premiums increased $12.1 million primarily due to the addition of US Warranty business, somewhat offset by higher ceded premiums in existing distribution channels. GAP premiums increased $15.0 million primarily due to higher premium rates on existing business and the addition of US Warranty business. Credit insurance premiums decreased $1.6 million as a result of lower sales.
Other income
Other income increased $27.7 million, or 23.4%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the addition of US Warranty business in the service contract and GAP lines.
Benefits and settlement expenses
Benefits and settlement expenses increased $19.8 million, or 18.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. GAP claims increased $23.9 million due to higher loss ratios and the acquisition of US Warranty. Service contract claims decreased $2.3 million primarily due to lower loss ratios, somewhat offset by the addition of claims from the US Warranty line. Credit insurance claims decreased $1.8 million due primarily to lower loss ratios and lower volume.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA was $3.5 million, or 17.5%, lower for year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to decreased amortization of in-force VOBA in the GAP product line and lower volume in the credit product line. Other operating expenses were $34.3 million higher for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the acquisition of US Warranty.
Sales
Total segment sales increased $80.3 million, or 15.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract sales increased $80.9 million due to additional volume provided by US Warranty. GAP sales increased $5.4 million due to additional volume provided by US Warranty. Credit insurance sales decreased $6.0 million due to decreasing demand for the product.
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
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(189,323)	$(165,901)	$(150,599)	$(12,302)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(80,439)	(72,742)	(65,895)	(4,659)
Amortization of DAC/VOBA	(3,216)	(1,870)	(637)	(520)
Other operating expenses	(3,685)	(4,745)	(4,162)	(531)
Total benefits and expenses	(87,340)	(79,357)	(70,694)	(5,710)

NET IMPACT OF REINSURANCE(1)	$(101,983)	$(86,544)	$(79,905)	$(6,592)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Reinsurance premiums ceded increased $23.4 million, or 14.1%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract ceded premiums increased $21.1 million, or 16.1%. Gap ceded premiums increased $4.7 million, or 24.0%. Ceded premiums in the credit line decreased $2.4 million, or 15.6%.

Benefits and settlement expenses ceded increased $7.7 million, or 10.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. GAP ceded claims increased $8.7 million partly due ceded claims related to Hurricane Harvey. The increase was partially offset by a $1.0 million decrease in ceded claims in the credit product line.
Amortization of DAC and VOBA ceded was $1.3 million, or 72.0%, higher for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to increases in all product lines. Other operating expenses were $1.1 million lower for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to decreases in all product lines.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$12,799	$13,986	$13,896	$1,343
Reinsurance ceded	(81)	(246)	(220)	—
Net premiums and policy fees	12,718	13,740	13,676	1,343
Net investment income	209,324	200,690	154,055	10,677
Other income	3,030	11,053	808	141
Total operating revenues	225,072	225,483	168,539	12,161
Realized gains (losses)—investments	(8,492)	(4,886)	(2,254)	4,919
Realized gains (losses)—derivatives	(1,874)	826	82	455
Total revenues	214,706	221,423	166,367	17,535
BENEFITS AND EXPENSES
Benefits and settlement expenses	16,382	17,946	14,568	1,722
Amortization of DAC/VOBA	—	—	27	87
Other operating expenses	345,022	295,498	179,011	20,496
Total benefits and expenses	361,404	313,444	193,606	22,305
INCOME (LOSS) BEFORE INCOME TAX	(146,698)	(92,021)	(27,239)	(4,770)
Less: realized gains (losses)—investments	(8,492)	(4,886)	(2,254)	4,919
Less: realized gains (losses)—derivatives	(1,874)	826	82	455
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(136,332)	$(87,961)	$(25,067)	$(10,144)
For The Year Ended December 31, 2017 (Successor Company), as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $136.3 million for the year ended December 31, 2017, as compared to an adjusted pre-tax operating loss of $88.0 million for the year ended December 31, 2016. The decrease is primarily attributable to a $49.5 million increase in corporate overhead expense. The increase in overhead expenses was primarily due to certain accrued expenses that increased as a result of the favorable after-tax adjusted operating income results which increased due to the change in the corporate tax rate during the period.

Operating Revenues
Net investment income for the segment increased $8.6 million, or 4.3%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in net investment income was primarily due to an increase in invested assets and investment yields.
Other Income
Other income decreased $8.0 million or 72.6% for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease in income was primarily due to a decrease in the gain on extinguishment of debt.
Total Benefits and Expenses
Total benefits and expenses increased $48.0 million or 15.3%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to increases in corporate overhead expenses.

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

CONSOLIDATED INVESTMENTS
As of December 31, 2017 (Successor Company), our investment portfolio was approximately $54.6 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $38.5 billion, or 87.7%, of our fixed maturities as “available-for-sale” as of December 31, 2017 (Successor Company). These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 6.1%, of our fixed maturities and $56.3 million of short-term investments as of December 31, 2017 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 6.2%, of our fixed maturities as “held-to-maturity” as of December 31, 2017 (Successor Company). These securities are carried at amortized cost on our consolidated balance sheets.
Fair values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate fair value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to fair value, management makes a determination as to the appropriate valuation amount. For more information about our the fair values of our investments please refer to Note 6, Fair Value of Financial Instruments, to the financial statements.
The following table presents the reported values of our invested assets:

	Successor Company
	As of December 31,
	2017		2016
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2017 - $30,880,196; 2016 - $30,523,193)	$30,860,541	56.5%	$29,184,566	57.6%
Privately issued bonds (amortized cost: 2017 - $12,894,569; 2016 - $11,981,360)	12,939,997	23.7	11,679,121	23.0
Redeemable preferred stock (amortized cost: 2017 - $97,690; 2016 - $98,348)	94,418	0.1	89,827	0.3
Fixed maturities	43,894,956	80.3%	40,953,514	80.9%
Equity securities (cost: 2017 - $740,813; 2016 - $768,423)	754,360	1.4	754,489	1.5
Mortgage loans	6,817,723	12.5	6,132,125	12.1
Investment real estate	8,355	—	8,060	—
Policy loans	1,615,615	3.0	1,650,240	3.3
Other long-term investments	915,595	1.7	865,304	1.7
Short-term investments	615,210	1.1	332,431	0.5
Total investments	$54,621,814	100.0%	$50,696,163	100.0%
Included in the preceding table are $2.7 billion and $2.6 billion of fixed maturities and $56.3 million and $52.6 million of short-term investments classified as trading securities as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.7 billion and $2.8 billion of securities classified as held-to-maturity as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively.
Fixed Maturity Investments
As of December 31, 2017 (Successor Company), our fixed maturity investment holdings were approximately $43.9 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor Company
	As of December 31,
Rating	2017		2016
	(Dollars in Thousands)
AAA	$5,740,115	13.1%	$5,241,698	12.8%
AA	3,577,512	8.2	3,500,090	8.5
A	13,969,721	31.8	12,748,585	31.1
BBB	15,752,970	35.9	14,471,125	35.4
Below investment grade	2,135,734	4.8	2,221,839	5.4
Not rated(1)	2,718,904	6.2	2,770,177	6.8
	$43,894,956	100.0%	$40,953,514	100.0%

(1) Our "not rated" securities are $2.7 billion or 6.2% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities ("VIE's") and are discussed in Note 5, Investment Operations, to the consolidated financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	Successor Company
	As of December 31,
Type	2017	2016
	(Dollars In Thousands)
Corporate securities	$31,400,193	$28,996,154
Residential mortgage-backed securities	2,586,906	2,153,510
Commercial mortgage-backed securities	2,036,626	1,961,153
Other asset-backed securities	1,387,646	1,411,617
U.S. government-related securities	1,250,486	1,295,120
Other government-related securities	351,207	302,933
States, municipals, and political subdivisions	2,068,570	1,973,022
Redeemable preferred stock	94,418	89,828
Securities issued by affiliates	2,718,904	2,770,177
Total fixed income portfolio	$43,894,956	$40,953,514

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor Company
	As of December 31, 2017	% Fair Value	As of December 31, 2016	% Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$4,301,821	9.8%	$3,857,746	9.4%
Other finance	60,697	0.1	83,895	0.2
Electric utility	3,977,035	9.1	3,929,300	9.6
Energy	4,009,926	9.1	3,897,950	9.5
Natural gas	736,626	1.7	603,149	1.5
Insurance	3,689,572	8.4	3,197,348	7.8
Communications	1,691,391	3.9	1,654,630	4.0
Basic industrial	1,629,349	3.7	1,536,879	3.8
Consumer noncyclical	3,816,011	8.7	3,483,948	8.5
Consumer cyclical	1,232,991	2.8	1,050,529	2.6
Finance companies	162,673	0.4	139,050	0.3
Capital goods	1,910,950	4.4	1,779,590	4.3
Transportation	1,210,272	2.8	1,144,450	2.8
Other industrial	239,368	0.5	200,605	0.5
Brokerage	921,295	2.1	769,663	1.9
Technology	1,756,746	4.0	1,551,826	3.8
Real estate	82,125	0.2	122,058	0.3
Other utility	65,763	0.1	83,366	0.2
Commercial mortgage-backed securities	2,036,626	4.6	1,961,153	4.8
Other asset-backed securities	1,387,646	3.2	1,411,617	3.4
Residential mortgage-backed non-agency securities	1,861,883	4.2	1,423,735	3.5
Residential mortgage-backed agency securities	725,023	1.7	729,775	1.8
U.S. government-related securities	1,250,486	2.8	1,295,120	3.2
Other government-related securities	351,207	0.8	302,933	0.7
State, municipals, and political divisions	2,068,570	4.7	1,973,022	4.8
Securities issued by affiliates	2,718,904	6.2	2,770,177	6.8
Total	$43,894,956	100.0%	$40,953,514	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor Company
	As of December 31,
Rating	2017	2016
	(Dollars In Thousands)
AAA	$355,719	$341,364
AA	277,984	301,258
A	911,490	849,286
BBB	890,101	884,850
Below investment grade	228,895	263,102
Total Modco trading fixed maturities	$2,664,189	$2,639,860

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2017 (Successor Company), were approximately $6.0 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company).

	As of December 31, 2017 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,264.2	$2,268.0	$—	$—	$1,258.2	$1,271.1	$591.5	$590.5	$4,113.9	$4,129.6
AA	1.4	1.4	—	—	522.9	533.6	158.5	150.1	682.8	685.1
A	1.1	1.1	15.9	15.9	252.2	253.9	512.9	508.6	782.1	779.5
BBB	1.5	1.5	1.5	1.5	3.3	3.3	50.2	49.6	56.5	55.9
Below	92.5	92.1	208.8	209.0	—	—	74.5	73.7	375.8	374.8
	$2,360.7	$2,364.1	$226.2	$226.4	$2,036.6	$2,061.9	$1,387.6	$1,372.5	$6,011.1	$6,024.9

Rating %
AAA	95.9%	95.9%	—%	—%	61.7%	61.6%	42.6%	43.0%	68.4%	68.5%
AA	0.1	0.1	—	—	25.7	25.9	11.4	10.9	11.4	11.4
A	—	—	7.0	7.0	12.4	12.3	37.0	37.1	13.0	12.9
BBB	0.1	0.1	0.6	0.6	0.2	0.2	3.6	3.6	0.9	0.9
Below	3.9	3.9	92.4	92.4	—	—	5.4	5.4	6.3	6.3
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$897.4	$898.8	$226.2	$226.4	$1,025.2	$1,039.4	$761.2	$752.4	$2,910.0	$2,917.0
2014	203.8	202.8	—	—	239.0	243.8	31.2	31.6	474.0	478.2
2015	456.4	458.4	—	—	213.7	211.9	29.4	28.7	699.5	699.0
2016	237.0	240.0	—	—	456.2	463.8	232.9	230.3	926.1	934.1
2017	566.1	564.1	—	—	102.5	103.0	332.9	329.5	1,001.5	996.6
Total	$2,360.7	$2,364.1	$226.2	$226.4	$2,036.6	$2,061.9	$1,387.6	$1,372.5	$6,011.1	$6,024.9

(1)Included in Residential Mortgage-Backed securities.

	As of December 31, 2016 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,767.5	$1,779.9	$—	$—	$1,167.9	$1,186.7	$727.3	$732.6	$3,662.7	$3,699.2
AA	3.1	3.1	—	—	517.0	532.9	125.2	117.8	645.3	653.8
A	2.8	2.8	0.5	0.5	266.5	270.9	426.4	428.6	696.2	702.8
BBB	2.2	2.2	1.8	1.9	9.8	9.8	34.6	34.7	48.4	48.6
Below	118.1	117.9	257.5	260.1	—	—	98.1	96.9	473.7	474.9
	$1,893.7	$1,905.9	$259.8	$262.5	$1,961.2	$2,000.3	$1,411.6	$1,410.6	$5,526.3	$5,579.3

Rating %
AAA	93.3%	93.4%	—%	—%	59.6%	59.4%	51.5%	51.9%	66.3%	66.3%
AA	0.2	0.2	—	—	26.4	26.6	8.9	8.4	11.7	11.7
A	0.1	0.1	0.2	0.2	13.5	13.5	30.2	30.4	12.6	12.6
BBB	0.1	0.1	0.7	0.7	0.5	0.5	2.5	2.5	0.9	0.9
Below	6.3	6.2	99.1	99.1	—	—	6.9	6.8	8.5	8.5
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$845.2	$845.2	$259.8	$262.5	$825.5	$837.1	$828.7	$828.9	$2,759.2	$2,773.7
2013	166.5	168.0	—	—	231.2	235.7	98.6	98.8	496.3	502.5
2014	205.0	205.0	—	—	238.2	246.9	168.4	168.4	611.6	620.3
2015	461.2	464.6	—	—	210.9	211.6	66.2	64.6	738.3	740.8
2016	215.8	223.1	—	—	455.4	469.0	249.7	249.9	920.9	942.0
Total	$1,893.7	$1,905.9	$259.8	$262.5	$1,961.2	$2,000.3	$1,411.6	$1,410.6	$5,526.3	$5,579.3

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of December 31, 2017 (Successor Company) were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 9.99 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2017 (Successor Company):

Non-agency portfolio	Weighted-Average Life
Prime	10.51
Alt-A	3.45
Sub-prime	2.83

Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2017 (Successor Company), our mortgage loan holdings were approximately $6.8 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 11 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of December 31, 2017 (Successor Company), assuming the loans are called at their next call dates, approximately $161.2 million will be due in 2018, $858.6 million in 2019 through 2023, $105.8 million in 2024 through 2028, and $2.0 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), approximately $669.3 million and $595.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized, $37.2 million, $16.7 million, $29.8 million, and $0.1 million, respectively, of participating mortgage loan income.
The following table includes a breakdown of our commercial mortgage loan portfolio as of December 31, 2017 (Successor Company):

Commercial Mortgage Loan Portfolio Profile
Total portfolio of 1,668 loans	$6.8 billion
Average loan size	$4.0 million
Weighted-average amortization	22.5 years
Weighted-average coupon	4.76%
Weighted-average LTV	56.1%
Weighted-average debt coverage ratio	1.55
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2017 (Successor Company) there were no allowances for mortgage loan credit losses and as of December 31, 2016 (Successor Company), the Company had an allowance for mortgage loan credit losses of $0.7 million. While our mortgage loans do not have quoted market values, as of December 31, 2017 (Successor Company), we estimated the fair value of our mortgage loans to be $6.7 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 1.13% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of December 31, 2017, approximately $6.5 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2017, certain mortgage loan transactions occurred that would have been accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2017, we recognized two troubled debt restructurings as a result of the Company granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. We did not identify any loans whose principal was permanently impaired during the year ended December 31, 2017 (Successor Company).
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2017 (Successor Company), $6.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We foreclosed on $6.1 million nonperforming loans during the year ended December 31, 2017 (Successor Company). We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.
As of December 31, 2017 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the year ended December 31, 2017 (Successor Company).
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

Unrealized Gains and Losses—Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2017 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $36.0 million, prior to income tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2017 (Successor Company), and an overall net unrealized loss of $1.7 billion as of December 31, 2016 (Successor Company).
For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2017 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$6,352,717	29.3%	$6,415,298	28.7%	$(62,581)	9.2%
>90 days but <= 180 days	453,654	2.1	466,505	2.1	(12,851)	1.9
>180 days but <= 270 days	133,617	0.6	135,660	0.6	(2,043)	0.3
>270 days but <= 1 year	122,746	0.6	124,767	0.6	(2,021)	0.3
>1 year but <= 2 years	6,659,813	30.7	6,830,315	30.5	(170,502)	25.0
>2 years but <= 3 years	7,979,534	36.7	8,411,717	37.5	(432,183)	63.3
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$21,702,081	100.0%	$22,384,262	100.0%	$(682,181)	100.0%
As of December 31, 2017 (Successor Company), the Barclays Investment Grade Index was priced at 91 basis points versus a 10 year average of 176 basis points. Similarly, the Barclays High Yield Index was priced at 364 basis points versus a 10 year average of 652 basis points. As of December 31, 2017 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.2%, 2.4%, and 2.7%, as compared to 10 year averages of 1.7%, 2.6%, and 3.5%, respectively.
As of December 31, 2017 (Successor Company), 88.8% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of December 31, 2017 (Successor Company), there were estimated gross unrealized losses of $3.0 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2017 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2017 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$1,733,309	8.0%	$1,758,549	7.9%	$(25,240)	3.7%
Other finance	54,454	0.3	58,198	0.3	(3,744)	0.5
Electric utility	3,111,719	14.3	3,242,952	14.5	(131,233)	19.2
Energy	1,397,312	6.4	1,458,690	6.5	(61,378)	9.0
Natural gas	604,431	2.8	624,203	2.8	(19,772)	2.9
Insurance	1,697,233	7.8	1,743,140	7.8	(45,907)	6.7
Communications	1,238,082	5.7	1,303,264	5.8	(65,182)	9.6
Basic industrial	581,249	2.7	603,248	2.7	(21,999)	3.2
Consumer noncyclical	2,016,112	9.3	2,077,552	9.3	(61,440)	9.0
Consumer cyclical	630,915	2.9	651,415	2.9	(20,500)	3.0
Finance companies	39,710	0.2	40,581	0.2	(871)	0.1
Capital goods	1,121,919	5.2	1,146,545	5.1	(24,626)	3.6
Transportation	791,776	3.6	812,358	3.6	(20,582)	3.0
Other industrial	174,797	0.8	185,701	0.8	(10,904)	1.6
Brokerage	380,331	1.8	384,860	1.7	(4,529)	0.7
Technology	576,855	2.7	598,112	2.7	(21,257)	3.1
Real estate	43,096	0.2	43,610	0.2	(514)	0.1
Other utility	46,731	0.1	47,514	0.2	(783)	0.3
Commercial mortgage-backed securities	1,553,928	7.2	1,584,114	7.1	(30,186)	4.4
Other asset-backed securities	220,822	1.0	226,586	1.0	(5,764)	0.8
Residential mortgage-backed non-agency securities	822,794	3.8	838,846	3.7	(16,052)	2.4
Residential mortgage-backed agency securities	360,025	1.7	367,006	1.6	(6,981)	1.0
U.S. government-related securities	1,166,342	5.4	1,198,519	5.4	(32,177)	4.7
Other government-related securities	140,124	0.6	145,071	0.6	(4,947)	0.7
States, municipals, and political divisions	1,198,015	5.5	1,243,628	5.6	(45,613)	6.7
Total	$21,702,081	100.0%	$22,384,262	100.0%	$(682,181)	100.0%

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

The range of maturity dates for securities in an unrealized loss position as of December 31, 2017 (Successor Company) varies, with 23.4% maturing in less than 5 years, 17.1% maturing between 5 and 10 years, and 59.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2017 (Successor Company):

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$13,236,188	61.0%	$13,577,874	60.7%	$(341,686)	50.1%
BBB	7,728,464	35.6	7,992,327	35.7	(263,863)	38.7
Investment grade	20,964,652	96.6	21,570,201	96.4	(605,549)	88.8
BB	383,672	1.8	417,420	1.9	(33,748)	4.9
B	221,947	1.0	250,466	1.1	(28,519)	4.2
CCC or lower	131,810	0.6	146,175	0.6	(14,365)	2.1
Below investment grade	737,429	3.4	814,061	3.6	(76,632)	11.2
Total	$21,702,081	100.0%	$22,384,262	100.0%	$(682,181)	100.0%
As of December 31, 2017 (Successor Company), we held a total of 1,845 positions that were in an unrealized loss position. Included in that amount were 105 positions of below investment grade securities with a fair value of $737.4 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $76.6 million, $66.4 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.4% of invested assets.
As of December 31, 2017 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 3.4% of the total fair value and 11.2% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2017 (Successor Company):

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$189,398	25.7%	$196,440	24.1%	$(7,042)	9.2%
>90 days but <= 180 days	40,100	5.4	42,333	5.2	(2,233)	2.9
>180 days but <= 270 days	11,019	1.5	11,709	1.4	(690)	0.9
>270 days but <= 1 year	1,360	0.2	1,630	0.2	(270)	0.4
>1 year but <= 2 years	57,346	7.8	62,340	7.7	(4,994)	6.5
>2 years but <= 3 years	438,205	59.4	499,608	61.4	(61,403)	80.1
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$737,428	100.0%	$814,060	100.0%	$(76,632)	100.0%

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2017 (Successor Company):

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$5,384,396	14.0%
AA	3,299,528	8.6
A	13,058,231	33.9
BBB	14,862,869	38.6
Investment grade	36,605,024	95.1
BB	1,328,272	3.4
B	295,990	0.8
CCC or lower	282,577	0.7
Below investment grade	1,906,839	4.9
Total	$38,511,863	100.0%
Not included in the table above are $2.4 billion of investment grade and $228.9 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2017 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2017 (Successor Company):

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal Home Loan Bank	$231.8	$—	$231.8
Southern Co.	212.1	—	212.1
Duke Energy Corp.	209.9	—	209.9
AT&T, Inc.	207.1	—	207.1
Morgan Stanley	201.5	—	201.5
Exelon Corp.	200.2	—	200.2
Goldman Sachs Group Inc.	196.6	—	196.6
Wells Fargo & Co.	194.5	0.8	195.3
Anheuser-Busch Inbev.	193.9	—	193.9
Bank of American Corp.	186.4	0.2	186.6
Total	$2,034.0	$1.0	$2,035.0
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2017 (Successor Company), we recognized approximately $11.7 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2017 (Successor Company). As of December 31, 2017 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$622.5	$869.9	$1,492.4
Netherlands	224.7	256.6	481.3
France	142.1	231.7	373.8
Switzerland	228.4	112.4	340.8
Germany	148.8	165.0	313.8
Spain	7.6	221.2	228.8
Belgium	—	193.9	193.9
Sweden	127.7	20.6	148.3
Norway	—	100.0	100.0
Ireland	16.0	45.1	61.1
Luxembourg	—	57.6	57.6
Italy	—	45.9	45.9
Portugal	—	15.6	15.6
Total securities	1,517.8	2,335.5	3,853.3
Derivatives:
Germany	34.9	—	34.9
United Kingdom	10.2	—	10.2
Switzerland	4.3	—	4.3
France	1.4	—	1.4
Total derivatives	50.8	—	50.8
Total	$1,568.6	$2,335.5	$3,904.1

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Fixed maturity gains - sales	$18,790	$41,698	$8,650	$6,920
Fixed maturity losses - sales	(5,849)	(9,488)	(7,368)	(29)
Equity gains - sales	78	387	95	—
Equity losses - sales	(2,408)	(295)	(1,096)	—
Impairments on securities	(11,742)	(17,748)	(26,993)	(481)
Modco trading portfolio	119,206	67,583	(167,359)	73,062
Other	(8,389)	(9,226)	192	1,200
Total realized gains (losses) - investments	$109,686	$72,911	$(193,879)	$80,672

Derivatives related to VA contracts:
Interest rate futures - VA	$26,015	$(3,450)	$(14,818)	$1,413
Equity futures - VA	(91,776)	(106,431)	(5,033)	9,221
Currency futures - VA	(23,176)	33,836	7,169	7,778
Equity options - VA	(94,791)	(60,962)	(27,733)	3,047
Interest rate swaptions - VA	(2,490)	(1,161)	(13,354)	9,268
Interest rate swaps - VA	27,981	20,420	(85,942)	122,710
Total return swaps - VA	(32,240)	—	—	—
Embedded derivative - GLWB	3,614	68,056	4,412	(207,018)
Total derivatives related to VA contracts	(186,863)	(49,692)	(135,299)	(53,581)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(55,878)	(16,494)	(738)	1,769
Equity futures - FIA	642	4,248	(355)	(184)
Volatility futures - FIA	—	—	5	—
Equity options - FIA	44,585	8,149	1,211	(2,617)
Total derivatives related to FIA contracts	(10,651)	(4,097)	123	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(14,117)	9,529	(614)	(486)
Equity futures - IUL	(818)	129	144	3
Equity options - IUL	9,580	3,477	(540)	(115)
Total derivatives related to IUL contracts	(5,355)	13,135	(1,010)	(598)
Embedded derivative - Modco reinsurance treaties	(103,009)	390	166,092	(68,026)
Other derivatives	50	(24)	91	(37)
Total realized gains (losses) - derivatives	$(305,828)	$(40,288)	$29,997	$(123,274)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2017 (Successor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

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

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Alt-A MBS	$—	$—	$—	$—
Other MBS	81	178	203	—
Corporate securities	8,031	16,830	26,580	481
Equities	2,630	—	—	—
Other	1,000	740	210	—
Total	$11,742	$17,748	$26,993	$481
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2017 (Successor Company), we sold securities in an unrealized loss position with a fair value of $185.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Successor Company
	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$35,086	18.9%	$(3,182)	38.5%
>90 days but <= 180 days	26,592	14.4	(520)	6.3
>180 days but <= 270 days	5,888	3.2	(179)	2.2
>270 days but <= 1 year	14,561	7.9	(524)	6.3
>1 year	103,030	55.6	(3,852)	46.7
Total	$185,157	100.0%	$(8,257)	100.0%
For the year ended December 31, 2017 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $185.2 million. The loss realized on the sale of these securities was $8.3 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the year ended December 31, 2017 (Successor Company), we sold securities in an unrealized gain position with a fair value of $879.2 million. The gain realized on the sale of these securities was $18.9 million.
The $8.4 million of other realized losses recognized for the year ended December 31, 2017 (Successor Company), included $7.7 million of realized losses associated with our mortgage loan portfolio.
For the year ended December 31, 2017 (Successor Company), net gains of $119.2 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $7.7 million of losses were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $103.0 million during the year ended December 31, 2017 (Successor Company). These losses were due to higher treasury yields and tightened credit spreads.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the year ended December 31, 2017 (Successor Company), we experienced net realized losses on derivatives related to VA contracts of approximately $186.9 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in the Company's non-performance risk, variations in actual sub-account fund performance from the indices included in our hedging program, as well as updates to certain policyholder assumptions during the year ended December 31, 2017.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated $0.1 million of gains for the year ended December 31, 2017 (Successor Company).
LIQUIDITY AND CAPITAL RESOURCES
The Holding Company

Overview

Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We expect to use a portion of our positive cash flow from operations to pay dividends to our parent, Dai-ichi Life. We paid a $143.8 million dividend during the year ended December 31, 2017 (Successor Company), and expect to pay a dividend of approximately $140.0 million during 2018.

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

We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2017. The Company did not have an outstanding balance on the Credit Facility as of December 31, 2017.

Our aggregate principal balance with our debt, subordinated debt securities, and a Credit Facility decreased $121.5 million during the year ended December 31, 2017 (Successor Company), as compared to a decrease of $368.1 million during the year ended December 31, 2016 (Successor Company).

Changes in principal during 2017 and 2016 (Successor Company) are detailed below:

Successor Company
Description	Change in Principal
(Dollars In Thousands)
2017
8.45% Senior Notes (2009), due 2039 (Par value: $232,928)	$(13,998)
6.25% Subordinated Debt, due 2042 (Par value: $287,500)	(287,500)
6.00% Subordinated Debt, due 2042 (Par value: $150,000)	(150,000)
5.35% Subordinated Debt, due 2052 (Par value: $500,000)	500,000
2016
8.45% Senior Notes (2009), due 2039 (par value: $246,926)	$(53,074)
Increases (reductions) in the Credit Facility balance during 2017 and 2016 are detailed below:

Successor Company
Description	Change in Principal	Interest Rate
	(Dollars In Thousands)
2017
Credit Facility	$(170,000)	one-month LIBOR + 1.00%
2016
Credit Facility	$(315,000)	one-month LIBOR + 1.00%

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2017 (Successor Company), our total cash and invested assets were $54.9 billion. The life insurance subsidiaries were committed as of December 31, 2017 (Successor Company), to fund mortgage loans in the amount of $572.3 million.

Our positive cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The holding company held $83.6 million of cash and short-term investments, and our subsidiaries held approximately $783.9 million in cash and short-term investments as of December 31, 2017.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Net cash provided by operating activities	$195,272	$249,638	$355,628	$191,223
Net cash (used in) provided by investing activities	(2,624,770)	(4,366,985)	(1,492,815)	22,994
Net cash provided by (used in) financing activities	2,333,626	4,069,457	1,070,549	(130,918)
Total	$(95,872)	$(47,890)	$(66,638)	$83,299
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Net Cash Provided by Operating Activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products exceed benefit payments and surrenders, and we invest the excess. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net Cash Provided By (Used in) Investing Activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net Cash (Used in) Provided by Financing Activities - Changes in cash from financing activities included $220.0 million of inflows from secured financing liabilities for the year ended December 31, 2017 (Successor Company), as compared to the $359.5 million of inflows for the year ended December 31, 2016 (Successor Company) and $2.4 billion inflows of investment product and universal life net activity as compared to $2.1 billion in the prior year. Net activity related to credit facility resulted in outflows of $121.5 million for the year ended December 31, 2017 (Successor Company), as compared to $368.1 million of outflows for year ended December 31, 2016 (Successor Company). Net repayment of non-recourse funding obligations equaled $47.0 million during the year ended December 31 2017 (Successor Company), as compared to net issuances of $2.1 billion during the year ended December 31, 2016 (Successor Company). The Company paid a dividend during the year ended December 31, 2017 (Successor Company) of $143.8 million, as compared to a dividend of $89.3 million during the year ended December 31, 2016 (Successor Company).
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
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2017 (Successor Company), we had $595.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2017 (Successor Company), the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in our consolidated balance sheets (at an average borrowing rate of 142 basis points). During the year ended December 31, 2017 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017 (Successor Company). As of December 31, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $861.7 million and the repurchase obligation of $797.7 million was included in our consolidated balance sheets (at an average borrowing rate of 65 basis points). During 2016, the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016 (Successor Company).
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of December 31, 2017 (Successor Company), securities with a market value of $125.3 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2017 (Successor Company), the fair value of the collateral related to this program was $132.7 million and we had an obligation to return $132.7 million of collateral to the securities borrowers.
Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2018 is approximately $853.2 million.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2017 (Successor Company), our total adjusted capital and company action level RBC were approximately $4.7 billion and $759.3 million, respectively, providing an RBC ratio of approximately 614%.

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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a positive impact to our statutory surplus of approximately $12 million on a pre-tax basis for the year ended December 31, 2017 (Successor Company), as compared to a positive impact to our statutory surplus of approximately $16.0 million on a pre-tax basis for the year ended December 31, 2016 (Successor Company).

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2017 (Successor Company), we ceded premiums to third party reinsurers amounting to $1.4 billion. In addition, we had receivables from reinsurers amounting to $5.1 billion as of December 31, 2017 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 13, Reinsurance, to the consolidated financial statements included in this report.

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
The National Association of Insurance Commissioners (“NAIC”), through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers. The Financial Condition

(E) Committee of the NAIC established a Variable Annuity Issues Working Group to examine company use of variable annuity captives. The Committee has proposed changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.
The NAIC has adopted Actuarial Guideline XLVIII ("AG48") and the substantially similar "Term and Universal Life Insurance Reserve Financing Model Regulation" (the "Reserve Model") which establish national standards for new reserve financing arrangements for term life insurance and universal life insurance with secondary guarantees. AG48 and the Reserve Model govern collateral requirements for captive reinsurance arrangements. In order to obtain reserve credit, AG48 and the Reserve Model require a minimum level of funds, consisting of primary and other securities, to be held by or on behalf of ceding insurers as security under each captive life reinsurance treaty. As a result of AG48 and the Reserve Model, the implementation of new captive structures in the future may be less capital efficient, lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. In some circumstances, AG48 and the Reserve Model could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

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

We maintain an intercompany capital support agreement with Shades Creek that provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2017 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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
As of December 31, 2017 (Successor Company), we had policy liabilities and accruals of approximately $31.8 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.48%.
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
As of December 31, 2017 (Successor Company), we carried a $11.5 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,265,095	$199,582	$462,719	$39,365	$563,429
Non-recourse funding obligations(2)	4,597,851	268,269	626,830	660,970	3,041,782
Subordinated debt securities(3)	1,425,847	26,750	53,500	53,500	1,292,097
Stable value products(4)	4,955,737	966,975	2,612,675	1,236,295	139,792
Operating leases(5)	29,169	4,562	8,364	7,298	8,945
Home office lease(6)	77,219	77,219	—	—	—
Mortgage loan and investment commitments	703,313	624,628	78,685	—	—
Secured financing liabilities(7)	1,017,854	1,017,854	—	—	—
Policyholder obligations(8)	42,754,187	10,705,219	3,803,665	3,702,049	24,543,254
Total(9)	$56,826,272	$13,891,058	$7,646,438	$5,699,477	$29,589,299

(1)	Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(2)
Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.7 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.7 billion relates to the Golden Gate transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

(3)	Subordinated debt securities includes all principal amounts and interest payments due over the term of the obligations.

(4)	Anticipated stable value product cash flows including interest.

(5)	Includes all lease payments required under operating lease agreements.

(6)	The lease payments shown assume we exercise our option to purchase the building at the end of the lease term.

(7)	Represents secured borrowings and accrued interest as part of our repurchase program as well as liabilities associated with securities lending transactions.

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
Employee Benefit Plans
We sponsor a tax-qualified defined benefit pension plan ("Qualified Pension Plan") covering substantially all of our employees. In addition, we sponsor an unfunded, nonqualified excess benefit pension plan ("Nonqualified Excess Pension Plan") and provide other postretirement benefits to eligible employees.

We report the net funded status of our pension and other postretirement plans in the consolidated balance sheet. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation.
Our funding policy is to contribute amounts to the Qualified Pension Plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts as we may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. We may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage ("AFTAP") of at least 80% and to avoid certain Pension Benefit Guaranty Corporation ("PBGC") reporting triggers.
We have not yet determined the total amount we will fund during 2018, but may contribute an amount that would eliminate the PBGC variable-rate premiums payable in 2018. The Company currently estimates that amount will be between $10 million and $20 million.
For a complete discussion of our benefit plans, additional information related to the funded status of our benefit plans, and our funding policy, see Note 16, Employee Benefit Plans, to the consolidated financial statements included in this report.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into indemnity agreements with each of our directors as well as operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 15, Commitments and Contingencies, of the consolidated financial statements for more information.
MARKET RISK EXPOSURES
Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 7, Derivative Financial Instruments, to the consolidated financial statements included in this report for additional information on our financial instruments.
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
We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us, net of collateral held, based upon current market conditions. In addition, we periodically assess exposure related to potential payment obligations between us and our counterparties. We minimize the credit risk in derivative financial instruments by entering into transactions with high quality counterparties (A-rated or higher at the time we enter into the contract), and we maintain credit support annexes with certain of those counterparties.
We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through our analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into our risk management program.
Derivative instruments expose us to credit and market risk and could result in material changes from period to period. We attempt to minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by our risk management department.
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
We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to VA contracts and fixed indexed annuities:

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
The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2017 (Successor Company) and as of December 31, 2016 (Successor Company), and the percent change in fair value the following estimated fair values would represent:

Successor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2017
Fixed maturities	$40,286.8	(8.2)%
Mortgage loans	6,369.5	(5.5)
2016
Fixed maturities	$37,689.5	(8.0)%
Mortgage loans	5,621.4	(5.2)
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
As of December 31, 2017 (Successor Company) and as of December 31, 2016 (Successor Company), we had outstanding mortgage loan commitments of $572.3 million at an average rate of 4.1% and $855.3 million at an average rate of 4.2%, respectively, with estimated fair values of $583.0 million and $863.3 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2017 (Successor Company) and as of December 31, 2016 (Successor Company), and the percent change in fair value that the following estimated fair values would represent:

Successor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2017	$557.0	(4.5)%
2016	$817.8	(5.3)%
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
As of December 31, 2017 (Successor Company), total derivative contracts with a notional amount of $26.3 billion were in a $644.8 million net loss position. Included in the $26.3 billion is a notional amount of $2.5 billion in a $214.2 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $9.6 billion in a $111.8 million net loss position that relates to our GLWB embedded derivatives, $2.0 billion in a $218.7 million net loss position that relates to our FIA embedded derivatives, and $168.3 million in a $80.2 million net loss position that relates to our IUL embedded derivatives.
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
We recognized losses of $305.8 million, $40.3 million, and gains of $30.0 million related to derivative financial instruments for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company) and for the period of February 1, 2015 to December 31, 2015 (Successor Company), respectively.
The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates (1)(2)
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2017
Futures	$1,302.3	$2.3	$(41.2)	$57.8
Interest Rate Swaptions	225.0	—	2.3	—
Floating to fixed Swaps	—	—	—	—
Fixed to floating Swaps	1,862.5	52.5	(145.9)	290.8
GLWB embedded derivative	9,615.4	(111.8)	175.1	(491.3)
Total	$13,005.2	$(57.0)	$(9.7)	$(142.7)
2016
Futures	$1,096.4	$(5.7)	$(80.0)	$84.3
Interest Rate Swaptions	225.0	2.5	12.3	—
Floating to fixed Swaps	70.0	0.5	3.2	(2.2)
Fixed to floating Swaps	1,640.0	60.9	(136.6)	301.8
GLWB embedded derivative	10,563.7	(115.4)	171.1	(498.3)
Total	$13,595.1	$(57.2)	$(30.0)	$(114.4)

(1)	Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2017 and 2016.

(2)	Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2017
Futures	$381.1	$(2.4)	$(32.2)	$27.3
Options	7,549.4	166.4	157.7	177.0
Total return swaps	434.3	(0.2)	(43.6)	43.2
GLWB embedded derivative	9,615.4	(111.8)	(12.4)	(234.6)
FIA embedded derivative	1,951.7	(218.7)	(232.9)	(186.7)
IUL embedded derivative	168.3	(80.2)	82.7	70.4
Total	$20,100.2	$(246.9)	$(80.7)	$(103.4)
2016
Futures	$756.8	$2.9	$(70.2)	$75.9
Options	6,534.8	171.8	155.0	196.4
GLWB embedded derivative	10,563.7	(115.4)	(11.7)	(238.3)
FIA embedded derivative	1,496.3	(147.4)	(159.0)	(124.6)
IUL embedded derivative	103.8	(46.1)	(48.2)	(41.2)
Total	$19,455.4	$(134.2)	$(134.1)	$(131.8)

The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2017
Currency futures	$256.4	$(2.1)	$(27.9)	$23.7
Swaps Fixed to Fixed	117.2	6.0	19.7	(7.7)
	$373.6	$3.9	$(8.2)	$16.0
2016
Currency futures	$340.1	$7.9	$(25.3)	$41.1
Swaps Fixed to Fixed	117.2	0.1	13.3	(13.0)
	$457.3	$8.0	$(12.0)	$28.1
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
Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $0.6 billion of our stable value contracts have no early termination rights.
As of December 31, 2017 (Successor Company), we had $4.7 billion of stable value product account balances with an estimated fair value of $4.7 billion (using discounted cash flows) and $10.9 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows). As of December 31, 2016 (Successor Company), we had $3.5 billion of stable value product account balances with an estimated fair value of $3.5 billion (using discounted cash flows) and $10.6 billion of annuity account balances with an estimated fair value of $10.3 billion (using discounted cash flows).
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
		+100 bps	–100 bps
	(Dollars In Millions)
2017
Stable value product account balances	$4,698.9	$4,592.7	$4,805.1
Annuity account balances	10,497.1	10,341.3	10,612.7
2016
Stable value product account balances	$3,488.9	$3,403.7	$3,574.0
Annuity account balances	10,314.8	10,164.0	10,424.5
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2017 (Successor Company) and as of December 31, 2016 (Successor Company):

Credited Rate Summary As of December 31, 2017 (Successor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$206	$1,252	$2,006	$3,464
>3% - 4%	4,146	993	8	5,147
>4% - 5%	1,987	13	1	2,001
>5% - 6%	199	—	—	199
Subtotal	6,538	2,258	2,015	10,811
Fixed Annuities
1%	$571	$239	$540	$1,350
>1% - 2%	473	331	70	874
>2% - 3%	1,897	63	4	1,964
>3% - 4%	254	—	—	254
>4% - 5%	271	—	—	271
>5% - 6%	2	—	—	2
Subtotal	3,468	633	614	4,715
Total	$10,006	$2,891	$2,629	$15,526

Percentage of Total	64%	19%	17%	100%

Credited Rate Summary As of December 31, 2016 (Successor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$202	$1,133	$2,023	$3,358
>3% - 4%	4,001	1,191	11	5,203
>4% - 5%	1,928	14	—	1,942
>5% - 6%	208	—	—	208
Subtotal	6,339	2,338	2,034	10,711
Fixed Annuities
1%	$670	$153	$114	$937
>1% - 2%	535	463	103	1,101
>2% - 3%	2,056	68	7	2,131
>3% - 4%	267	—	—	267
>4% - 5%	281	—	—	281
>5% - 6%	3	—	—	3
Subtotal	3,812	684	224	4,720
Total	$10,151	$3,022	$2,258	$15,431

Percentage of Total	66%	19%	15%	100%

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
The following presents our estimates of the hypothetical impact to the December 31, 2017 (Successor Company) benefit obligation and to the 2017 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(28,252)	$(4,834)
100 basis point decrease	34,139	5,712
Increase (Decrease) in Benefit Cost:
100 basis point increase	$406	$(57)
100 basis point decrease	1,081	196

(1)	Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.
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
The following presents our estimates of the hypothetical impact to the 2017 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Postretirement Life Insurance Plan
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(2,397)	$(51)
100 basis point decrease	2,397	51
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
Item 8.    Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
The following financial statements are located in this report on the pages indicated.

Page
Consolidated Statements of Income For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company)	102
Consolidated Statements of Comprehensive Income (Loss) For The Year Ended Decmebe 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company)	103
Consolidated Balance Sheets as of December 31, 2017 (Successor Company) and as of December 31, 2016 (Successor Company)	104
Consolidated Statements of Shareowner's Equity For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company)	106
Consolidated Statements of Cash Flows For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company)	107
Notes to Consolidated Financial Statements:
1. Basis of Presentation	109
2. Summary of Significant Accounting Policies	109
3. Significant Transactions	120
4. MONY Closed Block of Business	122
5. Investment Operations	124
6. Fair Value of Financial Instruments	132
7. Derivative Financial Instruments	144
8. Offsetting of Assets and Liabilities	148
9. Mortgage Loans	150
10. DAC and VOBA	155
11. Goodwill	155
12. Certain Nontraditional long duration contracts	156
13. Reinsurance	157
14. Debt and Other Obligations	160
15. Commitments and Contingencies	165
16. Employee Benefit Plans	167
17. Accumulated Other Comprehensive Income (Loss)	175
18. Income Taxes	180
19. Supplemental Cash Flow	183
20. Related Party Transactions	184
21. Statutory Reporting Practices	184
22. Operating Segments	186
23. Consolidated Quarterly Information	190
24. Subsequent Events	191
Report of Independent Registered Public Accounting Firm	193
Predecessor and Successor Company information is not comparable.
For supplemental quarterly financial information, please see Note 23, Consolidated Quarterly Results—Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For the Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$3,477,419	$3,407,931	$3,008,050	$261,866
Reinsurance ceded	(1,360,735)	(1,314,716)	(1,154,978)	(89,956)
Net of reinsurance ceded	2,116,684	2,093,215	1,853,072	171,910
Net investment income	2,051,588	1,942,456	1,632,948	175,180
Realized investment gains (losses):
Derivative financial instruments	(305,828)	(40,288)	29,997	(123,274)
All other investments	121,428	90,659	(166,886)	81,153
Other-than-temporary impairment losses	(3,962)	(32,075)	(28,659)	(636)
Portion recognized in other comprehensive income (before taxes)	(7,780)	14,327	1,666	155
Net impairment losses recognized in earnings	(11,742)	(17,748)	(26,993)	(481)
Other income	446,662	415,653	388,531	36,421
Total revenues	4,418,792	4,483,947	3,710,669	340,909
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (Successor 2017 - $1,242,797; Successor 2016 - $1,181,960; 2015 - $1,025,596); (Predecessor 2015 - $87,674)	2,957,270	2,880,435	2,539,943	267,287
Amortization of deferred policy acquisition costs and value of business acquired	78,221	149,064	94,056	4,072
Other operating expenses, net of reinsurance ceded: (Successor 2017 - $222,963; Successor 2016 - $207,197; 2015 - $191,346); (Predecessor 2015 - $35,036)	948,244	860,451	676,828	68,368
Total benefits and expenses	3,983,735	3,889,950	3,310,827	339,727
Income before income tax	435,057	593,997	399,842	1,182
Income tax (benefit) expense
Current	26,252	(46,719)	1,471	(31,118)
Deferred	(697,727)	247,687	130,072	30,791
Total income tax (benefit) expense	(671,475)	200,968	131,543	(327)
Net income	$1,106,532	$393,029	$268,299	$1,509

Net income—basic				$0.02
Net income—diluted				$0.02
Cash dividends paid per share				$—
Average shares outstanding—basic				80,452,848
Average shares outstanding—diluted				81,759,287
See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015

	(Dollars In Thousands)			(Dollars In Thousands)
Net income	$1,106,532	$393,029	$268,299	$1,509
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (Successor 2017 - $329,801; 2016 - $326,838; 2015 - $(680,634)); (Predecessor 2015 - $259,738)	700,536	606,985	(1,264,034)	482,370
Reclassification adjustment for investment amounts included in net income, net of income tax: (Successor 2017 - $489; 2016 - $(5,094); 2015 - $9,349); (Predecessor 2015 - $(2,244))	642	(9,460)	17,362	(4,166)
Change in net unrealized (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2017 - $3,858; 2016 - $(3,652); 2015 - $(212)); (Predecessor 2015 - $(131))	7,153	(6,782)	(393)	(243)
Change in accumulated (loss) gain—derivatives, net of income tax: (Successor 2017 - $(303); 2016 - $370; 2015 - $(45)); (Predecessor 2015 - $5)	(563)	688	(86)	9
Reclassification adjustment for derivative amounts included in net income, net of income tax: (Successor 2017 - $243; 2016 - $21; 2015 - $45); (Predecessor 2015 - $13)	451	39	86	23
Change in postretirement benefits liability adjustment, net of income tax: (Successor 2017 - $(4,047); 2016 - $(2,616); 2015 - $3,194); (Predecessor 2015 - $(6,475))	(15,225)	(4,859)	5,931	(12,025)
Total other comprehensive income (loss)	692,994	586,611	(1,241,134)	465,968
Total comprehensive income (loss)	$1,799,526	$979,640	$(972,835)	$467,477

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: Successor 2017 - $41,153,551; 2016 - $39,832,724)	$41,176,052	$38,183,337
Fixed maturities, at amortized cost (fair value: Successor 2017 - $2,776,327; 2016 - $2,733,340)	2,718,904	2,770,177
Equity securities, at fair value (cost: Successor 2017 - $740,813; 2016 - $768,423)	754,360	754,489
Mortgage loans (related to securitizations: Successor 2017 - $226,409; 2016 - $277,964)	6,817,723	6,132,125
Investment real estate, net of accumulated depreciation (Successor 2017 - $132; 2016 - $252)	8,355	8,060
Policy loans	1,615,615	1,650,240
Other long-term investments	915,595	865,304
Short-term investments	615,210	332,431
Total investments	54,621,814	50,696,163
Cash	252,310	348,182
Accrued investment income	491,802	482,388
Accounts and premiums receivable	124,934	118,303
Reinsurance receivables	5,075,698	5,323,846
Deferred policy acquisition costs and value of business acquired	2,199,577	2,019,829
Goodwill	793,470	793,470
Other intangibles, net of accumulated amortization (Successor 2017 - $140,368; 2016 - $79,226)	663,572	688,083
Property and equipment, net of accumulated depreciation (Successor 2017 - $22,926; 2016 - $17,450)	111,417	106,111
Other assets	227,357	170,004
Income tax receivable	76,543	116,823
Assets related to separate accounts
Variable annuity	13,956,071	13,244,252
Variable universal life	1,035,202	895,925
Total assets	$79,629,767	$75,003,379

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,957,592	$30,511,085
Unearned premiums	875,405	848,495
Total policy liabilities and accruals	31,832,997	31,359,580
Stable value product account balances	4,698,371	3,501,636
Annuity account balances	10,921,190	10,642,115
Other policyholders' funds	1,267,198	1,165,749
Other liabilities	2,353,565	1,924,155
Deferred income taxes	1,232,407	1,599,764
Non-recourse funding obligations	2,747,477	2,796,474
Secured financing liabilities	1,017,749	797,721
Debt	945,052	1,163,285
Subordinated debt securities	495,289	441,202
Liabilities related to separate accounts
Variable annuity	13,956,071	13,244,252
Variable universal life	1,035,202	895,925
Total liabilities	72,502,568	69,531,858
Commitments and contingencies—Note 15
Shareowner's equity
Common Stock, Successor 2017 and 2016 - $.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,554,059	5,554,059
Retained earnings	1,560,444	571,985
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (Successor 2017 - $6,883; 2016 - $(349,541))	25,896	(649,147)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2017 - $(6); 2016 - $(3,864))	(22)	(7,175)
Accumulated loss - derivatives, net of income tax: (Successor 2017 - $198; 2016 - $391)	747	727
Postretirement benefits liability adjustment, net of income tax: (Successor 2017 - $(3,469); 2016 - $578)	(13,925)	1,072
Total shareowner's equity	7,127,199	5,471,521
Total liabilities and shareowner's equity	$79,629,767	$75,003,379

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total shareowners' equity
	(Dollars In Thousands)
Predecessor Company
Balance, December 31, 2014	$44,388	$606,125	$(185,705)	$3,082,000	$1,418,076	$4,964,884
Net income for the period of January 1, 2015 to January 31, 2015				1,509		1,509
Other comprehensive income					465,968	465,968
Comprehensive income for the period of January 1, 2015 to January 31, 2015						467,477
Stock-based compensation		1,550				1,550
Balance, January 31, 2015	$44,388	$607,675	$(185,705)	$3,083,509	$1,884,044	$5,433,911

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner's equity
	(Dollars In Thousands)
Successor Company
Balance, February 1, 2015	$—	$5,554,059	$—	$—	$—	$5,554,059
Net income for the period of February 1, 2015 to December 31, 2015				268,299		268,299
Other comprehensive loss					(1,241,134)	(1,241,134)
Comprehensive loss for the period of February 1, 2015 to December 31, 2015						(972,835)
Balance, December 31, 2015	$—	$5,554,059	$—	$268,299	$(1,241,134)	$4,581,224
Net income for 2016				393,029		393,029
Other comprehensive income					586,611	586,611
Comprehensive income for 2016						979,640
Dividends to parent				(89,343)		(89,343)
Balance, December 31, 2016	$—	$5,554,059	$—	$571,985	$(654,523)	$5,471,521
Net income for 2017				1,106,532		1,106,532
Other comprehensive income					692,994	692,994
Comprehensive income for 2017						1,799,526
Cumulative effect adjustments				25,775	(25,775)	—
Dividends to parent				(143,848)		(143,848)
Balance, December 31, 2017	$—	$5,554,059	$—	$1,560,444	$12,696	$7,127,199

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Cash flows from operating activities
Net income	$1,106,532	$393,029	$268,299	$1,509
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	196,142	(32,623)	163,882	42,602
Amortization of deferred policy acquisition costs and value of business acquired	78,221	149,064	94,056	4,072
Capitalization of deferred policy acquisition costs	(333,252)	(327,938)	(296,795)	(22,489)
Depreciation and amortization expense	62,609	37,504	49,741	820
Deferred income tax	(697,727)	247,687	130,072	30,791
Accrued income tax	40,280	(162,619)	65,415	(32,803)
Interest credited to universal life and investment products	692,993	699,227	682,836	79,088
Policy fees assessed on universal life and investment products	(1,354,685)	(1,262,166)	(1,056,092)	(90,288)
Change in reinsurance receivables	248,148	222,302	187,269	(85,081)
Change in accrued investment income and other receivables	(6,643)	(36,360)	24,202	(5,789)
Change in policy liabilities and other policyholders' funds of traditional life and health products	(294,205)	(208,075)	(164,232)	176,980
Trading securities:
Maturities and principal reductions of investments	165,575	154,633	114,501	17,946
Sale of investments	281,441	459,802	135,465	26,422
Cost of investments acquired	(355,410)	(532,429)	(220,094)	(27,289)
Other net change in trading securities	9,151	22,427	73,376	(26,901)
Amortization of premiums and accretion of discounts on investments and mortgage loans	319,582	375,044	373,636	12,930
Change in other liabilities	138,304	132,220	(206,765)	238,592
Other, net	(101,784)	(81,091)	(63,144)	(149,889)
Net cash provided by operating activities	195,272	249,638	355,628	191,223

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	696,574	1,299,753	1,052,198	59,028
Sale of investments, available-for-sale	1,802,215	1,956,302	1,336,350	191,062
Cost of investments acquired, available-for-sale	(4,029,233)	(4,982,907)	(3,546,474)	(149,887)
Change in investments, held-to-maturity	47,000	(2,181,000)	(65,000)	—
Mortgage loans:
New lendings	(1,671,929)	(1,396,283)	(1,466,020)	(100,530)
Repayments	923,347	863,873	1,306,034	45,741
Change in investment real estate, net	(104)	2,851	(3,662)	7
Change in policy loans, net	34,625	49,268	52,364	6,365
Change in other long-term investments, net	(91,518)	(250,557)	(73,907)	(25,339)
Change in short-term investments, net	(279,191)	(72,810)	(11,221)	(40,314)
Net unsettled security transactions	(19,023)	28,853	(64,615)	37,510
Purchase of property and equipment	(37,533)	(5,295)	(8,862)	(649)
Cash received from or paid for acquisitions, net of cash acquired	—	320,967	—	—
Net cash (used in) provided by investing activities	(2,624,770)	(4,366,985)	(1,492,815)	22,994
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	1,035,000	265,000	330,000	—
Principal payments on line of credit arrangement and debt	(1,156,498)	(633,074)	(338,093)	(60,000)
Issuance (repayment) of non-recourse funding obligations	(47,000)	2,094,700	65,000	—
Secured financing liabilities	220,028	359,536	388,185	—
Dividends to shareowners	(143,848)	(89,343)	—	—
Investment product and universal life deposits	4,683,121	4,393,596	3,064,373	169,233
Investment product and universal life withdrawals	(2,256,981)	(2,320,958)	(2,438,916)	(240,147)
Other financing activities, net	(196)	—	—	(4)
Net cash provided by (used in) financing activities	2,333,626	4,069,457	1,070,549	(130,918)
Change in cash	(95,872)	(47,890)	(66,638)	83,299
Cash at beginning of period	348,182	396,072	462,710	379,411
Cash at end of period	$252,310	$348,182	$396,072	$462,710

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc. a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company. Prior to February 1, 2015, and for the periods reported as "predecessor", the Company’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, the Company remains as an SEC registrant within the United States. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary.
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
Earnings Per Share - Predecessor Company
As of February 1, 2015, the Company became a wholly owned subsidiary of Dai-ichi Life, and on that date the Company's outstanding common stock was delisted from public exchanges, and there was no market for the Company's common stock, which is held entirely by Dai-ichi Life. Therefore, the Company will no longer disclose earnings per share information subsequent to the presentation for the predecessor company period.
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
Cash
Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company's cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank at certain reporting dates. Such negative balances are included in other liabilities and were $132.7 million as of December 31, 2017 (Successor Company) and $79.2 million as of December 31, 2016 (Successor Company), respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.
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
The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 7.8%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

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
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Amortizable intangible assets primarily consist of distribution relationships, trade names, technology, and software. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized, but are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Software is generally amortized over a three year useful life.
Intangible assets recognized by the Company included the following (excluding goodwill):

	Successor Company
	As of December 31,		Estimated
	2017	2016	Useful Life
	(Dollars In Thousands)		(In Years)
Distribution relationships	$402,975	$428,499	14-22
Trade names	85,340	92,049	13-17
Technology	107,343	121,253	7-14
Other	35,914	14,282
Total intangible assets subject to amortization	631,572	656,083

Insurance licenses	32,000	32,000	Indefinite
Total intangible assets	$663,572	$688,083
Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2018	$56,011
2019	52,898
2020	49,897
2021	48,105
2022	45,771
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

Property and equipment consisted of the following:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Home office building	$68,123	$67,279
Data processing equipment	24,102	21,750
Other, principally furniture and equipment	17,198	9,612
Total property and equipment subject to depreciation	109,423	98,641
Accumulated depreciation	(22,926)	(17,450)
Land	24,920	24,920
Total property and equipment	$111,417	$106,111
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
The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company had $3,337.9 million and $1,872.5 million, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to twelve years.
As of December 31, 2017 (Successor Company), future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2018	$888.0
2019 - 2020	2,479.5
2021 - 2022	1,201.0
Thereafter	124.8
Derivative Financial Instruments
The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the statement of other comprehensive income (loss), depending upon whether the derivative instrument qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments". For additional information, see Note 7, Derivative Financial Instruments.
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
Guaranteed Living Withdrawal Benefits
The Company also establishes reserves for guaranteed living withdrawal benefits (“GLWB”) on its variable annuity (“VA”) products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2017 (Successor Company), our net GLWB liability held was $111.8 million.
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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). Further information on the tax impacts of the Tax Reform Act is included in Note 18, Income Taxes.

The Company uses the asset and liability method of accounting for income taxes. Generally, most items in pretax book income are also included in taxable income in the same year. However, some items are recognized for book purposes and for tax purposes in different years or are never recognized for either book or tax purposes. Those differences that will never be recognized for either book or tax purposes are permanent differences (e.g., the dividends-received deduction). As a result, the effective tax rate reflected in the financial statements may differ from the statutory rate reflected in the tax return. Those differences that are reported in different years for book and tax purposes are temporary and will reverse over time (e.g., the valuation of future policy benefits). These temporary differences are accounted for in the intervening periods as deferred tax assets and liabilities. Deferred tax assets generally represent revenue that is taxable before it is recognized in financial income and expenses that are deductible after they are recognized in financial income. Deferred tax liabilities generally represent revenues that are taxable after they are recognized in financial income or expenses or losses that are deductible before they are recognized in financial income. Components of accumulated other comprehensive income (loss) ("AOCI") are presented net of tax, and it is the Company's policy to use the aggregate portfolio approach to clear the disproportionate tax effects that remain in AOCI as a result of tax rate changes and certain other events. Under the aggregate portfolio approach, disproportionate tax effects are cleared only when the portfolio of investments that gave rise to the deferred tax item is sold or otherwise disposed of in its entirety.

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

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations expires. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 18, Income Taxes, for additional information regarding income taxes.
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

Policyholder Liabilities, Revenues, and Benefits Expense
Future Policy Benefits and Claims
Future policy benefit liabilities for the year indicated are as follows:

	Successor Company
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	Total Policy Liabilities and Accruals		Reinsurance Receivable
	(Dollars In Thousands)		(Dollars In Thousands)
Life and annuity benefit reserves	$29,972,938	$29,574,479	$3,898,079	$4,191,845
Unpaid life claim liabilities	595,188	517,257	362,827	323,630
Life and annuity future policy benefits	30,568,126	30,091,736	4,260,906	4,515,475
Other policy benefits reserves	157,101	170,519	92,330	103,746
Other policy benefits unpaid claim liabilities	232,365	248,830	185,826	200,655
Future policy benefits and claims and associated reinsurance receivable	$30,957,592	$30,511,085	$4,539,062	$4,819,876
Unearned premiums	875,405	848,495	536,636	503,970
Total policy liabilities and accruals and associated reinsurance receivable	$31,832,997	$31,359,580	$5,075,698	$5,323,846
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
Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2017 (Successor Company), range from approximately 2.75% to 4.50%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.
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

Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.5% to 11.3% in 2017.
The Company establishes liabilities for fixed indexed annuity ("FIA") products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") Topic 815 - Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 6, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.
The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB's ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 -Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.
The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB's ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these indexed universal life ("IUL") products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.
The Company's accounting policies with respect to variable universal life ("VUL") and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.
The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB, as of December 31, 2017 (Successor Company), are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2017 (Successor Company), the GMDB reserve was $34.0 million.
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
Accounting Pronouncements Recently Adopted
Accounting Standards Update ("ASU") 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This Update addresses an accounting issue in which previously recorded tax effects are stranded in accumulated other comprehensive income as a result of the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act ("Tax Reform Act"). The Update allows reclassification from accumulated other comprehensive income to retained earnings of such stranded tax effects. The amount of the reclassification is equal to the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The Update is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company elected to adopt the amendments in this Update on a retrospective basis, upon issuance, and recorded an entry as of December 31, 2017 to reclassify stranded tax effects from accumulated other comprehensive income to retained earnings in the amount of $25.8 million.

ASU No. 2017-04-Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update simplifies the goodwill impairment test by re-defining the concept of goodwill impairment as the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Update eliminates “Step 2” of the current goodwill impairment test, which requires entities to determine goodwill impairment by calculating the implied fair value of goodwill by remeasuring to fair value the assets and liabilities of a reporting unit as if that reporting unit had been acquired in a business combination. The Company elected to adopt the amendments in the Update in the first quarter of 2017, and applied the revised guidance to impairment tests conducted after January 1, 2017. Application of the revised guidance did not impact the Company’s financial position or results of operations. For more details regarding the Company’s goodwill assessment process, please refer to Note 11, Goodwill.

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
Accounting Pronouncements Not Yet Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The Company will adopt this Update using the modified retrospective approach via a cumulative effect adjustment to retained earnings as of January 1, 2018. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, will impact some of the Company's smaller lines of business, specifically revenues at the Company's affiliated broker dealers and insurance agency, and certain revenues associated with the Company's Asset Protection products. However, the cumulative effect adjustment related to the Company's adoption of the revised guidance is limited to the Company's Asset Protection segment. Specifically, the Company will revise its pattern of recognition of administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. In consideration of the amendments in ASU 2014-09, the Company will recognize these fees based on expected claim patterns. The cumulative effect adjustment as of January 1, 2018 will result in a decrease in retained earnings of $92.5 million. The pre-tax cumulative effect adjustment was consistent with the Company's previous estimates, as disclosed in its Form 10-Q for the period ended September 30, 2017. However, the reduction in the federal corporate income tax rate due to the enactment of the Tax Reform Act resulted in an increase in the net impact to retained earnings. The Company will also implement minor changes to its accounting and disclosures with respect to the lines of business referenced above to ensure compliance with the revised guidance.
    ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017 and will be applied on a modified retrospective basis. The Company recorded a cumulative-effect adjustment as of the date of adoption, January 1, 2018, transferring unrealized gains and losses on available-for-sale equity securities to retained earnings from accumulated other comprehensive income. The impact of this adjustment, net of income tax, resulted in a $10.7 million increase to retained earnings. The Company will make updates to its disclosures in the first quarter in order to comply with the new guidance.

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

ASU No. 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Specific transactions addressed in the new guidance include: Debt prepayment/extinguishment costs, contingent consideration payments, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investments. The Update does not introduce any new accounting or financial reporting requirements, and is effective for annual and interim periods beginning after December 15, 2017 using the retrospective method. There will be no financial impact on adoption while the Company expects a minor operational impact to cash flow statement reporting.

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Task Force). The amendments in this update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing diversity in practice related to the presentation of these amounts. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There will be no impact to the Company on adoption.

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

    ASU No. 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require entities to disaggregate the current-service-cost component from other components of net benefit cost and present it with other current compensation costs in the income statement. The other components of net benefit cost must be presented outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. As provided for in the ASU, the Company expects to apply the provisions of the statement retrospectively for components of net periodic pension costs and prospectively for capitalization of the service costs component of net periodic costs and net periodic postretirement benefits. The Update will not impact the Company’s financial position, results of operations, or current disclosures.

ASU No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update require that premiums on callable debt securities be amortized to the first call date. This is a change from current guidance, under which premiums are amortized to the maturity date of the security. The amendments are effective for annual and interim periods beginning after December 31, 2018, and early adoption is permitted. Transition will be through a modified retrospective approach in which the cumulative effect of application is recorded to retained earnings at the beginning of the annual period in which an entity adopts the revised guidance. The Company is currently reviewing its systems and processes to determine the financial and operational impact of implementing the Update, as well as to determine whether early adoption of the revised guidance is practicable.

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
USWC Holding Company Acquisition
On December 1, 2016, PLICO completed the acquisition of the Pompano Beach, Florida-based USWC Holding Company (“US Warranty”) pursuant to a Stock Purchase Agreement. US Warranty's primary operating subsidiary is United States Warranty Corp., which currently markets vehicle service contracts, GAP coverage, and a suite of ancillary automotive maintenance and protection products nationwide. This acquisition has provided the Company's Asset Protection segment and USWC with expanded market reach, enhanced product and operational capabilities, and higher collective growth potential.
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
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed

Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-ichi Life, this actuarial calculation of the expected timing of MONY's Closed Block earnings was recalculated and reset as February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.
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
Summarized financial information for the Closed Block as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company) and is as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders' account balances and other policyholder liabilities	$5,791,867	$5,896,355
Policyholder dividend obligation	160,712	31,932
Other liabilities	30,764	40,007
Total closed block liabilities	5,983,343	5,968,294
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,669,856	4,440,105
Mortgage loans on real estate	108,934	201,088
Policy loans	700,769	712,959
Cash and other invested assets	31,182	108,270
Other assets	122,637	135,794
Total closed block assets	5,633,378	5,598,216
Excess of reported closed block liabilities over closed block assets	349,965	370,078
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation: $(13,429) and $(197,450); and net of income tax: $2,820 and $69,107	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$349,965	$370,078
Reconciliation of the policyholder dividend obligation is as follows:

	Successor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$31,932	$—
Applicable to net revenue (losses)	(55,241)	(46,557)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	184,021	78,489
Policyholder dividend obligation, ending balance	$160,712	$31,932

Closed Block revenues and expenses were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Revenues
Premiums and other income	$180,097	$189,700	$185,562	$15,065
Net investment income	203,964	211,175	193,203	19,107
Net investment gains	910	1,524	3,333	568
Total revenues	384,971	402,399	382,098	34,740
Benefits and other deductions
Benefits and settlement expenses	335,200	353,488	336,629	31,152
Other operating expenses	1,940	2,804	1,001	—
Total benefits and other deductions	337,140	356,292	337,630	31,152
Net revenues before income taxes	47,831	46,107	44,468	3,588
Income tax expense	27,718	16,137	14,920	1,256
Net revenues	$20,113	$29,970	$29,548	$2,332
5. INVESTMENT OPERATIONS
Major categories of net investment income are summarized as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Fixed maturities	$1,631,565	$1,552,999	$1,267,900	$140,104
Equity securities	39,806	38,838	40,907	2,572
Mortgage loans	298,387	270,749	252,577	24,977
Investment real estate	2,481	2,153	2,528	112
Short-term investments	108,476	106,828	93,982	9,713
	2,080,715	1,971,567	1,657,894	177,478
Other investment expenses	29,127	29,111	24,946	2,298
Net investment income	$2,051,588	$1,942,456	$1,632,948	$175,180

Net realized investment gains (losses) for all other investments are summarized as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Fixed maturities	$12,941	$32,210	$1,282	$6,891
Equity securities	(2,330)	92	(1,001)	—
Impairments on securities	(11,742)	(17,748)	(26,993)	(481)
Modco trading portfolio	119,206	67,583	(167,359)	73,062
Other investments	(8,389)	(9,226)	192	1,200
Total realized gains (losses)—investments	$109,686	$72,911	$(193,879)	$80,672
Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities, equity securities, and short-term investments) are as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Gross realized gains	$18,868	$42,085	$8,745	$6,920
Gross realized losses:
Impairments losses	$(11,742)	$(17,748)	$(26,993)	$(481)
Other realized losses	$(8,257)	$(9,783)	$(8,463)	$12
The chart below summarizes the fair value (proceeds) and the gains/losses realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$879,181	$1,198,333	$950,874	$172,551
Gains realized	$18,868	$42,085	$8,745	$6,920

Securities in an unrealized loss position(1):
Fair value (proceeds)	$185,157	$85,835	$178,415	$435
Losses realized	$(8,257)	$(9,783)	$(8,463)	$(29)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.

The amortized cost and fair value of the Company's investments classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Successor Company
As of December 31, 2017
Fixed maturities:
Residential mortgage-backed securities	$2,330,832	$19,413	$(23,033)	$2,327,212	$10
Commercial mortgage-backed securities	1,914,998	5,010	(30,186)	1,889,822	—
Other asset-backed securities	1,234,376	20,936	(5,763)	1,249,549	—
U.S. government-related securities	1,255,244	185	(32,177)	1,223,252	—
Other government-related securities	282,767	9,463	(4,948)	287,282	—
States, municipals, and political subdivisions	1,770,299	16,959	(45,613)	1,741,645	(37)
Corporate securities	29,606,484	623,713	(528,187)	29,702,010	(1)
Redeemable preferred stock	94,362	232	(3,503)	91,091	—
	38,489,362	695,911	(673,410)	38,511,863	(28)
Equity securities	735,569	22,318	(8,771)	749,116	—
Short-term investments	558,949	—	—	558,949	—
	$39,783,880	$718,229	$(682,181)	$39,819,928	$(28)
As of December 31, 2016
Fixed maturities:
Residential mortgage-backed securities	$1,913,413	$10,737	$(25,667)	$1,898,483	$(9)
Commercial mortgage-backed securities	1,850,620	2,528	(41,678)	1,811,470	—
Other asset-backed securities	1,210,490	21,741	(20,698)	1,211,533	—
U.S. government-related securities	1,308,192	422	(40,455)	1,268,159	—
Other government-related securities	253,182	1,536	(14,797)	239,921	—
States, municipals, and political subdivisions	1,760,837	1,224	(105,558)	1,656,503	—
Corporate securities	28,801,768	153,715	(1,583,918)	27,371,565	(11,030)
Redeemable preferred stock	94,362	—	(8,519)	85,843	—
	37,192,864	191,903	(1,841,290)	35,543,477	(11,039)
Equity securities	761,340	7,751	(21,685)	747,406	—
Short-term investments	279,782	—	—	279,782	—
	$38,233,986	$199,654	$(1,862,975)	$36,570,665	$(11,039)

(1)	These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The fair value of the Company's investments classified as trading are as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Fixed maturities - trading:
Residential mortgage-backed securities	$259,694	$255,027
Commercial mortgage-backed securities	146,804	149,683
Other asset-backed securities	138,097	200,084
U.S. government-related securities	27,234	26,961
Other government-related securities	63,925	63,012
States, municipals, and political subdivisions	326,925	316,519
Corporate securities	1,698,183	1,624,589
Redeemable preferred stock	3,327	3,985
	2,664,189	2,639,860
Equity securities	5,244	7,083
Short-term investments	56,261	52,648
	$2,725,694	$2,699,591
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2017 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$723,923	$723,435	$—	$—
Due after one year through five years	6,657,059	6,639,380	—	—
Due after five years through ten years	7,475,095	7,481,482	—	—
Due after ten years	23,633,285	23,667,566	2,718,904	2,776,327
	$38,489,362	$38,511,863	$2,718,904	$2,776,327

The chart below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed maturities or equity securities.

	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
For The Year Ended December 31, 2017 (Successor Company)

Other-than-temporary impairments	$(1,332)	$(2,630)	$(3,962)
Non-credit impairment losses recorded in other comprehensive income	(7,780)	—	(7,780)
Net impairment losses recognized in earnings	$(9,112)	$(2,630)	$(11,742)

For The Year Ended December 31, 2016 (Successor Company)

Other-than-temporary impairments	$(32,075)	$—	$(32,075)
Non-credit impairment losses recorded in other comprehensive income	14,327	—	14,327
Net impairment losses recognized in earnings	$(17,748)	$—	$(17,748)

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Other-than-temporary impairments	$(28,659)	$—	$(28,659)
Non-credit impairment losses recorded in other comprehensive income	1,666	—	1,666
Net impairment losses recognized in earnings	$(26,993)	$—	$(26,993)

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Other-than-temporary impairments	$(636)	$—	$(636)
Non-credit impairment losses recorded in other comprehensive income	155	—	155
Net impairment losses recognized in earnings	$(481)	$—	$(481)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Beginning balance	$12,685	$22,761	$—	$15,478
Additions for newly impaired securities	734	14,876	22,761	—
Additions for previously impaired securities	3,175	2,063	—	221
Reductions for previously impaired securities due to a change in expected cash flows	(12,726)	(24,396)	—	—
Reductions for previously impaired securities that were sold in the current period	(600)	(2,619)	—	—
Other	—	—	—	—
Ending balance	$3,268	$12,685	$22,761	$15,699
The following table includes the gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$766,599	$(9,671)	$416,221	$(13,362)	$1,182,820	$(23,033)
Commercial mortgage-backed securities	757,471	(8,592)	796,456	(21,594)	1,553,927	(30,186)
Other asset-backed securities	86,506	(322)	134,316	(5,441)	220,822	(5,763)
U.S. government-related securities	94,110	(688)	1,072,232	(31,489)	1,166,342	(32,177)
Other government-related securities	24,830	(169)	115,294	(4,778)	140,124	(4,947)
States, municipalities, and political subdivisions	170,268	(1,738)	1,027,747	(43,874)	1,198,015	(45,612)
Corporate securities	5,054,316	(55,795)	10,962,689	(472,394)	16,017,005	(528,189)
Redeemable preferred stock	22,048	(1,120)	23,197	(2,383)	45,245	(3,503)
Equities	86,586	(1,401)	91,195	(7,370)	177,781	(8,771)
	$7,062,734	$(79,496)	$14,639,347	$(602,685)	$21,702,081	$(682,181)
RMBS and CMBS had gross unrealized losses greater than twelve months of $13.4 million and $21.6 million as of December 31, 2017 (Successor Company), respectively. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $5.4 million as of December 31, 2017 (Successor Company). This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $31.5 million and $4.8 million as of December 31, 2017 (Successor Company), respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions categories had gross unrealized losses greater than twelve months of $43.9 million as of December 31, 2017 (Successor Company). These declines were related to changes in interest rates.
The corporate securities category has gross unrealized losses greater than twelve months of $472.4 million as of December 31, 2017 (Successor Company). The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
As of December 31, 2017 (Successor Company), the Company had a total of 1,845 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
The following table includes the gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,060,569	$(21,550)	$170,826	$(4,117)	$1,231,395	$(25,667)
Commercial mortgage-backed securities	1,452,146	(37,665)	100,475	(4,013)	1,552,621	(41,678)
Other asset-backed securities	323,706	(9,291)	176,792	(11,407)	500,498	(20,698)
U.S. government-related securities	1,237,942	(40,454)	3	(1)	1,237,945	(40,455)
Other government-related securities	98,412	(2,907)	79,393	(11,890)	177,805	(14,797)
States, municipalities, and political subdivisions	1,062,368	(63,809)	548,254	(41,749)	1,610,622	(105,558)
Corporate securities	12,553,514	(469,189)	9,793,579	(1,114,729)	22,347,093	(1,583,918)
Redeemable preferred Stock	66,781	(6,642)	19,062	(1,877)	85,843	(8,519)
Equities	411,845	(15,273)	69,497	(6,412)	481,342	(21,685)
	$18,267,283	$(666,780)	$10,957,881	$(1,196,195)	$29,225,164	$(1,862,975)
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
The other government-related securities had gross unrealized losses greater than twelve months of $11.9 million as of December 31, 2016 (Successor Company). These declines were related to changes in interest rates.
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
As of December 31, 2017 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $1.9 billion and had an amortized cost of $1.9 billion. In addition, included in the Company's trading portfolio, the Company held $229.0 million of securities which were rated below investment grade. Approximately $311.8 million of the below investment grade securities held by the Company were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Fixed maturities	$1,086,727	$802,368	$(1,874,469)	$670,229
Equity securities	17,863	(13,463)	4,406	10,226
The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), are as follows:

Successor Company	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2017
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$704,904	$—	$(19,163)	$685,741	$—
Steel City LLC	2,014,000	76,586	—	2,090,586	—
	$2,718,904	$76,586	$(19,163)	$2,776,327	$—

Successor Company	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2016
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$654,177	$—	$(67,222)	$586,955	$—
Steel City LLC	2,116,000	30,385	—	2,146,385	—
	$2,770,177	$30,385	$(67,222)	$2,733,340	$—

During the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities.

The Company’s held-to-maturity securities had $76.6 million of gross unrecognized holding gains and $19.2 million of gross unrecognized holding losses by maturity as of December 31, 2017 (Successor Company). The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered VIE's. The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.

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
The Company held $17.5 million of non-income producing securities for the year ended December 31, 2017 (Successor Company).
Included in the Company's invested assets are $1.6 billion of policy loans as of December 31, 2017 (Successor Company). The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.

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
Based on this analysis, the Company had an interest in two subsidiaries as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), Red Mountain LLC ("Red Mountain") and Steel City LLC ("Steel City"), that were determined to be VIEs.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the "Red Mountain Note") to Golden Gate V. For details of this transaction, see Note 14, Debt and Other Obligations. The Company has the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of December 31, 2017 (Successor Company), no payments have been made or required related to this guarantee.
Steel City, a newly formed wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company, in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 14, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of December 31, 2017 (Successor Company), no payments have been made or required related to this guarantee.
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

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$2,327,212	$—	$2,327,212
Commercial mortgage-backed securities	—	1,889,822	—	1,889,822
Other asset-backed securities	—	745,184	504,365	1,249,549
U.S. government-related securities	958,775	264,477	—	1,223,252
State, municipalities, and political subdivisions	—	1,741,645	—	1,741,645
Other government-related securities	—	287,282	—	287,282
Corporate securities	—	29,075,109	626,901	29,702,010
Redeemable preferred stock	72,471	18,620	—	91,091
Total fixed maturity securities—available-for-sale	1,031,246	36,349,351	1,131,266	38,511,863
Fixed maturity securities—trading
Residential mortgage-backed securities	—	259,694	—	259,694
Commercial mortgage-backed securities	—	146,804	—	146,804
Other asset-backed securities	—	102,875	35,222	138,097
U.S. government-related securities	21,183	6,051	—	27,234
State, municipalities, and political subdivisions	—	326,925	—	326,925
Other government-related securities	—	63,925	—	63,925
Corporate securities	—	1,692,741	5,442	1,698,183
Redeemable preferred stock	3,327	—	—	3,327
Total fixed maturity securities—trading	24,510	2,599,015	40,664	2,664,189
Total fixed maturity securities	1,055,756	38,948,366	1,171,930	41,176,052
Equity securities	688,214	36	66,110	754,360
Other long-term investments(1)	51,102	417,969	136,004	605,075
Short-term investments	482,461	132,749	—	615,210
Total investments	2,277,533	39,499,120	1,374,044	43,150,697
Cash	252,310	—	—	252,310
Other assets	28,771	—	—	28,771
Assets related to separate accounts
Variable annuity	13,956,071	—	—	13,956,071
Variable universal life	1,035,202	—	—	1,035,202
Total assets measured at fair value on a recurring basis	$17,549,887	$39,499,120	$1,374,044	$58,423,051
Liabilities:
Annuity account balances(2)	$—	$—	$83,472	$83,472
Other liabilities(1)	5,755	240,927	760,890	1,007,572
Total liabilities measured at fair value on a recurring basis	$5,755	$240,927	$844,362	$1,091,044

(1)	Includes certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (Predecessor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$1,898,480	$3	$1,898,483
Commercial mortgage-backed securities	—	1,811,470	—	1,811,470
Other asset-backed securities	—	648,929	562,604	1,211,533
U.S. government-related securities	1,002,020	266,139	—	1,268,159
State, municipalities, and political subdivisions	—	1,656,503	—	1,656,503
Other government-related securities	—	239,921	—	239,921
Corporate securities	—	26,707,519	664,046	27,371,565
Redeemable preferred stock	66,781	19,062	—	85,843
Total fixed maturity securities—available-for-sale	1,068,801	33,248,023	1,226,653	35,543,477
Fixed maturity securities—trading
Residential mortgage-backed securities	—	255,027	—	255,027
Commercial mortgage-backed securities	—	149,683	—	149,683
Other asset-backed securities	—	115,521	84,563	200,084
U.S. government-related securities	22,424	4,537	—	26,961
State, municipalities, and political subdivisions	—	316,519	—	316,519
Other government-related securities	—	63,012	—	63,012
Corporate securities	—	1,619,097	5,492	1,624,589
Redeemable preferred stock	3,985	—	—	3,985
Total fixed maturity securities—trading	26,409	2,523,396	90,055	2,639,860
Total fixed maturity securities	1,095,210	35,771,419	1,316,708	38,183,337
Equity securities	685,443	36	69,010	754,489
Other long-term investments(1)	82,420	335,498	124,325	542,243
Short-term investments	328,829	3,602	—	332,431
Total investments	2,191,902	36,110,555	1,510,043	39,812,500
Cash	348,182	—	—	348,182
Other assets	23,830	—	—	23,830
Assets related to separate accounts
Variable annuity	13,244,252	—	—	13,244,252
Variable universal life	895,925	—	—	895,925
Total assets measured at fair value on a recurring basis	$16,704,091	$36,110,555	$1,510,043	$54,324,689
Liabilities:
Annuity account balances(2)	$—	$—	$87,616	$87,616
Other liabilities(1)	13,004	163,974	571,843	748,821
Total liabilities measured at fair value on a recurring basis	$13,004	$163,974	$659,459	$836,437

(1)	Includes certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 92.7% of the Company's available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2017 (Successor Company).
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). As of December 31, 2017 (Successor Company), the Company held $5.5 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of December 31, 2017 (Successor Company), the Company held $539.6 million of Level 3 ABS, which included $504.4 million of other asset-backed securities classified as available-for-sale and $35.2 million of other asset-backed securities classified as trading. These securities within the available-for-sale portfolio are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of December 31, 2017 (Successor Company), the Company classified approximately $33.5 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of December 31, 2017 (Successor Company), the Company classified approximately $632.3 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of December 31, 2017 (Successor Company), the Company held approximately $66.1 million of equity securities classified as Level 2 and Level 3. Of this total, $65.5 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2017 (Successor Company), 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The embedded derivatives are carried at fair value in other long-term investments and other liabilities on the Company's consolidated balance sheet. The changes in fair value are recorded in earnings as "Realized investment gains (losses)—Derivative financial instruments". Refer to Note 7, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.
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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as "trading securities"; therefore changes in their fair value are also reported in earnings. As of December 31, 2017 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $226.6 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of December 31, 2017 (Successor Company) is $83.5 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$504,228	Liquidation	Liquidation value	$90 - $97 ($94.91)
		Discounted cash flow	Liquidity premium	0.06% - 1.17% (0.75%)
			Paydown rate	11.31% - 11.97% (11.54%)
Corporate securities	617,770	Discounted cash flow	Spread over treasury	0.81% - 3.95% (1.06%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$111,760	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB table
			Lapse	1.0% - 30.0%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.11% - 0.79%
Embedded derivative—FIA	218,676	Actuarial cash flow model	Expenses	$146 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.11% - 0.79%
Embedded derivative—IUL	80,212	Actuarial cash flow model	Mortality	34% - 152% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.11% - 0.79%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2017 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $50.4 million of financial instruments being classified as Level 3 as of December 31, 2017 (Successor Company). Of the $50.4 million, $35.4 million are other asset-backed securities, $14.6 million are corporate securities, and $0.4 million are equity securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2017 (Successor Company), the Company held $65.7 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$553,308	Discounted cash flow	Liquidation value	$88 - $97.25 ($95.04)
Corporate securities	638,279	Discounted cash flow	Spread over treasury	0.31% - 4.50% (2.04%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$115,370	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB table
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.18% - 1.09%
Embedded derivative—FIA	147,368	Actuarial cash flow model	Expenses	$126 per policy
			Asset Earned Rate	4.08% - 4.66%
			Withdrawal rate	1% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	2.0% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.18% - 1.09%
Embedded derivative - IUL	46,051	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.18% - 1.09%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.

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
In certain cases the Company determined that book value materially approximates fair value. As of December 31, 2016 (Successor Company), the Company held $65.9 million of financial instruments where book value approximates fair value, which was predominantly FHLB stock.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2017 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$83	$—	$—	$11,862	$(3)	$—	$—	$(11,944)	$(1)	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	562,604	1,409	15,136	—	(10,931)	100	(59,175)	—	—	(6,643)	1,865	504,365	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	664,046	—	27,637	—	(13,089)	131,822	(169,002)	—	—	(10,353)	(4,160)	626,901	—
Total fixed maturity securities— available-for-sale	1,226,653	1,409	42,856	—	(24,020)	143,784	(228,180)	—	—	(28,940)	(2,296)	1,131,266	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	84,563	3,768	—	(1,157)	—	—	(52,835)	—	—	—	883	35,222	3,483
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	5,492	101	—	(58)	—	—	—	—	—	—	(93)	5,442	44
Total fixed maturity securities—trading	90,055	3,869	—	(1,215)	—	—	(52,835)	—	—	—	790	40,664	3,527
Total fixed maturity securities	1,316,708	5,278	42,856	(1,215)	(24,020)	143,784	(281,015)	—	—	(28,940)	(1,506)	1,171,930	3,527
Equity securities	69,010	2	52	(2,630)	(53)	—	(274)	—	—	3	—	66,110	3
Other long-term investments(1)	124,325	27,158	—	(15,479)	—	—	—	—	—	—	—	136,004	11,679
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,510,043	32,438	42,908	(19,324)	(24,073)	143,784	(281,289)	—	—	(28,937)	(1,506)	1,374,044	15,209
Total assets measured at fair value on a recurring basis	$1,510,043	$32,438	$42,908	$(19,324)	$(24,073)	$143,784	$(281,289)	$—	$—	$(28,937)	$(1,506)	$1,374,044	$15,209
Liabilities:
Annuity account balances(2)	$87,616	$—	$—	$(4,001)	$—	$—	$—	$623	$8,768	$—	$—	$83,472	$—
Other liabilities(1)	571,843	93,071	—	(282,118)	—	—	—	—	—	—	—	760,890	(189,047)
Total liabilities measured at fair value on a recurring basis	$659,459	$93,071	$—	$(286,119)	$—	$—	$—	$623	$8,768	$—	$—	$844,362	$(189,047)

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2017 (Successor Company), there was an immaterial amount of transfers of securities into Level 3.
For the year ended December 31, 2017 (Successor Company), $28.9 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2017 (Successor Company).
For the year ended December 31, 2017 (Successor Company), there were no transfers from Level 2 to Level 1.
For the year ended December 31, 2017 (Successor Company), there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

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
For the year ended December 31, 2016 (Successor Company), there were $12.2 million transfers from Level 2 to Level 1.
For the year ended December 31, 2016 (Successor Company), there were $0.1 million transfers from Level 1 into Level 2. In addition, there were transfers of $169.4 million in other long-term investments and $120.0 million in other liabilities from Level 1 to Level 2.

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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company's financial instruments as of the periods shown below are as follows:

		Successor Company
		As of December 31,
		2017		2016
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$6,817,723	$6,740,177	$6,132,125	$5,930,992
Policy loans	3	1,615,615	1,615,615	1,650,240	1,650,240
Fixed maturities, held-to-maturity(1)	3	2,718,904	2,776,327	2,770,177	2,733,340
Liabilities:
Stable value product account balances	3	$4,698,371	$4,698,868	$3,501,636	$3,488,877
Future policy benefits and claims(2)	3	220,498	220,498	221,634	221,658
Other policyholders' funds(3)	3	133,508	134,253	135,367	136,127
Debt:(4)
Bank borrowings	3	$—	$—	$170,000	$170,000
Senior Notes	2	943,370	933,926	993,285	937,074
Subordinated debt securities	2	495,289	501,215	441,202	443,355
Non-recourse funding obligations(5)	3	2,747,477	2,804,983	2,796,474	2,765,558
Except as noted below, fair values were estimated using quoted market prices.

(1)	Securities purchased from unconsolidated subsidiaries, Red Mountain LLC and Steel City LLC.

(2)	Single premium immediate annuity without life contingencies.

(3)	Supplementary contracts without life contingencies.

(4)	Excludes capital lease obligations of $1.7 million.

(5)
As of December 31, 2017 (Successor Company), carrying amount of $2.7 billion and a fair value of $2.8 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2016 (Successor Company), $2.7 billion in carrying amount and fair value related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
7. DERIVATIVE FINANCIAL INSTRUMENTS
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

The following table sets forth realized investment gains and losses for the periods shown:
Realized investment gains (losses)—derivative financial instruments

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$26,015	$(3,450)	$(14,818)	$1,413
Equity futures - VA	(91,776)	(106,431)	(5,033)	9,221
Currency futures - VA	(23,176)	33,836	7,169	7,778
Equity options - VA	(94,791)	(60,962)	(27,733)	3,047
Interest rate swaptions - VA	(2,490)	(1,161)	(13,354)	9,268
Interest rate swaps - VA	27,981	20,420	(85,942)	122,710
Total return swaps - VA	(32,240)	—	—	—
Embedded derivative - GLWB	3,614	68,056	4,412	(207,018)
Total derivatives related to VA contracts	(186,863)	(49,692)	(135,299)	(53,581)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(55,878)	(16,494)	(738)	1,769
Equity futures - FIA	642	4,248	(355)	(184)
Volatility futures - FIA	—	—	5	—
Equity options - FIA	44,585	8,149	1,211	(2,617)
Total derivatives related to FIA contracts	(10,651)	(4,097)	123	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(14,117)	9,529	(614)	(486)
Equity futures - IUL	(818)	129	144	3
Equity options - IUL	9,580	3,477	(540)	(115)
Total derivatives related to IUL contracts	(5,355)	13,135	(1,010)	(598)
Embedded derivative - Modco reinsurance treaties	(103,009)	390	166,092	(68,026)
Other derivatives	50	(24)	91	(37)
Total realized gains (losses)—derivatives	$(305,828)	$(40,288)	$29,997	$(123,274)

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:
Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017
Foreign currency swaps	$(867)	$(694)	$—
Total	$(867)	$(694)	$—

Successor Company
For The Year Ended December 31, 2016
Foreign currency swaps	$1,058	$(60)	$—
Total	$1,058	$(60)	$—

February 1, 2015 to December 31, 2015
Inflation	$(131)	$(131)	$73
Total	$(131)	$(131)	$73

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)
Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.6 million out of accumulated other comprehensive income into earnings during the next twelve months.

The tables below present information about the nature and accounting treatment of the Company's primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	Successor Company
	As of December 31,
	2017		2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$117,178	$6,016	$117,178	$132
Derivatives not designated as hedging instruments:
Interest rate swaps	1,265,000	55,411	1,135,000	71,644
Total return swaps	190,938	135	—	—
Embedded derivative - Modco reinsurance treaties	64,472	1,009	64,123	2,573
Embedded derivative - GLWB	4,897,069	134,995	4,601,633	121,752
Interest rate futures	1,071,870	3,178	102,587	894
Equity futures	62,266	154	654,113	5,805
Currency futures	1,117	2	340,058	7,883
Equity options	4,436,467	403,961	3,944,444	328,908
Interest rate swaptions	225,000	14	225,000	2,503
Other	157	200	212	149
	$12,331,534	$605,075	$11,184,348	$542,243
Other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$597,500	$2,960	$575,000	$10,208
Total return swaps	243,388	318	—	—
Embedded derivative - Modco reinsurance treaties	2,390,539	215,247	2,450,692	141,301
Embedded derivative - GLWB	4,718,311	246,755	5,962,044	237,122
Embedded derivative - FIA	1,951,650	218,676	1,496,346	147,368
Embedded derivative - IUL	168,349	80,212	103,838	46,051
Interest rate futures	230,404	917	993,842	6,611
Equity futures	318,795	2,593	102,667	2,907
Currency futures	255,248	2,087	—	—
Equity options	3,112,812	237,807	2,590,160	157,253
	$13,986,996	$1,007,572	$14,274,589	$748,821
8. OFFSETTING OF ASSETS AND LIABILITIES
Certain of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company's repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 14, Debt and Other Obligations for details of the Company's repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2017 (Successor Company):

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$468,871	$—	$468,871	$242,105	$108,830	$117,936
Total derivatives, subject to a master netting arrangement or similar arrangement	468,871	—	468,871	242,105	108,830	117,936
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,009	—	1,009	—	—	1,009
Embedded derivative - GLWB	134,995	—	134,995	—	—	134,995
Other	200	—	200	—	—	200
Total derivatives, not subject to a master netting arrangement or similar arrangement	136,204	—	136,204	—	—	136,204
Total derivatives	605,075	—	605,075	242,105	108,830	254,140
Total Assets	$605,075	$—	$605,075	$242,105	$108,830	$254,140

			Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$246,682	$—	$246,682	$242,105	$4,577	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	246,682	—	246,682	242,105	4,577	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	215,247	—	215,247	—	—	215,247
Embedded derivative - GLWB	246,755	—	246,755	—	—	246,755
Embedded derivative - FIA	218,676	—	218,676	—	—	218,676
Embedded derivative - IUL	80,212	—	80,212	—	—	80,212
Total derivatives, not subject to a master netting arrangement or similar arrangement	760,890	—	760,890	—	—	760,890
Total derivatives	1,007,572	—	1,007,572	242,105	4,577	760,890
Repurchase agreements(1)	885,000	—	885,000	—	—	885,000
Total Liabilities	$1,892,572	$—	$1,892,572	$242,105	$4,577	$1,645,890

(1)	Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2016 (Successor Company):

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$417,769	$—	$417,769	$171,384	$100,890	$145,495
Total derivatives, subject to a master netting arrangement or similar arrangement	417,769	—	417,769	171,384	100,890	145,495
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,573	—	2,573	—	—	2,573
Embedded derivative - GLWB	121,752	—	121,752	—	—	121,752
Other	149	—	149	—	—	149
Total derivatives, not subject to a master netting arrangement or similar arrangement	124,474	—	124,474	—	—	124,474
Total derivatives	542,243	—	542,243	171,384	100,890	269,969
Total Assets	$542,243	$—	$542,243	$171,384	$100,890	$269,969

			Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$176,979	$—	$176,979	$171,384	$5,595	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	176,979	—	176,979	171,384	5,595	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	141,301	—	141,301	—	—	141,301
Embedded derivative - GLWB	237,122	—	237,122	—	—	237,122
Embedded derivative - FIA	147,368	—	147,368	—	—	147,368
Embedded derivative - IUL	46,051	—	46,051	—	—	46,051
Total derivatives, not subject to a master netting arrangement or similar arrangement	571,842	—	571,842	—	—	571,842
Total derivatives	748,821	—	748,821	171,384	5,595	571,842
Repurchase agreements(1)	797,721	—	797,721	—	—	797,721
Total Liabilities	$1,546,542	$—	$1,546,542	$171,384	$5,595	$1,369,563

(1)	Borrowings under repurchase agreements are for a term less than 90 days.
9. MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2017 (Successor Company), the Company's mortgage loan holdings were approximately $6.8 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
The following table includes a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2017 (Successor Company):

Type	Percentage of Mortgage Loans on Real Estate
Retail	52.1%
Office Buildings	10.9
Apartments	8.8
Warehouses	10.4
Senior housing	13.7
Other	4.1
100.0%
The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's exposure represents more than 1.5% of mortgage loans. Approximately 64.4% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Alabama	9.6%
Florida	9.4
Texas	8.4
Georgia	7.9
Ohio	5.5
Tennessee	5.3
California	5.2
South Carolina	3.3
North Carolina	4.9
Utah	4.9
64.4%
During the year ended December 31, 2017 (Successor Company), the Company funded approximately $1.6 billion of new loans, with an average loan size of $8.8 million. The average size mortgage loan in the portfolio as of December 31, 2017 (Successor Company), was $4.0 million and the weighted-average interest rate was 4.8%. The largest single mortgage loan at December 31, 2017 (Successor Company) was $61.1 million.
Certain of the mortgage loans have call options that occur within the next 11 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $161.2 million would become due in 2018, $858.6 million in 2019 through 2023, $105.8 million in 2024 through 2028, and $2.0 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), approximately $669.3 million and $595.2 million, respectively, of the Company's mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015, (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recognized $37.2 million, $16.7 million, $29.8 million , and $0.1 million of participating mortgage loan income, respectively.
As of December 31, 2017 (Successor Company), approximately $6.5 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2017 (Successor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2017 (Successor Company), the Company recognized two troubled debt restructuring transactions as a result of the Company granting a concession to a borrower which included loans terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2017 (Successor Company).
As of December 31, 2016 (Successor Company), approximately $1.5 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2016 (Successor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2016 (Successor Company), the Company recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loans terms unavailable from other lenders and reduced the expected cash flows on the loan. This concession was the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2016 (Successor Company).
As of December 31, 2015 (Successor Company), approximately $4.7 million of invested assets consisted of non performing, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in the Company's investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company accepted or agreed to accept assets of $15.8 million in satisfaction of $21.1 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. Of the amounts accepted or agreed to accept in satisfaction of principal during the period of February 1, 2015 to December 31, 2015 (Successor Company), $3.7 million related to foreclosures. These transactions resulted in no material realized losses in the Company's investment in mortgage loans net of existing discounts for mortgage loan losses for the period of February 1, 2015 to December 31, 2015 (Successor Company).
The Company's mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2017 (Successor Company), $6.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate. None of the restructured loans were nonperforming during the year ended December 31, 2017 (Successor Company). The Company foreclosed on $6.1 million nonperforming loans during the year ended December 31, 2017 (Successor Company).
As of December 31, 2017 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the year ended December 31, 2017 (Successor Company).
As of December 31, 2017 (Successor Company), there were no allowances for mortgage loan credit losses and as of December 31, 2016 (Successor Company), there was a $0.7 million allowance for mortgage loan credit losses. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	Successor Company
	As of December 31, 2017	As of December 31, 2016
	(Dollars In Thousands)
Beginning balance	$724	$—
Charge offs	(6,708)	(4,682)
Recoveries	(731)	—
Provision	6,715	5,406
Ending balance	$—	$724
It is the Company's policy to cease accruing interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart:

	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Successor Company
As of December 31, 2017
Commercial mortgage loans	$1,817	$—	$—	$1,817
Number of delinquent commercial mortgage loans	2	—	—	2
As of December 31, 2016
Commercial mortgage loans	$3,669	$—	$—	$3,669
Number of delinquent commercial mortgage loans	4	—	—	4

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
As of December 31, 2017
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	—	—	—	—	—	—
As of December 31, 2016
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	1,819	1,819	724	1,819	96	96
As of December 31, 2016 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring. Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2017 (Successor Company) were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
Successor Company
As of December 31, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$418	$418

10. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
The balances and changes in DAC are as follows:

	Successor Company
	As of December 31, 2017	As of December 31, 2016
	(Dollars In Thousands)
Balance, beginning of period	$572,328	$288,611
Capitalization of commissions, sales, and issue expenses	333,250	327,938
Amortization	(52,559)	(48,286)
Change due to unrealized investment gains and losses	(15,234)	4,065
Balance, end of period	$837,785	$572,328
Value of Business Acquired
The balances and changes in VOBA are as follows:

	Successor Company
	As of December 31, 2017	As of December 31, 2016
	(Dollars In Thousands)
Balance, beginning of period	$1,447,501	$1,270,197
Acquisitions	—	285,092
Amortization	(25,662)	(100,778)
Change due to unrealized investment gains and losses	(60,047)	(7,010)
Balance, end of period	$1,361,792	$1,447,501
Based on the balance recorded as of December 31, 2017 (Successor Company), the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2018	$122,802
2019	118,196
2020	103,120
2021	90,544
2022	83,333
11. GOODWILL
During the fourth quarter of 2017, the Company performed its annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2017 (Successor Company) and determined that there was no indication that its segment goodwill was more likely than not impaired, thus no quantitative assessment was performed and no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2017 that would impact the Company's conclusion and no such events were identified. As part of the Company's ongoing assessment of goodwill recoverability, the impact of The Tax Reform Act and the impact that the lower corporate tax rate would have on the carrying value of the reporting units and their associated fair values was assessed in response to potential considerations as outlined under ASC 350-20-35-3C.  After consideration of applicable factors and circumstances noted as part of a qualitative assessment, the Company determined that it was more likely than not that the increase in the fair value of the reporting unit would exceed the increase in the carrying value of the reporting units and thus did not consider this to be a triggering event that would require a quantitative assessment of impairment.

As of December 31, 2016 (Successor Company), the Company increased its goodwill balance by approximately $61.0 million in the Asset Protection segment, which was attributed to the US Warranty acquisition. Refer to Note 3, Significant Transactions. The balance of goodwill for the Company as of December 31, 2017 (Successor Company) was $793.5 million.
12. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GLWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company's balance sheet. The VA separate account balances subject to GLWB were $9.7 billion as of December 31, 2017 (Successor Company). For more information regarding the valuation of and income impact of GLWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 6, Fair Value of Financial Instruments, and Note 7, Derivative Financial Instruments.
The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 7.01%, age-based mortality from the Ruark 2015 ALB table adjusted for company and industry experience, lapse rates determined by a dynamic formula, and an average discount rate of 4.9%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.
The VA separate account balances subject to GMDB were $13.1 billion as of December 31, 2017 (Successor Company). The total GMDB amount payable based on VA account balances as of December 31, 2017 (Successor Company), was $90.5 million (including $72.8 million in the Annuities segment and $17.7 million in the Acquisitions segment) with a GMDB reserve of $30.9 million and $3.1 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2017 (Successor Company) for the Company was 73 years.
These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) ("CALIC"), under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $8.4 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2017, was 67 years.
Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Beginning balance	$34,796	$36,427	$29,010	$26,251
Incurred guarantee benefits	849	678	10,175	3,073
Less: Paid guarantee benefits	1,615	2,309	2,758	449
Ending balance	$34,030	$34,796	$36,427	$28,875
Account balances of variable annuities with guarantees invested in VA separate accounts are as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Equity mutual funds	$8,798,847	$8,071,204
Fixed income mutual funds	5,005,663	5,085,864
Total	$13,804,510	$13,157,068
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

Activity in the Company's deferred sales inducement asset was as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Deferred asset, beginning of period	$22,497	$11,756	$—	$155,150
Amounts deferred	14,246	16,212	14,557	82
Amortization	(5,787)	(5,471)	(2,801)	(1,139)
Deferred asset, end of period	$30,956	$22,497	$11,756	$154,093
13. REINSURANCE
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
Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2017 (Successor Company), the Company had reinsured approximately 38% of the face value of its life insurance in-force. The Company has reinsured approximately 16% of the face value of its life insurance in-force with the following three reinsurers:

•	Security Life of Denver Insurance Co. (currently administered by Hannover Re)

•	Swiss Re Life & Health America Inc.

•	The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
The Company has not experienced any credit losses for the years ended December 31, 2017 (Successor Company), December 31, 2016 (Successor Company), or December 31, 2015 (Successor Company) related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008 it was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
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
The following table presents the net life insurance in-force:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Millions)
Direct life insurance in-force	$751,512	$739,249
Amounts assumed from other companies	110,205	116,265
Amounts ceded to other companies	(328,377)	(348,995)
Net life insurance in-force	$533,340	$506,519
Percentage of amount assumed to net	21%	23%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Thousands)
Successor Company
For The Year Ended
December 31, 2017:
Premiums and policy fees:
Life insurance	$2,655,846	$(1,151,175)	$435,113	$1,939,784	(1)
Accident/health insurance	51,991	(33,051)	14,945	33,885
Property and liability insurance	309,848	(176,509)	9,676	143,015
Total	$3,017,685	$(1,360,735)	$459,734	$2,116,684
December 31, 2016:
Premiums and policy fees:
Life insurance	$2,610,682	$(1,126,915)	$454,999	$1,938,766	(1)
Accident/health insurance	58,076	(36,935)	17,439	38,580
Property and liability insurance	261,009	(150,866)	5,726	115,869
Total	$2,929,767	$(1,314,716)	$478,164	$2,093,215

February 1, 2015 to December 31, 2015
Premiums and policy fees:
Life insurance	$2,360,643	$(983,143)	$308,280	$1,685,780	(1)
Accident/health insurance	70,243	(36,871)	18,252	51,624
Property and liability insurance	243,728	(134,964)	6,904	115,668
Total	$2,674,614	$(1,154,978)	$333,436	$1,853,072

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015:
Premiums and policy fees:
Life insurance	$204,185	$(74,539)	$28,601	$158,247	(1)
Accident/health insurance	6,846	(4,621)	1,809	4,034
Property and liability insurance	19,759	(10,796)	666	9,629
Total	$230,790	$(89,956)	$31,076	$171,910

(1)
Includes annuity policy fees of $173.5 million, $160.4 million, $152.8 million, and $13.9 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), policy and claim reserves relating to insurance ceded of $5.1 billion and $5.3 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2017 (Successor Company) and December 31, 2016 (Predecessor Company), the Company had paid $96.6 million and $87.9 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2017 (Successor Company) and December 31, 2016 (Predecessor Company), the Company had receivables of $65.1 million and $64.5 million, respectively, related to insurance assumed.

The Company's third party reinsurance receivables amounted to $5.1 billion and $5.3 billion as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	Successor Company
	As of December 31,
	2017		2016
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$740.8	A	$762.2	A
Swiss Re Life & Health America, Inc.	614.8	A+	682.6	A+
Lincoln National Life Insurance Co.	489.1	A+	530.9	A+
Transamerica Life Insurance Co.	335.6	A+	367.8	A+
SCOR Global Life(1)	331.8	A+	354.8	A
RGA Reinsurance Company	278.3	A+	269.0	A+
American United Life Insurance Company	266.7	A+	285.6	A+
Scottish Re (U.S.) Inc.	249.5	NR	232.8	NR
Centre Reinsurance (Bermuda) Ltd	212.2	NR	243.6	NR
Employers Reassurance Corporation	193.9	A-	201.7	A-

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

14. DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt Securities

Debt and subordinated debt securities are summarized as follows:

	Successor Company
	As of December 31,
	2017		2016
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Credit Facility	$—	$—	$170,000	$170,000
Capital lease obligation	1,682	1,682	—	—
6.40% Senior Notes (2007), due 2018	150,000	150,518	150,000	156,663
7.375% Senior Notes (2009), due 2019	400,000	435,806	400,000	454,688
8.45% Senior Notes (2009), due 2039	232,928	357,046	246,926	381,934
	$784,610	$945,052	$966,926	$1,163,285
Subordinated debt securities (year of issue):
6.25% Subordinated Debentures (2012), due 2042, callable 2017	$—	$—	$287,500	$290,002
6.00% Subordinated Debentures (2012), due 2042, callable 2017	—	—	150,000	151,200
5.35% Subordinated Debentures (2017), due 2052	500,000	495,289	—	—
	$500,000	$495,289	$437,500	$441,202
The Company's future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $150.5 million in 2018, $435.8 million in 2019, and $357.0 million thereafter.
During the year ended December 31, 2017 (Successor Company), the Company repurchased and subsequently extinguished $21.6 million (par value - $14.0 million) of the Company's 8.45% Senior Notes due 2039. These repurchases resulted in a $2.0 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated statements of income.
During 2017, the Company issued $500.0 million of its Subordinated Debentures due 2052. These Subordinated Debentures are carried on the Company's balance sheet net of the associated deferred issuance expenses of $4.8 million. The Company used the net proceeds from the offering to call and redeem, at par, the entire $150.0 million of 6.00% Subordinated Debentures due 2042 and $287.5 million of 6.25% Subordinated Debentures due 2042.
During the year ended December 31, 2016 (Successor Company), the Company repurchased and subsequently extinguished $82.7 million (par value - $53.1 million) of the Company's 8.45% Senior Notes due 2039. These repurchases resulted in a $9.8 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated statements of income.
The Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion under a Credit Facility. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company's Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2017 (Successor Company). The Company did not have an outstanding balance on the Credit Facility as of December 31, 2017 (Successor Company).

The following is a summary of the Company's estimated debt covenant calculations as of December 31, 2017 (Successor Company):

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to $0	greater than $1 billion
Debt to total capital ratio	less than 40%	less than 22%
On August 10, 2017, the Company called for redemption $287.5 million of its 6.25% Subordinated Debentures due in 2042 and $150.0 million of its 6.00% Subordinated Debentures due in 2042.
Non-Recourse Funding Obligations
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and WCL, a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of December 31, 2017 (Successor Company), the aggregate principal balance of the Steel City Notes was $2.014 billion. In connection with this transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by the Company if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate had a $2.014 billion outstanding non-recourse funding obligation as of December 31, 2017 (Successor Company). This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.
Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and a wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2017 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2017 (Successor Company), securities related to $58.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $516.4 million of the non-recourse funding obligations were held by the Company and its affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II's investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2017 (Successor Company), no payments have been made under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $2.8 million have been collateralized by the Company. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2017 (Successor Company), the Company and its affiliates did not repurchase any of its outstanding non-recourse funding obligations. During the year ended December 31, 2016 the Company and its affiliates repurchased $86.3 million of its outstanding non-recourse funding obligations, at a discount.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company ("Golden Gate V"), a Vermont special purpose financial insurance company, and Red Mountain, LLC ("Red Mountain"), both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company ("WCL"). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is "non-recourse" to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2017 (Successor Company), the principal balance of the Red Mountain note was $620 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $121.8 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V's annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $620 million outstanding non-recourse funding obligation as of December 31, 2017 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.
Non-recourse funding obligations outstanding as of December 31, 2017 (Successor Company), on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,014,000	$2,014,000	2039	4.75%
Golden Gate II Captive Insurance Company	58,600	49,787	2052	3.88%
Golden Gate V Vermont Captive Insurance Company(2)(3)	620,000	681,285	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,405	2024	6.19%
Total	$2,693,691	$2,747,477

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of the Company. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of PLICO.
(3) Fixed rate obligations
Non-recourse funding obligations outstanding as of December 31, 2016 (Successor Company), on a consolidated basis, are shown in the following table:

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

Letters of Credit
Golden Gate III Vermont Captive Insurance Company
On April 23, 2010, Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, entered into a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the Reimbursement Agreement, UBS issued a letter of credit (the "LOC") to a trust for the benefit of WCL. The Reimbursement Agreement has undergone three separate amendments and restatements. The Reimbursement Agreement's current effective date is June 25, 2014. The LOC balance reached its scheduled peak of $935 million in 2015. As of December 31, 2017 (Successor Company), the LOC balance was $885 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $70.0 million and will be paid in two installments with the last payment occurring in 2021. These contributions may be subject to potential offset against dividend payments as permitted under the terms of the Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Reimbursement Agreement. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. Pursuant to the terms of the Reimbursement Agreement, the LOC reached its scheduled peak amount of $790 million in 2016. As of December 31, 2017 (Successor Company), the LOC balance was $785 million. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2017 (Successor Company), the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in the Company's consolidated balance sheets (at an average borrowing rate of 142 basis points). During the year ended December 31, 2017 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points, respectively) during the year ended December 31, 2017 (Successor Company). During the year ended December 31, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016 (Successor Company).
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of December 31, 2017 (Successor Company), securities with a market value of $125.3 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-

term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2017 (Successor Company), the fair value of the collateral related to this program was $132.7 million and the Company has an obligation to return $132.7 million of collateral to the securities borrowers.
The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company):
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2017 (Successor Company)
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$307,633	$—	$—	$—	$307,633
Mortgage loans	698,974	—	—	—	698,974
Total repurchase agreements and repurchase-to-maturity transactions	1,006,607	—	—	—	1,006,607
Securities lending transactions
Corporate securities	118,817	—	—	—	118,817
Equity securities	5,699	—	—	—	5,699
Redeemable preferred stock	755	—	—	—	755
Total securities lending transactions	125,271	—	—	—	125,271
Total securities	$1,131,878	$—	$—	$—	$1,131,878
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2016 (Successor Company)
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$357,705	$23,758	$—	$—	$381,463
Mortgage loans	480,269	—	—	—	480,269
Total securities	$837,974	$23,758	$—	$—	$861,732
Interest Expense
Interest expense is summarized as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Millions)			(Dollars In Millions)
Debt and subordinated debt securities	$61.3	$62.1	$58.6	$8.9
Non-recourse funding obligations, other obligations, and repurchase agreements	171.9	163.7	54.1	4.9
Total interest expense	$233.2	$225.8	$112.7	$13.8

15. COMMITMENTS AND CONTINGENCIES
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
The Company leases administrative and marketing office space in approximately 16 cities (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $7.8 million, $6.7 million, $6.3 million, and $0.6 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. The aggregate annualized rent was approximately $7.8 million for the year ended December 31, 2017 (Successor Company). The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2018	$4,562
2019	4,320
2020	4,044
2021	3,778
2022	3,520
Thereafter	8,945
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

Year	Amount
(Dollars In Thousands)
2018	$77,219
The following is a summary of the Company's estimated synthetic lease covenant calculations as of December 31, 2017 (Successor Company):

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to $0	greater than $4 billion
Debt to total capital ratio	less than 40%	less than 19%
Total adjusted capital ratio	greater than or equal to $0	greater than $3 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	greater than 9.0 to 1
As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company had outstanding mortgage loan commitments of $572.3 million at an average rate of 4.14% and $855.3 million at an average rate of 4.17%, respectively.
Under the insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.

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
Certain of the Company’s insurance subsidiaries, as well as certain other insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, the early stages of the audits being conducted, and uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with certain co-insured policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits reasonably estimable.
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

16. EMPLOYEE BENEFIT PLANS
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
Qualified Pension Plan and Nonqualified Excess Pension Plan
The Company sponsors a the Qualified Pension Plan covering substantially all of its employees. Benefits are based on years of service and the employee's compensation.
Effective January 1, 2008, the Company made the following changes to its Qualified Pension Plan. These changes have been reflected in the computations within this note.

•	Employees hired after December 31, 2007 and any former employee hired after that date, will receive a cash balance benefit.

•
Employees active on December 31, 2007, with age plus years of vesting service less than 55 years  will receive a final pay-based pension benefit for service through December 31, 2007, plus a cash balance benefit for service after December 31, 2007.

•
Employees active on December 31, 2007, with age plus years of vesting service equaling or exceeding 55 years, will receive a final pay-based pension benefit for service both before and after December 31, 2007, with a modest reduction in the formula for benefits earned after December 31, 2007.

•	All participants terminating employment on or after December of 2007 may elect to receive a lump sum benefit.
In 2016, the Company amended its Qualified Pension Plan to offer a limited-time opportunity of benefit payouts to eligible, terminated-vested participants (“lump sum window”). The lump sum window provided eligible, terminated-vested participants with an option to elect to receive a lump sum settlement of his or her pension benefit in December 2016 or to elect receipt of monthly pension benefits commencing in December 2016. This event triggered settlement accounting for the Company and resulted in the recognition of $0.9 million of settlement income for the twelve months ended December 31, 2016.
The Company also sponsors the Nonqualified Excess Pension Plan, which is an unfunded nonqualified plan that provides defined pension benefits in excess of limits imposed on the Qualified Pension Plan by federal tax law.
In 2016, the Board of Directors of Protective Life Corporation approved the conversion of the accrued benefit payable under the Nonqualified Excess Pension Plan as of March 31, 2016 to John D. Johns, the Company's Chairman and Chief Executive Officer at the time, into a lump sum amount. The lump sum amount is allocated to a book entry that will be treated as though it were a pay deferral account under the Company’s deferred compensation plan for officers. Mr. Johns will continue to accrue benefits as though he were accruing benefits under the Nonqualified Excess Pension Plan with respect to this continued service as an employee of the Company after March 31, 2016. The conversion event required the Company to re-measure the Nonqualified Excess Pension Plan as of May 31, 2016 and resulted in the recognition of $2.1 million in settlement expense during the twelve months ended December 31, 2016.

The following table presents the benefit obligation, fair value of plan assets, funded status, and amounts not yet recognized as components of net periodic pension costs for the Company's defined benefit pension plan and unfunded excess benefit plan as of December 31, 2017 and 2016 (Successor Company):

	Successor Company
	December 31, 2017		December 31, 2016
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Benefit Plan
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$278,084	$50,149	$247,595	$45,594
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$265,848	$47,802	$268,221	$56,985
Service cost	12,011	1,350	12,791	1,413
Interest cost	9,846	1,480	9,751	1,353
Amendments	—	—	—	—
Actuarial (gain)/loss	26,539	7,861	5,988	4,124
Benefits paid	(13,821)	(3,903)	(30,903)	(16,073)
Projected benefit obligation at end of year	300,423	54,590	265,848	47,802
Change in plan assets:
Fair value of plan assets at beginning of year	201,843	—	196,042	—
Actual return on plan assets	29,404	—	15,815	—
Employer contributions(1)	43,500	3,903	20,889	16,073
Benefits paid(2)	(13,821)	(3,903)	(30,903)	(16,073)
Fair value of plan assets at end of year	260,926	—	201,843	—
After reflecting FASB guidance:
Funded status	(39,497)	(54,590)	(64,005)	(47,802)
Amounts recognized in the balance sheet:
Other liabilities	(39,497)	(54,590)	(64,005)	(47,802)
Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain)/loss	2,850	13,521	(7,855)	6,294
Prior service cost/(credit)	—	—	—	—
Total amounts recognized in AOCI	$2,850	$13,521	$(7,855)	$6,294

(1)	Employer contributions disclosed are based on the Company's fiscal filing year

(2)	Includes amount related to Mr. Johns' conversion of his benefit under the Nonqualified Excess Pension Plan to a Retirement Pay Deferral Account as discussed above in Nonqualified Excess Pension Plan.
Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Successor Company
	Qualified Pension Plan		Nonqualified Excess Pension Plan
	2017	2016	2017	2016
Discount rate	3.55%	4.04%	3.26%	3.60%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above

Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), and for the period of February 1, 2015 to December 31, 2015 (Successor Company) are as follows:

	Successor Company
	For The Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	Qualified Pension Plan			Nonqualified Excess Pension Plan
Discount rate	4.04%	4.29%	3.95%	3.60%	3.63%	3.65%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
Expected long-term return on plan assets	7.00%	7.25%	7.50%	N/A	N/A	N/A
The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.
To determine an appropriate long-term rate of return assumption, the Company obtained a 25 year annualized return for each of the represented asset classes. In addition, the Company received evaluations of market performance based on the Company's asset allocation as provided by external consultants. A combination of these statistical analytics provided results that the Company utilized to determine an appropriate long-term rate of return assumption.
Components of the net periodic benefit cost for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016, for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) are as follows:

	Successor Company						Predecessor Company
	For The Year Ended December 31,				February 1, 2015 to December 31, 2015		January 1, 2015 to January 31, 2015
	2017	2017	2016	2016
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)						(Dollars In Thousands)
Service cost—benefits earned during the period	$12,011	$1,350	$12,791	$1,413	$11,220	$1,229	$974	$95
Interest cost on projected benefit obligation	9,846	1,480	9,751	1,353	9,072	1,499	1,002	140
Expected return on plan assets	(13,570)	—	(13,780)	—	(13,214)	—	(1,293)	—
Amortization of prior service cost/(credit)	—	—	—	—	—	—	(33)	1
Amortization of actuarial loss/(gain)(1)	—	634	—	178	—	—	668	138
Preliminary net periodic benefit cost	8,287	3,464	8,762	2,944	7,078	2,728	1,318	374
Settlement/curtailment expense(2)	—	—	(964)	2,135	—	—	—	—
Total net periodic benefit cost	$8,287	$3,464	$7,798	$5,079	$7,078	$2,728	$1,318	$374

(1)	2017 average remaining service period used is 9.24 years and 8.23 years for the Qualified Pension Plan and Nonqualified Excess Pension Plan, respectively.

(2)
The Nonqualified Excess Pension Plan triggered settlement accounting for the year ended December 31, 2016 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

For the Qualified Pension Plan, the Company does not expect to amortize any net actuarial loss/(gain) from other comprehensive income into net periodic benefit cost during 2018 since the net actuarial loss/(gain) subject to amortization is less than 10% of the greater of the smooth value of assets or the projected benefit obligation. For the unfunded excess benefit plan, the Company expects to amortize approximately $1.0 million of net actuarial loss from other comprehensive income into net periodic benefit cost during 2018.

Estimated future benefit payments under the Qualified Pension Plan and Nonqualified Excess Pension Plan are as follows:

Years	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
2018	$19,479	$3,542
2019	20,719	7,242
2020	21,062	6,087
2021	21,351	5,709
2022	23,537	6,267
2023 - 2027	116,400	23,324
Qualified Pension Plan Assets
Allocation of plan assets of the Qualified Pension Plan by category as of December 31 are as follows:

	Successor Company
Asset Category	Target Allocation for 2018	2017 (1)	2016
Cash and cash equivalents	2%	15%	2%
Equity securities	60	55	61
Fixed income	38	30	37
Total	100%	100%	100%
(1) During 2017, the Company made a $43.5 million contribution to the defined benefit pension plan and allocated the contribution to cash and cash equivalents pending further analysis of its investment strategy. The plan's investment policy was amended to allow for an actual asset allocation outside of the current target allocation until the investment strategy analysis is complete. The Company anticipates completing this analysis during the first quarter of 2018.
The Company's target asset allocation is designed to provide an acceptable level of risk and balance between equity assets and fixed income assets. The weighting towards equity securities is designed to help provide for an increased level of asset growth potential and liquidity.
Prior to the amendment for the $43.5 million contribution made in 2017, the defined benefit pension plan had a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash. The Company's investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans' actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Company is currently performing an asset and liability study of its defined benefit pension plan and the associated investment portfolio to ensure that the current investment policy is appropriate for the plan. We anticipate this analysis being complete in the first quarter of 2018.
The Qualified Pension Plan's equity assets are in a Russell 3000 index fund that invests in a domestic equity index collective trust managed by Northern Trust Corporation and in a Spartan 500 index fund managed by Fidelity. The Plan's cash is invested in a collective trust managed by Northern Trust Corporation. The plan's fixed income assets are invested in a group deposit administration annuity contract with PLICO.

Plan assets of the Qualified Pension Plan by category as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), are as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Asset Category
Cash and cash equivalents	$39,897	$4,175
Equity securities:
Collective Russell 3000 equity index fund	74,511	67,627
Fidelity Spartan 500 index fund	71,632	58,815
Fixed income	74,886	71,226
Total investments	260,926	201,843
Employer contribution receivable	—	—
Total	$260,926	$201,843
The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Qualified Pension Plan's group deposit administration annuity contract with PLICO is recorded at contract value, which the Company believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities (the plan has not purchased annuities on behalf of participants under this contract during the periods presented). Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan's assets at fair value as of December 31, 2017 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$39,897	$—	$—	$39,897
Collective investment funds:
Equity index funds	71,632	74,511	—	146,143
Group deposit administration annuity contract	—	—	74,886	74,886
Total investments	$111,529	$74,511	$74,886	$260,926
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan's assets at fair value as of December 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$4,175	$—	$—	$4,175
Collective investment funds:
Equity index funds	58,815	67,627	—	126,442
Group deposit administration annuity contract	—	—	71,226	71,226
Total investments	$62,990	$67,627	$71,226	$201,843
For the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), there were no transfers between levels.

The following table summarizes the Qualified Pension Plan investments measured at fair value based on NAV per share as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively:

Name	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(Dollars In Thousands)
Successor Company
As of December 31, 2017:
Collective short-term investment fund	$39,897	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	74,511	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	71,632	Not Applicable	Daily	1 day
As of December 31, 2016:
Collective short-term investment fund	$4,175	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	67,627	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	58,815	Not Applicable	Daily	1 day

(1)	Non-lending collective trust that does not publish a daily NAV but tracks the Russell 3000 index and provides a daily NAV to the Plan.
The following table presents a reconciliation of the beginning and ending balances for the fair value measurements for the year ended December 31, 2017 (Successor Company) and for the year ended December 31, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

	Successor Company
	December 31, 2017	December 31, 2016
	(Dollars In Thousands)
Balance, beginning of year	$71,226	$67,707
Interest income	3,660	3,519
Transfers from collective short-term investments fund	—	—
Transfers to collective short-term investments fund	—	—
Balance, end of year	$74,886	$71,226
The following table represents the Plan's Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2017 (Successor Company):

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$74,886	Contract Value	Contract Rate	5.10% - 5.19%
Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.
Qualified Pension Plan Funding Policy
The Company's funding policy is to contribute amounts to the Qualified Pension Plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
Under the Pension Protection Act of 2006 ("PPA"), a plan could be subject to certain benefit restrictions if the plan's adjusted funding target attainment percentage ("AFTAP") drops below 80%. Therefore, the Company may make additional contributions in future periods to maintain an AFTAP of at least 80%. In general, the AFTAP is a measure of how well a plan is funded and is obtained by dividing a plan's assets by its funding liabilities. AFTAP is based on participant data, plan provisions, plan methods and assumptions, funding credit balances, and plan assets as of the plan valuation date. Some of the assumptions and methods used to determine a plan's AFTAP may be different from the assumptions and methods used to measure a plan's funded status on a GAAP basis.
In July of 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. In August of 2014, the Highway and Transportation Funding Act of 2014 ("HATFA") was signed into law. HAFTA extends the funding relief provided by MAP-21 by delaying the interest rate corridor expansion. The funding stabilization provisions of MAP-21 and HATFA reduced the Company's minimum required Qualified Pension Plan contributions for the 2013 and 2014 plan years. Since the funding stabilization provisions of MAP-21 and HATFA do not apply for Pension Benefit Guaranty Corporation ("PBGC") reporting purposes, the Company may also make additional contributions in future periods to avoid certain PBGC reporting triggers.
During the twelve months ended December 31, 2017 (Successor Company), the Company contributed $43.5 million to the Qualified pension plan for the 2016 plan year. The Company has not yet determined what amount it will fund during 2018, but may contribute an amount that would eliminate the PGBC variable-rate premiums payable in 2018. The Company currently estimates that amount will be between $10 million and $20 million.
Other Postretirement Benefits
In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the accumulated postretirement benefit obligation and projected benefit obligation were immaterial.
For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company's liability related to this benefit was immaterial.
The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The benefit obligation associated with these benefits is as follows:

	Successor Company
Postretirement Life Insurance Plan	As of December 31, 2017	As of December 31, 2016
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$9,634	$9,063
Service cost	122	102
Interest cost	354	338
Actuarial (gain)/loss	1,347	604
Benefits paid	(479)	(473)
Benefit obligation, end of year	$10,978	$9,634
For the postretirement life insurance plan, the Company's discount rate assumption used to determine the benefit obligation and the net periodic benefit cost as of December 31, 2017 (Successor Company), is 3.74% and 4.35%, respectively.
The Company's expected long-term rate of return assumption used to determine the net periodic benefit cost as of December 31, 2017 (Successor Company), is 2.75%. To determine an appropriate long-term rate of return assumption, the Company utilized 25 year average and annualized return results on the Barclay's short treasury index.
Investments of the Company's group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.
The fair value of each major category of plan assets for the Company's postretirement life insurance plan is as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Category of Investment
Money market fund	$5,104	$5,362
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

The following table sets forth by level, within the fair value hierarchy, the life insurance plan's assets at fair value as of December 31, 2017 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,104	$—	$—	$5,104
The following table sets forth by level, within the fair value hierarchy, the life insurance plan's assets at fair value as of December 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,362	$—	$—	$5,362
For the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), there were no transfers between levels.
Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.
401(k) Plan
The Company sponsors a tax-qualified 401(k) Plan ("401 (k) Plan") which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax "Roth" contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual contribution amount as set periodically by the Internal Revenue Service ($18,000 for 2017). The Plan also provides a "catch-up" contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($6,000 for 2017). The Company matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee's pay per year per person. All matching contributions vest immediately. For the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company recorded an expense of $8.2 million and $7.5 million associated with 401(k) Plan matching contributions, respectively.
The Company also has a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The expense recorded by the Company for this employee benefit was $1.1 million, $0.6 million, and $0.5 million, respectively, in 2017, 2016, and 2015.
Deferred Compensation Plan
On February 1, 2015, the Company became a wholly owned subsidiary of Dai-ichi Life and the Company stock ceased to be publicly traded. Thus, any common stock equivalents within the plans converted into rights to receive the merger consideration of $70.00 per common stock equivalent.
As of February 1, 2015, the Company has continued the deferred compensation plans for officers and others. Compensation deferred was credited to the participants in cash, mutual funds, or a combination thereof. As of December 31, 2017 (Successor Company), the Company's obligations related to its deferred compensation plans are reported in other liabilities.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of AOCI as of December 31, 2017 (Successor Company), December 31, 2016 (Successor Company), December 31, 2015 (Successor Company), and January 31, 2015 (Predecessor Company).
Changes in Accumulated Other Comprehensive Income (Loss) by Component

Successor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Benefits Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2016	$(656,322)	$727	$1,072	$(654,523)
Other comprehensive income (loss) before reclassifications	700,536	(563)	(15,726)	684,247
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	7,153	—	—	7,153
Amounts reclassified from accumulated other comprehensive income (loss)(1)	642	451	501	1,594
Net current-period other comprehensive income (loss)	708,331	(112)	(15,225)	692,994
Cumulative effect adjustments	(26,135)	132	228	(25,775)
Ending Balance, December 31, 2017	$25,874	$747	$(13,925)	$12,696

(1)	See Reclassification table below for details.

(2)
As of December 31, 2016 (Successor Company) and December 31, 2017 (Successor Company), net unrealized losses reported in AOCI were offset by $424.1 million and $(6.3) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2)
As of December 31, 2015, net unrealized losses reported in AOCI were offset by $623.0 million, due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

The following tables summarize the reclassifications amounts out of AOCI for the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(694)	Benefits and settlement expenses, net of reinsurance ceded
	(694)	Total before tax
	243	Tax (expense) or benefit
	$(451)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$10,611	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(11,742)	Net impairment losses recognized in earnings
	(1,131)	Total before tax
	489	Tax (expense) or benefit
	$(642)	Net of tax
Pension benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(634)	Other operating expenses
Amortization of prior service credit/(cost)	—	Other operating expenses
Amortization of transition asset/(obligation)	—	Other operating expenses
	(634)	Total before tax
	133	Tax (expense) or benefit
	$(501)	Net of tax

(1)	See Note 7, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
For The Year ended December 31, 2016
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(60)	Benefits and settlement expenses, net of reinsurance ceded
	(60)	Total before tax
	21	Tax (expense) or benefit
	$(39)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$32,302	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(17,748)	Net impairment losses recognized in earnings
	14,554	Total before tax
	(5,094)	Tax (expense) or benefit
	$9,460	Net of tax
Postretirement benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(1,231)	Other operating expenses
Amortization of prior service credit/(cost)	—	Other operating expenses
Amortization of transition asset/(obligation)	—	Other operating expenses
	(1,231)	Total before tax
	431	Tax (expense) or benefit
	$(800)	Net of tax

(1)	See Note 7, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(131)	Benefits and settlement expenses, net of reinsurance ceded
	(131)	Total before tax
	45	Tax (expense) or benefit
	$(86)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$281	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(26,992)	Net impairment losses recognized in earnings
	(26,711)	Total before tax
	9,349	Tax (expense) or benefit
	$(17,362)	Net of tax

(1)	See Note 7, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(36)	Benefits and settlement expenses, net of reinsurance ceded
	(36)	Total before tax
	13	Tax (expense) or benefit
	$(23)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$6,891	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(481)	Net impairment losses recognized in earnings
	6,410	Total before tax
	(2,244)	Tax (expense) or benefit
	$4,166	Net of tax
Pension benefits liability adjustment
Amortization of net actuarial gain/(loss)	$(808)	Other operating expenses
Amortization of prior service credit/(cost)	31	Other operating expenses
Amortization of transition asset/(obligation)	5	Other operating expenses
	(772)	Total before tax
	270	Tax (expense) or benefit
	$(502)	Net of tax

(1)	See Note 7, Derivative Financial Instruments for additional information.
18. INCOME TAXES
The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%	35.0%
State income taxes	0.6	0.8	2.0	0.8
Investment income not subject to tax	(5.0)	(2.7)	(4.3)	(3.2)
Uncertain tax positions	(0.2)	(0.3)	0.2	(0.1)
Federal Tax law changes	(183.3)	—	—	—
Other	(1.4)	1.0	—	(0.1)
	(154.3)%	33.8%	32.9%	32.4%

The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the Company's income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.
The components of the Company's income tax are as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Current income tax expense:
Federal	$21,853	$(50,638)	$5,715	$(32,803)
State	4,399	3,919	(4,244)	1,685
Total current	$26,252	$(46,719)	$1,471	$(31,118)
Deferred income tax expense:
Federal	$(693,860)	$240,127	$118,338	$30,858
State	(3,867)	7,560	11,734	(67)
Total deferred	$(697,727)	$247,687	$130,072	$30,791
The components of the Company's net deferred income tax liability are as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$209,401	$453,880
Deferred compensation	138,945	209,979
Deferred policy acquisition costs	23,876	156,012
Premium on corporate debt	57,402	104,839
Net unrealized loss on investments	—	353,448
Other	28,179	44,956
Valuation allowance	(3,951)	(6,007)
	453,852	1,317,107
Deferred income tax liabilities:
Premium receivables and policy liabilities	573,469	884,255
VOBA and other intangibles	433,321	720,750
Invested assets (other than unrealized gains (losses))	672,549	1,311,866
Net unrealized gains on investments	6,920	—
	1,686,259	2,916,871
Net deferred income tax liability	$(1,232,407)	$(1,599,764)
The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities that were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY's tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2017 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% and changes to tax law related to the deductibility of certain deferred tax assets under the Tax Reform Act, we revalued our ending net deferred tax liabilities at December 31, 2017, and recognized a provisional $797.6 million tax benefit in our consolidated statement of income for the year ended December 31, 2017.
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts based on reasonable estimates made by the Company as to the effects of tax reform on deferred assets as discussed below and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued, additional analysis, and resulting changes in interpretations and assumptions the Company has made. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined. The Company will not extend the measurement period beyond December 22, 2018.
As a result of the Tax Reform Act, compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain written binding arrangements that were in place as of November 2, 2017 and that have not been materially modified after such date. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m), including the uncertain application of transition relief to companies that had not been subject to Section 162(m) prior to the effectiveness of the Tax Reform Act, it is unclear whether or to what extent the deferred tax assets related to amounts paid or payable by the Company to covered employees after January 1, 2018 pursuant to written binding arrangements that were in place on November 2, 2017 will be subject to the $1 million dollar deduction limit of Section 162(m).
In management's judgment, the gross deferred income tax asset as of December 31, 2017 (Successor Company) will more likely than not be fully realized. The Company has recognized a valuation allowance of $5.0 million and $9.2 million as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting favorable change of $4.2 million, before federal income taxes, decreased state income tax expense in 2017 by the same amount.
At December 31, 2017 (Successor Company), the Company has non-life net operating loss carryforwards for federal income tax purposes of $259.6 million, which are available to offset future non-life group federal taxable income (and life group taxable income with limitations) and begin to expire in 2035. The Company also has life net operating loss carryforwards for federal income tax purposes of $578.3 million which are available to offset both future life group taxable income and non-life group taxable income through 2031. Alternative minimum tax credits of $8.9 million are available to offset regular tax beginning in 2018, as a result of The Tax Reform Act, with any remaining credits being fully refundable beginning in 2021. Foreign tax credits of $7.2 million are available to offset both future life group income tax and non-life group income tax and will begin to expire in 2024. Research and Development credits of $1.2 million are available to offset both future life group income tax and non-life group income tax and will begin to expire in 2036. In addition, included in the deferred income tax assets above are approximately $22.8 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future tax in the respective state jurisdictions, expiring between 2018 and 2036.
As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), some of the Company's fixed maturities were reported at an unrealized loss, although the net amount is an unrealized gain at December 31, 2017 (Successor Company). If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year's other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor Company			Predecessor Company
	As of December 31, 2017	As of December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Balance, beginning of period	$9,856	$13,138	$137,593	$193,244
Additions for tax positions of the current year	1,857	2,122	2,213	(5,010)
Additions for tax positions of prior years	70	1,318	1,811	7,724
Reductions of tax positions of prior years:
Changes in judgment	(430)	(975)	(16,416)	(58,365)
Settlements during the period	—	(5,747)	(112,063)	—
Lapses of applicable statute of limitations	—	—	—	—
Balance, end of period	$11,353	$9,856	$13,138	$137,593
Included in the end of period balance above, as of December 31, 2017 (Successor Company), December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), are approximately $0.7 million, $0.7 million, $5.6 million, and $126.0 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $10.7 million, $9.2 million, $7.5 million, and $11.5 million for the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. These amounts were a $2.4 million benefit, a $3.1 million benefit, a $1.6 million detriment, and a $0.9 million benefit for the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. The Company has approximately $1.1 million, $2.8 million, $15.4 million, and $12.7 million of accrued interest associated with unrecognized tax benefits as of December 31, 2017 (Successor Company), as of December 31, 2016 (Successor Company), as of December 31, 2015 (Successor company), and as of January 31, 2015 (Predecessor Company), respectively (before taking into consideration the related income tax benefit that is associated with such an expense).
In June 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, Appeals accepted the Company’s earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. In April 2017, a routine review by Congress' Joint Committee on Taxation was finalized without change and the Company received an approximate $6.2 million net refund in the fourth quarter of 2017.
The resulting net adjustment to the Company’s current income taxes for the years 2003 through 2011 did not materially affect the Company or its effective tax rate.
In July 2016, the IRS proposed favorable and unfavorable adjustments to the Company's 2012 and 2013 reported taxable income. The Company agreed to these adjustments. The resulting settlement paid in September 2016 did not materially impact the Company or its effective tax rate.
These agreements with the IRS are the primary cause for the reductions of unrecognized tax benefits shown in the above chart. The Company believes that in the next 12 months, $0.7 million of the unrecognized tax benefits will be reduced due to recent changes in tax law. In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Due to the aforementioned IRS adjustments to the Company's pre-2014 taxable income, the Company is amending certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.
During the year ended December 31, 2016 (Successor Company), the Company filed a non-automatic tax accounting method change related to income recognition for unearned premium reserve and discounted loss reserve for claims incurred. The IRS accepted the Company's request for the non-automatic tax accounting method. This change did not materially impact the Company or its effective tax rate.
19. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Cash paid / (received) during the year:
Interest on debt	$253,708	$234,928	$124,829	$22,802
Income taxes	(14,163)	112,886	(53,486)	(1)
Noncash investing and financing activities:
Stock-based compensation	—	—	—	1,550
Total cash interest paid on debt for the year ended December 31, 2017 (Successor Company), was $253.7 million. Of this amount, $58.7 million related to interest on debt, $20.2 million related to interest on subordinated debt, $6.3 million on repurchase agreements, and $168.5 million related to non-recourse funding obligations and other obligations.
20. RELATED PARTY TRANSACTIONS
Certain corporations with which the Company's directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwriting in which our affiliates participated. Such amounts totaled $6.8 million, $7.2 million, $45.3 million, and $2.6 million, for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $6.5 million, $8.6 million, $10 million, and $0.8 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.
Prior to the Merger, the Company had no related party transactions with Dai-ichi Life. During the periods ending December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company paid a management fee to Dai-ichi Life of $10.9 million and $6.4 million for certain services provided to the Company, respectively.
The Company paid $143.8 million and $89.3 million of dividends during the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively, to its parent, Dai-ichi Life.
The Company has guaranteed PLICO's obligations for borrowings or letters of credit under the revolving line of credit arrangement to which the Company is also a party. The Company has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects.
The Company guarantees the obligations of PLICO under a synthetic lease entered into by PLICO, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to PLICO for construction of an office building and parking deck which was completed on February 1, 2000. The synthetic lease was amended and restated as of December 19, 2013, wherein as of December 31, 2017, the Company continues to guarantee the obligations of PLICO thereunder.
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
The Company has an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), a direct wholly owned subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2017 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
Statutory net income (loss) for PLICO was $731.2 million, $(391.6) million, and $440 million for the year ended December 31, 2017, 2016 and 2015, respectively. Statutory capital and surplus for PLICO was $4.3 billion and $4.2 billion as of December 31, 2017 and 2016, respectively. The Statutory net loss incurred by PLICO for the year ended December 31, 2016 was caused by the required Statutory accounting treatment of the initial gain recognized on the retrocession of the term business assumed from Genworth Life and Annuity Insurance Company to Golden Gate Captive Insurance Company, which resulted in approximately a $1.2 billion gain being included as a component of surplus, rather than reflected in Statutory net income as of the January 15, 2016 cession date.
The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissions of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries, and which would consequently be free from restriction and available for the payment of dividends to the Company's shareowner in 2018 is approximately $853.2 million. This results in approximately $6.3 billion of the Company's net assets being restricted from transfer to PLC without prior approval from the respective state insurance department.
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
A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under specific RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2017, the Company's total adjusted capital and company action level RBC were approximately $4.7 billion and $759.3 million, respectively, providing an RBC ratio of approximately 614%.
Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2017, the Company's insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $42.4 million.
The states of domicile of the Company's insurance subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles ("SAP"). The insurance subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.
Certain prescribed practices impact the statutory surplus of PLICO, the Company's primary operating subsidiary. These practices include the non-admission of goodwill as an asset for statutory reporting.
The favorable (unfavorable) effects of PLICO's statutory surplus, compared to NAIC statutory surplus, from the use of this prescribed practices was as follows:

	As of December 31,
	2017	2016
	(Dollars In Millions)
Non-admission of goodwill	$(219)	$(257)
Total (net)	$(219)	$(257)
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

The favorable (unfavorable) effects on the statutory surplus of the Company's insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2017	2016
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,670	$1,720
Accounting for certain notes as admitted assets	$2,634	$2,681
Reserving based on state specific actuarial practices	$122	$120
Reserving difference related to a captive insurance company	$(37)	$(109)
22. OPERATING SEGMENTS
The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments and makes adjustments to its segment reporting as needed. A brief description of each segment follows.

•
The Life Marketing segment markets fixed UL, IUL, VUL, BOLI, and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.

•
The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

•
The Asset Protection segment markets extended service contracts, GAP products, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. GAP covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

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

After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017, a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% will be used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in the Company's effective income tax rate.
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
During 2016, the Company modified its labeling of its non-GAAP measures presented herein as "Adjusted operating income (loss)" or "Pre-tax adjusted operating income (loss)". In previous filings, the Company referred to "Pre-tax adjusted operating income (loss)" as "Pre-tax operating income, "Operating income before tax", or "Segment operating income". In addition, the Company referred to "After-tax adjusted operating income (loss)" as "After-tax operating income" or "Operating earnings". The definition of these labels remains unchanged, but the Company has modified the labels to provide further clarity that these measures are non-GAAP.
There were no significant intersegment transactions during the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following tables presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income (Predecessor and Successor periods are not comparable):

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Revenues
Life Marketing	$1,667,118	$1,627,848	$1,426,090	$145,595
Acquisitions	1,569,083	1,676,017	1,333,430	139,761
Annuities	450,306	574,934	443,419	7,884
Stable Value Products	190,006	114,580	79,670	8,181
Asset Protection	327,573	269,145	261,693	21,953
Corporate and Other	214,706	221,423	166,367	17,535
Total revenues	$4,418,792	$4,483,947	$3,710,669	$340,909
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$50,778	$39,745	$57,414	$(1,618)
Acquisitions	249,749	260,511	194,654	20,134
Annuities	213,080	213,293	180,231	13,164
Stable Value Products	105,261	61,294	56,581	4,529
Asset Protection	24,356	16,487	20,627	2,420
Corporate and Other	(136,332)	(87,961)	(25,067)	(10,144)
Pre-tax adjusted operating income	506,892	503,369	484,440	28,485
Realized gains (losses) on investments and derivatives	(71,835)	90,628	(84,598)	(27,303)
Income before income tax	435,057	593,997	399,842	1,182
Income tax (benefit) expense	(671,475)	200,968	131,543	(327)
Net income	$1,106,532	$393,029	$268,299	$1,509

Pre-tax adjusted operating income	$506,892	$503,369	$484,440	$28,485
Adjusted operating income tax benefit (expense)	646,333	(169,247)	(161,153)	(9,228)
After-tax adjusted operating income	1,153,225	334,122	323,287	19,257
Realized gains (losses) on investments and derivatives	(71,835)	90,628	(84,598)	(27,303)
Income tax (expense) benefit on adjustments	25,142	(31,721)	29,610	9,555
Net income	$1,106,532	$393,029	$268,299	$1,509

Realized investment (losses) gains:
Derivative financial instruments	$(305,828)	$(40,288)	$29,997	$(123,274)
All other investments	121,428	90,659	(166,886)	81,153
Net impairment losses recognized in earnings	(11,742)	(17,748)	(26,993)	(481)
Less: related amortization(1)	(39,480)	24,360	(8,726)	(9,143)
Less: VA GLWB economic cost	(84,827)	(82,365)	(70,558)	(6,156)
Realized (losses) gains on investments and derivatives	$(71,835)	$90,628	$(84,598)	$(27,303)
(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Net investment income
Life Marketing	$553,999	$525,495	$446,439	$47,460
Acquisitions	752,520	764,571	639,422	71,088
Annuities	321,844	322,608	297,114	37,189
Stable Value Products	186,576	107,010	78,459	6,888
Asset Protection	27,325	22,082	17,459	1,878
Corporate and Other	209,324	200,690	154,055	10,677
Total net investment income	$2,051,588	$1,942,456	$1,632,948	$175,180
Amortization of DAC and VOBA
Life Marketing	$120,753	$130,708	$107,811	$4,813
Acquisitions	(6,939)	8,178	2,035	5,033
Annuities	(54,471)	(11,031)	(41,071)	(7,706)
Stable Value Products	2,354	1,176	43	25
Asset Protection	16,524	20,033	25,211	1,820
Corporate and Other	—	—	27	87
Total amortization of DAC and VOBA	$78,221	$149,064	$94,056	$4,072

Successor Company
	Operating Segment Assets As of December 31, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,914,418	$19,588,133	$20,938,409	$4,569,639
DAC and VOBA	1,320,776	74,862	772,634	6,864
Other intangibles	282,361	34,548	170,117	8,056
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,717,829	$19,712,067	$22,217,837	$4,698,372

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$918,952	$15,043,597	$75,973,148
DAC and VOBA	24,441	—	2,199,577
Other intangibles	133,234	35,256	663,572
Goodwill	128,182	—	793,470
Total assets	$1,204,809	$15,078,853	$79,629,767

Successor Company
	Operating Segment Assets As of December 31, 2016
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,050,170	$19,679,690	$20,243,333	$3,373,646
DAC and VOBA	1,218,944	106,532	655,618	5,455
Other intangibles	301,399	37,103	183,449	8,722
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,770,787	$19,837,849	$21,419,077	$3,501,636

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,013,399	$13,141,759	$71,501,997
DAC and VOBA	33,280	—	2,019,829
Other intangibles	143,865	13,545	688,083
Goodwill	128,182	—	793,470
Total assets	$1,318,726	$13,155,304	$75,003,379
23. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED
The Company's unaudited consolidated quarterly operating data for the year ended December 31, 2017 (Successor Company) and for the year ended December 31, 2016 (Successor Company) is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner's equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017
Premiums and policy fees	$860,586	$868,139	$855,088	$893,606
Reinsurance ceded	(316,076)	(342,898)	(325,120)	(376,641)
Net of reinsurance ceded	544,510	525,241	529,968	516,965
Net investment income	506,413	507,771	507,914	529,490
Realized investment gains (losses)	(47,037)	(54,471)	(64,191)	(18,701)
Net impairment losses recognized in earnings	(7,831)	(2,785)	(273)	(853)
Other income	109,242	111,311	110,970	115,139
Total revenues	1,105,297	1,087,067	1,084,388	1,142,040
Total benefits and expenses	992,948	961,299	973,538	1,055,950
Income before income tax	112,349	125,768	110,850	86,090
Income tax expense (benefit)	36,935	41,500	28,308	(778,218)
Net income	$75,414	$84,268	$82,542	$864,308

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2016
Premiums and policy fees	$852,795	$857,948	$834,544	$862,644
Reinsurance ceded	(310,327)	(336,605)	(322,229)	(345,555)
Net of reinsurance ceded	542,468	521,343	512,315	517,089
Net investment income	475,117	488,460	482,729	496,150
Realized investment gains (losses)	8,229	5,417	24,268	12,457
Net impairment losses recognized in earnings	(2,617)	(967)	(3,308)	(10,856)
Other income	103,716	102,148	107,642	102,147
Total revenues	1,126,913	1,116,401	1,123,646	1,116,987
Total benefits and expenses	955,071	947,740	990,567	996,572
Income before income tax	171,842	168,661	133,079	120,415
Income tax expense	56,494	56,541	39,785	48,148
Net income	$115,348	$112,120	$93,294	$72,267

24. SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to December 31, 2017 (Successor Company), and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.
On January 18, 2018, PLICO and for the limited purposes set forth therein, the Company, entered into a Master Transaction Agreement (the "Master Transaction Agreement") with Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, for the limited purposes set forth therein, Liberty Mutual Group Inc. ("Liberty Mutual"), The Lincoln National Life Insurance Company ("Lincoln Life"), and for the limited purposes set forth therein, Lincoln National Corporation, pursuant to which Lincoln Life will acquire Liberty Mutual's Group Benefits Business and Individual Life and Annuity Business (the "Life Business") through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston ("Liberty") (the "Transaction"). Pursuant to the Master Transaction Agreement, the Company, PLICO and Protective Life and Annuity Insurance Company ("PLAIC"), a wholly owned subsidiary of PLICO, agreed to enter into reinsurance agreements and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the reinsurance agreements, Liberty will cede to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Life Business. The aggregate statutory reserves of Liberty to be ceded to PLICO and PLAIC as of the closing of the Transaction are expected to be approximately $13.0 billion. To support its obligations under the reinsurance agreements, PLICO and PLAIC will each establish a trust account for the benefit of Lincoln Life. Entry into the reinsurance agreements represents an estimated capital investment by PLICO of approximately $1.17 billion. The transaction is expected to be completed in the second quarter of 2018, pending regulatory approvals and other customary closing conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of Protective Life Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Protective Life Corporation and its subsidiaries (the “Company” or “Successor Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the years ended December 31, 2017 and 2016, and for the period from February 1, 2015 to December 31, 2015, including the related notes and financial statement schedules listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years ended December 31, 2017 and 2016 and for the period from February 1, 2015 to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in "Management’s Report on Internal Controls over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, the Company was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited. The Company elected to apply “pushdown” accounting as of the acquisition date.

Definition and Limitations of Internal Control over Financial Reporting

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
Birmingham, Alabama
March 2, 2018

We have served as the Company’s auditor since 1974.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of
Protective Life Corporation

In our opinion, the consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the period from January 1, 2015 to January 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Protective Life Corporation and its subsidiaries (the “Predecessor Company”) for the period from January 1, 2015 to January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the period from January 1, 2015 to January 31, 2015 listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited. The Company elected to apply the “pushdown” basis of accounting as of the acquisition date.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).
Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

March 2, 2018

(c)   Changes in Internal Control Over Financial Reporting
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

There were no other changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The current executive officers and directors of the Company are as follows:

Name	Age (as of 2/1/2018)	Title
John D. Johns	65	Executive Chairman of the Company and a Director
Richard J. Bielen	57	President, Chief Executive Officer and a Director
D. Scott Adams	53	Executive Vice President and Chief Administrative Officer
Mark L. Drew	56	Executive Vice President and General Counsel
Deborah J. Long	64	Executive Vice President, Chief Legal Officer, and Secretary
Michael G. Temple	55	Executive Vice President, Finance and Risk
Carl S. Thigpen	61	Executive Vice President and Chief Investment Officer
Steven G. Walker	58	Executive Vice President and Chief Financial Officer
Shinichi Aizawa	57	Director
Tomohiko Asano	50	Director
Vanessa Leonard	57	Director
John J. McMahon, Jr.	75	Director
Ungyong Shu	55	Director
Jesse J. Spikes	67	Director
William A. Terry	60	Director
W. Michael Warren, Jr.	70	Director
All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers are related to any director of the Company or to any other executive officer.
Mr. Johns has been Executive Chairman of the Company since July 2017. He previously served as Chairman of the Board of the Company from January 2003 to July 2017 and Chief Executive Officer of the Company from December 2001 to July 2017. He has been a director of the Company since May 1997. From August 1996 to January 2016, Mr. Johns also served as President of the Company. Mr. Johns has been employed by the Company and its subsidiaries since 1993.
Mr. Bielen has been Chief Executive Officer of the Company since July 2017 and President of the Company since January 2016. From January 2016 to July 2017, Mr. Bielen also served as Chief Operating Officer of the Company. From June 2007 to January 2016, Mr. Bielen served as Vice Chairman and Chief Financial Officer of the Company. From August 2006 to June 2007, Mr. Bielen served as Executive Vice President, Chief Investment Officer, and Treasurer of the Company. Mr. Bielen became a director of the Company on February 1, 2015. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.
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
Ms. Long has been Executive Vice President, Chief Legal Officer, and Secretary of the Company since August 2016. From March 2007 to August 2016, Ms. Long served as Executive Vice President, General Counsel, and Secretary of the Company, and from January 2016 to August 2016, Ms. Long also served as Chief Legal Officer of the Company. Ms. Long has been employed by the Company and its subsidiaries since 1994.
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
Mr. Walker has been Executive Vice President and Chief Financial Officer of the Company since January 2016. From January 2016 to March 2017, Mr. Walker also served as Controller of the Company. From March 2004 to January 2016, Mr. Walker

served as Senior Vice President, Chief Accounting Officer, and Controller of the Company. Mr. Walker has been employed by the Company and its subsidiaries since 2002.
Certain of these executive officers also serve as executive officers and/or directors of various of the Company’s subsidiaries.
Qualification of Directors
The Company’s Board consists of 10 directors. The following summarizes some of the key experiences, qualifications, education, and other attributes of the current directors:
Shinichi Aizawa.    From April 2017, Mr. Aizawa has served as the Senior Managing Executive Officer and General Manager of Dai-ichi Life Holdings, Inc. (“Dai-ichi Life”) and, as of January 2018, also serves as the Director, President, and Chief Executive Officer of DLI North America Inc. Mr. Aizawa joined Dai-ichi Mutual Life Insurance Company (now Dai-ichi Life) in 1983 and has had various roles at Dai-ichi Life, including General Manager of the Investment Affiliated Enterprise Department, Staff General Manager of the Investment Planning Department, General Manager of the Investment Planning Department, Staff General Manager of the International Business Management Department, and Executive Vice President of Asset Management One Co., Ltd (formerly named DIAM Co., Ltd.). Mr. Aizawa has been an executive officer of Dai-ichi Life since April 2010. Mr. Aizawa served as the General Manager of the International Business Management Department. Mr. Aizawa has served as the Non-Executive Director of TAL (Australia). Mr. Aizawa also served as a Commissioner of Panin Dai-ichi Life (Indonesia) and was a member of the Members’ Council of Dai-ichi Life Vietnam. Mr. Aizawa received a Bachelor of Laws degree from Waseda University in Tokyo, Japan. Mr. Aizawa became a Director for the Company in 2015. We believe that Mr. Aizawa’s background in business, including his experience and service in investment and overseas business areas and investment planning knowledge, are valuable to us and our Board of Directors.
Tomohiko Asano. Mr. Asano joined Dai-ichi Mutual Life Insurance Company (now Dai-ichi Life) in 1990 and has had various roles at Dai-ichi Life, including General Manager of DIAM Co., Ltd. (now Asset Management One Co., Ltd), General Manager of the International Business Management Department, and Chief of the International Life Insurance Business Unit. Mr. Asano currently serves as Executive Officer and Chief of International Life Insurance Business Unit. Mr. Asano serves as a Director of TAL Dai-ichi Life Australia Pty Limited, TAL Life Limited, DLI North America Inc., and DLI Asia Pacific Pte. Ltd. Mr. Asano also serves as a Commissioner for PT Panin Dai-ichi Life and as a Vice-President Commissioner for PT Panin International. Mr. Asano earned a Bachelor of Arts in Economics from Keio University in Tokyo, Japan. Mr. Asano became a Director for the Company in April 2017. We believe that Mr. Asano's background in business, including his experience and service in international life insurance business and identifying and evaluating business opportunities, is valuable to us and our Board of Directors.
Richard J. Bielen.    Mr. Bielen joined the Company in July 1991 as Vice President. In June 1996, Mr. Bielen became Senior Vice President of the Company; in January 2002, he became Chief Investment Officer and Treasurer of the Company; in August 2006, he became Executive Vice President of the Company; in June 2007 he became Vice Chairman and Chief Financial Officer of the Company; in January 2016, he became President and Chief Operating Officer of the Company; and in July 2017, he became Chief Executive Officer and President of the Company. Before joining Protective, Mr. Bielen was Senior Vice President of Oppenheimer & Company. Prior to joining Oppenheimer, Mr. Bielen was a Senior Accountant with Arthur Andersen and Company. Mr. Bielen is on the Board of Directors of Infinity Property and Casualty Corporation. Mr. Bielen serves on the Board of Directors of the United Way of Central Alabama and Children’s of Alabama. Mr. Bielen is a former Director of the McWane Science Center. Mr. Bielen received his undergraduate degree and Masters of Business Administration from New York University. Mr. Bielen became a Director for the Company in 2015. We believe that Mr. Bielen’s background in business; his skills and experience as a senior executive of the Company and Oppenheimer and as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry, along with his long-standing knowledge of the Company and his seasoned business judgment, are valuable to us and our Board of Directors.
John D. Johns.    Mr. Johns joined Protective in October 1993 as Executive Vice President and Chief Financial Officer. In August 1996, Mr. Johns became President and Chief Operating Officer; in January 2002, he became President and Chief Executive Officer; in January 2003, he became Chairman, President and Chief Executive Officer; in January 2016, he became the Chairman and Chief Executive Officer; and as of July 2017, he became Executive Chairman of the Company. Before joining Protective, Mr. Johns was Executive Vice President and General Counsel of Sonat Inc. Prior to joining Sonat, Mr. Johns was an attorney in private practice, focusing on commercial and financing transactions and the financial services industry. Mr. Johns is on the Boards of Directors of Regions Financial Corporation, Genuine Parts Company and The Southern Company. He is a Trustee of the Altamont School. He is on the executive committee of the American Council of Life Insurers and served as Chairman from 2013-2014. He is a member of the Financial Services Roundtable. He is a director of the Economic Development Partnership of Alabama and the Coalition for Regional Transportation. He has previously served on the Board of Trustees of The University of Alabama System and in a leadership role for the Birmingham Civil Rights Institute, other financial services industry associations, and civic and educational organizations. He was inducted into the Alabama Academy of Honor in 2013. Mr. Johns received an undergraduate degree from the University of Alabama and a Master of Business Administration and a Juris Doctorate from Harvard University. Mr. Johns became a Director for the Company in 1997. We believe that Mr. Johns’ background in the practice of law; his skills and experience as a senior executive of the Company and Sonat; his experience as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry; his long-standing knowledge of the Company; and his seasoned business judgment are valuable to our Board of Directors.
Vanessa Leonard.    Ms. Leonard is a practicing attorney and is a Principal at Leonard Mitchell Consulting. She provides consulting services for not-for-profit organizations, primarily in the areas of management, legal, and organizational behavior. She was previously a senior consultant and manager with KPMG, Higher Education Consulting, Southeast Market in Washington, D.C. and Atlanta, Georgia and a financial analyst for Emory University in Atlanta, Georgia. In her consulting and analyst roles, Ms. Leonard focused on management accounting matters (primarily governmental compliance and indirect cost accounting) for higher education institutions. Ms. Leonard is a member of the Board of Trustees of the University of Alabama, where she is Chairman of its Audit Committee and serves on its Physical Properties, Compensation, Finance, Nominating, Legal Affairs and Public Review Committees. Ms. Leonard is also a member of the Health Care Authority for Baptist Health Board and UAB Education Foundation Board. Ms. Leonard previously served on the Governor’s Task Force to Strengthen Alabama’s Families and the Board of the United Way for the Lake Martin Area in Alabama. Ms. Leonard received an undergraduate degree in Health Care Management from the University of Alabama, a Master of Business Administration from the University of Mississippi, and a Juris Doctorate from the University of Alabama School of Law. Ms. Leonard became a Director for the Company in 2004. We believe that Ms. Leonard’s experience as an attorney; her management accounting experience and skills in the field of accounting and compliance with complicated regulations for large, complex organizations; and her leadership roles in civic and not-for-profit organizations are valuable to our Board of Directors.
John J. McMahon, Jr.    Mr. McMahon is Chairman of Ligon Industries, LLC. Previously, Mr. McMahon was a lawyer in private practice in Birmingham, Alabama, before spending twenty-five years with McWane, Inc., a privately held manufacturing company with international operations having over twenty plants and over one billion dollars in sales. During his career at McWane, Inc., Mr. McMahon held numerous management positions, including President and Chairman of the Board, and negotiated over twenty-five acquisitions ranging from publicly held companies to small privately held companies. Mr. McMahon serves on the Board of Directors of ProAssurance Corporation, and he serves or has served on the Boards of Directors of other publicly and privately held companies, including National Bank of Commerce, Alabama National Bancorporation, John H. Harland Company, and Cooper/T. Smith Company. He was on the Board of Trustees of Birmingham-Southern College. He has also been a Director or Trustee of the Birmingham Airport Authority and the University of Alabama System. Mr. McMahon received his undergraduate degree from Birmingham-Southern College and a Juris Doctorate from the University of Alabama School of Law. Mr. McMahon became a Director for the Company in 1987. We believe that Mr. McMahon’s background as a lawyer in private practice; his skills and his long experience as a senior executive of McWane and Ligon Industries; his experience as a leader in other business, civic, educational, and not-for-profit organizations; his long-standing knowledge of the financial services industry; and his seasoned business judgment are valuable to our Board of Directors.
Ungyong Shu.    Mr. Shu is the President and Chief Executive Officer of Core Value Management Company, Limited, an advisory firm that he established in 2013. Mr. Shu worked in various positions for J.P. Morgan Securities Japan, Limited from 1986 to 2007. These positions included Mergers and Acquisitions Analyst, Corporate Finance Associate, Vice President of Investment Banking, head of Japan Financial Institutions Group, Managing Director, Co-Chief Operating Officer of Japan Investment Banking, and Senior Investor Client Management. Mr. Shu worked in various positions for Merrill Lynch Japan Securities Limited from 2007 to 2013. These positions included Chairman of Japan Financial Institutions Group, Co-Head of Asia Financial Institutions Group, Co-Head of Japan Investment Banking, and Vice Chairman. Mr. Shu serves as a director Dai-ichi Life and DESCENTE, LTD. Mr. Shu graduated from Hitotsubashi University in Japan, where he majored in laws. Mr. Shu became a Director for the Company in 2015, and he served as a director of Dai-ichi Life Insurance Company, Limited from 2015 to 2016. We believe that Mr. Shu’s background in business, including his experience and service in investment banking, his legal training, and strategic and financial planning knowledge, are valuable to us and our Board of Directors.
Jesse J. Spikes.    Mr. Spikes is President of Ribs on the Run, Inc., an Atlanta-based company that develops recipes for, and then prepares and sells, rubs, sauces and smoked-meat products. Until May 31, 2017, Mr. Spikes was Senior Counsel with the Atlanta based law firm, Dentons US, LLP, specializing in corporate law. During his legal career, Mr. Spikes also worked with businesses in the areas of advertising, marketing, and sports law, including the negotiation of endorsements and the preparation of chance promotions and licensing agreements. Mr. Spikes practiced law for almost forty years. He joined one of Dentons’ legacy firms in 1986, became a partner in 1989, and became senior counsel in 2010. Mr. Spikes serves on the Board of Trustees for HSOC, Inc., an affiliate of Children’s Healthcare of Atlanta. Mr. Spikes also served previously as General Counsel of Atlanta Life Insurance Company, legal advisor for Al Bahrain Arab African Bank, and as a director of publicly and privately held companies. He has also served in leadership roles with Boy Scouts of America. Mr. Spikes received his undergraduate degree in English from Dartmouth College, his undergraduate degree in Philosophy and Politics from University College at Oxford University, and his Juris Doctorate from Harvard University. Mr. Spikes became a Director for the Company in 2011. We believe that Mr. Spikes’ skills and experience as an attorney whose practice concentrated in areas of corporate and insurance law, with particular emphasis on corporate governance and compliance, internal investigations and audits, special board committee representations, corporate finance and mergers and acquisitions, and his experience as an entrepreneur and as a leader in other business and civic organizations are valuable to our Board of Directors.
William A. Terry.    Mr. Terry is Chairman and one of the founders of Highland Associates, Inc., an investment advisory firm that has advised on approximately twenty billion dollars of assets (as of December 2016) for not-for-profit health care organizations, foundations, endowments, and select individuals. He is also a managing member and director of Highland Strategies, LLC. He serves as a member and director of Alabama Capital Network, LLC. Before starting Highland Associates in 1987, Mr. Terry worked in the Investment Management Consulting Group of Interstate/Johnson Lane Corporation. Mr. Terry previously served as a member of the Executive Committee and President for the Mountain Brook City Schools Foundation and Chairman of the Executive Board of the Greater Alabama Council of Boy Scouts of America. Mr. Terry received an undergraduate degree from Davidson College and is a CFA charter holder. Mr. Terry became a Director for the Company in 2004. We believe that Mr. Terry’s skills and experience at Highland Associates in the field of investments and as a leader of the firm; his experience as a leader in civic, educational, and not-for-profit organizations; and his seasoned business judgment are valuable to our Board of Directors.
W. Michael Warren, Jr.    Mr. Warren is President and Chief Executive Officer of Children’s of Alabama, an independent, not-for-profit, free-standing pediatric healthcare center. Prior to joining Children’s in January 2008, Mr. Warren was Chairman and Chief Executive Officer of Energen Corporation and its two primary subsidiaries, Alagasco and Energen Resources. Mr. Warren became President of Alagasco in 1984 and held a number of increasingly important positions with Energen before being named President and Chief Executive Officer in February 1997 and Chairman in January 1998. Mr. Warren was a lawyer in private practice in Birmingham, Alabama, before joining Alabama Gas in 1983. Mr. Warren served on the Board of Directors of Energen Corporation until his term expired in April 2010. Mr. Warren has served as Chairman of the Board of Directors of the Business Council of Alabama, the United Way, and Children’s of Alabama. He also has been Chairman of the Metropolitan Development Board, the Alabama Symphony Board of Directors, and the American Heart Association Board of Directors. He has chaired the general campaign of the United Way for Central Alabama and the United Negro College Fund. Mr. Warren received an undergraduate degree from Auburn University and a Juris Doctorate from Duke University. Mr. Warren became a Director for the Company in 2001. We believe that Mr. Warren’s background as an attorney; his skills and long experience as Chairman and CEO of a highly-regulated publicly-held utility; his continuing experience as President and CEO of Children’s of Alabama; his experience as a leader in other business, civic, and not-for-profit organizations; and his seasoned business judgment are valuable to our Board of Directors.
Audit Committee
The Board has a separately designated standing audit committee. Its members are Vanessa Leonard, Chairperson, William A. Terry and W. Michael Warren, Jr.
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
Code of Ethics
The Company has adopted a Code of Business Conduct, which applies to all directors, officers, and employees of the Company. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers (including the Chief Financial Officer and the Chief Accounting Officer) of the Company. The Code of Business Conduct is available on the Company’s website at http://investor.protective.com/corporate-governance/code-of-conduct.
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
Compensation Discussion and Analysis
In this section, we describe the material components of our executive compensation program in 2017 for our named executive officers, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained herein:
Named Executive Officers for 2017

•	John D. Johns, our Executive Chairman of the Company;

•	Richard J. Bielen, our President and Chief Executive Officer;

•	Steven G. Walker, our Executive Vice President and Chief Financial Officer;

•	Deborah J. Long, our Executive Vice President, Chief Legal Officer and Secretary;

•	Michael G. Temple, our Executive Vice President, Finance and Risk; and

•	Carl S. Thigpen, our Executive Vice President and Chief Investment Officer.
Our Compensation Philosophy
The objectives of our executive compensation program are to: 1) attract and retain the most qualified executives; 2) reward them for achieving high levels of performance; and 3) align executive and Dai-ichi Life interests.
Background of Compensation Program
In 2015, the Company consummated an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), and the Company’s stock ceased to be publicly traded. The Compensation Discussion and Analysis and the related tables and disclosures that follow provide details regarding our 2017 compensation programs, which were originally restructured upon the Merger in 2015 to reflect the fact that we no longer have a publicly traded class of stock to use in our compensation programs.
As a result of the Merger in 2015, we adopted new long-term incentive and annual incentive programs. In addition, in anticipation of the Merger, the named executive officers, as well as many other of the Company’s key officers, entered into Employment Agreements with the Company in 2014 (the “Employment Agreements”), which provided for, among other things, minimum compensation and benefits that each named executive officer would be entitled to receive for his or her continuing services to the Company. Many of the Employment Agreements between the Company and our officers were amended to reflect new minimum annual incentive amounts to account for annual incentives paid in March 2015 due to the occurrence of the Merger earlier in 2015. The Employment Agreements for Mr. Bielen and Mr. Thigpen were amended in March 2015 to reflect increases in their guaranteed minimum annual incentive amounts. There were no guaranteed annual incentive payments in 2017 as there were in 2016 under the Employment Agreements due to the expiration of the minimum guaranteed annual incentive payments under such agreements for all of the named executive officers.
The employment period and the term of the Employment Agreements expired upon the second anniversary of the effective date of the Merger (February 2017) for Mr. Walker and upon the third anniversary of the effective date of the Merger (February 2018) for Mr. Johns, Mr. Bielen, Ms. Long and Mr. Thigpen. In December 2016, Ms. Long entered into a transition letter agreement (the “Transition Letter Agreement”) that sets forth her compensation arrangements related to the period from December 2016 to July 31, 2018, when she plans to retire. In November 2017, Mr. Johns entered into a letter agreement (the “Letter Agreement”) with the Company that established his compensation arrangements during the period he is serving as Executive Chairman of the Company. For more information about the Employment Agreements, the Transition Letter Agreement, and the Letter Agreement, please see “Potential Payments upon Termination or Change of Control” in this Item 11.
In November 2017, the Board adopted the Protective Life Corporation Annual Incentive Plan (“AIP”) and the Protective Life Corporation Long-Term Incentive Plan (“LTIP”), which became effective January 1, 2018, under which annual and long-term incentives are expected to be made available to our named executive officers and certain other employees beginning in 2018. For more information about these plans, please see “Adoption of Annual Incentive Plan and Long-Term Incentive Plan” in this Item 11.
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
Compensation Committee
The Compensation and Management Succession Committee of our Board of Directors (“Compensation Committee”), which consists of three independent directors, oversees the compensation program for our officers. During 2017, the members of the Compensation Committee were John J. McMahon, Jr., Chairperson, Jesse J. Spikes, and William A. Terry. In 2017, the Compensation Committee met three times.

Among its duties, the Compensation Committee is responsible for formulating compensation and related recommendations for approval by the Board, including: policies and programs applicable to the Company’s officers and key employees; the Company’s annual incentive plan, including the total amount of bonuses to be paid each year under the annual incentive plan and the methodology used to determine individual bonuses; the administration of the Company’s long-term incentive plan and the achievement of any applicable performance objectives; corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”) and evaluation of the CEO’s performance in light of these goals and objectives; base salary, annual incentive plan bonus, long-term incentive compensation, and other compensation of the CEO and the other senior officers of the Company; and the performance of senior officers and senior management succession plans. The Compensation Committee’s charter, which sets out its duties and responsibilities, can be found on our website at http://investor.protective.com/corporate-governance/compensation.
The Compensation Committee has retained Willis Towers Watson (“Willis”), an independent compensation consultant, to review, assess and provide input with respect to certain aspects of our compensation program for executive officers. The consultant reports directly to the Compensation Committee with respect to these services, and the Compensation Committee may replace the consultant at any time. The consultant gives the Compensation Committee advice about: 1) the compensation provided to officers at other companies, using proxy statement data, published survey sources, and the consultant’s proprietary data; 2) the amount and type of compensation to provide to our officers and key employees; 3) the value of long-term incentive grants; 4) the allocation of total compensation between cash and stock-based incentives; and 5) internal pay equity among key executives. Representatives of the compensation consultant attend regular Compensation Committee meetings and consult with the Chairperson of the Compensation Committee (with or without management present) upon request. The consultant also advises the Corporate Governance and Nominating Committee on director compensation.

Compensation Committee Interlocks and Insider Participation
During 2017, the members of our Compensation Committee were Mr. McMahon (Chairperson), Mr. Spikes, and Mr. Terry. No interlocking relationship (as defined in the SEC rules) existed during 2017 between any of these individuals and any of our executive officers.
Compensation Peer Group
For 2017, the compensation consultant focused on the pay practices of a peer group of 14 life insurance and financial services companies that are similar to us in size and business mix and that represent a possible source of officer and key employee talent. The Compensation Committee selects the companies in this compensation peer group taking into account the recommendations of the consultant and our management. The consultant also provides a summary of compensation survey data for other companies to give the Compensation Committee additional information for comparison purposes.
The compensation peer group for the 2017 compensation cycle included:

•	Lincoln National Corporation

•	Principal Financial Group, Inc.

•	Ameriprise Financial, Inc.

•	Aflac Incorporated

•	Genworth Financial, Inc.

•	Unum Group

•	Reinsurance Group of America, Inc.

•	CNO Financial Group, Inc.

•	Assurant, Inc.

•	Torchmark Corporation

•	Primerica, Inc.

•	FBL Financial Group, Inc.

•	XL Group Ltd.

•	StanCorp Financial Group, Inc.
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
Components of Our 2017 Compensation Program
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
The compensation consultant recommends a compensation package for our CEO. Our Human Resources Department provides the Compensation Committee with additional information about our officers and our compensation arrangements. Our CEO, with advice from the compensation consultant, recommends compensation packages for our senior officers; however, he does not provide recommendations about his own compensation.
As previously disclosed, effective upon the Merger, the named executive officers, as well as many other key officers, entered into Employment Agreements with the Company. The Employment Agreements prescribed, for the two-year (for Mr. Walker) or three-year (for Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen) employment period commencing on February 1, 2015, among other things, the minimum compensation and benefits that each named executive officer would be entitled to receive for his or her continuing services (including minimum base salaries; minimum annual bonus amounts; target long-term incentive compensation opportunities and the terms and conditions thereof (including normal and early retirement provisions); and retention payments). As noted above, the employment periods under these Employment Agreements have all now expired. The Employment Agreement with Mr. Johns was generally superseded by the terms of the Letter Agreement entered into with him in November 2017. Under the terms of the Letter Agreement, there was no change in Mr. Johns’ compensation arrangements through December 31, 2017. On and after January 1, 2018, for so long as Mr. Johns serves as the Company’s Executive Chairman, unless otherwise agreed, Mr. Johns will be working on a part-time basis and will be entitled to an annual base salary of $1.2 million, payable semi-monthly consistent with the Company’s normal payroll policy, and to the same perquisites and benefits as were currently in effect on the date of the Letter Agreement, but he will not be entitled to any new or additional annual incentive bonuses or long-term incentive grants. The Letter Agreement further provides that any amounts that had accrued to Mr. Johns under his Employment Agreement but that remained unpaid as of the date on which Mr. Johns executed the Letter Agreement, including any accrued but unpaid portion of his base salary and annual bonus with respect to 2017 performance, are to be paid to Mr. Johns no later than March 15, 2018. Any current or future amounts payable under outstanding long-term incentive awards are to be paid in accordance with the terms of such awards and his Employment Agreement. For more information about the Employment Agreements, the Transition Letter Agreement and the Letter Agreement, see “Potential Payments upon Termination or Change of Control” in this Item 11.
Base Salaries
Base salary is the primary fixed portion of executive pay. It compensates individuals for performing their day-to-day duties and responsibilities and provides them with a level of income certainty. Salary adjustments have historically been made in late February/early March and have been effective March 1 of that year. In making its base salary recommendations to the Board, the Compensation Committee considers the responsibilities of the job, individual performance, the relative value of a position, experience, comparisons to salaries for similar positions in other companies, and internal pay equity. For the CEO, the Compensation Committee also considers Company performance. No particular weighting is given to any of these factors. For 2017, minimum base salaries for Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen were established by their Employment Agreements with the Company. The 2017 salaries, as determined by the Committee, for Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen were greater than the minimum base salaries established by their Employment Agreements.
The Compensation Committee reviewed the performance and base salaries of the named executive officers at its February 2017 meeting. At the recommendation of the Compensation Committee, the Board approved the following annual base salaries (and the related percentage increases from the previously-effective base salaries), effective March 1, 2017: 1) Johns, $1,000,000 (0.0%); 2) Bielen, $620,000 (3.3%); 3) Walker, $415,000 (7.8%); 4) Long, $490,000 (2.1%); 5) Temple, $475,000 (11.8%); and 6) Thigpen, $515,000 (2.0%). In connection with Mr. Bielen’s promotion to CEO effective July 2017, the Board approved, at the recommendation of the Compensation Committee, an increase in his base salary to $750,000. At the recommendation of the Compensation Committee, there were no changes to Mr. Johns’ base salary in connection with his election to Executive Chairman of the Company through December 31, 2017; commencing January 1, 2018, his base salary became $1,200,000 per the terms of his Letter Agreement.

Annual Cash Incentive Awards
Officers and key employees are eligible for annual cash incentive opportunities under our annual incentive plan. The annual incentive plan’s purpose is to attract, retain, motivate and reward qualified officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to the Company’s performance. As previously disclosed, starting in 2017, none of the named executive officers were entitled to any guaranteed minimum amount of annual incentive payment. In February 2017, the Board approved the terms of the 2017 annual incentive opportunities for named executive officers.
The Compensation Committee recommends to the Board for its approval the target annual incentive opportunities and performance objectives for our named executive officers for the current year. Historically, in recommending these target opportunities, the Compensation Committee has considered the responsibilities of the job, individual performance, the relative value of a position, comparisons to annual incentive opportunities for similar positions in other companies, and internal pay equity. No particular weight is given to any of these factors.
Payment of annual incentives is based on achievement of one or more performance goals. For 2017, the Board of Directors established, at the recommendation of the Compensation Committee, these performance goals (weighted as shown in the table) for the named executive officers:

Goal (in millions, except percentages)	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
After-tax Adjusted Operating Income (60%)	$300	$350	$400
Value of New Business (30%)	$52	$62	$72
Expense Management (10%)	$501	$486	$471
RBC below 375% (Negative modifier (20%))	375%	375%	375%
After-tax adjusted operating income, measured from January 1 through December 31, 2017, is derived from pre-tax adjusted operating income with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Pre-tax adjusted operating income is calculated by adjusting “income before income tax” by excluding the following items:

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
Value of new business is measured as the expected value of new policies written from January 1 through December 31, 2017. The value of new business includes income expected to be realized in both the current year and future years. For purposes of the value of new business goal, the variable annuity business measurement is based on a market consistent embedded value analysis. All other business is measured as present value of expected future earnings from new sales above the 6.5% assumed cost of capital.
The expense management performance goal provides management with an incentive to prudently manage operating expenses and to maintain efficient operations. The expense management performance goal is measured from January 1 through December 31, 2017 and is defined as other operating expenses before the effect of policy acquisition cost deferrals, excluding interest expense, the effects of reinsurance, certain performance incentives, agent commissions, certain non-deferred selling costs, certain expenses associated with acquisition-related activity, expenses incurred as part of long-term expense reduction initiatives, certain legal costs, certain regulatory fees or other expenses imposed on the Company, and management fees paid to Dai-ichi Life. In addition, certain expense items are considered variable and are therefore adjusted based on variations in new business volumes.
RBC is the company action level “risk based capital” percentage of Protective Life Insurance Company (“PLICO”) as of December 31, 2017, determined as set forth in the applicable instructions established by the National Association of Insurance Commissioners (“NAIC”) and filed with the state of Tennessee, and based on statutory accounting principles. RBC is intended to be a limit on the amount of risk the Company can take, and it requires a company with a higher amount of risk to hold a higher amount of capital. The Board determined that the overall results achieved in adjusted operating earnings, expense management, and capital deployment goals would be reduced by 20% if RBC was less than 375% on December 31, 2017. For a further discussion of RBC, see Note 21, Statutory Reporting Practices and Other Regulatory Matters, to the audited financial statements included in this Annual Report on Form 10-K.
The amount payable based on each of the above-described performance objectives can range from 50% (for performance at threshold levels) to 200% (for performance at or above maximum) of the portion of target award related to such performance objective. At the threshold level of performance, fifty percent (50%) of the allocable portion of the target award will be payable, with 100% payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount payable will be determined by mathematical interpolation. The Compensation Committee recommends to the Board of Directors for its determination the achievement of the performance objectives for the incentive opportunities granted to the named executive officers in the previous year. For other officers and managers, the Compensation Committee reviews the total incentive opportunities and the methods used to determine individual payments.
At its February 21, 2018 meeting, the Board determined that, in respect to 2017 performance: 1) our after-tax adjusted operating income was $1,153 million; 2) our value of new business was $71 million; 3) our expense management amount was $480 million; and 4) our RBC was above 600%.
Long-Term Incentive Awards
In connection with the Merger in 2015, the Board approved a new long-term incentive program that established a formula equity value for the Company under which our named executive officers receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. In 2015 and 2016, the Compensation Committee granted three forms of long-term incentive awards (Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards, as defined below) to the named executive officers under the new program, the details of which were disclosed in the Company’s Annual Reports on Forms 10-K for the years ended December 31, 2015 and 2016. Those awards have the potential to vest and be earned beginning in 2017 and 2018.
In February 2017, the Compensation Committee and the Board determined a total target value of the long-term incentive awards to be granted to each executive officer in 2017. Such awards again consisted of Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards, which will vest or be earned on various dates in 2019 or 2020. In determining the total target value of long-term incentive awards in a given year, the Compensation Committee considers a named executive officer’s responsibilities, performance, previous long-term incentive awards, the amount of long-term incentives provided to officers in similar positions at our peer companies, and internal compensation equity. No particular weight is given to any of these factors. As previously disclosed, beginning with the awards made in 2015 and extending through the awards made in 2016 (for Mr. Walker) and in 2017 (for Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen), the Employment Agreements provide for a minimum target amount for awards that are made under our long-term incentive program. Additionally, under Ms. Long’s Transition Letter Agreement, her long-term incentive award had a minimum guaranteed value for 2017. Pursuant to the Employment Agreements, the performance metrics and weightings under the long-term incentive program are established by the Board, Dai-ichi Life, and the Company’s CEO.
The Compensation Committee considered a number of factors when it granted long-term incentive awards in 2017, including the desire to maintain the appropriate balance between performance-based and retention-based incentives and information provided by the compensation consultant comparing the value of our long-term incentive awards granted to named executive officers to the value provided by our compensation peer group.
The 2017 long-term incentive opportunities for the named executive officers are comprised of three separate awards:

1.
Performance units are generally designed to vest based on the achievement of two objectives - cumulative after-tax adjusted operating income (“Operating Income Objective”) and average return on equity (“ROE Objective”) - over the period from January 1, 2017 to December 31, 2019 and generally subject to the named executive officer’s continued employment until the applicable payment date of the earned award (the “Performance Unit Awards”);

2.
Restricted units are generally designed to vest in two equal installments on each of December 31, 2019 and December 31, 2020, are valued based on the tangible book value of the Company on the applicable vesting date and are generally subject to the named executive officer’s continued employment until such respective dates (the “Restricted Unit Awards”); and

3.
A dollar denominated award that is generally designed to vest in December 2019 based on the named executive officer’s continued employment, the value of which will be adjusted to reflect the change in the value of Dai-ichi Life’s common stock over the measurement period stated below (the “Parent Based Awards”).

The number of units subject to each Performance Unit Award is determined by dividing 60% of each named executive officer’s target long-term incentive opportunity by an amount equal to 90% of the Company’s applicable tangible book value per unit as of January 1, 2017. One-half of the units subject to each Performance Unit Award will be subject to achieving the ROE Objective and one-half will be subject to achieving the Operating Income Objective. The amount payable in respect of each unit can range from 0% (for performance against the applicable objective below the threshold level) to 200% (for performance at or above maximum). One hundred percent (100%) of the award will be payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount will be determined by mathematical interpolation.
Specifically, payment with respect to the ROE Objective will be based on the following schedule:

Average Return on Equity	Percentage of Performance Units Earned
Less than 5.2%	—%
5.6%	100%
6.1% or more	200%

There will be straight-line interpolation between average return on equity between 5.2% and 5.6% to determine the exact percentage to be paid between 0% and 100%; and between 5.6% and 6.1% to determine the exact percentage to be paid between 100% and 200%.
Payment with respect to the Operating Income Objective will be based on the following schedule:

Cumulative After-tax Adjusted Operating Income (Dollars In Millions)	Percentage of Performance Units Earned
Less than $985	—%
$1,075	100%
$1,165 or more	200%
There will be straight-line interpolation between cumulative after-tax adjusted operating income between $985,000,000 and $1,075,000,000 to determine the exact percentage to be paid between 0% and 100%; and between $1,075,000,000 and $1,165,000,000 to determine the exact percentage to be paid between 100% and 200%.
The Performance Unit Awards generally will be forfeited if the named executive officer’s employment terminates prior to the date of payment. However, a named executive officer whose employment terminates earlier due to death, disability or retirement on or after early retirement or normal retirement eligibility under the terms of the Qualified Pension Plan will receive a payment with respect to a pro-rata portion, based on service through the date of termination, of the Performance Unit Awards that would otherwise be payable (or such greater amount as the Compensation Committee may determine in its discretion), and the remaining portion will be forfeited.
The number of restricted units subject to each Restricted Unit Award is determined by dividing 30% of each named executive officer’s target long-term incentive opportunity by an amount equal to the Company’s applicable tangible book value per unit as of January 1, 2017. The initial cash value of the Parent Based Awards is equal to 10% of the target long-term incentive award opportunity for each named executive officer. At vesting, the amount payable in respect of such Parent Based Awards shall be such initial value multiplied by the percentage change in the value of the common stock of Dai-ichi Life, whether such value has increased or decreased, over the period from February 1, 2017 to December 31, 2019, as measured based on the average value of such common stock in February 2017 and December 2019, respectively.
Payment of the Restricted Unit Awards and Parent Based Awards will generally be contingent upon the officer’s being employed on the date of vesting, except that a named executive officer whose employment terminates due to death, disability, or retirement on or after normal retirement age under the terms of the Qualified Pension Plan will fully vest in such award. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the Parent Based Award, which will immediately vest, based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2017 and the retirement date, and the denominator of which is 36. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the restricted units, which will immediately vest, based on multiplying 1) the number of unvested restricted units that would become vested at the applicable dated by 2) a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2017 and the retirement date, and the denominator of which is (x) 36, in the case of the portion of the restricted units that would become vested at December 31, 2019, and (y) 48, in the case of the portion of the restricted units that would become vested at December 31, 2020.

 In the case of a special termination of the named executive officer, which consists of a termination of employment due to (i) a divestiture of a business segment or a significant portion of the assets of the Company or (ii) a significant reduction by the Company of its work force, the determination of whether, to what extent, and on what conditions any payment shall be made with respect to any unvested portion of your long-term incentive awards shall be at the discretion of the Compensation Committee. In the case of any other termination, the named executive officer’s Restricted Unit Awards and Parent Based Awards will be forfeited.
The Grants of Plan-Based Awards Table has more information about these awards.
Retirement and Deferred Compensation Plans
We believe it is important to provide our employees, including our named executive officers, with the opportunity to accumulate retirement savings. All similarly-situated employees earn benefits under our tax-qualified pension plan (“Qualified Pension Plan”) using the same formula. Benefits under our Qualified Pension Plan are limited by the Internal Revenue Code. We believe that we should provide retirement savings without imposing the restrictions on benefits contained in the Internal Revenue Code that would otherwise limit our employees’ retirement security. Therefore, like many large companies, we have implemented a nonqualified excess benefit pension plan (“Nonqualified Excess Pension Plan”) that makes up the difference between: 1) the benefit determined under the Qualified Pension Plan formula, without applying these limits; and 2) the benefit actually payable under the Qualified Pension Plan, taking these limits into account. All of the named executive officers, except for Mr. Johns, participate in the Nonqualified Excess Pension Plan.
In addition, we provide a nonqualified deferred compensation plan (“DCP”) for named executive officers and other key officers. Eligible officers may defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 94% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, or Parent Based Awards are earned (for the Restricted Unit Awards and Parent Based Awards, percentages are subject to reduction if the employee is eligible for early retirement). Officers were also entitled to defer up to 85% of their retention bonus installments payable under their Employment Agreements.
Employees that contribute a portion of their salary, overtime and cash incentives to our tax-qualified 401(k) plan (“401(k) Plan”) receive a dollar-for-dollar company matching contribution, which may be at the maximum 4% of the employee's eligible pay (which is subject to limits imposed by the Internal Revenue Code).
For more information about these plans, see the “All Other Compensation Table”, “Post-Employment Benefits”, and “Nonqualified Deferred Compensation” in this Item 11.
Perquisites and Other Benefits
The Company has other programs that help us attract and retain key talent and enhance their productivity. In 2017, we provided modest perquisites to our named executive officers, including a financial and tax planning program for certain senior officers and dining club memberships for Mr. Johns. We reimburse the officers for business-related meals in accordance with our regular policies. They pay for all personal meals.
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
Under this program, we do not operate any aircraft, own a hangar, or employ pilots. Instead, we have purchased a fractional interest in each of four aircraft. We pay a fixed fee per aircraft, plus a variable charge for hours actually flown, in exchange for the right to use the four aircraft for an aggregate of approximately 400 hours per year. Our directors, officers, and employees use these aircraft for selected business trips, and, in certain circumstances, a spouse or guest of a director or officer may accompany him or her on business-related travel. All travel under the program must be approved by the Executive Chairman. Whether a particular trip will be made on a Company aircraft or on a commercial flight depends, in general, upon the availability of commercial air service at the destination, the schedule and cost of the commercial air travel, the number of employees who are making the trip, the expected travel time, and the need for flexible travel arrangements.
Based on information provided by the compensation consultant, the Compensation Committee has adopted a policy that allows each of the Executive Chairman and the CEO (and their respective guests) to use the Company aircraft for personal trips for up to 25 hours per year to reduce their personal travel time and thereby increase the time they can effectively conduct Company business. The Company does not provide tax reimbursement payments with respect to this air travel.
Spousal Travel Policy
If an employee’s spouse travels with the employee on Company business, we reimburse the employee for the associated travel expenses if the spouse’s presence on the trip is deemed necessary or appropriate for the purpose of the trip. Beginning in 2017, the Company provides the named executive officers with tax reimbursement payments with respect to these reimbursed expenses.
For more information about perquisites and other benefits, see the “All Other Compensation Table” in this Item 11.
Accounting and Tax Issues
Prior to the enactment of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law on December 22, 2017, and generally became effective for the Company on January 1, 2018, we were not subject to the executive compensation deduction limitations of Section 162(m) of the Internal Revenue Code since the date of the Merger because the Company has not had any publicly traded equity securities. However, as a result of the enactment of the Tax Reform Act, Section 162(m) now applies to all companies that file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934, including companies that have issued publicly traded debt securities. Accordingly, effective January 1, 2018, the Company became subject to Section 162(m). Section 162(m) generally imposes a $1 million limit on the amount of compensation that a public company can deduct in any one year for any “covered employee”. Under Section 162(m), as amended by the Tax Reform Act, the following individuals will be considered our covered employees whose compensation by us is generally subject to Section 162(m)’s deduction limitations for the tax year beginning January 1, 2018:

•	Any individual who served as the Company's principal executive officer or principal financial officer at any time during the taxable year;

•	The three most highly compensated executive officers of the Company (as identified in the Summary Compensation Table of this Annual Report on Form 10-K) for the taxable year; and

•	Any individual who has been a covered employee for any prior tax years, beginning January 1, 2018.
As a result of the Tax Reform Act, compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain written binding arrangements that were in place as of November 2, 2017 and that have not been materially modified after such date. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m), including the uncertain application of transition relief to companies that had not been subject to Section 162(m) prior to the effectiveness of the Tax Reform Act, it is unclear whether or to what extent the deferred tax assets related to amounts paid or payable by the Company to covered employees after January 1, 2018 pursuant to written binding arrangements that were in place on November 2, 2017 will be subject to the $1 million dollar deduction limit of Section

162(m). Further, the Compensation Committee reserves the right to modify compensation arrangements that were in effect as of November 2, 2017 if it determines that such modifications are consistent with the Company’s business needs.
While the Compensation Committee may consider the deductibility of awards as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by Company for tax purposes.
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
Clawback Policy
Under the federal securities laws, if we have to prepare an accounting restatement due to our material noncompliance due to misconduct with the United States Securities and Exchange Commission (the “SEC”) financial reporting requirements, then our CEO and Chief Financial Officer would have to reimburse us for: 1) any bonus or other incentive or equity-based compensation they received during the twelve-month period after we first issue or file the financial document that reflects the restatement; and 2) any profits they realized from the sale of our stock during the twelve-month period.
The Company’s long-term incentive award agreements include a provision requiring the executive to repay, as liquidated damages, amounts received under the awards if the Compensation Committee reasonably determines in good faith that the executive violated certain provisions of the award agreement related to soliciting customers or employees, violating trade secret protections, or failing to cooperate with the Company in connection with claims, lawsuits, arbitrations, proceedings, examinations, inquiries or investigations involving the Company.
Risk Assessment
Based on its review of the Company’s compensation policies as described in the Compensation Discussion and Analysis, the Compensation Committee concluded that our compensation program in 2017: 1) provided the appropriate level of compensation to our senior officers; 2) was properly designed to link compensation and performance; and 3) did not encourage our officers or employees to take unnecessary and excessive risks or to manipulate earnings or other financial measures.
COMPENSATION COMMITTEE REPORT
The Compensation and Management Succession Committee reviewed and discussed the Compensation Disclosure and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this annual report.
COMPENSATION AND MANAGEMENT
SUCCESSION COMMITTEE
John J. McMahon, Jr., Chairperson
Jesse J. Spikes
William A. Terry

Summary Compensation Table
The following table sets forth the total compensation earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Summary Compensation Table
Name and principal position with the Company (a)	Year (b)	Salary ($) (c)	Bonus(1) ($) (d)	Non equity incentive plan compensation(2) ($) (g)	Change in pension value & nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total Compensation ($) (j)
John D. Johns	2017	$1,000,000	$—	$11,148,951	$82,343	$896,109	$13,127,403
Executive Chairman of the Company(3)	2016	$1,000,000	$2,223,000	$—	$2,264,908	$896,668	$6,384,576
	2015	$995,833	$2,223,000	$208,000	$2,467,337	$167,491	$6,061,661
Richard J. Bielen	2017	$681,667	$1,627,380	$4,270,394	$1,224,334	$198,586	$8,002,361
President and Chief Executive Officer (principal executive officer)(4)	2016	$591,667	$2,540,881	$—	$868,418	$179,510	$4,180,476
	2015	$545,833	$2,540,881	$115,000	$1,186,527	$60,815	$4,449,056
Steven G. Walker	2017	$410,000	$—	$1,477,680	$119,931	$57,913	$2,065,524
Executive Vice President and Chief Financial Officer (principal financial officer)(5)	2016	$379,167	$919,725	$—	$85,164	$85,067	$1,469,123
Deborah J. Long	2017	$488,333	$1,057,059	$1,815,482	$733,306	$118,780	$4,212,960
Executive Vice President, Chief Legal Officer and Secretary	2016	$477,500	$1,525,404	$—	$633,972	$136,441	$2,773,317
	2015	$462,500	$1,525,404	$56,200	$577,628	$55,343	$2,677,075
Michael G. Temple	2017	$466,667	$679,770	$1,766,132	$54,877	$38,728	$3,006,174
Executive Vice President, Finance and Risk	2016	$420,833	$1,103,870	$—	$34,542	$39,116	$1,598,361
	2015	$395,833	$1,103,870	$62,100	$33,628	$958,945	$2,554,376
Carl S. Thigpen	2017	$513,333	$1,322,799	$2,463,014	$1,142,024	$107,407	$5,548,577
Executive Vice President and Chief Investment Officer	2016	$502,500	$2,025,300	$—	$1,126,676	$146,125	$3,800,601
	2015	$487,500	$2,025,300	$76,400	$1,217,685	$50,018	$3,856,903

(1)
For 2017, these numbers include: (i) the following amounts of retention bonuses under the terms of the named executive officer's Employment Agreement, which will be paid on or prior to March 15, 2018 for 2017 service: Mr. Bielen, $1,627,380; Ms. Long, $1,016,403; Mr. Temple, $679,770; and Mr. Thigpen, $1,322,799; and (ii) for Ms. Long, a payment of $40,656, which represents the amount of the supplemental matching contribution that would have been paid by the Company under the DCP in respect of her final retention bonus payment but for her transition to part-time service effective January 1, 2018.

(2)
For 2017, these numbers include: (i) the following amounts of cash incentives payable on or prior to March 15, 2018 for 2017 performance under our annual incentive plan: Mr. Johns, $2,496,000; Mr. Bielen, $1,728,000; Mr. Walker, $557,800; Ms. Long, $611,500; Mr. Temple, $684,000; and Mr. Thigpen, $840,500; (ii) the following amounts of Performance Unit Awards earned with respect to the 2015-2017 performance period (granted in 2015), and that are payable in cash on or prior to March 15, 2018: Mr. Johns, $7,291,811; Mr. Bielen, $2,142,559; Mr. Walker, $775,259; Ms. Long, $994,027; Mr. Temple, $911,989; and Mr. Thigpen, $1,367,300; (iii) the following amounts paid with respect to the first installment of the Restricted Unit Awards that vested on December 31, 2017 (granted in 2015) and that will be paid in cash on or prior to March 15, 2018: Mr. Johns: $820,380; Mr. Bielen, $240,987; Mr. Walker, $87,165; Ms. Long, $111,777; Mr. Temple, $102,548; and Mr. Thigpen, $153,821; (iv) the following amounts of Parent Based Awards that vested on December 31, 2017 (granted in 2015), and that are payable in cash on or prior to March 15, 2018: Mr. Johns, $540,760; Mr. Bielen, $158,848; Mr. Walker, $57,456; Ms. Long, $73,679; Mr. Temple, $67,595; and Mr. Thigpen, $101,393; and (v) for Ms. Long, a payment of $24,500, which represents the amount of the supplemental matching contribution that would have been paid by the Company under the DCP in respect of her annual incentive award payment for 2017 but for her transition to part-time service effective January 1, 2018.

(3)	From January 2017 to June 30, 2017, Mr. Johns served as Chairman and CEO.

(4)	From January 2017 to June 30, 2017, Mr. Bielen served as President and Chief Operating Officer.

(5)	Mr. Walker was not a named executive officer for 2015.
Discussion of Summary Compensation Table
Column (c)-Salary. These amounts include base salary for 2017 that the named executive officer contributed to our 401(k) Plan and to our DCP. The Nonqualified Deferred Compensation Table has more information about 2017 participation in the DCP.
Column (d)-Bonus.   For 2017, these amounts include 1) for Mr. Bielen, Ms. Long, Mr. Temple and Mr. Thigpen, retention bonuses payable on or prior to March 15, 2018 under the terms of the Employment Agreements for 2017 service and 2) for Ms. Long, a payment of $40,656, which represents the amount of the supplemental matching contribution that would have been paid by the Company under the DCP in respect of her final retention bonus payment but for her transition to part-time service effective January 1, 2018. For 2016, these amounts include 1) for all of the named executive officers, annual cash incentives guaranteed under the Employment Agreements payable in 2017 for 2016 performance and 2) for Mr. Bielen, Mr. Walker, Ms. Long, and Mr. Thigpen, retention bonuses payable in 2017 under the terms of the Employment Agreements for 2016 service. For 2015, these amounts include 1) for all of the named executive officers, annual cash incentives guaranteed under the Employment Agreements payable in 2016 for 2015 performance and 2) for Mr. Bielen, Mr. Walker, Ms. Long, and Mr. Thigpen, retention bonuses payable in 2016 under the terms of the Employment Agreements for 2015 service.

Column (g)-Non-equity incentive plan compensation. For 2017, these amounts reflect 1) the cash incentives payable on or prior to March 15, 2018 for 2017 performance under our annual incentive plan, 2) the Performance Unit Awards earned with respect to the 2015-2017 performance period (granted in 2015), and that are payable on or prior to March 15, 2018, 3) for all of the named executive officers, the first installment of the Restricted Unit Awards that vested on December 31, 2017 (granted in 2015) and that are payable on or before March 15, 2018, 4) the Parent Based Awards that vested on December 31, 2017 (granted in 2015), and that are payable on or prior to March 15, 2018, and 5) for Ms. Long, a payment of $24,500, which represents the amount of the supplemental matching contribution that would have been paid by the Company under the DCP in respect of her annual incentive award payment for 2017 but for her transition to part-time service effective January 1, 2018. For 2015, these amounts reflect the cash incentives payable in March 2016 for 2015 performance under our annual incentive plan in excess of the amounts guaranteed under the Employment Agreements. These amounts are based on the achievement of the Company’s goals as determined by the Compensation Committee and the Board. All amounts reflected include any portion of the incentives that the named executive officer elected to contribute to our 401(k) Plan or to our DCP. The Grants of Plan-Based Awards Table and discussion following the table have more information about the 2017 annual incentive opportunity.
Column (h)-Change in pension value and nonqualified deferred compensation earnings. These amounts represent the increase or decrease in the actuarial present value of the named executive officer’s benefits under our tax Qualified Pension Plan and our Nonqualified Excess Pension Plan. Changes in interest rates can significantly affect these numbers from year to year. For 2017, the total change in the present value of pension benefits for each named executive officer was divided between the plans as follows:

Name	Qualified Pension Plan	Nonqualified Excess Pension Plan
Johns	$82,343	$—
Bielen	$164,227	$1,060,107
Walker	$54,042	$65,889
Long	$168,995	$564,311
Temple	$17,384	$37,493
Thigpen	$214,888	$927,136
The Pension Benefits Table has more information about each officer's participation in these plans.
All of the named executive officers have account balances in our DCP. The earnings on a named executive officer’s balance reflect the earnings of notional investments selected by that named executive officer. These earnings are the same as for any other investor in these investments, and we do not provide any above-market or preferential earnings rates.
The grants of Performance Unit Awards, Restricted Unit Awards and Parent Based Awards, which are cash-based awards, are not reflected in the Summary Compensation Table. The awards will be reflected in the Summary Compensation Table in the year in which they are earned. The Grants of Plan-Based Awards Table provides information about the Performance Unit Awards, Restricted Unit Awards and Parent Based Awards that were granted in 2017.
Column (i)—All other compensation. For 2017, these amounts include the following:

All Other Compensation Table
Name	401(k) matching	Nonqualified deferred compensation plan contributions	Financial planning program	Other perquisites
Johns	$10,800	$747,745	$14,782	$122,782
Bielen	$10,800	$120,994	$—	$66,792
Walker	$10,800	$32,358	$14,755	$—
Long	$10,800	$73,195	$14,782	$20,003
Temple	$10,800	$13,400	$14,528	$—
Thigpen	$10,800	$95,076	$—	$1,531
401(k) Matching
Our employees can contribute a portion of their salary, overtime and cash incentives to our 401(k) Plan and receive a dollar-for-dollar company matching contribution. The maximum match is 4% of the employee's eligible pay (which is subject to limits imposed by the Internal Revenue Code). The table shows the matching received by the named executive officers.

Nonqualified Deferred Compensation Plan Contributions
The table includes, with respect to each of the executives, supplemental matching contributions that we made under our DCP to each named executive officer's account in 2017 with respect to the officer's participation in our DCP during 2016 (“DCP Supplemental Matching Contribution”). The Nonqualified Deferred Compensation Table provides more information about this plan. Additionally, the table includes, with respect to Mr. Johns, a lump sum amount that was determined as if he accrued a benefit in the Nonqualified Excess Pension Plan during 2017 and which is credited to his book-entry retirement pay deferral account ($618,028). For more information on this retirement pay deferral account, see “Discussion of Nonqualified Deferred Compensation Table - Retirement Pay Deferral Account for John D. Johns” in this Item 11.
Financial Planning Program
These amounts include the amounts we pay for the fees and travel expenses of the third party provider of our financial and tax planning program.
Other Perquisites
These amounts include: 1) the amount we paid for club memberships for Mr. Johns ($3,704) and Mr. Thigpen ($600); 2) the amount of expense reimbursement that we paid to Mr. Johns ($5,766) and Mr. Bielen ($20,660) under our spousal travel policy; 3) the amount we paid for sporting events to Mr. Johns ($2,332) and Mr. Bielen ($3,492); 4) payments to Ms. Long for legal fees ($19,800); 5) the amount we paid to Mr. Thigpen for a hunting trip ($400); 6) the amount of gross-up payments we paid for spousal travel for Mr. Johns ($5,103) and Mr. Bielen ($18,284); 7) the amount of gross-up payments we paid for sporting events and travel to Mr. Johns ($2,064) and Mr. Bielen ($3,090); 8) the amount paid for spousal meals to Mr. Johns ($441), Mr. Bielen ($30) and Ms. Long ($203); 9) the amount paid for gifts to Mr. Johns ($241) and Mr. Bielen ($241); and 10) the estimated incremental cost that we incurred in 2017 for Mr. Johns or his guests to use Company aircraft for personal trips ($103,372) and Mr. Bielen and his guests to use Company aircraft for personal trips ($20,995). The estimated incremental cost is based on incremental hourly charges and fuel allocable to the personal travel time on the aircraft. From time-to-time, family members of the named executive officers are accommodated as additional passengers on flights on Company aircraft. There is no incremental cost to the Company for this perquisite.

Grants of Plan-Based Awards During 2017
We adopted a long-term incentive program in 2015 that established a formula equity value for the Company under which our named executive officers will receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. The 2017 long-term incentive opportunities for the named executive officers are comprised of three separate awards: 1) Performance Unit Awards; 2) Restricted Unit Awards; and 3) Parent Based Awards.
This table has information about: 1) the long-term incentive awards granted in 2017 and 2) the annual incentive awards granted in 2017, which will be payable in March 2018. Because we no longer have publicly traded stock, none of the incentive awards granted in 2017 were equity incentive awards.

Grants of Plan-Based Awards Table

						Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Type of Award		Number of Units (c)		Threshold ($) (d)	Target ($) (e)		Maximum ($) (f)
Johns	3/15/17	Annual Incentive	(1)	—		$650,000	$1,300,000	(1)	$2,600,000
	3/15/17	Performance Unit Awards	(2)	29,085	(2)	—	2,908,500	(2)	5,817,000
	3/15/17	Restricted Unit Awards	(3)	13,090	(3)	—	1,309,000	(3)	—
	3/15/17	Parent Based Awards	(4)	4,363	(4)	—	436,300	(4)	—
Bielen	3/15/17	Annual Incentive	(1)	—		$450,000	$900,000	(1)(6)	$1,800,000
	3/15/17	Performance Unit Awards	(2)	10,400	(2)	—	1,040,000	(2)	2,080,000
	7/1/17	Performance Unit Awards	(2)	2,435	(2)(5)	—	243,500	(2)(5)	487,500
	3/15/17	Restricted Unit Awards	(3)	4,680	(3)	—	468,000	(3)	—
	7/1/17	Restricted Unit Awards	(3)	1,095	(3)(5)	—	109,500	(3)(5)	—
	3/15/17	Parent Based Awards	(4)	1,560	(4)	—	156,000	(4)	—
	7/1/17	Parent Based Awards	(4)	365	(4)(5)	—	36,500	(4)(5)
Walker	3/15/17	Annual Incentive	(1)	—		$145,250	$290,500	(1)	$581,000
	3/15/17	Performance Unit Awards	(2)	3,500	(2)	—	350,000	(2)	700,000
	3/15/17	Restricted Unit Awards	(3)	1,575	(3)	—	157,500	(3)	—
	3/15/17	Parent Based Awards	(4)	525	(4)	—	52,500	(4)	—
Long	3/15/17	Annual Incentive	(1)	—		$159,250	$318,500	(1)	$637,000
	3/15/17	Performance Unit Awards	(2)	3,865	(2)	—	386,500	(2)	773,000
	3/15/17	Restricted Unit Awards	(3)	1,740	(3)	—	174,000	(3)	—
	3/15/17	Parent Based Awards	(4)	580	(4)	—	58,000	(4)	—
Temple	3/15/17	Annual Incentive	(1)	—		$178,150	$356,300	(1)	$712,600
	3/15/17	Performance Unit Awards	(2)	4,665	(2)	—	466,500	(2)	933,000
	3/15/17	Restricted Unit Awards	(3)	2,100	(3)	—	210,000	(3)	—
	3/15/17	Parent Based Awards	(4)	700	(4)	—	70,000	(4)	—
Thigpen	3/15/17	Annual Incentive	(1)	—		$218,900	$437,800	(1)	$875,600
	3/15/17	Performance Unit Awards	(2)	5,335	(2)	—	533,500	(2)	1,067,000
	3/15/17	Restricted Unit Awards	(3)	2,400	(3)	—	240,000	(3)	—
	3/15/17	Parent Based Awards	(4)	800	(4)	—	80,000	(4)	—

(1)
These numbers reflect the target and maximum payouts to the named executive officers under the annual incentive plan. The level of payout is tied to the Company's after-tax adjusted operating income, value of new business, expense management, and RBC.

(2)
These numbers reflect the Performance Unit Awards granted to each named executive officer along with the estimated payouts at the threshold, target, and maximum amounts. The number of Performance Unit Awards determined to be granted reflect a discount to the book value to reflect the risk of forfeiture associated with performance conditions. The level of payout is tied to the Company’s ROE and cumulative after-tax adjusted operating income. These values reflect a reasonable estimate based on a value of each unit at $100 at the date of grant using the grant-date tangible book value of the Company.

(3)	These numbers reflect the Restricted Unit Awards and target value of Restricted Unit Awards granted to each named executive officer.

(4)	These numbers reflect the Parent Based Awards and target value of the Parent Based Awards granted to each named executive officer.

(5)	These numbers reflect an off-cycle award based on Mr. Bielen's promotion to CEO on July 1, 2017.

(6)	Upon Mr. Bielen's promotion to CEO on July 1, 2017, his target was increased to 120% for the entirety of the 2017 plan year.
Discussion of Grants of Plan-Based Awards Table
Column (b) - Grant date.
At its February 21, 2017 meeting, the Board granted long-term incentive awards valued in the amounts reflected in the table with a grant date of March 15, 2017.

Column (c) - Number of units.
These amounts reflect the number of each of the Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards granted to the named executive officers in 2017. The target value of each award is reflected in column (e).
Columns (d), (e), and (f) - Estimated possible payouts under non-equity incentive plan awards.
For a discussion of the performance targets and the estimated possible payouts under non-equity incentive plan awards, see “Annual Cash Incentive Awards” and “Long Term Incentive Awards” in the Compensation Disclosure and Analysis above.
Termination of Employment; Change of Control
Special vesting and payment provisions apply to Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards if the officer's employment ends. See “Potential Payments upon Termination or Change of Control” in this Item 11 for more information.
Outstanding Equity Awards at December 31, 2017
The named executive officers had no outstanding equity awards as of December 31, 2017.
Option Exercises and Stock Vested During 2017
In 2017, none of the named executive officers held any awards that were exercisable for, convertible into or that may be settled for stock of the Company.

Adoption of Annual Incentive Plan and Long-Term Incentive Plan

On November 6, 2017, the Board adopted the Protective Life Corporation Annual Incentive Plan (“AIP”) and the Protective Life Corporation Long-Term Incentive Plan (“LTIP”). The Company intends to make grants of annual and long-term incentives under the AIP and the LTIP, respectively, to officers and key employees of the Company and its subsidiaries beginning in 2018. A summary of these plans follows.

Annual Incentive Plan
Under the AIP, officers and key employees of the Company and its subsidiaries are eligible for annual cash incentive opportunities based upon the achievement of key annual goals that will enhance Company performance and shareowner value. The Compensation Committee will designate the officers and key employees to participate in the AIP (“Participants”).
For each calendar year, the Compensation Committee will recommend for approval by the Board the performance objective or objectives that must be satisfied in order for Participants to be eligible to receive an incentive payment for that year. The performance objectives established under the AIP shall be related to one of the following criteria, which may be determined solely by reference to the performance of the Company or a subsidiary or a division or business unit or based on comparative performance relative to other companies: net income; operating income; book value; embedded value or economic value added; return on equity, assets or invested capital; assets, sales or revenues or growth in assets, sales or revenues; efficiency or expense management; capital adequacy (including risk-based capital); investment returns or asset quality; completion of acquisitions, financings, or similar transactions; customer service metrics; the value of new business or sales; or such other reasonable criteria as the Compensation Committee may recommend and the Board may approve. With respect to any Participant, the Compensation Committee may establish multiple performance objectives.
The AIP provides that the Compensation Committee will establish a target amount for each Participant and that Participants’ targeted amounts may be aggregated to create a pool to be allocated in the discretion of the Compensation Committee. The Compensation Committee may establish the pool in respect of any performance objective based on the extent to which the objective is met or exceeded, or the extent to which objectives are only partially achieved. The Compensation Committee may provide that amounts below or in excess of the aggregate of all Participant targets for such performance objective will be funded for performance in excess of, or at stated levels below, targeted performance. The Compensation Committee may also establish a threshold level of achievement for any performance objective below which no amount shall be funded in respect of such performance objective. Additionally, the Compensation Committee may, in its discretion, allocate the pool among divisions or business units, in which case the authorized manager of each division or business unit will then (i) make individual determinations regarding the contribution of each Participant in his or her respective division or business unit to the achievement of the overall stated performance objectives, and (ii) recommend, for approval by the Compensation Committee, the amount payable, if any, from such division or business unit allocation to each such Participant.
The Compensation Committee may delegate any and all of its duties and responsibilities (including the selection of Participants) in respect of any Participants (other than the Executive Chairman, President and Chief Executive Officer and all members of the Company’s Performance and Accountability Committee) to a committee of officers comprised of the President and Chief Executive Officer and any two or more of certain specified Company officers.
Unless the Compensation Committee otherwise determines to pay the Participant a greater amount, if a Participant’s employment terminates due to death, disability or normal or early retirement under the terms of the Qualified Pension Plan, the Participant shall receive an annual incentive payment equal to the amount the Participant would have received if the Participant had remained employed through the end of the year, pro-rated based on the number of days that elapsed during the year in which the termination occurs. Except as provided in the prior sentence, unless the Compensation Committee shall determine to authorize a payment, no amount shall be payable to a Participant as an annual incentive award unless the Participant is still an employee of the Company or one of its subsidiaries on the date payment is made or such earlier date as the Compensation Committee may specify.
 The AIP is effective with respect to the calendar year beginning January 1, 2018, and will continue in effect until otherwise amended or terminated by the Board.
Long Term Incentive Plan
Under the LTIP, employees of the Company and its subsidiaries are eligible to receive three types of incentive awards (collectively, “Awards”):

1.
 “Performance Unit,” an Award which becomes vested and non-forfeitable upon the attainment, in whole or in part, of performance objectives, determined by the Compensation Committee, during an award period, and which is payable in cash based amounts set by the Compensation Committee.

2.
“Restricted Unit,” an Award which becomes vested and non-forfeitable, in whole or in part, upon the satisfaction of such conditions as shall be determined by the Compensation Committee, and which is payable in cash based on the Company’s “Tangible Book Value Per Unit,” as defined in the LTIP.

3.	“Parent-Based Award,” a cash-denominated Award based on the value of the common stock of the Company’s sole stockholder, Dai-ichi Life or its successor over the life of the Award.

Under the LTIP, the Compensation Committee shall select the eligible participants (“LTIP Participants”), the number of Awards each LTIP Participant will be granted, and the performance criteria (if any) for each Award. In the case of Performance Units, the performance objectives shall be related to at least one of the following criteria, which may be determined solely by reference to the performance of the Company or a division or subsidiary or based on comparative performance relative to other companies: (i) pre-tax and/or after-tax adjusted operating income, operating earnings, net income, operating income, book value, embedded value or economic value added of the Company or a subsidiary, division or business unit (including measures on a per share basis) or the accumulated earnings of any of the foregoing, (ii) return on equity, assets or invested capital, (iii) assets, sales or revenues, or growth in assets, sales or revenues, of the Company or a subsidiary, division or business unit, (iv) efficiency or expense management (such as unit cost), (v) risk management or third-party ratings, (vi) capital adequacy (including risk-based capital), (vii) investment returns or asset quality, (viii) premium income or earned premium, (ix) value of new business or sales, (x) negotiation or completion of acquisitions, financings or similar transactions, (xi) customer service metrics, and (xii) such other reasonable criteria as the Compensation Committee may determine. The Compensation Committee may change the performance objectives applicable with respect to any Performance Units to reflect such factors, including changes in a LTIP Participant’s duties or responsibilities or changes in business objectives, as the Compensation Committee shall deem necessary or appropriate.

The Compensation Committee may delegate any and all of its authority (including the selection of LTIP Participants) with respect to any LTIP Participants (other than the Executive Chairman, President and Chief Executive Officer and Performance and Accountability Committee members) to a committee comprised of the President and Chief Executive Officer and any two or more of certain officers listed in the LTIP.

The LTIP provides for special payouts of Awards upon certain change of control transactions of the Company as defined in the LTIP. In addition, in the case of Parent-Based Units, the payouts will occur upon a change of control of Dai-ichi Life.
The LTIP provides that upon a termination of a LTIP Participant’s employment due to death, disability, or normal retirement, all Restricted Units and Parent-Based Awards will become fully vested and, unless the Compensation Committee determines to provide for treatment that is more favorable to a Participant, all Performance Units will vest pro rata based on the LTIP Participant’s period of employment during the award period relative to the total length of the award period. The LTIP has special vesting provisions for the Awards upon a termination of employment due to early retirement and special vesting and payment provisions for termination after a major divestiture or reduction in force by the Company. In the case of a termination “for cause” (as defined in the LTIP), all vested and unvested Awards are forfeited. Otherwise, unvested amounts generally are forfeited upon termination of employment.

Post-Employment Benefits
This table contains information about benefits payable to the named executive officers upon their retirement.

Pension Benefits Table
Name (a)	Plan Name (b)	Number of years credited service (#) (c)(1)	Present value of accumulated benefit ($) (d)(2)	Payments during the last fiscal year ($) (e)
Johns	Pension	24	$1,230,743	$—
	Excess Pension		—	—
	Total		$1,230,743	$—
Bielen	Pension	27	$1,014,041	$—
	Excess Pension	27	5,809,431	—
	Total		$6,823,472	$—
Walker	Pension	16	$375,925	$—
	Excess Pension	16	439,443	—
	Total		$815,368	$—
Long	Pension	24	$1,216,748	$—
	Excess Pension	24	3,778,715	—
	Total		$4,995,463	$—
Temple	Pension	5	$57,178	$—
	Excess Pension	5	111,998	—
	Total		$169,176	$—
Thigpen	Pension	34	$1,535,826	$—
	Excess Pension	34	6,471,106	—
	Total		$8,006,932	$—

(1)	The number of years of service that are used to calculate the named executive officer's benefit under each plan, as of December 31, 2017.

(2)
The actuarial present value of the named executive officer's benefit under each plan as of December 31, 2017. The valuation method and material assumptions that we used to calculate these amounts are set forth in Note 16, Employee Benefit Plans, of the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Discussion of Pension Benefits Table
We have “defined benefit” pension plans, as further described below, to help provide our eligible employees with retirement security.
Qualified Pension Plan
Almost all of our full-time employees participate in our Qualified Pension Plan. The Qualified Pension Plan provides different benefit formulas for three different groups: 1) the “grandfathered group” (any employee employed on December 31, 2007 whose age plus years of vesting service total 55 of more as of that date); 2) the “non-grandfathered group” (any employee employed on December 31, 2007 whose age plus years of vesting service was less than 55 as of that date); and 3) the “post-2007 group” (any employee first hired after December 31, 2007 or any former employee who is rehired after that date).
Mr. Johns, Mr. Bielen, Ms. Long, and Mr. Thigpen are in the grandfathered group; and Mr. Walker is in the non-grandfathered group.
For employees in the grandfathered group and non-grandfathered group, the monthly life annuity benefit payable under the Qualified Pension Plan at normal retirement age (usually age 65) for service before 2008 equals:

•	1.1% of the employee's final average pay times years of service through 2007 (up to 35 years), plus

•	0.5% of the employee's final average pay over the employee's Social Security covered pay times years of service through 2007 (up to 35 years), plus

•	0.55% of the employee's final average pay times years of service through 2007 (in excess of 35 years).

For service after 2007, employees in the grandfathered group continue to earn a monthly life annuity benefit payable at normal retirement age (usually age 65), calculated as follows:

•	1.0% of the employee's final average pay times years of service after 2007 (up to 35 years minus service before 2008), plus

•	0.45% of the employee's final average pay over the employee's Social Security covered pay times years of service after 2007 (up to 35 years minus service before 2008), plus

•	0.50% of the employee's final average pay times the lesser of years of service after 2007 and total years of service minus 35 years.
The total benefit payable to employees in the grandfathered group will not be less than the benefit the employee would have received had he been a non-grandfathered employee.
For service after 2007, employees in the non-grandfathered group and post-2007 group earn a hypothetical account balance that is credited with pay credits and interest credits. Interest is credited to a participant's account effective as of December 31 of each year, based on the value of the participant's account on January 1 of that year. The interest rate is based on the 30-year Treasuries' constant maturities rate published by the IRS. The rate for a calendar year is the rate published for October of the previous year. Pay credits for a year are based on a percentage of eligible pay for that year, as follows:

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
Eligible pay includes components of pay such as base salary, overtime and annual incentive awards. Pay does not include payment of certain commissions, performance shares, gains on SAR exercises, vesting of restricted stock units, severance pay, or other extraordinary items.
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
If an employee chooses one of these benefit options, the benefit is adjusted using the interest rate assumptions and mortality tables specified in the Qualified Pension Plan, so it has the same actuarial value as the benefit determined by the Qualified Pension Plan formulas.
An employee whose employment ends before age 65 may begin benefit payments after termination of employment. The benefit for service before 2008 is reduced for commencement before age 65, so the benefit remains the actuarial equivalent of a benefit beginning at age 65.
If an employee retires on or after age 55 with at least 10 years of vesting service, the employee may take an "early retirement" benefit with respect to benefits earned through 2007, beginning immediately after employment ends. Mr. Johns, Mr. Bielen, Mr. Walker, Ms. Long, and Mr. Thigpen are eligible for early retirement. The early retirement benefit for pre-2008 service is based on the Qualified Pension Plan formula. The benefit is reduced below the level of the age 65 benefit; however, the reduction for an early retirement benefit is not as great as the reduction for early commencement of a vested benefit. (For example, the early retirement reduction at age 55 is 50%; the actuarial reduction (using the Qualified Pension Plan interest rates and mortality tables) is 62%. At age 62, the early retirement reduction is 20%, and the actuarial reduction is 27%).
Nonqualified Excess Pension Plan
Benefits under our Qualified Pension Plan are limited by the Internal Revenue Code. We believe we should pay our employees the total pension benefit they have earned, without imposing these Code limits. Therefore, like many large companies, we have a Nonqualified Excess Pension Plan that makes up the difference between: 1) the benefit determined under the Qualified Pension Plan formula, without applying these limits; and 2) the benefit actually payable under the Qualified Pension Plan, taking these limits into account.
Pursuant to the Nonqualified Excess Pension Plan’s change of control provision, an employee will receive a lump sum payment of his or her pre-2005 excess pension benefit in January immediately following the employee’s date of termination. Prior to the Merger in 2015, benefits under the Nonqualified Excess Pension Plan with respect to service before 2005 were paid at the same time and in the same form as the related benefits under our Qualified Pension Plan. For an employee’s post-2004 benefit, an employee will receive payment pursuant to the employee’s original payment election (lump sum or annuity) three or six months after termination, as applicable based on whether the employee is a "specified employee" under Section 409A of the Internal Revenue Code. For any distributions to an employee employed on the date of the Merger in 2015, the more favorable lump sum factors will be used to calculate the benefit. These more favorable lump sum factors include the use of (a) the mortality table used for determining lump sum payment amounts under the Qualified Pension Plan as of the date on which the calculation is being made, and (b) an interest rate equal to the lesser of (i) the sum of 0.75% and the yield on U.S. 10-year treasury notes at constant maturity as most recently published by the Federal Reserve Bank of New York, and (ii) the interest rate used for determining lump sum payment amounts under the Qualified Pension Plan as of the date on which the calculation is being made. Payment is made from our general assets (and is therefore subject to the claims of our creditors), and not from the assets of the Qualified Pension Plan. Because she experienced a separation of service under Section 409A of the Internal Revenue Code as of January 1, 2018, Ms. Long is not entitled to defer or accrue any additional benefit under the Nonqualified Excess Pension Plan in 2018.

Nonqualified Deferred Compensation Arrangements
This table has information about the named executive officers' participation in nonqualified deferred compensation arrangements in 2017.
Nonqualified Deferred Compensation Table

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE ($) (f)(3)
Johns	$128,920	$747,745	$1,163,662	$129,406	$41,152,239
Bielen	$243,237	$120,994	$512,206	$—	$16,367,979
Walker	$45,000	$32,358	$196,551	$442,604	$2,110,106
Long	$369,270	$73,195	$55,830	$99,463	$918,157
Temple	$69,360	$13,400	$1,071	$—	$120,104
Thigpen	$868,882	$95,076	$42,201	$70,463	$1,588,663

(1)	These amounts include:

a.
the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation earned and deferred by the officer in 2017 under the DCP: Johns, $40,000; Bielen, $24,667; Long, $293,000; Temple, $42,000; and Thigpen, $20,533.

b.
the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table for 2017 as compensation earned under the annual incentive plan with respect to 2017 performance and deferred by the officer in 2018 under the DCP: Bielen, $51,840; Walker, $15,000; Temple, $27,360; and Thigpen, $714,425.

c.
the following amounts that are also included in column (b) (Bonus) of the Summary Compensation Table as retention bonuses payable for 2017 service under the Employment Agreements and deferred by the officer in 2018 under the DCP: Bielen, $65,095 and Thigpen, $52,912.

d.
the following amounts that are also included in column (b) (Bonus) and column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table for 2016 as retention bonuses payable for 2016 service and compensation earned under the 2016 annual incentive plan with respect to 2016 performance and, in each case, deferred by the officer in 2017 under the DCP: Johns, $88,920; Bielen, $101,635; Walker, $30,000; Long, $76,270; and Thigpen, $81,012. We now report in the Nonqualified Deferred Compensation Table for a particular fiscal year the amount of executive contributions that are earned by the officer during such fiscal year even if those amounts are not deferred and credited to the officer's deferral account until the following fiscal year.

None of the officers elected to defer any portion of their long-term incentive awards that were earned in 2017 and reported in the Summary Compensation Table for 2017.

(2)
For Mr. Bielen, Mr. Walker, Ms. Long, Mr. Temple, and Mr. Thigpen, these amounts are the DCP Supplemental Matching Contributions allocated to the officer's account in 2017 with respect to the officer's participation during 2016 in our DCP, the terms of which provide that the officer will not receive the matching contribution unless the officer is employed on the date of the allocation, which is when the Company incurs the expense. For Mr. Johns, this amount includes 1) the DCP Supplemental Matching Contribution allocated to his account in 2017 with respect to his participation in our DCP during 2016 ($129,717) and 2) the lump sum amount that was determined as if he accrued a benefit in the Nonqualified Excess Pension Plan and which is credited to his book-entry retirement pay deferral account in 2017 ($618,028). For Mr. Johns, Mr. Bielen, Mr. Walker, Ms. Long, Mr. Temple, and Mr. Thigpen, these DCP Supplemental Matching Contributions and, for Mr. Johns, the amount of compensation credited to his retirement pay deferral account, are reported in the Summary Compensation Table as compensation for 2017.

(3)
These amounts reflect the following amounts that have been reported as compensation to the officer in previous proxy statements (with respect to periods prior to the Merger) and Annual Reports on Forms 10-K (for periods after the Merger): Johns, $39,241,318; Bielen, $15,491,542; Walker, $2,278,800; Long, $519,324; Temple, $36,273; and Thigpen, $652,967.

Discussion of Nonqualified Deferred Compensation Table
Deferrals by Our Officers
In general, the named executive officers and other key officers can elect to participate in our unfunded, unsecured DCP. An officer who defers compensation under the DCP does not pay income taxes on the compensation at that time. Instead, the officer pays income taxes on the compensation (and any earnings on the compensation) only when the officer receives the compensation and earnings from the DCP. Because she experienced a separation of service under Section 409A of the Internal Revenue Code as of January 1, 2018, Ms. Long is not entitled to defer or accrue any additional benefit under the DCP in 2018.
Eligible officers may defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 94% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards are earned. Officers were entitled to defer up to 85% of their retention bonus installments payable under their Employment Agreements.
An election to defer base salary for a calendar year must be made by December 31 of the previous year. Generally, an election to defer any annual incentive payout for a calendar year must be made by June 30 of that year. Generally, an election to defer earned performance units must be made by June 30 of the last year in the award’s performance period. An election to defer earned Restricted Unit Awards or Parent Based Awards must be made within 30 days after the date of the award. Deferred compensation accrues earnings based on the participant’s election among notional investment choices available under the DCP. For 2017, the investment returns for each of the notional investment choices were:

Investment Choice	Return
Columbia Mid Cap Index Fund R5	16.00%
DFA Emerging Markets I	36.57%
DFA US Small Cap	11.52%
Dodge & Cox International Stock	23.94%
Dodge and Cox Stock	18.33%
Fidelity 500 Index Fund	21.72%
Wells Fargo Government Money Market Institutional	0.73%
JP Morgan Mid-Cap Growth R5	29.68%
Metropolitan West Low Duration Bond I	1.35%
T Rowe Price Growth Stock	33.63%
Pimco Real Return Institutional	3.93%
Templeton Foreign A	10.34%
Vanguard Total Bond Market Index - Admiral	3.56%
Protective Life LIBOR Fund	1.83%

An officer may elect to receive payments in a lump sum or in up to ten annual installments, which election can be changed under certain circumstances. An officer may elect to receive a deferred amount (and earnings) upon termination of employment and if such election is made, the officer may not change this election. An officer may instead elect to receive a deferred amount (and earnings) on a fixed date (which must be a February 15, and must begin no later than the officer's 70th birthday), which election can be changed under certain circumstances. An officer may also request a distribution if the officer has an extreme and unexpected financial hardship, as determined under IRS rules.
Supplemental Matching
We make supplemental matching contributions to the account of eligible officers under the DCP. These contributions provide matching that we would otherwise contribute to our 401(k) Plan, but which we cannot contribute because of Internal Revenue Code limits on 401(k) plan matching. For a calendar year, the supplemental match that an officer receives is:

•	the lesser of

•	4% of eligible compensation payable during the year, whether received in cash or deferred, and

•	the total amount the officer deferred during the year under the 401(k) Plan and deferrals of base salary and cash bonuses under the DCP; minus

•	the actual matching contribution the officer received under the 401(k) Plan for that year, applying the Internal Revenue Code limits.
An officer's supplemental matching contributions may be allocated in one percent increments among the same notional investment funds available for deferrals under the DCP. Supplemental matching is paid only after termination of employment. The officer can elect payment in a lump sum or in up to ten annual installments, and such election cannot be changed.
Other Provisions
Notional investment choices under the DCP must be in one percent increments. An officer may transfer money between the notional investment choices on any business day. We do not provide any above-market or preferential earnings rates and do not guarantee that an officer's notional investments will make money.
Upon an officer’s death or disability, the officer's plan balance is paid in a lump sum. Account balances are paid in cash.
Retirement Pay Deferral Account for John D. Johns
In 2016, the Board of Directors approved the conversion of the accrued benefit payable under the Nonqualified Excess Pension Plan as of March 31, 2016 to Mr. Johns into a lump sum amount. The lump sum amount is allocated to a book entry that will be treated as though it were a pay deferral account under the Company’s DCP.
Mr. Johns will continue to accrue benefits as though he were accruing benefits under the Nonqualified Excess Pension Plan with respect to this continued service as an employee of Company after March 31, 2016. At the end of each calendar year (or the date Mr. Johns’ employment terminates, if earlier), the additional benefit accrued during such year (or portion thereof) will be converted into its then present value, using the mortality tables and applicable interest rate on such date and credited to Mr. Johns’ retirement pay deferral account. Treating the accrued benefit as a pay deferral account as though it were under the DCP will allow the amount of such benefit to be treated in the same manner as if it were payable currently to Mr. Johns and then deferred under the DCP. This will allow the accrued benefit to be deemed invested, at Mr. Johns’ election, among the various notional investment opportunities available to participants (including Mr. Johns) for their deferred compensation under the DCP until it is payable to Mr. Johns.

Potential Payments upon Termination or Change of Control
The information below describes and quantifies the compensation that would have accrued to the named executive officers upon a termination of the executives’ employment or a change-in-control of Company on December 31, 2017 under (i) the annual incentive plan awards and the long-term incentive program, (ii) the now-expired Employment Agreements, and (iii) the terms of Mr. Johns’ Letter Agreement and Ms. Long’s Transition Letter Agreement. However, the actual benefit to a named executive officer can only be determined at the time of the change-in-control event or such executive’s separation from the Company. Additionally, the benefits described below are in addition to benefits available generally to salaried employees upon a termination of employment, such as distributions under the 401(k) Plan and the Company’s disability benefits.
As described in the Compensation Discussion and Analysis, the employment periods under the Employment Agreements with our named executive officers have all expired, all retention payments set forth thereunder have been paid, and none of our named executive officers are entitled to any further payments under those agreements. With the exception of Mr. Johns and Ms. Long, none of named executive officers are party to any written employment arrangements that provide for payments in the event of a change in control or termination of employment.
Transition Letter Agreement with Deborah J. Long
In December 2016, Deborah J. Long, our Executive Vice President, Chief Legal Officer and Corporate Secretary, announced that she will retire on July 31, 2018 (the “Retirement Date”). Under the Transition Letter Agreement entered into with the Company on December 30, 2016, Ms. Long remained in her current position through December 31, 2017. In 2018 until her Retirement Date, she is working on a part-time basis, providing support with respect to government affairs and facilitating the transition of her duties to her successors.

During 2017, Ms. Long continued to be compensated in accordance with the Company’s practices for its named executive officers. She received at least her current base salary, and was eligible for an annual incentive opportunity based on the provisions of the annual incentive plan. Ms. Long also received a 2017 long-term incentive award opportunity of $580,000, allocated among Restricted Unit Awards, Performance Unit Awards, and Parent-Based Awards on the same basis as applies to the Company’s named executive officers. For her services in 2018, Ms. Long will receive her base salary at the rate in effect at the end of 2017. Based on her continued employment, she also received the remaining two installments (paid in February 2017 and February 2018, respectively) of the retention award payable pursuant to her Employment Agreement.

If the Company terminates Ms. Long’s employment without cause after the second anniversary of the Merger and prior to her Retirement Date, her agreement provides that she will be entitled to the same compensation and benefits that she would have received had she remained employed through her Retirement Date. In the event Ms. Long’s employment terminates after such second anniversary and prior to the Retirement Date due to her death or disability, she will be entitled to receive at least the benefits generally afforded under the Company’s applicable plans and policies and her existing Employment Agreement. The Company has also agreed that the aggregate present value of the pension benefits Ms. Long will receive under the Qualified Pension Plan and Nonqualified Excess Pension Plan at her retirement at the Retirement Date will not be less than $5,100,000.

Letter Agreement with John D. Johns

On November 28, 2017, Mr. Johns entered into the Letter Agreement with the Company dated November 6, 2017 that establishes his duties, commitments and compensation with respect to his role as Executive Chairman. Upon a termination of Mr. Johns’ service as Executive Chairman, the only compensation payable to Mr. Johns are (i) accrued but unpaid compensation under the Letter Agreement for any reason; (ii) any vested amounts or benefits owing to him under the Company’s otherwise applicable compensation programs or employee benefit plans and programs, including any compensation previously deferred by Mr. Johns (together with any accrued earnings thereon) and not yet paid by the Company; and (iii) any other amounts or benefits payable due to Mr. Johns’ retirement, termination, death or disability under the Company’s plans, policies, programs or arrangements.
Annual Incentive Payments
Except as provided in the following sentence, unless the Compensation Committee determines to authorize a payment, no amount will be payable to the named executive officers as an annual incentive award unless the named executive officer is still an employee of the Company or one of its subsidiaries on the date payment is made or such earlier date as the Compensation Committee may specify. Unless the Compensation Committee shall otherwise determine to pay the named executive officer a greater amount, if a named executive officer's employment terminates due to death, disability (as determined in accordance with generally applicable Company policies) or normal or early retirement under the terms of any retirement plan maintained by the Company or a subsidiary, such named executive officer shall receive an annual incentive payment equal to the amount the named executive officer would have received if the named executive officer had remained employed through the end of the year, multiplied by a fraction, the numerator of which is the number of days that elapsed during the year in which the termination occurs before and including the date of the named executive officer's termination of employment and the denominator of which is 365.
Long-Term Incentive Awards

The named executive officers receive annually three types of long-term incentive awards: Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards. These awards are described in more detail at Compensation Discussion and Analysis - Long-Term Incentive Awards and Grants of Plan-Based Awards. Upon a termination of employment, the awards provide for differing vesting and payment terms depending upon the type of termination.

In the case of a change in control of the Company,

•
A named executive officer will be deemed to have earned the greater of (i) 100% of the performance units and (ii) the percentage of such performance units that would derive from applying the schedules at Compensation Discussion and Analysis - Long-Term Incentive Awards through the date of the change in control event, and will be settled in cash based upon the per-unit tangible book value of the Company as of the date of such change in control event;

•
The restricted units will immediately vest in full and be settled in cash, based upon the per-unit tangible book value of the Company, within 60 days following the date of the change in control event; and

•
The Parent Based Awards will vest immediately and be settled in cash based on the percentage change in the parent stock value, using the average closing stock prices during the calendar month preceding the grant date of the award and during the 30 days ended on the date of the change in control event.

In the case of an early retirement of the named executive officer under the terms of the Company’s Qualified Pension Plan,

•
A pro-rated portion of the performance units will be settled in cash based on a fraction, the numerator of which is the number of days the officer was employed during the award period, and the denominator of which is the total number of days in the award period;

•
A pro-rated portion of the restricted units will immediately vest based on the product of the number of unvested restricted units that would become vested at the applicable date times a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2017 and the executive’s retirement date, and the denominator of which is (i) 36 in the case of the units that are scheduled to vest at December 31, 2019, or (ii) 48 in the case of the units that are scheduled to vest at December 31, 2020; and

•
A pro-rated portion of the Parent Based Awards will immediately vest based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2016 and the officer’s retirement date, and the denominator of which is 36.

In the case of the death, disability, or retirement of the named executive officer on or after normal retirement age under the terms of the Qualified Pension Plan,

•
A pro-rated portion of the performance units will be settled in cash based on a fraction, the numerator of which is the number of days the officer was employed during the award period, and the denominator of which is the total number of days in the award period;

•	The restricted units will vest in full; and

•	The Parent Based Awards will vest in full.

In the case of a special termination of the named executive officer, which consists of a termination of employment due to (i) a divestiture of a business segment or a significant portion of the assets of the Company or (ii) a significant reduction by the Company of its work force, the Compensation Committee determines to what extent, and on what terms, the Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards will be paid.

Termination of a named executive officer’s employment for “cause”, or any other termination not specified above, will result in a forfeiture of each type of award. "Cause" means any named executive officer's conviction or plea of nolo contendere to a felony, an act or acts of extreme dishonesty or gross misconduct, or violation of the Company's Code of Business Conduct.

Unless otherwise noted above, any Restricted Unit Awards or Parent Based Awards that become vested will be payable in accordance with the normal vesting schedule as if the named executive officer had remained employed through the last vesting date, and any Performance Unit Awards that are earned will be payable as if the named executive officer had remained employed for the duration of the award period.
In November 2017, the Compensation Committee approved that, upon Ms. Long’s retirement as contemplated in the Transition Letter Agreement, all of Ms. Long’s outstanding Restricted Unit Awards, Parent Based Awards and Performance Unit Awards will fully vest on the date of her retirement and will be payable at the same time and in the same manner as they would had Ms. Long remained employed through each of the applicable award vesting dates (in the case of the Restricted Unit Awards and Parent Based Awards) or through the end of the applicable award period (in the case of the Performance Unit Awards). Additionally, the Compensation Committee approved on such date that, upon Mr. Johns’ retirement from the Company, all of Mr. Johns’ outstanding Performance Unit Awards will fully vest on the date of his retirement and will be payable at the same time and in the same manner as they would had Mr. Johns remained employed through the end of each applicable award period.
 Nonqualified Deferred Compensation
Each named executive officer is currently fully vested in the amounts reported in the “Aggregate Balance at FYE” column of the Nonqualified Deferred Compensation Table, and therefore these amounts would be payable to named executive officers upon termination of employment for any reason.

Pension Benefits

All of the Company’s eligible employees participate in the Qualified Pension Plan. Benefits under the Qualified Pension Plan are fully vested after three years of service. Upon termination of employment for any reason, employees are entitled to receive their vested benefits. Each named executive officer would be entitled to receive the amounts designated as pension benefits represented in the “Present Value of Accumulated Benefit” column of the Pension Benefits Table. The Pension Benefits Table also shows the amounts payable to each named executive officer upon separation from service under Section 409A of the Internal Revenue Code under the Nonqualified Excess Pension Plan.

Termination Payments
The following tables and footnotes describe the potential payments to the named executive officers upon termination of employment as of December 31, 2017.
The tables do not include:

•	compensation or benefits previously earned by the named executive officers or incentive awards that were already fully vested;

•	the value of pension benefits that are disclosed in the 2017 Pension Benefits Table, except for any pension enhancement triggered by the event, if applicable;

•	the amounts payable under the DCP that are disclosed in the 2017 Nonqualified Deferred Compensation Table; or

•	the value of any benefits (such as retiree health coverage, life insurance and disability coverage) provided on the same basis to substantially all other employees.

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had a change of control of the Company occurred on December 31, 2017.

Name	Performance Units	Restricted Units	Parent-Based Awards	Total
Johns	$20,163,147	$4,817,135	$1,754,047	$26,734,329
Bielen	$7,200,954	$1,743,557	$630,567	$9,575,078
Walker	$2,266,756	$543,707	$197,618	$3,008,081
Long	$2,702,470	$645,158	$234,679	$3,582,307
Temple	$2,844,025	$684,797	$248,656	$3,777,478
Thigpen	$3,727,943	$890,159	$323,914	$4,942,016

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had his or her employment been terminated due to death, disability or normal retirement (on or after normal retirement age) on December 31, 2017.

Name	Employment Agreement(1)	Performance Units	Restricted Units	Parent-Based Awards	Annual Incentive Payments	Total
Johns	$—	$14,817,301	$5,125,651	$1,754,047	$2,496,000	$24,192,999
Bielen	$—	$5,029,348	$1,864,588	$630,567	$1,728,000	$9,252,503
Walker	$—	$1,640,762	$579,424	$197,618	$557,800	$2,975,604
Long	$5,100,000	$1,992,680	$686,255	$234,679	$611,500	$8,625,114
Temple	$—	$2,026,531	$730,916	$248,656	$684,000	$3,690,103
Thigpen	$—	$2,747,462	$946,895	$323,914	$840,500	$4,858,771

(1) Pursuant to her Transition Letter Agreement, Ms. Long will receive a guaranteed minimum pension payout.

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had his or her employment been terminated due to early retirement on December 31, 2017.

Name	Performance Units	Restricted Units	Parent-Based Awards	Annual Incentive Payments	Total
Johns	$14,817,301	$2,529,977	$1,191,169	$2,496,000	$21,034,447
Bielen	$5,029,348	$1,007,879	$403,418	$1,728,000	$8,168,645
Walker	$1,640,762	$328,871	$131,832	$557,800	$2,659,265
Long	$1,992,680	$399,363	$159,948	$611,500	$3,163,491
Temple	$2,026,531	$406,134	$162,880	$684,000	$3,279,545
Thigpen	$2,747,462	$550,830	$220,688	$840,500	$4,359,480

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had his or her employment been terminated (other than for “cause” or for one of the reasons specified in the tables above) on December 31, 2017.

Name	Retention Payments(1)	Employment Agreement(2)	Restricted Units	Parent-Based Awards	Total
Johns	$—	$—	$3,410,338	$1,278,699	$4,689,037
Bielen	$1,627,380	$—	$1,107,832	$420,838	$3,156,050
Walker	$—	$—	$373,036	$140,419	$513,455
Long	$1,016,403	$6,600,861	$458,246	$171,488	$8,246,998
Temple	$679,770	$—	$455,732	$172,391	$1,307,893
Thigpen	$1,322,799	$—	$632,399	$236,754	$2,191,952

(1) Represents the final installment of the retention bonus provided for under the Employment Agreements. Such amounts have been fully paid as of February 2018.
(2) This column includes the following items payable under Ms. Long's Termination Letter Agreement in the event of termination without cause: guaranteed minimum pension benefit of $5,100,000; guaranteed amount under the long-term incentive arrangements of $580,000; salary payable through July 31, 2018 of $284,861; and annual incentive award payout for 2017 of $636,000 (based on actual performance for 2017).

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
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Bielen, our CEO and President.
During 2017, we had two CEOs: Mr. Johns from January 1 through June 30, 2017, and Mr. Bielen from July 1 through December 31, 2017. For purposes of this disclosure we considered the compensation of Mr. Bielen, as reported in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K, for the portion of 2017 in which he served as CEO, and annualized certain components of his compensation as described further in item 5 below.
For 2017:

•	the median of the annual total compensation of all employees of the Company (other than our CEO) was $63,724; and

•	the annualized total compensation of our CEO was $8,198,261.
Based on this information, for 2017 our estimate of the ratio of the total compensation of Mr. Bielen, our current CEO and President, to the median of the annual total compensation of all employees was 129 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, the Company took the following steps:
1. We identified our employee population, consisting of full-time, part-time, and temporary employees, as of December 29, 2017.
2. To identify the “median employee” from our employee population, we compared the amount of Box 5 earnings (Box 5 is Medicare taxable wages and includes all forms of compensation) of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017.
3. We identified our median using this compensation measure, which was consistently applied to all our employees included in the calculation.
4. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $63,724.

5. With respect to the annual total compensation of our CEO, we included and adjusted the amounts reported in the 2017 Summary Compensation Table included in this Annual Report on Form 10-K as follows:

•	We annualized the amount of salary paid to Mr. Bielen during the months he served as CEO in 2017.

•
We included the full amount of his 2017 annual bonus and non-equity incentive plan compensation, as reported in the Summary Compensation Table for 2017. (Mr. Bielen did not receive any equity awards during 2017.)

•	For other annual compensation as reported in the Summary Compensation Table for 2017, we included all reported elements and annualized the items which represented only a partial year.

•
We included the 2017 increase in value of pension benefits, but adjusted the benefit to reflect a full year of pension value increase when calculated at his new higher salary which he was paid upon becoming CEO.

Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.
Director Compensation
This table contains information about the 2017 compensation of our non-employee directors.

Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	All other compensation ($) (c)	Total ($) (d)
Shinichi Aizawa	$—	$39,502	$39,502
Tomohiko Asano	$—	$—	$—
Vanessa Leonard	$110,000	$23,236	$133,236
John J. McMahon, Jr.	$106,000	$—	$106,000
Ungyong Shu	$100,000	$10,286	$110,286
Jesse J. Spikes	$100,000	$14,393	$114,393
William A. Terry	$100,000	$10,497	$110,497
Shigeo Tsuyuki	$—	$—	$—
W. Michael Warren, Jr.	$103,000	$19,405	$122,405
Discussion of Director Compensation Table
Column (b) - Fees earned or paid in cash
The 2017 cash compensation components were -
•Board membership - $25,000 per quarter
•Additional retainer for Audit Committee Chairperson - $2,500 per quarter

•	Additional retainer for Compensation and Management Succession Committee Chairperson - $1,500 per quarter
•Additional retainer for Corporate Governance and Nominating Committee Chairperson - $750 per quarter
Cash retainers are paid in February, May, August, and November.
Column (c)—All Other Compensation
If a director’s spouse or appropriate guest travels with the director on Company business, we pay for or reimburse the director for the associated travel expenses if the spouse’s or guest’s presence on the trip is deemed necessary or appropriate for the purpose of the trip. In some circumstances, family members or guests of the directors are accommodated as additional passengers on flights on Company aircraft, and there is no incremental cost to the Company for this perquisite. When payment or reimbursement of these expenses results in taxable income to the director, the Company provides the director a payment to cover the taxes that the director is expected to incur with respect to the reimbursement (and the related payment). In some situations, these tax reimbursement payments are paid in the year after the spouse’s or guest’s trip. The amount in this column reflects:

•
reimbursement of associated travel expenses for the director's spouse or guest to each of Mr. Aizawa ($20,445); Ms. Leonard ($12,996); Mr. Shu ($9,599); Mr. Spikes ($7,495); Mr. Terry ($5,375); and Mr. Warren ($10,774).

•	hunting and golf trips with Company executives to each of Mr. Spikes ($400) and Mr. Terry ($400).

•
tax reimbursements to the director as a result of payment or reimbursement for spousal travel expenses incurred in 2017, tax reimbursements to the director for gifts given in 2017 and tax reimbursements related to non-business travel with Company executives to each of Mr. Aizawa ($18,416); Ms. Leonard ($9,759); Mr. Shu ($206); Mr. Spikes ($6,017); Mr. Terry ($4,241); and Mr. Warren ($8,150).

•	gifts given to the director and the director's spouse or guest collectively valued at $481 to each of Ms. Leonard, Mr. Shu, Mr. Spikes, Mr. Terry, and Mr. Warren and valued at $641 to Mr. Aizawa.

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
Item 13.    Certain Relationships and Related Transactions
Review and Approval of Related Party Transactions
We review all relationships and transactions in which we and “related parties” (our directors, director nominees, executive officers, and their immediate family members) participate to determine if any related party has a direct or indirect material interest. Our General Counsel’s Office is primarily responsible for developing and implementing processes to obtain the necessary information and for determining, based on the facts and circumstances, whether a direct or indirect material interest exists.
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
Based on the information available to the Company’s General Counsel’s Office and to the Board, except as described below, there have been no transactions between the Company and any related party since January 1, 2017, nor are any currently proposed, for which disclosure is required under the SEC rules.
Related Party Transactions Entered into by the Company
Dai-ichi Life is the sole shareholder of the Company and provides certain services to the Company pursuant to a Global Services Agreement dated September 8, 2016. The services include planning, monitoring and advising with respect to the following matters regarding the Dai-ichi Life group as a whole: Development and administration of the management plan; development and administration of the capital management strategy; organization and company rules; budget control and settlement of accounts; public relations; human resources systems; IT strategy; risk management; compliance management, management of internal transactions and conflict of interest, and information management; internal audit, internal control, and legal risk control; sharing information on life insurance business; and provide advisory services to help increase the Company's profits. During the fiscal year ended December 31, 2017 the Company paid a fee to Dai-ichi Life of $10.9 million for the services provided to the Company.
Director Independence
None of the Company’s securities are listed on, and the Company is not subject to the listing standards or rules of, any national securities exchange or automated inter-dealer quotation system of a national securities association. However, for purposes of disclosing the independence of our directors under applicable SEC rules, we have chosen to apply the independence standards of the New York Stock Exchange (“NYSE”). The Corporate Governance and Nominating Committee and the Board evaluated the independence of our directors under such standards after a review and discussion of information regarding each director’s relationship with us and our senior management and their affiliates. After such review and discussion, the Board affirmatively determined that the following non-employee directors are independent under NYSE independence standards: Ms. Leonard, Mr. McMahon, Mr. Shu, Mr. Spikes, Mr. Terry and Mr. Warren. The Board also determined that all members of the Audit Committee, the Compensation and Management Succession Committee, and the Corporate Governance and Nominating Committee are independent under NYSE independence standards relating to membership on such committees.

Item 14.    Principal Accountant Fees and Services
The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2017 and 2016 with respect to various services provided to the Company and its subsidiaries:

	For The Year Ended December 31,
	2017	2016
	(Dollars In Millions)
Audit fees	$7.5	$6.5
Audit related fees	0.6	0.5
Tax fees	0.7	0.6
All other fees	—	—
	$8.8	$7.6
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
Tax Fees were for services related to tax compliance, including the preparation and review of tax returns and claims for refund and tax planning and tax advice, including assistance with tax audits and appeals, consultations on tax regulations and legislative changes, advice related to acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.
All Other Fees include fees that are appropriately not included in the Audit, Audit-Related, and Tax categories.
On February 21, 2018, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for the Company and its subsidiaries for the period ending February 2019, including the audit of the the Company's consolidated financial statements for the year ending December 31, 2018. The Audit Committee’s policy is to pre-approve, generally for a twelve-month period, the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Audit Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Audit Committee or its Chairperson pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by PricewaterhouseCoopers LLP with respect to fiscal year 2017.
In evaluating the selection of PricewaterhouseCoopers LLP as principal independent accountants for the Company and its subsidiaries, the Audit Committee considered whether the provision of the non-audit services described above is compatible with maintaining the independent accountants’ independence. The Audit Committee determined that such services have not affected PricewaterhouseCoopers LLP’s independence. The Audit Committee also reviewed the non-audit services performed in 2017 and determined that those services were consistent with our policy. In addition, the Audit Committee considered the non-audit professional services that PricewaterhouseCoopers LLP will likely be asked to provide for us during 2018, and the effect which performing such services might have on audit independence.

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

Page
Schedule II—Condensed Financial Information of Registrant For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Period of February 1, 2015 - December 31, 2015 (Successor Company), For The Period of January 1, 2015 - January 31, 2015 (Predecessor Company), and As of December 31, 2017 and 2016 (Successor Company)	229
Schedule III—Supplementary Insurance Information For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For the Period of February 1, 2015 - December 31, 2015 (Successor Company), and For The Period of January 1, 2015 - January 31, 2015 (Predecessor Company)	238
Schedule IV—Reinsurance For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Period of February 1, 2015 - December 31, 2015 (Successor Company), and For The Period of January 1, 2015 - January 31, 2015 (Predecessor Company)	240
Schedule V—Valuation and Qualifying Accounts As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company)	241
The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 193 of this report.
3.    Exhibits:

For a list of exhibits, refer to the "Exhibit Index" filed as part of this report beginning on page 242 below, and incorporated herein by this reference.
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

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$261,090	$541,762	$32,365	$16
Service fees from subsidiaries*	276,325	250,668	220,105	19,530
Net investment income	9,457	8,607	49,925	4,809
Realized investment gains (losses)	(45,091)	(29,289)	3,817	(15,863)
Other income	2,049	9,828	44	—
Total revenues	503,830	781,576	306,256	8,492
Expenses
Operating and administrative	172,871	143,941	121,433	8,549
Interest—subordinated debt	25,411	19,408	17,191	2,823
Interest—other	35,852	40,729	40,596	6,113
Total expenses	234,134	204,078	179,220	17,485
Income (loss) before income tax and other items below	269,696	577,498	127,036	(8,993)
Income tax (benefit) expense
Current	(9,441)	334	(58,547)	6,376
Deferred	46,020	20,715	99,146	(11,123)
Total income tax expense (benefit)	36,579	21,049	40,599	(4,747)
Income (loss) before equity in undistributed income from subsidiaries*	233,117	556,449	86,437	(4,246)
Equity in undistributed income of subsidiaries	873,415	(163,420)	181,862	5,755
Net income	$1,106,532	$393,029	$268,299	$1,509
* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Net income	$1,106,532	$393,029	$268,299	$1,509
Total other comprehensive income (loss)	$692,994	$586,611	$(1,241,134)	$465,968
Total comprehensive income (loss)	$1,799,526	$979,640	$(972,835)	$467,477

* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Assets
Fixed maturities	$140,102	$112,498
Equity securities	38,861	38,472
Other long-term investments	10	10
Short-term investments	79,818	—
Investments in subsidiaries (equity method)*	8,563,201	7,019,618
Total investments	8,821,992	7,170,598
Cash	3,760	78,936
Receivables from subsidiaries*	38,394	9,600
Property and equipment, net	1,692	2,331
Income tax receivable	513	11,061
Deferred income tax	103,716	142,531
Other assets	38,487	29,851
Total assets	$9,008,554	$7,444,908
Liabilities
Accrued expenses and other liabilities	$442,696	$368,900
Debt	943,370	1,163,285
Subordinated debt securities	495,289	441,202
Total liabilities	1,881,355	1,973,387
Commitments and contingencies—Note 3
Shareowner's equity
Common stock	—	—
Additional paid-in-capital	5,554,059	5,554,059
Treasury stock	—	—
Retained earnings, including undistributed income of subsidiaries: (Successor 2017 - $891,860; 2016 - $18,442)	1,560,444	571,985
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, all from subsidiaries, net of income tax: (Successor 2017 - $6,883; 2016 - $(349,541))	25,896	(649,147)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2017 - $(6); 2016 - $(3,864))	(22)	(7,175)
Accumulated gain (loss)—derivatives, net of income tax: (Successor 2017 - $198; 2016 - $391)	747	727
Postretirement benefits liability adjustment, net of income tax: (Successor 2017 - $(3,469); 2016 - $578)	(13,925)	1,072
Total shareowner's equity	7,127,199	5,471,521
Total liabilities and shareowner's equity	$9,008,554	$7,444,908
* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Cash flows from operating activities
Net income	$1,106,532	$393,029	$268,299	$1,509
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	45,091	29,289	(3,817)	15,863
Equity in undistributed net income of subsidiaries*	(873,415)	163,420	(181,862)	(5,755)
Depreciation expense	739	506	363	23
Receivables from subsidiaries*	(28,794)	15,181	(13,759)	(4,076)
Income tax receivable	10,548	2,109	(13,170)	—
Deferred income taxes	46,020	20,715	99,146	(11,123)
Accrued income taxes	—	—	(23,246)	5,875
Accrued expenses and other liabilities	(52,846)	(33,639)	(192,234)	18,329
Other, net	4,226	(16,426)	5,419	(2,334)
Net cash provided by (used in) operating activities	258,101	574,184	(54,861)	18,311
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	—	—	—	—
Sale of investments, available-for-sale	—	—	—	—
Cost of investments acquired, available-for-sale	(26,423)	(59,025)	—	—
Return of and/or (additional) capital investments in subsidiaries	38,410	(45,762)	110,793	—
Change in other long-term investments	—	(10)	—	—
Change in short-term investments	(79,818)	—	—	—
Purchase of property and equipment	—	(1,649)	—	—
Sales of property and equipment	(100)	—	—	—
Net cash (used in) provided by investing activities	(67,931)	(106,446)	110,793	—
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	1,035,000	265,000	330,000	—
Principal payments on line of credit arrangements and debt	(1,156,498)	(633,074)	(338,093)	(60,000)
Dividends to shareowner	(143,848)	(89,343)	—	—
Net cash used in financing activities	(265,346)	(457,417)	(8,093)	(60,000)
Change in cash	(75,176)	10,321	47,839	(41,689)
Cash at beginning of year	78,936	68,615	20,776	62,465
Cash at end of year	$3,760	$78,936	$68,615	$20,776
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
2. DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt Securities
Debt and subordinated debt securities are summarized as follows:

	Successor Company
	As of December 31,
	2017		2016
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$—	$—	$170,000	$170,000
6.40% Senior Notes (2007), due 2018	150,000	150,518	150,000	156,663
7.375% Senior Notes (2009), due 2019	400,000	435,806	400,000	454,688
8.45% Senior Notes (2009), due 2039	232,928	357,046	246,926	381,934
	$782,928	$943,370	$966,926	$1,163,285
Subordinated debt securities (year of issue):
6.25% Subordinated Debentures (2012), due 2042, callable 2017	$—	$—	$287,500	$290,002
6.00% Subordinated Debentures (2012), due 2042, callable 2017	—	—	150,000	151,200
5.35% Subordinated Debentures (2017), due 2052	500,000	495,289	—	—
	$500,000	$495,289	$437,500	$441,202
The Company's future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $150.5 million in 2018, $435.8 million in 2019, and $357.0 million thereafter.
During the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company repurchased and subsequently extinguished $21.6 million and $82.7 million (par value - $14.0 million and $53.1 million) of the Company's 8.45% Senior Notes due 2039, respectively. These repurchases resulted in a $2.0 million and $9.8 million pre-tax gains for the Company, respectively. The gain is recorded in other income in the consolidated condensed statements of income.

During 2017, the Company issued $500.0 million of its Subordinated Debentures due 2052. These Subordinated Debentures are carried on the Company's balance sheet net of the associated deferred issuance expenses of $4.8 million. The Company used the net proceeds from the offering to call and redeem, at par, the entire $150.0 million of its 6.00% Subordinated Debentures due 2042 and $287.5 million of its 6.25% Subordinated Debentures due 2042.
On August 10, 2017, the Company called for redemption $287.5 million of its 6.25% Subordinated Debentures due in 2042 and $150.0 million of its 6.00% Subordinated Debentures due in 2042.
The Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company's Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of our Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company's Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2017 (Successor Company). The Company did not have an outstanding balance on the Credit Facility as of December 31, 2017 (Successor Company).
Interest Expense
Interest expense on debt and subordinated debt securities totaled $61.3 million, $60.1 million, $57.8 million, and $8.9 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016, the periods of February 1, 2015 to December 31, 2015 (Successor Company), and January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.
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

Year	Amount
(Dollars In Thousands)
2018	$77,219
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of Protective Life Insurance Company (“PLICO”), and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and West Coast Life (“WCL”), a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of December 31, 2017 (Successor Company), the aggregate principal balance of the Steel City Notes was $2.014 billion. In connection with this transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by the Company if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate had a $2.014 billion outstanding non-recourse funding obligation as of December 31, 2017 (Successor Company). This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.
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
Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company ("Golden Gate II"), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2017 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2017 (Successor Company), securities related to $58.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties, and securities related to $516.4 million of the non-recourse funding obligations were held by the Company and our affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II's investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2017 (Successor Company), no payments have been made under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $2.8 million have been collateralized by the Company. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2017 (Successor Company), the Company and its affiliates did not repurchase from unrelated third parties any of its outstanding non-recourse funding obligations, at a discount. PLC purchased $26.4 million of non-recourse funding obligations from certain subsidiaries during the period ended December 31, 2017 that have been eliminated in consolidation. During the year ended December 31, 2016 (Successor Company), the Company and its affiliates repurchased $86.3 million of its outstanding non-recourse funding obligations, at a discount. These repurchases did not result in a material gain or loss for the Company. The balance of the Company's fixed maturity investments are the result of market transactions in which the Company purchased securities issued by the special purpose trusts that are collateralized by non-recourse funding obligations of Golden Gate II.
Golden Gate III Vermont Captive Insurance Company
On April 23, 2010, Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, entered into a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the Reimbursement Agreement, UBS issued a letter of credit (the "LOC") to a trust for the benefit of WCL. The Reimbursement Agreement has undergone three separate amendments and restatements. The Reimbursement Agreement's current effective date is June 25, 2014. The LOC balance reached its scheduled peak amount of $935 million in 2015. As of December 31, 2017 (Successor Company), the LOC balance was $885 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $70 million and will be paid in two installments with the last payment occurring in 2021. These contributions may be subject to potential offset against dividend payments as permitted under the terms of the Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Reimbursement Agreement. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. In accordance with the terms of the terms of the Reimbursement Agreement, the LOC balance reached its scheduled peak amount of $790 million in 2016. As of December 31, 2017 (Successor Company), the LOC balance was $785 million. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is "non-recourse" to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.

Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company, and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of "AXXX" reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V's obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America ("Hannover Re"), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is "non-recourse" to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2017 (Successor Company), the principal balance of the Red Mountain note was $620 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $121.8 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V's annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $620 million outstanding non-recourse funding obligation as of December 31, 2017 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.
The Company is party to an intercompany capital support agreement with Shades Creek Captive Insurance Company ("Shades Creek"), a direct wholly owned insurance subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek's regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, PLICO issued a $55 million Letter of Credit. As of December 31, 2015 (Successor Company), the $55.0 million Letter of Credit executed by PLICO was no longer issued and outstanding. Also in accordance with this agreement, $120 million of additional capital was provided to Shades Creek by the Company through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2017 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
4. SHAREOWNER'S EQUITY
On February 1, 2015, Dai-ichi Life acquired 100% of the Company's outstanding shares of common stock through the Merger of DL Investment (Delaware), Inc., a wholly owned subsidiaries of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity.
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Cash paid (received) during the year for:
Interest paid on debt	$78,944	$95,095	$75,322	$5,411
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(23,110)	(2,596)	(15,669)	(10)
Noncash investing and financing activities:
Stock-based compensation	—	—	—	1,550
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
As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company included in its balance sheets a combined liability for these agreements of $91.6 million and $48.9 million, respectively. During the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016, the period of February 1, 2015 to December 31, 2015 (Successor Company), and January 1, 2015 to January 31, 2015 (Predecessor Company), the Company included in its statements of income unrealized losses of $42.7 million, $29.3 million, unrealized gains of $3.8 million, and unrealized losses of $15.9 million, respectively.

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders' Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017:
Life Marketing	$1,320,776	$15,438,739	$107	$424,204	$1,011,911	$553,999	$1,319,138	$120,753	$178,792	$111
Acquisitions	74,862	14,323,713	2,423	4,377,020	785,188	752,520	1,204,084	(6,939)	110,607	15,964
Annuities	772,633	1,080,629	—	7,308,354	152,701	321,844	216,629	(54,471)	149,181	—
Stable Value Products	6,864	—	—	4,698,371	—	186,576	74,578	2,354	4,407	—
Asset Protection	24,442	55,847	872,600	—	154,166	27,325	126,459	16,524	160,235	148,093
Corporate and Other	—	58,664	275	78,810	12,718	209,324	16,382	—	345,022	12,732
Total	$2,199,577	$30,957,592	$875,405	$16,886,759	$2,116,684	$2,051,588	$2,957,270	$78,221	$948,244	$176,900
For The Year Ended December 31, 2016:
Life Marketing	$1,218,944	$14,595,370	$119	$426,422	$972,247	$525,495	$1,267,844	$130,708	$177,498	$122
Acquisitions	106,532	14,693,744	2,734	4,247,081	832,083	764,571	1,232,141	8,178	118,056	18,818
Annuities	655,618	1,097,973	—	7,059,060	146,458	322,608	214,100	(11,031)	140,409	—
Stable Value Products	5,455	—	—	3,501,636	—	107,010	41,736	1,176	3,033	—
Asset Protection	33,280	60,790	844,919	—	128,687	22,082	106,668	20,033	125,957	121,821
Corporate and Other	—	63,208	723	75,301	13,740	200,690	17,946	—	295,498	13,689
Total	$2,019,829	$30,511,085	$848,495	$15,309,500	$2,093,215	$1,942,456	$2,880,435	$149,064	$860,451	$154,450
February 1, 2015 to December 31, 2015
Life Marketing	$1,119,515	$13,869,102	$135	$371,618	$882,171	$446,439	$1,109,840	$107,811	$165,317	$148
Acquisitions	(178,662)	14,508,877	3,082	4,254,579	690,741	639,422	1,067,482	2,035	89,960	32,134
Annuities	578,742	1,196,131	—	7,090,171	138,146	297,114	226,824	(41,071)	125,946	—
Stable Value Products	2,357	—	—	2,131,822	—	78,459	19,348	43	2,620	—
Asset Protection	36,856	61,291	719,516	—	128,338	17,459	101,881	25,211	113,974	121,427
Corporate and Other	—	68,496	803	73,066	13,676	154,055	14,568	27	179,011	13,583
Total	$1,558,808	$29,703,897	$723,536	$13,921,256	$1,853,072	$1,632,948	$2,539,943	$94,056	$676,828	$167,292

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Excludes Life Insurance

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(continued)

Segment	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Life Marketing	$84,926	$47,460	$123,179	$4,813	$18,705	$12
Acquisitions	62,343	71,088	101,926	5,033	9,041	2,133
Annuities	12,473	37,189	30,613	(7,706)	9,926	—
Stable Value Products	—	6,888	2,255	25	79	—
Asset Protection	10,825	1,878	7,592	1,820	10,121	10,172
Corporate and Other	1,343	10,677	1,722	87	20,496	1,346
Total	$171,910	$175,180	$267,287	$4,072	$68,368	$13,663

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Excludes Life Insurance

SCHEDULE IV—REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Successor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2017:
Life insurance in-force	$751,512,468	$(328,377,398)	$110,205,190	$533,340,260		21.0%
Premiums and policy fees:
Life insurance	2,655,846	(1,151,175)	435,113	1,939,784	(1)	22.5%
Accident/health insurance	51,991	(33,051)	14,945	33,885		44.1
Property and liability insurance	309,848	(176,509)	9,676	143,015		6.8
Total	$3,017,685	$(1,360,735)	$459,734	$2,116,684
For The Year Ended December 31, 2016:
Life insurance in-force	$739,248,680	$(348,994,650)	$116,265,430	$506,519,460		23.0%
Premiums and policy fees:
Life insurance	2,610,682	(1,126,915)	454,999	1,938,766	(1)	23.5%
Accident/health insurance	58,076	(36,935)	17,439	38,580		45.2
Property and liability insurance	261,009	(150,866)	5,726	115,869		4.9
Total	$2,929,767	$(1,314,716)	$478,164	$2,093,215
February 1, 2015 to December 31, 2015:
Life insurance in-force	$727,705,256	$(368,142,294)	$39,546,742	$399,109,704		9.9%
Premiums and policy fees:
Life insurance	2,360,643	(983,143)	308,280	1,685,780	(1)	18.3%
Accident/health insurance	70,243	(36,871)	18,252	51,624		35.4
Property and liability insurance	243,728	(134,964)	6,904	115,668		6.0
Total	$2,674,614	$(1,154,978)	$333,436	$1,853,072

Predecessor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
January 1, 2015 to January 31, 2015(2)
Life insurance in-force	$—	$—	$—	$—		—%
Premiums and policy fees:
Life insurance	204,185	(74,539)	28,601	158,247	(1)	18.1%
Accident/health insurance	6,846	(4,621)	1,809	4,034		44.8
Property and liability insurance	19,759	(10,796)	666	9,629		6.9
Total	$230,790	$(89,956)	$31,076	$171,910

(1)
Includes annuity policy fees of $173.5 million, $160.4 million $152.8 million, and $13.9 million for the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

(2)
January 31, 2015 (Predecessor Company) balance sheet information is not presented in our consolidated financial statements, therefore January 31, 2015 Life Insurance In-Force has been omitted from this schedule.

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Successor Company
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2017
Allowance for losses on commercial mortgage loans	$724	$(7,439)	$—	$6,715	$—
As of December 31, 2016
Allowance for losses on commercial mortgage loans	$—	$(4,682)	$—	$5,406	$724

EXHIBIT INDEX

Exhibit Number
*2(a)
Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company, filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q filed August 2, 2013 (No. 001-11339).

*2(b)
Agreement and Plan of Merger, dated as of June 3, 2014, by and among The Dai-ichi Life Insurance Company, Limited, DL Investment (Delaware), Inc. and Protective Life Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

*2(c)
Master Transaction Agreement, dated as of January 18, 2018, by and among Protective Life Insurance Company, Protective Life Corporation, The Lincoln National Life Insurance Company, Lincoln National Corporation, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Liberty Mutual Group, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 22, 2018 (No. 001-11339).

*3(a)
Certificate of Incorporation of the Company, effective as of February 1, 2015, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed February 26, 2015 (No. 001-11339).

*3(b)
Amended and Restated Bylaws of the Company effective as of January 4, 2016, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed February 25, 2016 (No. 001-11339).

*4(a)	Reference is made to Exhibit 3(a) above (No. 001-11339).

*4(b)	Reference is made to Exhibit 3(b) above (No. 001-11339).

4(c)(1)	Senior Indenture, dated as of June 1, 1994, between the Company and The Bank of New York, as Trustee, filed herewith.

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

4(d)(1)	Subordinated Indenture, dated as of June 1, 1994, between the Company and AmSouth Bank, as Trustee, filed herewith.

*4(d)(2)
Supplemental Indenture No. 11, dated as of August 10, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 10, 2017 (No. 001-11339).

*10(a)(1)†
The Company's Excess Benefit Plan, Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).

*10(a)(2)†	Amendment to the Company's Excess Benefit Plan, dated as of April 17, 2014, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).

*10(a)(3)†	2016 Amendment to the Company's Excess Benefit Plan, dated as of December 19, 2016, filed as Exhibit 10(a)(3) to the Company's Annual Report on Form 10-K filed February 24, 2017 (No. 001-11339.

*10(a)(4)†
Excess Benefit Plan Settlement Agreement, dated as of September 30, 2016, between the Company and John D. Johns, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 7, 2016 (No. 001-11339).

Exhibit Number
*10(b)(1)†	Protective Life Corporation Annual Incentive Plan, effective January 1, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).

*10(b)(2)†	Protective Life Corporation 2017 Annual Incentive Plan, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10(b)(3)†	Protective Life Corporation 2016 Annual Incentive Plan, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(b)(4)†	Protective Life Corporation 2015 Annual Incentive Plan, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(c)(1)†	Protective Life Corporation Long-Term Incentive Plan, effective January 1, 2018, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).

*10(d)(1)†	2017 Parent-Based Award Provisions of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10(d)(2)†	2016 Parent-Based Award Provisions of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(d)(3)†	2015 Parent Stock-Based Award Provisions of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(e)(1)†	2017 Performance Units Provisions (for key officers) of the Company, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10(e)(2)†	2016 Performance Units Provisions (for key officers) of the Company, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(e)(3)†	2015 Performance Units Provisions (for key officers) of the Company, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(f)(1)†	2017 Performance Units Provisions of the Company, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10(f)(2)†	2016 Performance Units Provisions of the Company, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(f)(3)†	2015 Performance Units Provisions of the Company, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

*10(g)(1)†	2017 Restricted Units Provisions of the Company, filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10(g)(2)†	2016 Restricted Units Provisions of the Company, filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10(g)(3)†	Amended 2015 Restricted Units Provisions of the Company, filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q filed August 7, 2015 (No. 001-11339).

10(h)†	Form of the Company's Indemnity Agreement for Officers, filed herewith.

*10(i)†	Form of the Company's Director Indemnity Agreement, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 5, 2010 (No. 001-11339).

*10(j)(1)†	Employment Agreement, dated as of June 3, 2014, between the Company and John D. Johns, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(j)(2)†
Letter Agreement, dated as of November 6, 2017 and entered into on November 28, 2017, between the Company and John D. Johns, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 4, 2017 (No. 001-11339).

*10(j)(3)†
Confidentiality and Non-Competition Agreement, dated as of November 28, 2017, between the Company and John D. Johns, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 4, 2017 (No. 001-11339).

Exhibit Number
*10(k)†
Transition Letter Agreement, dated as of December 30, 2016, between the Company and Deborah J. Long, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K filed February 24, 2017 (No. 001-11339).

*10(l)(1)†	Form of Employment Agreement between the Company and Executive Vice President, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(l)(2)†	Form of Employment Agreement between the Company and Senior Vice President, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10(m)†
The Company's Deferred Compensation Plan for Officers, as Amended and Restated as of August 1, 2016, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 5, 2016 (No.001-11339).

*10(n)
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

*10(o)
Second Amended and Restated Lease Agreement, dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

*10(p)
Second Amended and Restated Investment and Participation Agreement, dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

*10(q)
Second Amended and Restated Guaranty, dated as of December 19, 2013 by the Company in favor of Wachovia Development Corporation, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

*10(r)
Amendment and Clarification of the Tax Allocation Agreement, dated as of January 1, 1988, by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to Protective Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 (No. 001-31901).

*10(s)
Third Amended and Restated Reimbursement Agreement, dated as of June 25, 2014 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).±

*10(t)
Second Amended and Restated Guarantee Agreement, dated as of August 7, 2013, between the Company and UBS AG, Stamford Branch, filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q filed November 4, 2013 (No. 001-11339).

*10(u)
Stock Purchase Agreement, dated as of October 22, 2010, by and among RBC Insurance Holdings (USA) Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for purposes of Sections 5.14-5.17 and Articles 7, 8 and 10), filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed October 28, 2010 (No. 001-11339).

*10(v)
Reimbursement Agreement, dated as of December 10, 2010, between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No. 001-11339).±

*10(w)
Letter of Guaranty, dated as of December 10, 2010, between Protective Life Corporation and UBS AG, Stamford Branch, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No. 001-11339).

*10(x)
Coinsurance Agreement, dated as of September 30, 2015, by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10 to the Company's Current Report on Form 8-K/A filed August 5, 2011 (No. 001-11339).

Exhibit Number
*10(y)
Master Agreement, dated as of September 30, 2015, by and among Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 6, 2015 (No. 001-11339).

12	Computation of Ratios of Consolidated Earnings to Fixed Charges.

14(a)	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 12, 2017, filed herewith.

14(b)	Supplemental Policy on Conflict of Interest for the Company and all of its subsidiaries, revised June 12, 2017, filed herewith.

21	Principal Subsidiaries of the Registrant.

24	Powers of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the annual report on Form 10-K of Protective Life Corporation for the year ended December 31, 2017, filed on March 1, 2018, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii), the Consolidated Balance Sheets, (iv) Consolidated Statements of Shareowner's Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
Paul R. Wells Senior Vice President, Chief Accounting Officer and Controller
March 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS	Executive Chairman of the Board and Director	March 2, 2018
JOHN D. JOHNS

/s/ RICHARD J. BIELEN	President, Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2018
RICHARD J. BIELEN

/s/ STEVEN G. WALKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2018
STEVEN G. WALKER

/s/ PAUL R. WELLS	Senior Vice President, Chief Accounting Officer and Controller (Chief Accounting Officer/Controller)	March 2, 2018
PAUL R. WELLS

*	Director	March 2, 2018
SHINICHI AIZAWA

*	Director	March 2, 2018
TOMOHIKO ASANO

*	Director	March 2, 2018
VANESSA LEONARD

*	Director	March 2, 2018
JOHN J. MCMAHON, JR.

*	Director	March 2, 2018
UNGYONG SHU

*	Director	March 2, 2018
JESSE J. SPIKES

*	Director	March 2, 2018
WILLIAM A. TERRY

*	Director	March 2, 2018
W. MICHAEL WARREN, JR.

*Richard J. Bielen, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ RICHARD J. BIELEN
RICHARD J. BIELEN Attorney-in-fact