Form 10-Q
period 2018-03-31
PROTECTIVE LIFE CORP
filed 2018-05-11
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of April 23, 2018:  1,000

PROTECTIVE LIFE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$889,166	$860,586
Reinsurance ceded	(345,423)	(316,076)
Net of reinsurance ceded	543,743	544,510
Net investment income	520,863	506,413
Realized investment gains (losses):
Derivative financial instruments	78,059	(69,878)
All other investments	(87,599)	22,841
Other-than-temporary impairment losses	(691)	(2,725)
Portion recognized in other comprehensive income (before taxes)	(2,954)	(5,106)
Net impairment losses recognized in earnings	(3,645)	(7,831)
Other income	114,411	109,242
Total revenues	1,165,832	1,105,297
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2018 - $347,637; 2017 - $263,377)	786,802	749,642
Amortization of deferred policy acquisition costs and value of business acquired	57,981	20,519
Other operating expenses, net of reinsurance ceded: (2018 - $43,117; 2017 - $51,017)	229,251	222,787
Total benefits and expenses	1,074,034	992,948
Income before income tax	91,798	112,349
Income tax expense	17,686	36,935
Net income	$74,112	$75,414

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Net income	$74,112	$75,414
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2018 - $(153,379); 2017 - $85,962)	(577,712)	159,641
Reclassification adjustment for investment amounts included in net income, net of income tax: (2018 - $181; 2017 - $(578))	681	(1,072)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $3; 2017 - $1,995)	11	3,703
Change in accumulated (loss) gain - derivatives, net of income tax: (2018 - $129; 2017 - $(362))	487	(672)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2018 - $24; 2017 - $72)	89	133
Change in postretirement benefits liability adjustment, net of income tax: (2018 - $0; 2017 - $0)	—	—
Total other comprehensive income (loss)	(576,444)	161,733
Total comprehensive income (loss)	$(502,332)	$237,147

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	March 31, 2018	December 31, 2017
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2018 - $41,165,316 ; 2017 - $41,153,551)	$40,023,550	$41,176,052
Fixed maturities, at amortized cost (fair value: 2018 - $2,674,129; 2017 - $2,776,327)	2,699,826	2,718,904
Equity securities, at fair value (cost: 2018 - $676,451; 2017 - $740,813)	681,520	754,360
Mortgage loans (related to securitizations: 2018 - $1,367; 2017 - $226,409)	6,846,633	6,817,723
Investment real estate, net of accumulated depreciation (2018 - $154; 2017 - $132)	7,531	8,355
Policy loans	1,594,642	1,615,615
Other long-term investments	920,939	915,595
Short-term investments	441,781	615,210
Total investments	53,216,422	54,621,814
Cash	307,724	252,310
Accrued investment income	497,984	491,802
Accounts and premiums receivable	127,762	124,934
Reinsurance receivables	5,090,572	5,075,698
Deferred policy acquisition costs and value of business acquired	2,434,154	2,199,577
Goodwill	793,470	793,470
Other intangibles, net of accumulated amortization (2018 - $154,449; 2017 - $140,368)	651,707	663,572
Property and equipment, net of accumulated depreciation (2018 - $25,492; 2017 - $22,926)	108,682	111,417
Other assets	208,366	227,357
Income tax receivable	6,753	76,543
Assets related to separate accounts
Variable annuity	13,549,068	13,956,071
Variable universal life	1,019,250	1,035,202
Total assets	$78,011,914	$79,629,767

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	As of
	March 31, 2018	December 31, 2017
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,690,409	$30,957,592
Unearned premiums	863,162	875,405
Total policy liabilities and accruals	31,553,571	31,832,997
Stable value product account balances	4,699,614	4,698,371
Annuity account balances	11,060,885	10,921,190
Other policyholders’ funds	1,114,823	1,267,198
Other liabilities	2,454,942	2,353,565
Deferred income taxes	1,068,091	1,232,407
Non-recourse funding obligations	2,728,689	2,747,477
Secured financing liabilities	778,947	1,017,749
Debt	1,096,368	945,052
Subordinated debt securities	495,324	495,289
Liabilities related to separate accounts
Variable annuity	13,549,068	13,956,071
Variable universal life	1,019,250	1,035,202
Total liabilities	71,619,572	72,502,568
Commitments and contingencies - Note 11
Shareowner’s equity
Common Stock: 2018 and 2017 - $0.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,554,059	5,554,059
Retained earnings	1,412,583	1,560,444
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax: (2018 - $(149,309); 2017 - $6,883)	(561,687)	25,896
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $(3); 2017 - $(6))	(11)	(22)
Accumulated gain (loss) - derivatives, net of income tax: (2018 - $352; 2017 - $198)	1,323	747
Postretirement benefits liability adjustment, net of income tax: (2018 - $(3,469); 2017 - $(3,469))	(13,925)	(13,925)
Total shareowner’s equity	6,392,342	7,127,199
Total liabilities and shareowner’s equity	$78,011,914	$79,629,767

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2017	$—	$5,554,059	$1,560,444	$12,696	$7,127,199
Net income for the three months ended March 31, 2018			74,112		74,112
Other comprehensive loss				(576,444)	(576,444)
Comprehensive loss for the three months ended March 31, 2018					(502,332)
Cumulative effect adjustments			(81,973)	(10,552)	(92,525)
Dividends to parent			(140,000)		(140,000)
Balance, March 31, 2018	$—	$5,554,059	$1,412,583	$(574,300)	$6,392,342

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$74,112	$75,414
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	13,185	54,868
Amortization of DAC and VOBA	57,981	20,519
Capitalization of DAC	(99,246)	(81,474)
Depreciation and amortization expense	16,763	15,474
Deferred income tax	20,965	29,133
Accrued income tax	69,790	6,737
Interest credited to universal life and investment products	178,238	160,239
Policy fees assessed on universal life and investment products	(351,128)	(335,883)
Change in reinsurance receivables	(14,874)	15,219
Change in accrued investment income and other receivables	(7,185)	(9,368)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(111,356)	(94,234)
Trading securities:
Maturities and principal reductions of investments	53,420	44,041
Sale of investments	67,298	85,382
Cost of investments acquired	(129,346)	(114,390)
Other net change in trading securities	(10,901)	3,801
Amortization of premiums and accretion of discounts on investments and mortgage loans	73,529	142,613
Change in other liabilities	27,947	19,373
Other, net	(21,303)	2,554
Net cash (used in) provided by operating activities	$(92,111)	$40,018

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$151,227	$166,419
Sale of investments, available-for-sale	436,969	269,509
Cost of investments acquired, available-for-sale	(674,513)	(623,564)
Change in investments, held-to-maturity	18,000	11,000
Mortgage loans:
New lendings	(248,231)	(373,108)
Repayments	206,111	177,142
Change in investment real estate, net	583	832
Change in policy loans, net	20,973	14,729
Change in other long-term investments, net	(136,969)	(33,832)
Change in short-term investments, net	187,652	31,859
Net unsettled security transactions	48,994	7,361
Purchase of property, equipment, and intangibles	(2,244)	(8,118)
Net cash provided by (used in) investing activities	$8,552	$(359,771)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	$375,000	$255,000
Principal payments on line of credit arrangement and debt	(211,412)	(98,498)
Issuance (repayment) of non-recourse funding obligations	(18,000)	(11,000)
Secured financing liabilities	(238,802)	29,504
Dividends to shareowner	(140,000)	(143,848)
Investment product deposits and change in universal life deposits	884,607	901,387
Investment product withdrawals	(512,323)	(551,597)
Other financing activities, net	(97)	—
Net cash provided by financing activities	$138,973	$380,948
Change in cash	55,414	61,195
Cash at beginning of period	252,310	348,182
Cash at end of period	$307,724	$409,377

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018. The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no significant changes to the Company's accounting policies during the three months ended March 31, 2018 other than those discussed below.
Property and Casualty Insurance Products
Property and casualty insurance products include service contract business, surety bonds, and guaranteed asset protection ("GAP"). Premiums and fees associated with service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Commissions and fee income associated with other products are recognized as earned when the related services are provided to the customer. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported ("IBNR") reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. In consideration of the amendments in this Update, the Company revised its recognition pattern for administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. The Company will recognize these fees on a claims occurrence basis in future periods. To reflect this change in accounting principle, the Company recorded a cumulative effect adjustment as of January 1, 2018 that resulted in a decrease in retained earnings of $92.5 million. The pre-tax impact to each affected line item on the Company’s financial statements is reflected in the table below:

	As Reported	Previous Accounting Method
	For The Three Months Ended March 31, 2018
	(Dollars In Millions)
Financial Statement Line Item:
Balance Sheet
Deferred policy acquisition costs and value of business acquired	$2,434.2	$2,295.2
Other liabilities	$2,454.9	$2,193.3
Statements of Income
Other income	$114.4	$113.2
Amortization of deferred policy acquisition costs and value of business acquired	$58.0	$44.2
Other operating expenses, net of reinsurance ceded	$229.3	$243.5
Accounting Pronouncements Recently Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The Company adopted this Update using the modified retrospective approach via a cumulative effect adjustment to retained earnings as of January 1, 2018. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, impacted some of the Company's smaller lines of business, specifically revenues at the Company's affiliated broker dealers and insurance agency, and certain revenues associated with the Company's Asset Protection products. The lines of business to which the revised guidance applies are not material to the Company’s financial statements. In consideration of the amendments in this Update, the Company revised its recognition pattern for administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. The Company will recognize these fees on a claims occurrence basis in future periods. To reflect this change in accounting principle, the Company recorded a cumulative effect adjustment as of January 1, 2018 that resulted in a decrease in retained earnings of $92.5 million. The Company also implemented minor changes to its accounting and disclosures with respect to the lines of business referenced above to ensure compliance with the revised guidance. See above for additional discussion.
    ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017 and were applied on a modified retrospective basis. The Company recorded a cumulative-effect adjustment at the date of adoption, January 1, 2018, transferring unrealized gains and losses on available-for-sale equity securities to retained earnings from accumulated other comprehensive income. The impact of this adjustment, net of income tax, resulted in a $10.6 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income, resulting in no net impact to consolidated shareowner's equity. The Company has updated its disclosures in Note 4, Investment Operations and Note 5, Fair Value of Financial Instruments in accordance with the ASU.

ASU No. 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Specific transactions addressed in the new guidance include: Debt prepayment/extinguishment costs, contingent consideration payments, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investments. The Update does not introduce any new accounting or financial reporting requirements, and is effective for annual and interim periods beginning after December 15, 2017 using the retrospective method. There was no financial impact.

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Task Force). The amendments in this update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing diversity in practice related to the presentation of these amounts. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact to the Company on adoption.

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

ASU No. 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require entities to disaggregate the current-service-cost component from other components of net benefit cost and present it with other current compensation costs in the income statement. The other components of net benefit cost must be presented outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. As provided for in the ASU, the Company expects to apply the provisions of the statement retrospectively for components of net periodic pension costs and prospectively for capitalization of the service costs component of net periodic costs and net periodic postretirement benefits. The Update did not impact the Company’s financial position, results of operations, or current disclosures.
Accounting Pronouncements Not Yet Adopted

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
Summarized financial information for the Closed Block as of March 31, 2018, and December 31, 2017, is as follows:

	As of
	March 31, 2018	December 31, 2017
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,760,621	$5,791,867
Policyholder dividend obligation	—	160,712
Other liabilities	34,796	30,764
Total closed block liabilities	5,795,417	5,983,343
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,497,521	$4,669,856
Mortgage loans on real estate	107,826	108,934
Policy loans	692,632	700,769
Cash	39,464	31,182
Other assets	113,120	122,637
Total closed block assets	5,450,563	5,633,378
Excess of reported closed block liabilities over closed block assets	344,854	349,965
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $(162,429) and $(13,429); and net of income tax: $34,911 and $2,820	(3,014)	—
Future earnings to be recognized from closed block assets and closed block liabilities	$341,840	$349,965

Reconciliation of the policyholder dividend obligation is as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$160,712	$31,932
Applicable to net revenue (losses)	(11,712)	(16,753)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	(149,000)	26,001
Policyholder dividend obligation, end of period	$—	$41,180
Closed Block revenues and expenses were as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Revenues
Premiums and other income	$39,612	$42,836
Net investment income	50,543	51,359
Net investment gains	(237)	63
Total revenues	89,918	94,258
Benefits and other deductions
Benefits and settlement expenses	79,952	80,108
Other operating expenses	(319)	166
Total benefits and other deductions	79,633	80,274
Net revenues before income taxes	10,285	13,984
Income tax expense	2,160	4,895
Net revenues	$8,125	$9,089
4.     INVESTMENT OPERATIONS
Net realized gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Fixed maturities	$2,783	$9,490
Equity gains and losses(1)	(8,786)	(9)
Impairments	(3,645)	(7,831)
Modco trading portfolio	(84,709)	18,552
Other investments	3,113	(5,192)
Total realized gains (losses) - investments	$(91,244)	$15,010

(1) Beginning in the three month period ending March 31, 2018, all changes in the fair market value of equity securities are recorded as a realized gains (loss) as a result of the adoption of ASU No. 2016-01

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Gross realized gains	$8,049	$10,738
Gross realized losses:
Impairment losses	$(3,645)	$(7,831)
Other realized losses	$(5,267)	$(1,257)
The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$142,133	$169,134
Gains realized	$8,049	$10,738

Securities in an unrealized loss position(1):
Fair value (proceeds)	$56,984	$12,452
Losses realized	$(5,267)	$(1,257)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

For The Three Months Ended March 31,
2018
(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$(8,786)
Less: net gains (losses) recognized on equity securities sold during the period	$(1,702)
Gains (losses) recognized during the period on equity securities still held	$(7,084)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$2,430,278	$11,723	$(47,631)	$2,394,370	$14
Commercial mortgage-backed securities	1,899,618	583	(58,695)	1,841,506	—
Other asset-backed securities	1,238,929	15,376	(9,653)	1,244,652	—
U.S. government-related securities	1,377,633	168	(50,001)	1,327,800	—
Other government-related securities	282,664	6,421	(11,626)	277,459	—
States, municipals, and political subdivisions	1,767,604	6,162	(73,487)	1,700,279	—
Corporate securities	29,487,086	261,484	(1,188,797)	28,559,773	—
Redeemable preferred stock	94,362	336	(4,129)	90,569	—
	38,578,174	302,253	(1,444,019)	37,436,408	14
Short-term investments	371,290	—	—	371,290	—
	$38,949,464	$302,253	$(1,444,019)	$37,807,698	$14

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$2,330,832	$19,413	$(23,033)	$2,327,212	$10
Commercial mortgage-backed securities	1,914,998	5,010	(30,186)	1,889,822	—
Other asset-backed securities	1,234,376	20,936	(5,763)	1,249,549	—
U.S. government-related securities	1,255,244	185	(32,177)	1,223,252	—
Other government-related securities	282,767	9,463	(4,948)	287,282	—
States, municipals, and political subdivisions	1,770,299	16,959	(45,613)	1,741,645	(37)
Corporate securities	29,606,484	623,713	(528,187)	29,702,010	(1)
Redeemable preferred stock	94,362	232	(3,503)	91,091	—
	38,489,362	695,911	(673,410)	38,511,863	(28)
Equity securities	735,569	22,318	(8,771)	749,116	—
Short-term investments	558,949	—	—	558,949	—
	$39,783,880	$718,229	$(682,181)	$39,819,928	$(28)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

     The fair value of the Company's investments classified as trading are as follows:

	As of March 31, 2018	As of December 31, 2017
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$265,547	$259,694
Commercial mortgage-backed securities	146,633	146,804
Other asset-backed securities	129,714	138,097
U.S. government-related securities	37,575	27,234
Other government-related securities	40,368	63,925
States, municipals, and political subdivisions	318,142	326,925
Corporate securities	1,645,899	1,698,183
Redeemable preferred stock	3,264	3,327
	2,587,142	2,664,189
Equity securities	5,366	5,244
Short-term investments	70,491	56,261
	$2,662,999	$2,725,694
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of March 31, 2018, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$912,935	$909,757	$—	$—
Due after one year through five years	7,026,832	6,915,584	—	—
Due after five years through ten years	6,881,555	6,721,386	—	—
Due after ten years	23,756,852	22,889,681	2,699,826	2,674,129
	$38,578,174	$37,436,408	$2,699,826	$2,674,129
The charts below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed maturities or equity securities.

For The Three Months Ended March 31,
2018
Fixed Maturities
(Dollars In Thousands)
Other-than-temporary impairments	$(691)
Non-credit impairment losses recorded in other comprehensive income	(2,954)
Net impairment losses recognized in earnings	$(3,645)

	For The Three Months Ended March 31,
	2017
	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
Other-than-temporary impairments	$(95)	$(2,630)	$(2,725)
Non-credit impairment losses recorded in other comprehensive income	(5,106)	—	(5,106)
Net impairment losses recognized in earnings	$(5,201)	$(2,630)	$(7,831)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended March 31, 2018 and 2017.
     The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Beginning balance	$3,268	$12,685
Additions for newly impaired securities	—	—
Additions for previously impaired securities	—	—
Reductions for previously impaired securities due to a change in expected cash flows	(1,033)	(12,685)
Reductions for previously impaired securities that were sold in the current period	—	—
Ending balance	$2,235	$—
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,426,703	$(29,466)	$394,955	$(18,165)	$1,821,658	$(47,631)
Commercial mortgage-backed securities	984,307	(24,232)	756,845	(34,463)	1,741,152	(58,695)
Other asset-backed securities	143,917	(1,784)	129,840	(7,869)	273,757	(9,653)
U.S. government-related securities	145,876	(3,108)	1,054,322	(46,893)	1,200,198	(50,001)
Other government-related securities	90,010	(4,221)	112,461	(7,405)	202,471	(11,626)
States, municipalities, and political subdivisions	505,864	(10,768)	1,007,246	(62,719)	1,513,110	(73,487)
Corporate securities	12,307,646	(337,936)	10,410,752	(850,861)	22,718,398	(1,188,797)
Redeemable preferred stock	57,050	(1,408)	22,859	(2,721)	79,909	(4,129)
	$15,661,373	$(412,923)	$13,889,280	$(1,031,096)	$29,550,653	$(1,444,019)
RMBS and CMBS had gross unrealized losses greater than twelve months of $18.2 million and $34.5 million, respectively, as of March 31, 2018. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $7.9 million as of March 31, 2018. This category predominately includes student loan backed auction rate securities whose underlying collateral is at least 97%

guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $46.9 million and $7.4 million as of March 31, 2018, respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $62.7 million as of March 31, 2018. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $850.9 million as of March 31, 2018. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
     As of March 31, 2018, the Company had a total of 2,428 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017:

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
RMBS and CMBS had gross unrealized losses greater than twelve months of $13.4 million and $21.6 million, respectively, as of December 31, 2017. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $5.4 million as of December 31, 2017. This category predominately includes student loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the FFELP. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and other government-related securities had gross unrealized losses greater than twelve months of $31.5 million and $4.8 million as of December 31, 2017, respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $43.9 million as of December 31, 2017. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $472.4 million as of December 31, 2017. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
     As of March 31, 2018, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.8 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the

Company held $217.2 million of securities which were rated below investment grade. Approximately $307.5 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Fixed maturities	$(884,219)	$224,115
The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of March 31, 2018 and December 31, 2017, are as follows:

As of March 31, 2018	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$718,826	$—	$(56,007)	$662,819	$—
Steel City LLC	1,981,000	30,310	—	2,011,310	—
	$2,699,826	$30,310	$(56,007)	$2,674,129	$—

As of December 31, 2017	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$704,904	$—	$(19,163)	$685,741	$—
Steel City LLC	2,014,000	76,586	—	2,090,586	—
	$2,718,904	$76,586	$(19,163)	$2,776,327	$—
During the three months ended March 31, 2018 and 2017, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $30.3 million of gross unrecognized holding gains and $56.0 million of gross unrecognized holding losses by maturity as of March 31, 2018. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities ("VIE's"). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
The Company’s held-to-maturity securities had $76.6 million of gross unrecognized holding gains and $19.2 million of gross unrecognized holding losses by maturity as of December 31, 2017. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information.

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
Based on this analysis, the Company had an interest in two subsidiaries as of March 31, 2018 and December 31, 2017, Red Mountain LLC ("Red Mountain") and Steel City LLC ("Steel City"), that were determined to be VIEs.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the "Red Mountain Note") to Golden Gate V. For details of this transaction, see Note 10, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of March 31, 2018, no payments have been made or required related to this guarantee.
Steel City, a wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company, in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 10, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of March 31, 2018, no payments have been made or required related to this guarantee.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$2,394,370	$—	$2,394,370
Commercial mortgage-backed securities	4	—	1,841,506	—	1,841,506
Other asset-backed securities	4	—	740,863	503,789	1,244,652
U.S. government-related securities	4	1,041,123	286,677	—	1,327,800
State, municipalities, and political subdivisions	4	—	1,700,279	—	1,700,279
Other government-related securities	4	—	277,459	—	277,459
Corporate securities	4	—	27,933,364	626,409	28,559,773
Redeemable preferred stock	4	72,244	18,325	—	90,569
Total fixed maturity securities - available-for-sale		1,113,367	35,192,843	1,130,198	37,436,408
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	265,547	—	265,547
Commercial mortgage-backed securities	3	—	146,633	—	146,633
Other asset-backed securities	3	—	94,756	34,958	129,714
U.S. government-related securities	3	31,684	5,891	—	37,575
State, municipalities, and political subdivisions	3	—	318,142	—	318,142
Other government-related securities	3	—	40,368	—	40,368
Corporate securities	3	—	1,640,575	5,324	1,645,899
Redeemable preferred stock	3	3,264	—	—	3,264
Total fixed maturity securities - trading		34,948	2,511,912	40,282	2,587,142
Total fixed maturity securities		1,148,315	37,704,755	1,170,480	40,023,550
Equity securities	3	615,423	36	66,061	681,520
Other long-term investments(1)	3 & 4	87,558	354,855	144,352	586,765
Short-term investments	3	327,834	113,947	—	441,781
Total investments		2,179,130	38,173,593	1,380,893	41,733,616
Cash	3	307,724	—	—	307,724
Other assets	3	34,463	—	—	34,463
Assets related to separate accounts
Variable annuity	3	13,549,068	—	—	13,549,068
Variable universal life	3	1,019,250	—	—	1,019,250
Total assets measured at fair value on a recurring basis		$17,089,635	$38,173,593	$1,380,893	$56,644,121
Liabilities:
Annuity account balances (2)	3	$—	$—	$81,399	$81,399
Other liabilities(1)	3 & 4	7,397	189,206	621,102	817,705
Total liabilities measured at fair value on a recurring basis		$7,397	$189,206	$702,501	$899,104

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
(3) Fair Value through Net Income
(4) Fair Value through Other Comprehensive Income

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,327,212	$—	$2,327,212
Commercial mortgage-backed securities	—	1,889,822	—	1,889,822
Other asset-backed securities	—	745,184	504,365	1,249,549
U.S. government-related securities	958,775	264,477	—	1,223,252
State, municipalities, and political subdivisions	—	1,741,645	—	1,741,645
Other government-related securities	—	287,282	—	287,282
Corporate securities	—	29,075,109	626,901	29,702,010
Redeemable preferred stock	72,471	18,620	—	91,091
Total fixed maturity securities - available-for-sale	1,031,246	36,349,351	1,131,266	38,511,863
Fixed maturity securities - trading
Residential mortgage-backed securities	—	259,694	—	259,694
Commercial mortgage-backed securities	—	146,804	—	146,804
Other asset-backed securities	—	102,875	35,222	138,097
U.S. government-related securities	21,183	6,051	—	27,234
State, municipalities, and political subdivisions	—	326,925	—	326,925
Other government-related securities	—	63,925	—	63,925
Corporate securities	—	1,692,741	5,442	1,698,183
Redeemable preferred stock	3,327	—	—	3,327
Total fixed maturity securities - trading	24,510	2,599,015	40,664	2,664,189
Total fixed maturity securities	1,055,756	38,948,366	1,171,930	41,176,052
Equity securities	688,214	36	66,110	754,360
Other long-term investments(1)	51,102	417,969	136,004	605,075
Short-term investments	482,461	132,749	—	615,210
Total investments	2,277,533	39,499,120	1,374,044	43,150,697
Cash	252,310	—	—	252,310
Other assets	28,771	—	—	28,771
Assets related to separate accounts
Variable annuity	13,956,071	—	—	13,956,071
Variable universal life	1,035,202	—	—	1,035,202
Total assets measured at fair value on a recurring basis	$17,549,887	$39,499,120	$1,374,044	$58,423,051
Liabilities:
Annuity account balances(2)	$—	$—	$83,472	$83,472
Other liabilities(1)	5,755	240,927	760,890	1,007,572
Total liabilities measured at fair value on a recurring basis	$5,755	$240,927	$844,362	$1,091,044

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 92.4% of the Company's available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2018.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2018, the Company held $5.5 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of March 31, 2018, the Company held $538.7 million of Level 3 ABS, which included $503.7 million of other asset-backed securities classified as available-for-sale and $35.0 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. The Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of March 31, 2018, the Company classified approximately $32.2 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of March 31, 2018, the Company classified approximately $631.7 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of March 31, 2018, the Company held approximately $66.1 million of equity securities classified as Level 2 and Level 3. Of this total, $65.5 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 6, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2018, 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The fair value of the guaranteed living withdrawal benefits ("GLWB") embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 91.1% - 106.6%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of March 31, 2018, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $134.1 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of March 31, 2018 is $81.4 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$503,672	Liquidation	Liquidation value	$90 - $97 ($94.92)
		Discounted cash flow	Liquidity premium	0.07% - 1.09% (0.73%)
			Paydown rate	11.63% - 12.53% (12.16%)
Corporate securities	617,724	Discounted cash flow	Spread over treasury	0.96% - 4.35% (1.61%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$55,468	Actuarial cash flow model	Mortality	91.1% to 106.6% of
Ruark 2015 ALB table
			Lapse	0.3% - 15%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have a one-
time over-utilization of 400%
			Nonperformance risk	0.14% - 0.95%
Embedded derivative - FIA	218,340	Actuarial cash flow model	Expenses	$146 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	1994 MGDB table with company
experience
			Lapse	1.0% - 30.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.14% - 0.95%
Embedded derivative - IUL	77,350	Actuarial cash flow model	Mortality	34% - 152% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.14% - 0.95%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of March 31, 2018, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $49.5 million of financial instruments being classified as Level 3 as of March 31, 2018. Of the $49.5 million, $35.1 million are other asset-backed securities, $14.0 million are corporate securities, and $0.4 million are equity securities.
In certain cases, the Company has determined that book value materially approximates fair value. As of March 31, 2018, the Company held $65.7 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$504,228	Liquidation	Liquidation value	$90 - $97 ($94.91)
		Discounted Cash Flow	Liquidity premium	0.06% - 1.17% (0.75%)
			Paydown rate	11.31% - 11.97% (11.54%)
Corporate securities	617,770	Discounted cash flow	Spread over treasury	0.81% - 3.95% (1.06%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$111,760	Actuarial cash flow model	Mortality	91.1% to 106.6% of
Ruark 2015 ALB table
			Lapse	1.0% - 30.0%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have a one-
time over-utilization of 400%
			Nonperformance risk	0.11% - 0.79%
Embedded derivative - FIA	218,676	Actuarial cash flow model	Expenses	$146 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	1994 MGDB table with company
experience
			Lapse	1.0% - 30.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.11% - 0.79%
Embedded derivative - IUL	80,212	Actuarial cash flow model	Mortality	34% - 152% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.11% - 0.79%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company had considered all reasonably available quantitative inputs as of December 31, 2017, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $50.4 million of financial instruments being classified as Level 3 as of December 31, 2017. Of the $50.4 million, $35.4 million are other asset-backed securities, $14.6 million are corporate securities, and $0.4 million are equity securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2017, the Company held $65.7 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	504,365	—	514	—	(1,634)	—	(14)	—	—	—	558	503,789	—
Corporate securities	626,901	—	1,399	—	(12,101)	35,000	(23,635)	—	—	—	(1,155)	626,409	—
Total fixed maturity securities - available-for-sale	1,131,266	—	1,913	—	(13,735)	35,000	(23,649)	—	—	—	(597)	1,130,198	—
Fixed maturity securities - trading
Other asset-backed securities	35,222	194	—	(28)	—	—	(396)	—	—	—	(34)	34,958	166
Corporate securities	5,442	—	—	(94)	—	—	—	—	—	—	(24)	5,324	(94)
Total fixed maturity securities - trading	40,664	194	—	(122)	—	—	(396)	—	—	—	(58)	40,282	72
Total fixed maturity securities	1,171,930	194	1,913	(122)	(13,735)	35,000	(24,045)	—	—	—	(655)	1,170,480	72
Equity securities	66,110	—	—	(49)	—	—	—	—	—	—	—	66,061	(49)
Other long-term investments(1)	136,004	8,864	—	(516)	—	—	—	—	—	—	—	144,352	8,348
Total investments	1,374,044	9,058	1,913	(687)	(13,735)	35,000	(24,045)	—	—	—	(655)	1,380,893	8,371
Total assets measured at fair value on a recurring basis	$1,374,044	$9,058	$1,913	$(687)	$(13,735)	$35,000	$(24,045)	$—	$—	$—	$(655)	$1,380,893	$8,371
Liabilities:
Annuity account balances(2)	$83,472	$—	$—	$(794)	$—	$—	$—	$441	$3,308	$—	$—	$81,399	$—
Other liabilities(1)	760,890	161,318	—	(21,530)	—	—	—	—	—	—	—	621,102	139,788
Total liabilities measured at fair value on a recurring basis	$844,362	$161,318	$—	$(22,324)	$—	$—	$—	$441	$3,308	$—	$—	$702,501	$139,788

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended March 31, 2018, there were no securities transferred into Level 3.
For the three months ended March 31, 2018, there were no securities transferred into Level 2 from Level 3.
For the three months ended March 31, 2018, there were no transfers from Level 2 to Level 1.
For the three months ended March 31, 2018, there were no transfers from Level 1 into Level 2.

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
For the three months ended March 31, 2017, there was an immaterial amount of transfers of securities into Level 3.
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
For the three months ended March 31, 2017, there were no securities transferred from Level 1 into Level 2.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		March 31, 2018		December 31, 2017
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$6,846,633	$6,646,782	$6,817,723	$6,740,177
Policy loans	3	1,594,642	1,594,642	1,615,615	1,615,615
Fixed maturities, held-to-maturity(1)	3	2,699,826	2,674,129	2,718,904	2,776,327
Liabilities:
Stable value product account balances	3	$4,699,614	$4,658,178	$4,698,371	$4,698,868
Future policy benefits and claims(2)	3	220,307	220,307	220,498	220,498
Other policyholders' funds(3)	3	135,202	135,921	133,508	134,253
Debt:(4)
Bank borrowings	3	$325,000	$325,000	$—	$—
Senior Notes	2	769,776	751,951	943,370	933,926
Subordinated debt securities	2	495,324	486,595	495,289	501,215
Non-recourse funding obligations(5)	3	2,728,689	2,706,594	2,747,477	2,804,983

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain LLC and Steel City LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $1.6 million.
(5) As of March 31, 2018, carrying amount of $2.6 billion and a fair value of $2.7 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2017, carrying amount of $2.7 billion and a fair value of $2.8 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(16,892)	$3,448
Equity futures - VA	(6,428)	(30,817)
Currency futures - VA	(7,583)	(6,256)
Equity options - VA	12,016	(40,185)
Interest rate swaptions - VA	(14)	(1,469)
Interest rate swaps - VA	(63,710)	(8,957)
Total return swaps - VA	6,490	—
Embedded derivative - GLWB	56,292	33,632
Total derivatives related to VA contracts	(19,829)	(50,604)
Derivatives related to FIA contracts:
Embedded derivative - FIA	11,330	(12,411)
Equity futures - FIA	(161)	297
Equity options - FIA	(4,669)	10,700
Total derivatives related to FIA contracts	6,500	(1,414)
Derivatives related to IUL contracts:
Embedded derivative - IUL	9,884	(2,090)
Equity futures - IUL	136	(799)
Equity options - IUL	(1,250)	2,891
Total derivatives related to IUL contracts	8,770	2
Embedded derivative - Modco reinsurance treaties	82,658	(17,865)
Other derivatives	(40)	3
Total realized gains (losses) - derivatives	$78,059	$(69,878)

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
		(Dollars In Thousands)
For The Three Months Ended March 31, 2018
Foreign currency swaps	$615	$(113)	$—
Total	$615	$(113)	$—

For The Three Months Ended March 31, 2017
Foreign currency swaps	$(1,034)	$(205)	$—
Total	$(1,034)	$(205)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.4 million out of accumulated other comprehensive income into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	March 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$117,178	$12,131	$117,178	$6,016
Derivatives not designated as hedging instruments:
Interest rate swaps	1,065,000	25,943	1,265,000	55,411
Total return swaps	448,872	18,678	190,938	135
Embedded derivative - Modco reinsurance treaties	64,798	497	64,472	1,009
Embedded derivative - GLWB	5,264,710	143,855	4,897,069	134,995
Interest rate futures	375,718	8,059	1,071,870	3,178
Equity futures	272,807	11,218	62,266	154
Currency futures	150,801	1,127	1,117	2
Equity options	5,168,294	365,097	4,436,467	403,961
Interest rate swaptions	225,000	—	225,000	14
Other	157	160	157	200
	$13,153,335	$586,765	$12,331,534	$605,075
Other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$997,500	$12,157	$597,500	$2,960
Total return swaps	—	—	243,388	318
Embedded derivative - Modco reinsurance treaties	2,375,807	126,090	2,390,539	215,247
Embedded derivative - GLWB	4,378,592	199,322	4,718,311	246,755
Embedded derivative - FIA	2,109,420	218,340	1,951,650	218,676
Embedded derivative - IUL	186,173	77,350	168,349	80,212
Interest rate futures	872,564	4,630	230,404	917
Equity futures	95,918	1,288	318,795	2,593
Currency futures	95,062	971	255,248	2,087
Equity options	3,623,922	177,557	3,112,812	237,807
	$14,734,958	$817,705	$13,986,996	$1,007,572

7.    OFFSETTING OF ASSETS AND LIABILITIES
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

The tables below present the derivative instruments by assets and liabilities for the Company as of March 31, 2018:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$442,253	$—	$442,253	$194,876	$126,320	$121,057
Total derivatives, subject to a master netting arrangement or similar arrangement	442,253	—	442,253	194,876	126,320	121,057
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	497	—	497	—	—	497
Embedded derivative - GLWB	143,855	—	143,855	—	—	143,855
Other	160	—	160	—	—	160
Total derivatives, not subject to a master netting arrangement or similar arrangement	144,512	—	144,512	—	—	144,512
Total derivatives	586,765	—	586,765	194,876	126,320	265,569
Total Assets	$586,765	$—	$586,765	$194,876	$126,320	$265,569

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$196,603	$—	$196,603	$194,876	$1,727	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	196,603	—	196,603	194,876	1,727	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	126,090	—	126,090	—	—	126,090
Embedded derivative - GLWB	199,322	—	199,322	—	—	199,322
Embedded derivative - FIA	218,340	—	218,340	—	—	218,340
Embedded derivative - IUL	77,350	—	77,350	—	—	77,350
Total derivatives, not subject to a master netting arrangement or similar arrangement	621,102	—	621,102	—	—	621,102
Total derivatives	817,705	—	817,705	194,876	1,727	621,102
Repurchase agreements(1)	665,000	—	665,000	—	—	665,000
Total Liabilities	$1,482,705	$—	$1,482,705	$194,876	$1,727	$1,286,102

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2017:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$468,871	$—	$468,871	$242,105	$108,830	$117,936
Total derivatives, subject to a master netting arrangement or similar arrangement	468,871	—	468,871	242,105	108,830	117,936
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,009	—	1,009	—	—	1,009
Embedded derivative - GLWB	134,995	—	134,995	—	—	134,995
Other	200	—	200	—	—	200
Total derivatives, not subject to a master netting arrangement or similar arrangement	136,204	—	136,204	—	—	136,204
Total derivatives	605,075	—	605,075	242,105	108,830	254,140
Total Assets	$605,075	$—	$605,075	$242,105	$108,830	$254,140

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$246,682	$—	$246,682	$242,105	$4,577	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	246,682	—	246,682	242,105	4,577	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	215,247	—	215,247	—	—	215,247
Embedded derivative - GLWB	246,755	—	246,755	—	—	246,755
Embedded derivative - FIA	218,676	—	218,676	—	—	218,676
Embedded derivative - IUL	80,212	—	80,212	—	—	80,212
Total derivatives, not subject to a master netting arrangement or similar arrangement	760,890	—	760,890	—	—	760,890
Total derivatives	1,007,572	—	1,007,572	242,105	4,577	760,890
Repurchase agreements(1)	885,000	—	885,000	—	—	885,000
Total Liabilities	$1,892,572	$—	$1,892,572	$242,105	$4,577	$1,645,890

(1) Borrowings under repurchase agreements are for a term less than 90 days.

8.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2018, the Company’s mortgage loan holdings were approximately $6.8 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2018, assuming the loans are called at their next call dates, approximately $143.6 million of principal would become due for the remainder of 2018, $873.1 million in 2019 through 2023, $105.0 million in 2024 through 2028, and $2.0 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2018 and December 31, 2017, approximately $672.1 million and $669.3 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2018 and 2017, the Company recognized $7.3 million and $6.8 million, respectively, of participating mortgage loan income.
As of March 31, 2018, none of the Company's invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the three months ended March 31, 2018, the Company recognized no troubled debt restructurings and the Company did not identify any loans whose principal was permanently impaired.
The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of March 31, 2018, the Company did not have mortgage loans not subject to a pooling and servicing agreement that were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the three months ended March 31, 2018.
As of March 31, 2018, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the three months ended March 31, 2018.
As of March 31, 2018 and December 31, 2017, there were no allowances for mortgage loan credit losses. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property. The Company did not have any charge offs or recovery for the three months ended March 31, 2018.
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

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of March 31, 2018	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$814	$—	$—	$814
Number of delinquent commercial mortgage loans	1	—	—	1

As of December 31, 2017
Commercial mortgage loans	$1,817	$—	$—	$1,817
Number of delinquent commercial mortgage loans	2	—	—	2
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
     Mortgage loans that were modified in a troubled debt restructuring as of March 31, 2018 and December 31, 2017 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of March 31, 2018
Troubled debt restructuring:
Commercial mortgage loans	0	$—	$—

As of December 31, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$418	$418
9.    GOODWILL
The balance of goodwill for the Company as of March 31, 2018 was $793.5 million. There has been no change to goodwill during the three months ended March 31, 2018.
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
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2017, the Company performed its annual evaluation of goodwill based on information as of October 1, 2017, and determined that no adjustment to impair goodwill was necessary. During the three months ended March 31, 2018, the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate.
10.    DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt Securities
Debt and subordinated debt securities are summarized as follows:

	As of
	March 31, 2018		December 31, 2017
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Credit Facility	$325,000	$325,000	$—	$—
Capital lease obligation	1,591	1,591	1,682	1,682
6.40% Senior Notes (2007), due 2018	—	—	150,000	150,518
7.375% Senior Notes (2009), due 2019	400,000	431,015	400,000	435,806
8.45% Senior Notes (2009), due 2039	221,516	338,762	232,928	357,046
	$948,107	$1,096,368	$784,610	$945,052
Subordinated debt securities (year of issue):
5.35% Subordinated Debentures (2017), due 2052	$500,000	$495,324	$500,000	$495,289
	$500,000	$495,324	$500,000	$495,289
During the three months ended March 31, 2018, the Company repurchased and subsequently extinguished $17.5 million (par value - $11.4 million) of the Company's 8.45% Senior Notes due 2039. These repurchases resulted in a $0.5 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.
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
The Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion under a Credit Facility. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company's Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2018. There was an outstanding balance of $325.0 million bearing interest at a rate of LIBOR plus 1.00% as of March 31, 2018.

Non-Recourse Funding Obligations
Non-recourse funding obligations outstanding as of March 31, 2018, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,981,000	$1,981,000	2039	4.75%
Golden Gate II Captive Insurance Company	58,600	49,464	2052	4.29%
Golden Gate V Vermont Captive Insurance Company(2)(3)	635,000	695,836	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,389	2024	6.19%
Total	$2,675,691	$2,728,689

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of the Company. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of PLICO.
(3) Fixed rate obligations
Non-recourse funding obligations outstanding as of December 31, 2017, on a consolidated basis, are shown in the following table:

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
(3) Fixed rate obligations
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2018, the fair value of securities pledged under the repurchase program was $753.6 million, and the repurchase obligation of $665.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 173 basis points). During the three months ended March 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $808.0 million (at an average borrowing rate of 149 basis points) during the three months ended March 31, 2018. As of December 31, 2017, the fair value of securities pledged under the repurchase program was $1,006.6 million, and the repurchase obligation of $885.0 million was included in the Company's consolidated condensed balance sheets (at an average borrowing rate of 142 basis points). During 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.

Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of March 31, 2018, securities with a market value of $107.0 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of March 31, 2018, the fair value of the collateral related to this program was $113.9 million and the Company has an obligation to return $113.9 million of collateral to the securities borrowers.
The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of March 31, 2018 and December 31, 2017:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of March 31, 2018
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$293,539	$—	$—	$—	$293,539
Other asset-backed securities	—	—	—	—	—
Mortgage loans	460,072	—	—	—	460,072
Total repurchase agreements and repurchase-to-maturity transactions	753,611	—	—	—	753,611
Securities lending transactions
Corporate securities	94,155	—	—	—	94,155
Equity securities	12,798	—	—	—	12,798
Redeemable preferred stock	75	—	—	—	75
Total securities lending transactions	107,028	—	—	—	107,028
Total securities	$860,639	$—	$—	$—	$860,639

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2017
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$307,633	$—	$—	$—	$307,633
Corporate securities	—	—	—	—	—
Mortgage loans	698,974	—	—	—	698,974
Total securities	$1,006,607	$—	$—	$—	$1,006,607

Securities lending transactions
Corporate securities	$118,817	$—	$—	$—	$118,817
Equity securities	5,699	—	—	—	5,699
Redeemable preferred stock	755	—	—	—	755
Total securities lending transactions	125,271	—	—	—	125,271
Total securities	$1,131,878	$—	$—	$—	$1,131,878
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
12.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the three months ended March 31, 2018 and 2017, are as follows:

	For The Three Months Ended March 31,
	2018		2017
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,441	$387	$3,348	$334
Interest cost on projected benefit obligation	2,397	359	2,191	297
Expected return on plan assets	(4,026)	—	(3,352)	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss/(gain)	—	265	—	118
Preliminary net periodic benefit cost	1,812	1,011	2,187	749
Settlement/curtailment expense	—	—	—	—
Total net periodic benefit costs	$1,812	$1,011	$2,187	$749
During the three months ended March 31, 2018, the Company did not make a contribution to its defined benefit pension plan. The Company will make contributions in future periods as necessary to at least satisfy minimum funding requirements, to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers. The Company may also make additional discretionary contributions in excess of the contribution amounts established by the current funding policy.

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2018 and December 31, 2017.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2017	$25,874	$747	$(13,925)	$12,696
Other comprehensive income (loss) before reclassifications	(577,712)	487	—	(577,225)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	681	—	—	681
Amounts reclassified from accumulated other comprehensive income (loss)(1)	11	89	—	100
Net current-period other comprehensive income (loss)	(577,020)	576	—	(576,444)
Cumulative effect adjustments	(10,552)	—	—	(10,552)
Ending Balance, March 31, 2018	$(561,698)	$1,323	$(13,925)	$(574,300)

(1) See Reclassification table below for details.
(2)  As of March 31, 2018, net unrealized losses reported in AOCI were offset by $340.2 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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
(2)  As of December 31, 2016 and December 31, 2017, net unrealized losses reported in AOCI were offset by $424.1 million and $(6.3) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three months ended March 31, 2018 and 2017.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Three Months Ended March 31, 2018	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(113)	Benefits and settlement expenses, net of reinsurance ceded
	(113)	Total before tax
	24	Tax (expense) or benefit
	$(89)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$2,783	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,645)	Net impairment losses recognized in earnings
	(862)	Total before tax
	181	Tax (expense) or benefit
	$(681)	Net of tax

(1) See Note 6, Derivative Financial Instruments for additional information
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Three Months Ended March 31, 2017	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(205)	Benefits and settlement expenses, net of reinsurance ceded
	(205)	Total before tax
	72	Tax (expense) or benefit
	$(133)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$9,481	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(7,831)	Net impairment losses recognized in earnings
	1,650	Total before tax
	(578)	Tax (expense) or benefit
	$1,072	Net of tax

14.    INCOME TAXES
The Company used its respective estimates for its annual 2018 and 2017 incomes in computing its effective income tax rates for the three months ended March 31, 2018 and 2017. The estimate of the annual 2018 income excluded unrealized gains and losses on equity securities due to an inability to forecast future gains and losses. The Company's effective tax rate related to continuing operations varied from the maximum federal income tax rates as follows:

	For The Three Months Ended March 31,
	2018	2017
Statutory federal income tax rate applied to pre-tax income	21.0%	35.0%
State income taxes	1.2	0.6
Investment income not subject to tax	(2.8)	(3.2)
Unrealized tax positions	—	0.5
Other	(0.1)	—
	19.3%	32.9%
In 2012, the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS' Appeals Division. In October 2015, Appeals accepted the Company's earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company's 2008 through 2011 reported taxable income. The Company agreed to these adjustments. In April 2017, a routine review by Congress’ Joint Committee on Taxation was finalized without change and the Company received an approximate $6.2 million net refund in the fourth quarter of 2017.
The resulting net adjustment to the Company's current income taxes for the years 2003 through 2011 did not materially affect the Company or its effective tax rate.
In July 2016, the IRS proposed favorable and unfavorable adjustments to the Company's 2012 and 2013 reported taxable income. The Company agreed to these adjustments. The resulting settlement paid in September 2016 did not materially impact the Company or its effective tax rate.
There have been no material changes to the balance of unrecognized tax benefits, where the changes impact earnings, during the quarter ending March 31, 2018. The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.
In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Furthermore, due to the aforementioned IRS adjustments to the Company's pre-2014 taxable income, the Company has amended certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.
During the year ended December 31, 2016, the Company entered into a reinsurance transaction. This transaction generated an operating loss on the Company’s consolidated 2016 U.S. income tax return. The Company partially carried back this loss and received refunds for substantially all of the U.S. income taxes it paid in 2014 and 2015 and expects to fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2018 and December 31, 2017.
In the tax year ended December 31, 2017, the Company recognized provisional impacts related to the revaluation of certain deferred tax assets under the Tax Reform Act under Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued, additional analysis, and resulting changes in interpretations and assumptions the Company has made. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined. There are no such adjustments for the three months ended March 31, 2018. The accounting is expected to be complete by December 22, 2018.
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

•
The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. This segment also issues funding agreements to the FHLB, and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. The Company also has an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.

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

The Company's management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company's measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), and certain policy liabilities that is impacted by the exclusion of these items.
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
There were no significant intersegment transactions during the three months ended March 31, 2018 and 2017.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Revenues
Life Marketing	$434,916	$421,392
Acquisitions	379,094	401,367
Annuities	150,713	108,642
Stable Value Products	53,868	40,843
Asset Protection	76,375	80,083
Corporate and Other	70,866	52,970
Total revenues	$1,165,832	$1,105,297
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(17,849)	$18,945
Acquisitions	55,520	53,667
Annuities	40,531	53,007
Stable Value Products	29,080	23,899
Asset Protection	6,218	5,599
Corporate and Other	(20,679)	(19,728)
Pre-tax adjusted operating income	92,821	135,389
Realized (losses) gains on investments and derivatives	(1,023)	(23,040)
Income before income tax	91,798	112,349
Income tax expense	(17,686)	(36,935)
Net income	$74,112	$75,414

Pre-tax adjusted operating income	$92,821	$135,389
Adjusted operating income tax (expense) benefit	(18,044)	(44,999)
After-tax adjusted operating income	74,777	90,390
Realized (losses) gains on investments and derivatives	(1,023)	(23,040)
Income tax benefit (expense) on adjustments	358	8,064
Net income	$74,112	$75,414

Realized investment (losses) gains:
Derivative financial instruments	$78,059	$(69,878)
All other investments	(87,599)	22,841
Net impairment losses recognized in earnings	(3,645)	(7,831)
Less: related amortization(1)	9,156	(10,744)
Less: VA GLWB economic cost	(21,318)	(21,084)
Realized (losses) gains on investments and derivatives	$(1,023)	$(23,040)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of March 31, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,744,343	$19,275,508	$20,535,539	$4,571,793
DAC and VOBA	1,374,149	90,466	800,941	6,133
Other intangibles	277,489	33,909	166,784	7,889
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,596,255	$19,414,407	$21,839,941	$4,699,628

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,016,586	$13,988,814	$74,132,583
DAC and VOBA	162,465	—	2,434,154
Other intangibles	130,573	35,063	651,707
Goodwill	128,182	—	793,470
Total assets	$1,437,806	$14,023,877	$78,011,914

	Operating Segment Assets As of December 31, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,914,418	$19,588,133	$20,938,409	$4,569,639
DAC and VOBA	1,320,776	74,862	772,634	6,864
Other intangibles	282,361	34,548	170,117	8,056
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,717,829	$19,712,067	$22,217,837	$4,698,372

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$918,952	$15,043,597	$75,973,148
DAC and VOBA	24,441	—	2,199,577
Other intangibles	133,234	35,256	663,572
Goodwill	128,182	—	793,470
Total assets	$1,204,809	$15,078,853	$79,629,767
16.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to March 31, 2018, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.
On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed its previously announced acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Master Transaction Agreement”), previously reported in the Company's Current Report on Form 8-K filed on January 23, 2018, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of PLICO, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.9 million. All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the closing of the Transaction were approximately

$13.3 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.

On May 3, 2018, the Company and PLICO (together with the Company, the “Borrowers”) entered into the First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement dated February 2, 2015 (the “Credit Agreement”) with the several lenders from time to time a party thereto (collectively, the “Lenders”) and with Regions Bank in its capacity as Administrative Agent for the Lenders (the “Administrative Agent”). The Credit Agreement, as amended by the First Amendment, continues to provide for a $1 billion, five-year unsecured revolving credit facility (the “Credit Facility”), including a $500 million sublimit for the potential issuance of letters of credit and a $50 million sublimit for swingline advances. Borrowings made available under the Credit Facility may be used for general corporate purposes, including the refinancing of indebtedness. The First Amendment, among other things, extends the commitment termination date and final maturity date under the Credit Agreement from February 2, 2020 to May 3, 2023, allows the Borrowers in certain circumstances to request that the commitment amount under the Credit Facility be increased to a maximum amount of $1.5 billion (increased from the maximum $1.25 billion amount originally provided in the Credit Agreement), and changes the reference dates and base amounts used to calculate the minimum Adjusted Consolidated Net Worth that the Company is required to maintain under the Credit Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K.
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
FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE
This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

RECENT DEVELOPMENTS
On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed its previously announced acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Master Transaction Agreement”), previously reported in our Current Report on Form 8-K filed on January 23, 2018, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of PLICO, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.9 million. All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the closing of the Transaction were approximately $13.3 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.

RISKS AND UNCERTAINTIES
The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:
General

•	we are controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business;

•
exposure to risks related to natural and man-made disasters, catastrophes, diseases, epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts and climate change could adversely affect our operations and results;

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

•	we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;
Industry and Regulation

•	the business of our company is highly regulated and is subject to routine audits, examinations and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•	we may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives;

•	NAIC actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;

•
our use of captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products, may be limited or adversely affected by regulatory action, pronouncements and interpretations;

•	laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;

•	we are subject to insurance guaranty fund laws, rules and regulations which could adversely affect our financial condition or results of operations;

•	we are subject to insurable interest laws, rules and regulations which could adversely affect our financial condition or results of operations;

•	the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;

•
laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect our results of operations or financial condition;

•
new and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations;

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
CRITICAL ACCOUNTING POLICIES
Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.
RESULTS OF OPERATIONS
Our management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the guaranteed living withdrawal benefits ("GLWB") embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), and certain policy liabilities that is impacted by the exclusion of these items.

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
The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(17,849)	$18,945
Acquisitions	55,520	53,667
Annuities	40,531	53,007
Stable Value Products	29,080	23,899
Asset Protection	6,218	5,599
Corporate and Other	(20,679)	(19,728)
Pre-tax adjusted operating income	92,821	135,389
Realized (losses) gains on investments and derivatives	(1,023)	(23,040)
Income before income tax	91,798	112,349
Income tax expense	(17,686)	(36,935)
Net income	$74,112	$75,414

Pre-tax adjusted operating income	$92,821	$135,389
Adjusted operating income tax (expense) benefit	(18,044)	(44,999)
After-tax adjusted operating income	74,777	90,390
Realized (losses) gains on investments and derivatives	(1,023)	(23,040)
Income tax benefit (expense) on adjustments	358	8,064
Net income	$74,112	$75,414

Realized investment (losses) gains:
Derivative financial instruments	$78,059	$(69,878)
All other investments	(87,599)	22,841
Net impairment losses recognized in earnings	(3,645)	(7,831)
Less: related amortization(1)	9,156	(10,744)
Less: VA GLWB economic cost	(21,318)	(21,084)
Realized (losses) gains on investments and derivatives	$(1,023)	$(23,040)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
Net income for the three months ended March 31, 2018 included a $42.6 million, or 31.4%, decrease in pre-tax adjusted operating income. The decrease consisted of a $36.8 million decrease in the Life Marketing segment, a $12.5 million decrease in the Annuities segment, and a $1.0 million decrease in the Corporate & Other segment. These decreases were partially offset by a $1.9 million increase in the Acquisitions segment, a $5.2 million increase in the Stable Value Products segment, and an increase of $0.6 million in the Asset Protection segment.
Net realized losses on investments and derivatives for the three months ended March 31, 2018 was $1.0 million.

•
Life Marketing segment pre-tax adjusted operating loss was $17.8 million for the three months ended March 31, 2018, representing a decrease of $36.8 million from the three months ended March 31, 2017. The decrease was primarily due to an increase in claims and lower traditional life net premiums, offset by an increase in universal life net policy fees. Life claims were approximately $33.4 million higher for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017.

•
Acquisitions segment pre-tax adjusted operating income was $55.5 million for the three months ended March 31, 2018, an increase of $1.9 million as compared to the three months ended March 31, 2017, primarily due to a decrease in overall benefit expense and favorable adjustments to reinsurance premiums.

•
Annuities segment pre-tax adjusted operating income was $40.5 million for the three months ended March 31, 2018, as compared to $53.0 million for the three months ended March 31, 2017, a decrease of $12.5 million, or 23.5%. This variance was primarily the result of unfavorable unlocking, an unfavorable change in single premium immediate annuities ("SPIA") mortality, and higher non-deferred expenses, partially offset by increased interest spreads. Segment results were negatively impacted by $5.2 million of unfavorable unlocking for the three months ended March 31, 2018, as compared to $1.6 million of favorable unlocking for the three months ended March 31, 2017.

•
Stable Value segment pre-tax adjusted operating income was $29.1 million and increased $5.2 million, or 21.7%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase in adjusted operating earnings primarily resulted from higher average account values. Participating mortgage income for the three months ended March 31, 2018, was $6.9 million as compared to $6.8 million for the three months ended March 31, 2017. The adjusted operating spread, which excludes participating income, decreased by four basis points for the three months ended March 31, 2018, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $6.2 million, representing an increase of $0.6 million, or 11.1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Service contract earnings increased $1.2 million primarily due to favorable loss ratios and higher investment income. Credit insurance earnings decreased $0.5 million primarily due to lower volume. Earnings from the GAP product line decreased $0.1 million.

•
The Corporate and Other segment pre-tax adjusted operating loss was $20.7 million for the three months ended March 31, 2018, as compared to a pre-tax adjusted operating loss of $19.7 million for the three months ended March 31, 2017. The higher operating loss was primarily due to an increase in corporate overhead expenses, partly offset by an increase in investment income due to higher invested asset balances and improved yields.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$487,950	$453,135
Reinsurance ceded	(220,022)	(190,335)
Net premiums and policy fees	267,928	262,800
Net investment income	135,356	137,543
Other income	31,909	26,378
Total operating revenues	435,193	426,721
Realized gains (losses) - investments	(9,047)	(5,330)
Realized gains (losses) - derivatives	8,770	1
Total revenues	434,916	421,392
BENEFITS AND EXPENSES
Benefits and settlement expenses	361,151	332,058
Amortization of DAC/VOBA	31,654	30,415
Other operating expenses	60,237	45,303
Operating benefits and settlement expenses	453,042	407,776
Amortization related to benefits and settlement expenses	3,418	(3,165)
Amortization of DAC/VOBA related to realized gains (losses) - investments	(94)	344
Total benefits and expenses	456,366	404,955
INCOME (LOSS) BEFORE INCOME TAX	(21,450)	16,437
Less: realized gains (losses)	(277)	(5,329)
Less: amortization related to benefits and settlement expenses	(3,418)	3,165
Less: related amortization of DAC/VOBA	94	(344)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(17,849)	$18,945

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$12,592	$182
Universal life	29,759	43,189
	$42,351	$43,371
Sales By Distribution Channel
Traditional brokerage	$35,951	$37,368
Institutional	4,169	3,819
Direct	2,231	2,184
	$42,351	$43,371
Average Life Insurance In-force(2)
Traditional	$345,308,377	$352,440,121
Universal life	272,872,804	237,765,536
	$618,181,181	$590,205,657
Average Account Values
Universal life	$7,716,915	$7,546,119
Variable universal life	767,121	680,920
	$8,484,036	$8,227,039

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

Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Insurance companies:
First year commissions	$48,352	$50,543
Renewal commissions	9,829	9,841
First year ceding allowances	(132)	(701)
Renewal ceding allowances	(34,775)	(42,423)
General & administrative	55,865	55,483
Taxes, licenses, and fees	10,546	8,465
Other operating expenses incurred	89,685	81,208
Less: commissions, allowances & expenses capitalized	(63,163)	(63,982)
Other insurance company operating expenses	26,522	17,226
Distribution companies:
Commissions	23,353	19,998
Other operating expenses	10,362	8,079
Other distribution company operating expenses	33,715	28,077
Other operating expenses	$60,237	$45,303
For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $17.8 million for the three months ended March 31, 2018, representing a decrease of $36.8 million from the three months ended March 31, 2017. The decrease was primarily due to an increase in claims and lower traditional life net premiums, offset by an increase in universal life net policy fees. Life claims were approximately $33.4 million higher for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017.
Operating revenues
Total operating revenues for the three months ended March 31, 2018, increased $8.5 million, or 2.0%, as compared to the three months ended March 31, 2017. This increase was driven by higher policy fees and distribution company revenue.
Net premiums and policy fees
Net premiums and policy fees increased by $5.1 million, or 2.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to an increase in policy fees associated with continued growth in universal life business. Offsetting this was a decrease in traditional life premiums.
Net investment income
Net investment income in the segment decreased $2.2 million, or 1.6%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to lower traditional life and distribution company investment income of $1.9 million and $1.0 million, respectively, offset by higher universal life investment income of $0.7 million.
Other income
Other income increased $5.5 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 due to higher revenue in the segment's non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $29.1 million, or 8.8%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to an increase in claims, partly offset by a decrease in traditional life reserves. For the three months ended March 31, 2018, universal life unlocking increased policy benefits and settlement expenses $3.8 million, as compared to a decrease of $0.9 million for the three months ended March 31, 2017.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $1.2 million, or 4.1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to higher VOBA amortization in the universal life block, offset by lower VOBA amortization in the traditional blocks. For the three months ended March 31, 2018, universal life unlocking increased amortization $4.2 million, as compared to an increase of $0.3 million for the three months ended March 31, 2017.
Other operating expenses
Other operating expenses increased $14.9 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was driven by higher general and administrative expenses, commissions, and taxes, licenses and fees, along with a decrease in ceding allowances.
Sales
Sales for the segment decreased $1.0 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to lower sales in the universal life block, mostly offset by higher traditional life sales. The change between products was due to a shift in sales focus from a product within the universal life block to a new term life product.
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
Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(220,022)	$(190,335)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(233,138)	(165,493)
Amortization of DAC/VOBA	(1,323)	(1,416)
Other operating expenses(1)	(33,476)	(41,338)
Total benefits and expenses	(267,937)	(208,247)

NET IMPACT OF REINSURANCE	$47,915	$17,912

Allowances received	$(34,908)	$(43,124)
Less: Amount deferred	1,432	1,786
Allowances recognized (ceded other operating expenses)(1)	$(33,476)	$(41,338)
(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 305% to 390%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
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
For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
The higher ceded premium and policy fees for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was caused primarily by higher ceded traditional life premiums of $22.7 million and higher universal life policy fees of $6.4 million.
Ceded benefits and settlement expenses were higher for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to higher ceded claims. Traditional ceded benefits and settlement expenses increased $58.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to higher ceded reserves and claims. Universal life ceded benefits increased $7.2 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to higher ceded claims, partially offset by lower ceded reserves. Ceded universal life claims were $32.8 million higher and ceded traditional life claims were $39.1 million higher for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.
Ceded amortization of DAC and VOBA decreased slightly for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$276,789	$281,450
Reinsurance ceded	(77,652)	(80,250)
Net premiums and policy fees	199,137	201,200
Net investment income	183,597	190,969
Other income	3,589	2,788
Total operating revenues	386,323	394,957
Realized gains (losses) - investments	(90,611)	22,905
Realized gains (losses) - derivatives	83,382	(16,495)
Total revenues	379,094	401,367
BENEFITS AND EXPENSES
Benefits and settlement expenses	306,094	316,368
Amortization of VOBA	(1,174)	(3,085)
Other operating expenses	25,883	28,007
Operating benefits and expenses	330,803	341,290
Amortization related to benefits and settlement expenses	1,164	2,448
Amortization of VOBA related to realized gains (losses) - investments	(457)	13
Total benefits and expenses	331,510	343,751
INCOME BEFORE INCOME TAX	47,584	57,616
Less: realized gains (losses)	(7,229)	6,410
Less: amortization related to benefits and settlement expenses	(1,164)	(2,448)
Less: related amortization of VOBA	457	(13)
PRE-TAX ADJUSTED OPERATING INCOME	$55,520	$53,667

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$218,130,008	$233,273,368
Universal life	26,216,455	28,243,487
	$244,346,463	$261,516,855
Average Account Values
Universal life	$4,160,089	$4,211,856
Fixed annuity(2)	3,545,506	3,523,668
Variable annuity	1,205,383	1,167,104
	$8,910,978	$8,902,628
Interest Spread - Fixed Annuities
Net investment income yield	4.14%	3.99%
Interest credited to policyholders	3.24%	3.31%
Interest spread(3)	0.90%	0.68%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $55.5 million for the three months ended March 31, 2018, an increase of $1.9 million as compared to the three months ended March 31, 2017, primarily due to a decrease in overall benefit expense and favorable adjustments to reinsurance premiums.
Operating revenues
Net premiums and policy fees decreased $2.1 million, or 1.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to expected runoff of the in-force blocks of business. Net investment income decreased $7.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 due to expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses decreased $12.2 million, or 3.6%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease was primarily due to the expected runoff of the in-force blocks of business, partly offset by unfavorable mortality experience and higher amortization of VOBA.
Reinsurance
The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(77,652)	$(80,250)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(83,031)	(68,210)
Amortization of value of business acquired	(201)	(117)
Other operating expenses	(8,814)	(9,122)
Total benefits and expenses	(92,046)	(77,449)

NET IMPACT OF REINSURANCE(1)	$14,394	$(2,801)

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
The net impact of reinsurance was more favorable by $17.2 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to higher ceded claims. For the three months ended March 31, 2018, ceded revenues decreased by $2.6 million, while ceded benefits and expenses increased by $14.6 million primarily due to higher claims.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$38,644	$37,883
Reinsurance ceded	—	—
Net premiums and policy fees	38,644	37,883
Net investment income	82,009	78,988
Realized gains (losses) - derivatives	(21,318)	(21,084)
Other income	43,430	43,514
Total operating revenues	142,765	139,301
Realized gains (losses) - investments	(41)	275
Realized gains (losses) - derivatives, net of economic cost	7,989	(30,934)
Total revenues	150,713	108,642
BENEFITS AND EXPENSES
Benefits and settlement expenses	57,370	50,711
Amortization of DAC/VOBA	6,367	(559)
Other operating expenses	38,497	36,142
Operating benefits and expenses	102,234	86,294
Amortization related to benefits and settlement expenses	(77)	1,316
Amortization of DAC/VOBA related to realized gains (losses) - investments	5,202	(11,700)
Total benefits and expenses	107,359	75,910
INCOME BEFORE INCOME TAX	43,354	32,732
Less: realized gains (losses) - investments	(41)	275
Less: realized gains (losses) - derivatives, net of economic cost	7,989	(30,934)
Less: amortization related to benefits and settlement expenses	77	(1,316)
Less: related amortization of DAC/VOBA	(5,202)	11,700
PRE-TAX ADJUSTED OPERATING INCOME	$40,531	$53,007

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$418,642	$196,617
Variable annuity	88,886	113,561
	$507,528	$310,178
Average Account Values		.
Fixed annuity(2)	$8,580,851	$8,159,205
Variable annuity	13,153,489	12,855,580
	$21,734,340	$21,014,785
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.65%	3.65%
Interest credited to policyholders	2.51	2.53
Interest spread	1.14%	1.12%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(16,892)	$3,448
Equity futures - VA	(6,428)	(30,817)
Currency futures - VA	(7,583)	(6,256)
Equity options - VA	12,016	(40,185)
Interest rate swaptions - VA	(14)	(1,469)
Interest rate swaps - VA	(63,710)	(8,957)
Total return swaps - VA	6,490	—
Embedded derivative - GLWB(1)	56,292	33,632
Total derivatives related to VA contracts	(19,829)	(50,604)
Derivatives related to FIA contracts:
Embedded derivative - FIA	11,330	(12,411)
Equity futures - FIA	(161)	297
Equity options - FIA	(4,669)	10,700
Total derivatives related to FIA contracts	6,500	(1,414)
VA GLWB economic cost(2)	21,318	21,084
Realized gains (losses) - derivatives, net of economic cost	$7,989	$(30,934)

(1) Includes impact of nonperformance risk of $19.5 million and $(14.5) million for the three months ended March 31, 2018 and 2017.
(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	March 31, 2018	December 31, 2017
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$93,678	$72,825
GMDB Reserves	31,334	30,944
GLWB and GMAB Reserves	55,468	111,760
Account value subject to GLWB rider	9,368,564	9,718,263
GLWB Benefit Base	10,489,544	10,560,893
GMAB Benefit Base	3,029	3,298
S&P 500® Index	2,641	2,674

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $40.5 million for the three months ended March 31, 2018, as compared to $53.0 million for the three months ended March 31, 2017, a decrease of $12.5 million, or 23.5%. This variance was primarily the result of unfavorable unlocking, an unfavorable change in SPIA mortality, and higher non-deferred expenses, partially offset by increased interest spreads. Segment results were negatively impacted by $5.2 million of unfavorable unlocking for the three months ended March 31, 2018, as compared to $1.6 million of favorable unlocking for the three months ended March 31, 2017.
Operating revenues
Segment operating revenues increased $3.5 million, or 2.5%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to higher investment income. The higher investment income related to growth in account value. Average fixed account balances increased 5.2% and average variable account balances increased 2.3% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.
Benefits and settlement expenses
Benefits and settlement expenses increased $6.7 million, or 13.1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was primarily the result of an unfavorable change in SPIA mortality, higher credited interest, and an unfavorable change in guaranteed benefit reserves. Included in benefits and settlement expenses was $0.1 million of unfavorable unlocking for the three months ended March 31, 2018, as compared to $0.1 million of favorable unlocking for the three months ended March 31, 2017.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $6.9 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The unfavorable change was primarily due to unfavorable unlocking. DAC and VOBA unlocking for the three months ended March 31, 2018, was $5.1 million unfavorable as compared to $1.4 million favorable for the three months ended March 31, 2017.
Other operating expenses
Other operating expenses increased $2.4 million, or 6.5%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Increases in non-deferred acquisition expense and commission expenses were partially offset by lower non-deferred maintenance and overhead expense.
Sales
Total sales increased $197.4 million, or 63.6%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Sales of variable annuities decreased $24.7 million, or 21.7% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to disruptions in the broader market driven by regulatory rule changes and the relative competitiveness of our product within the market. Sales of fixed annuities increased by $222.0 million, or 112.9%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to an increase in single premium deferred annuities (“SPDA”) sales.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Net investment income	$53,893	$39,346
Other income	178	—
Total operating revenues	54,071	39,346
Realized gains (losses)	(203)	1,497
Total revenues	53,868	40,843
BENEFITS AND EXPENSES
Benefits and settlement expenses	23,643	14,448
Amortization of deferred policy acquisition costs	730	456
Other operating expenses	618	543
Total benefits and expenses	24,991	15,447
INCOME BEFORE INCOME TAX	28,877	25,396
Less: realized gains (losses)	(203)	1,497
PRE-TAX ADJUSTED OPERATING INCOME	$29,080	$23,899
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Sales(1)
GIC	$10,000	$55,000
GFA	—	200,000
	$10,000	$255,000

Average Account Values	$4,710,531	$3,590,453
Ending Account Values	$4,699,614	$3,614,225

Operating Spread
Net investment income yield	4.58%	4.39%
Other income yield	0.02	—
Interest credited	(2.01)	(1.61)
Operating expenses	(0.12)	(0.11)
Operating spread	2.47%	2.67%

Adjusted operating spread(2)	1.87%	1.91%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $29.1 million and increased $5.2 million, or 21.7%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase in adjusted operating earnings primarily resulted from higher average account values. Participating mortgage income for the three months ended March 31, 2018, was $6.9 million as compared to $6.8 million for the three months ended March 31, 2017. The adjusted operating spread, which excludes participating income, decreased by four basis points for the three months ended March 31, 2018, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$82,600	$84,691
Reinsurance ceded	(47,744)	(45,432)
Net premiums and policy fees	34,856	39,259
Net investment income	6,969	6,326
Other income	34,550	34,498
Total operating revenues	76,375	80,083
BENEFITS AND EXPENSES
Benefits and settlement expenses	29,109	31,804
Amortization of DAC/VOBA	15,753	4,635
Other operating expenses	25,295	38,045
Total benefits and expenses	70,157	74,484
INCOME BEFORE INCOME TAX	6,218	5,599
PRE-TAX ADJUSTED OPERATING INCOME	$6,218	$5,599
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Sales(1)
Credit insurance	$3,166	$4,074
Service contracts	96,503	97,834
GAP	15,596	31,347
	$115,265	$133,255
Loss Ratios(2)
Credit insurance	29.8%	26.2%
Service contracts	54.4	62.1
GAP	139.2	120.7

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $6.2 million, representing an increase of $0.6 million, or 11.1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Service contract earnings increased $1.2 million primarily due to favorable loss ratios and higher investment income. Credit insurance earnings decreased $0.5 million primarily due to lower volume. Earnings from the GAP product line decreased $0.1 million.

Net premiums and policy fees
Net premiums and policy fees decreased $4.4 million, or 11.2%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Service contract premiums decreased $1.3 million primarily due to higher ceded premiums in existing distribution channels. GAP premiums decreased $2.0 million and credit insurance premiums decreased $1.1 million as a result of lower sales.
Other income
Other income increased $0.1 million, or 0.2%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.
Benefits and settlement expenses
Benefits and settlement expenses decreased $2.7 million, or 8.5%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Service contract claims decreased $2.5 million due to lower loss ratios. Credit insurance claims decreased $0.2 million due to lower volume. GAP claims were consistent as compared to the prior year.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA increased $11.1 million and other operating expenses decreased $12.8 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The changes were due to the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Sales
Total segment sales decreased $18.0 million, or 13.5%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. GAP sales decreased $15.8 million due to discontinuing the relationship with a significant distribution partner. Service contract sales decreased $1.3 million due to lower volume resulting from previous price increases. Credit insurance sales decreased $0.9 million due to decreasing demand for the product.
Reinsurance
The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(47,744)	$(45,432)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(19,990)	(18,369)
Amortization of DAC/VOBA	(1,032)	(676)
Other operating expenses	(799)	(1,209)
Total benefits and expenses	(21,821)	(20,254)
NET IMPACT OF REINSURANCE(1)	$(25,923)	$(25,178)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
Reinsurance premiums ceded increased $2.3 million, or 5.1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase was primarily due to an increase in ceded service contract premiums.
Benefits and settlement expenses ceded increased $1.6 million, or 8.8%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase was primarily due to higher ceded losses in the service contract product line and GAP product line.
Amortization of DAC and VOBA ceded increased $0.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, as the result of changes in ceded activity in the service contract and credit product lines. Other operating expenses ceded decreased $0.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, as a result of changes in ceded activity in all product lines.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,183	$3,427
Reinsurance ceded	(5)	(59)
Net premiums and policy fees	3,178	3,368
Net investment income	59,039	53,241
Other income	755	2,064
Total operating revenues	62,972	58,673
Realized gains (losses) - investments	8,658	(4,337)
Realized gains (losses) - derivatives	(764)	(1,366)
Total revenues	70,866	52,970
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,930	3,654
Amortization of DAC and VOBA	—	—
Other operating expenses	78,721	74,747
Total benefits and expenses	83,651	78,401
INCOME (LOSS) BEFORE INCOME TAX	(12,785)	(25,431)
Less: realized gains (losses) - investments	8,658	(4,337)
Less: realized gains (losses) - derivatives	(764)	(1,366)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(20,679)	$(19,728)
For The Three Months Ended March 31, 2018, as compared to The Three Months Ended March 31, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $20.7 million for the three months ended March 31, 2018, as compared to a pre-tax adjusted operating loss of $19.7 million for the three months ended March 31, 2017. The higher operating loss was primarily due to an increase in corporate overhead expenses, partly offset by an increase in investment income due to higher invested asset balances and improved yields.
Operating revenues
Net investment income for the segment increased $5.8 million, or 10.9%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase was primarily due to an increase in invested asset balances and yields.
Total benefits and expenses
Total benefits and expenses increased $5.3 million or 6.7%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to increases in interest expense and corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of March 31, 2018, our investment portfolio was approximately $53.2 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $37.4 billion, or 87.6%, of our fixed maturities as “available-for-sale” as of March 31, 2018. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.6 billion, or 6.1%, of our fixed maturities and $70.5 million of short-term investments as of March 31, 2018. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 6.3%, of our fixed maturities as “held-to-maturity” as of March 31, 2018. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	March 31, 2018		December 31, 2017
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2018 - $30,779,523; 2017 - $30,880,196)	$29,830,326	56.1%	$30,860,541	56.5%
Privately issued bonds (amortized cost: 2018 - $12,987,993; 2017 - $12,984,569)	12,799,217	24.1	12,939,997	23.7
Preferred stock (amortized cost: 2018 - $97,626 ; 2017 - $97,690)	93,833	0.2	94,418	0.1
Fixed maturities	42,723,376	80.4%	43,894,956	80.3%
Equity securities (cost: 2018 - $676,451; 2017 - $740,813)	681,520	1.3	754,360	1.4
Mortgage loans	6,846,633	12.8	6,817,723	12.5
Investment real estate	7,531	—	8,355	—
Policy loans	1,594,642	3.0	1,615,615	3.0
Other long-term investments	920,939	1.7	915,595	1.7
Short-term investments	441,781	0.8	615,210	1.1
Total investments	$53,216,422	100.0%	$54,621,814	100.0%
Included in the preceding table are $2.6 billion and $2.7 billion of fixed maturities and $70.5 million and $56.3 million of short-term investments classified as trading securities as of March 31, 2018 and December 31, 2017, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.7 billion and $2.7 billion of securities classified as held-to-maturity as of March 31, 2018 and December 31, 2017, respectively.

Fixed Maturity Investments
As of March 31, 2018, our fixed maturity investment holdings were approximately $42.7 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2018		December 31, 2017
	(Dollars In Thousands)
AAA	$5,848,800	13.7%	$5,740,115	13.1%
AA	3,476,571	8.1	3,577,512	8.2
A	13,362,349	31.3	13,969,721	31.8
BBB	15,296,986	35.8	15,752,970	35.9
Below investment grade	2,038,844	4.8	2,135,734	4.8
Not rated(1)	2,699,826	6.3	2,718,904	6.2
	$42,723,376	100.0%	$43,894,956	100.0%

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2018	December 31, 2017
	(Dollars In Thousands)
Corporate securities	$30,205,672	$31,400,193
Residential mortgage-backed securities	2,659,917	2,586,906
Commercial mortgage-backed securities	1,988,139	2,036,626
Other asset-backed securities	1,374,366	1,387,646
U.S. government-related securities	1,365,375	1,250,486
Other government-related securities	317,827	351,207
States, municipals, and political subdivisions	2,018,421	2,068,570
Redeemable preferred stock	93,833	94,418
Securities issued by affiliates	2,699,826	2,718,904
Total fixed income portfolio	$42,723,376	$43,894,956

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of March 31, 2018	% Fair Value	As of December 31, 2017	% Fair Value
	(Dollars In Thousands)
Banking	$4,165,556	9.9%	$4,301,821	9.8%
Other finance	58,718	0.1	60,697	0.1
Electric utility	3,807,591	9.0	3,977,035	9.1
Energy	3,847,300	9.1	4,009,926	9.1
Natural gas	694,907	1.6	736,626	1.7
Insurance	3,522,587	8.2	3,689,572	8.4
Communications	1,645,436	3.9	1,691,391	3.9
Basic industrial	1,552,618	3.6	1,629,349	3.7
Consumer noncyclical	3,692,177	8.6	3,816,011	8.7
Consumer cyclical	1,195,713	2.8	1,232,991	2.8
Finance companies	156,666	0.4	162,673	0.4
Capital goods	1,808,520	4.2	1,910,950	4.4
Transportation	1,161,945	2.7	1,210,272	2.8
Other industrial	234,963	0.5	239,368	0.5
Brokerage	912,479	2.1	921,295	2.1
Technology	1,696,725	4.0	1,756,746	4.0
Real estate	81,590	0.2	82,125	0.2
Other utility	64,014	0.1	65,763	0.1
Commercial mortgage-backed securities	1,988,139	4.7	2,036,626	4.6
Other asset-backed securities	1,374,366	3.2	1,387,646	3.2
Residential mortgage-backed non-agency securities	1,926,327	4.5	1,861,883	4.2
Residential mortgage-backed agency securities	733,590	1.7	725,023	1.7
U.S. government-related securities	1,365,375	3.2	1,250,486	2.8
Other government-related securities	317,827	0.7	351,207	0.8
State, municipals, and political divisions	2,018,421	4.7	2,068,570	4.7
Securities issued by affiliates	2,699,826	6.3	2,718,904	6.2
Total	$42,723,376	100.0%	$43,894,956	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2018	December 31, 2017
	(Dollars In Thousands)
AAA	$350,048	$355,719
AA	267,909	277,984
A	888,105	911,490
BBB	863,977	890,101
Below investment grade	217,103	228,895
Total Modco trading fixed maturities	$2,587,142	$2,664,189
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2018, were approximately $6.0 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,352.1	$2,387.0	$—	$—	$1,222.7	$1,256.6	$584.3	$585.4	$4,159.1	$4,229.0
AA	—	—	—	—	517.6	536.6	179.8	173.5	697.4	710.1
A	6.3	6.2	15.2	15.2	244.7	249.9	498.9	499.1	765.1	770.4
BBB	6.2	6.3	2.7	2.7	3.2	3.2	49.6	49.3	61.7	61.5
Below	77.5	77.4	199.9	201.0	—	—	61.7	61.3	339.1	339.7
	$2,442.1	$2,476.9	$217.8	$218.9	$1,988.2	$2,046.3	$1,374.3	$1,368.6	$6,022.4	$6,110.7

Rating %
AAA	96.2%	96.3%	—%	—%	61.5%	61.4%	42.5%	42.7%	69.1%	69.2%
AA	—	—	—	—	26.0	26.2	13.1	12.7	11.6	11.6
A	0.3	0.3	7.0	6.9	12.3	12.2	36.3	36.5	12.7	12.6
BBB	0.3	0.3	1.2	1.2	0.2	0.2	3.6	3.6	1.0	1.0
Below	3.2	3.1	91.8	91.9	—	—	4.5	4.5	5.6	5.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,058.0	$1,070.7	$217.8	$218.9	$1,233.3	$1,269.0	$763.7	$759.6	$3,272.8	$3,318.2
2015	450.8	456.3	—	—	209.8	211.5	18.7	18.2	679.3	686.0
2016	232.4	239.2	—	—	441.4	459.1	231.9	231.9	905.7	930.2
2017	552.4	562.2	—	—	99.6	102.6	329.3	328.2	981.3	993.0
2018	148.5	148.5	—	—	4.1	4.1	30.7	30.7	183.3	183.3
Total	$2,442.1	$2,476.9	$217.8	$218.9	$1,988.2	$2,046.3	$1,374.3	$1,368.6	$6,022.4	$6,110.7

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2017
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,264.2	$2,268.0	$—	$—	$1,258.2	$1,271.1	$591.5	$590.5	$4,113.9	$4,129.6
AA	1.4	1.4	—	—	522.9	533.6	158.5	150.1	682.8	685.1
A	1.1	1.1	15.9	15.9	252.2	253.9	512.9	508.6	782.1	779.5
BBB	1.5	1.5	1.5	1.5	3.3	3.3	50.2	49.6	56.5	55.9
Below	92.5	92.1	208.8	209.0	—	—	74.5	73.7	375.8	374.8
	$2,360.7	$2,364.1	$226.2	$226.4	$2,036.6	$2,061.9	$1,387.6	$1,372.5	$6,011.1	$6,024.9

Rating %
AAA	95.9%	95.9%	—%	—%	61.7%	61.6%	42.6%	43.0%	68.4%	68.5%
AA	0.1	0.1	—	—	25.7	25.9	11.4	10.9	11.4	11.4
A	—	—	7.0	7.0	12.4	12.3	37.0	37.1	13.0	12.9
BBB	0.1	0.1	0.6	0.6	0.2	0.2	3.6	3.6	0.9	0.9
Below	3.9	3.9	92.4	92.4	—	—	5.4	5.4	6.3	6.3
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$897.4	$898.8	$226.2	$226.4	$1,025.2	$1,039.4	$761.2	$752.4	$2,910.0	$2,917.0
2014	203.8	202.8	—	—	239.0	243.8	31.2	31.6	474.0	478.2
2015	456.4	458.4	—	—	213.7	211.9	29.4	28.7	699.5	699.0
2016	237.0	240.0	—	—	456.2	463.8	232.9	230.3	926.1	934.1
2017	566.1	564.1	—	—	102.5	103.0	332.9	329.5	1,001.5	996.6
Total	$2,360.7	$2,364.1	$226.2	$226.4	$2,036.6	$2,061.9	$1,387.6	$1,372.5	$6,011.1	$6,024.9

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of March 31, 2018, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 12.11 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2018:

Weighted-Average
Non-agency portfolio	Life
Prime	12.69
Alt-A	3.31
Sub-prime	3.21
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2018, our mortgage loan holdings were approximately $6.8 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2018, assuming the loans are called at their next call dates, approximately $143.6 million of principal would become due for the remainder of 2018, $873.1 million in 2019 through 2023, $105.0 million in 2024 through 2028, and $2.0 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2018 and December 31, 2017, approximately $672.1 million and $669.3 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2018 and 2017, we recognized $7.3 million and $6.8 million, respectively, of participating mortgage loan income.
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2018 and December 31, 2017, there were no allowances for mortgage loan credit losses. While our mortgage loans do not have quoted market values, as of March 31, 2018, we estimated the fair value of our mortgage loans to be $6.6 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 2.92% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of March 31, 2018, none of the Company's invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the three months ended March 31, 2018, we recognized no troubled debt restructurings and we did not identify any loans whose principal was permanently impaired.
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of March 31, 2018, the Company did not have mortgage loans not subject to a pooling and servicing agreement that were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the three months ended March 31, 2018.
As of March 31, 2018, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the three months ended March 31, 2018.
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
Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2018, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $1.1 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of March 31, 2018, and an overall net unrealized gain of $36.0 million as of December 31, 2017.

For fixed maturity securities held that are in an unrealized loss position as of March 31, 2018, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$9,939,975	33.8%	$10,173,366	32.8%	$(233,391)	16.2%
>90 days but <= 180 days	5,207,611	17.6	5,366,018	17.3	(158,407)	11.0
>180 days but <= 270 days	391,672	1.3	408,208	1.3	(16,536)	1.1
>270 days but <= 1 year	122,114	0.4	126,703	0.4	(4,589)	0.3
>1 year but <= 2 years	6,447,678	21.8	6,799,375	21.9	(351,697)	24.3
>2 years but <= 3 years	605,113	2.0	666,698	2.2	(61,585)	4.3
>3 years but <= 4 years	6,836,490	23.1	7,454,304	24.1	(617,814)	42.8
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$29,550,653	100.0%	$30,994,672	100.0%	$(1,444,019)	100.0%
As of March 31, 2018, the Barclays Investment Grade Index was priced at 107 bps versus a 10 year average of 173 bps. Similarly, the Barclays High Yield Index was priced at 370 bps versus a 10 year average of 642 bps. As of March 31, 2018, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.6%, 2.7%, and 3.0%, as compared to 10 year averages of 1.7%, 2.6%, and 3.4%, respectively.
As of March 31, 2018, 93.4% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of March 31, 2018, there were estimated gross unrealized losses of $3.2 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of March 31, 2018, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2018, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$2,928,357	9.9%	$3,013,567	9.8%	$(85,210)	5.9%
Other finance	37,275	0.1	40,361	0.1	(3,086)	0.2
Electric utility	3,358,549	11.5	3,592,299	11.6	(233,750)	16.2
Energy	2,307,388	7.8	2,423,585	7.8	(116,197)	8.0
Natural gas	614,596	2.1	652,025	2.1	(37,429)	2.6
Insurance	2,841,971	9.6	2,990,448	9.6	(148,477)	10.3
Communications	1,405,429	4.8	1,513,078	4.9	(107,649)	7.5
Basic industrial	999,869	3.4	1,055,087	3.4	(55,218)	3.8
Consumer noncyclical	2,938,886	9.9	3,097,456	10.0	(158,570)	11.0
Consumer cyclical	857,433	2.9	903,586	2.9	(46,153)	3.2
Finance companies	72,642	0.2	76,040	0.2	(3,398)	0.2
Capital goods	1,509,374	5.1	1,581,897	5.1	(72,523)	5.0
Transportation	1,021,678	3.5	1,074,082	3.5	(52,404)	3.6
Other industrial	189,392	0.6	203,821	0.7	(14,429)	1.0
Brokerage	628,657	2.1	646,279	2.1	(17,622)	1.2
Technology	1,011,003	3.4	1,049,908	3.4	(38,905)	2.7
Real estate	29,836	0.1	30,458	0.1	(622)	—
Other utility	45,973	0.2	47,257	0.2	(1,284)	0.1
Commercial mortgage-backed securities	1,741,151	5.9	1,799,846	5.8	(58,695)	4.1
Other asset-backed securities	273,757	0.9	283,410	0.9	(9,653)	0.7
Residential mortgage-backed non-agency securities	1,280,462	4.3	1,313,164	4.2	(32,702)	2.3
Residential mortgage-backed agency securities	541,196	1.8	556,125	1.8	(14,929)	1.0
U.S. government-related securities	1,200,197	4.1	1,250,198	4.0	(50,001)	3.5
Other government-related securities	202,472	0.7	214,098	0.7	(11,626)	0.8
States, municipals, and political divisions	1,513,110	5.1	1,586,597	5.1	(73,487)	5.1
Total	$29,550,653	100.0%	$30,994,672	100.0%	$(1,444,019)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2017, is presented in the following table:

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

The range of maturity dates for securities in an unrealized loss position as of March 31, 2018, varies, with 22.9% maturing in less than 5 years, 18.2% maturing between 5 and 10 years, and 58.9% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2018:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$17,442,833	59.0%	$18,217,557	58.8%	$(774,724)	53.7%
BBB	11,312,582	38.4	11,885,322	38.3	(572,740)	39.7
Investment grade	28,755,415	97.4%	30,102,879	97.1%	(1,347,464)	93.4%
BB	480,529	1.6	525,907	1.7	(45,378)	3.1
B	185,318	0.6	218,636	0.7	(33,318)	2.3
CCC or lower	129,391	0.4	147,250	0.5	(17,859)	1.2
Below investment grade	795,238	2.6%	891,793	2.9%	(96,555)	6.6%
Total	$29,550,653	100.0%	$30,994,672	100.0%	$(1,444,019)	100.0%
As of March 31, 2018, we held a total of 2,428 positions that were in an unrealized loss position. Included in that amount were 94 positions of below investment grade securities with a fair value of $795.2 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $96.6 million, $70.8 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.5% of invested assets.
As of March 31, 2018, securities in an unrealized loss position that were rated as below investment grade represented 2.6% of the total fair value and 6.6% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2018:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$227,428	28.6%	$234,456	26.3%	$(7,028)	29.5%
>90 days but <= 180 days	128,478	16.2	139,348	15.6	(10,870)	14.9
>180 days but <= 270 days	50,109	6.3	57,246	6.4	(7,137)	6.1
>270 days but <= 1 year	9,720	1.2	10,473	1.2	(753)	1.1
>1 year but <= 2 years	31,900	4.0	35,655	4.0	(3,755)	3.8
>2 years but <= 3 years	103,166	13.0	124,674	14.0	(21,508)	13.4
>3 years but <= 4 years	244,437	30.7	289,941	32.5	(45,504)	31.2
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$795,238	100.0%	$891,793	100.0%	$(96,555)	100.0%

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2018:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$5,498,752	14.7%
AA	3,208,662	8.6
A	12,474,244	33.3
BBB	14,433,009	38.5
Investment grade	35,614,667	95.1
BB	1,277,498	3.4
B	289,596	0.8
CCC or lower	254,647	0.7
Below investment grade	1,821,741	4.9
Total	$37,436,408	100.0%
Not included in the table above are $2.4 billion of investment grade and $217.2 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2018. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2018:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Federal Home Loan Bank	$236.6	$—	$236.6
Southern Co.	205.8	—	205.8
AT&T, Inc.	205.0	—	205.0
Duke Energy Corp.	202.9	—	202.9
Morgan Stanley	192.5	—	192.5
Exelon Corp.	188.1	—	188.1
Goldman Sachs Group Inc.	187.9	—	187.9
Wells Fargo & Co.	185.4	1.6	187.0
Anheuser-Busch Inbev.	185.7	—	185.7
Bank of America Corp.	181.1	0.5	181.6
Total	$1,971.0	$2.1	$1,973.1
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2018, we recognized approximately $3.6 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2018. As of March 31, 2018, we had no unfunded exposure and had no direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$601.3	$793.1	$1,394.4
Netherlands	217.1	234.5	451.6
Switzerland	233.7	98.9	332.6
France	135.3	194.5	329.8
Germany	118.3	147.6	265.9
Spain	7.3	213.5	220.8
Belgium	—	181.1	181.1
Sweden	125.2	19.7	144.9
Norway	—	97.1	97.1
Ireland	15.1	43.3	58.4
Luxembourg	—	55.2	55.2
Italy	—	43.5	43.5
Total securities	1,453.3	2,122.0	3,575.3
Derivatives:
Germany	32.5	—	32.5
United Kingdom	22.7	—	22.7
France	11.6	—	11.6
Switzerland	2.5	—	2.5
Total derivatives	69.3	—	69.3
Total securities	$1,522.6	$2,122.0	$3,644.6

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Fixed maturity gains - sales	$8,049	$10,738
Fixed maturity losses - sales	(5,266)	(1,248)
Equity gains and losses	(8,786)	(9)
Impairments on fixed maturity securities	(3,645)	(5,201)
Impairments on equity securities	—	(2,630)
Modco trading portfolio	(84,709)	18,552
Other	3,113	(5,192)
Total realized gains (losses) - investments	$(91,244)	$15,010
Derivatives related to VA contracts:
Interest rate futures - VA	$(16,892)	$3,448
Equity futures - VA	(6,428)	(30,817)
Currency futures - VA	(7,583)	(6,256)
Equity options - VA	12,016	(40,185)
Interest rate swaptions - VA	(14)	(1,469)
Interest rate swaps - VA	(63,710)	(8,957)
Total return swaps - VA	6,490	—
Embedded derivative - GLWB	56,292	33,632
Total derivatives related to VA contracts	(19,829)	(50,604)
Derivatives related to FIA contracts:
Embedded derivative - FIA	11,330	(12,411)
Equity futures - FIA	(161)	297
Equity options - FIA	(4,669)	10,700
Total derivatives related to FIA contracts	6,500	(1,414)
Derivatives related to IUL contracts:
Embedded derivative - IUL	9,884	(2,090)
Equity futures - IUL	136	(799)
Equity options - IUL	(1,250)	2,891
Total derivatives related to IUL contracts	8,770	2
Embedded derivative - Modco reinsurance treaties	82,658	(17,865)
Other derivatives	(40)	3
Total realized gains (losses) - derivatives	$78,059	$(69,878)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three months ended March 31, 2018, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

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

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Alt-A MBS	$—	$—
Other MBS	(31)	(5)
Corporate securities	(3,614)	(5,196)
Equities	—	(2,630)
Other	—	—
Total	$(3,645)	$(7,831)
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2018, we sold securities in an unrealized loss position with a fair value of $57.0 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$8,098	14.2%	$(934)	17.7%
>90 days but <= 180 days	47,721	83.7	(4,181)	79.4
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	1,165	2.1	(152)	2.9
Total	$56,984	100.0%	$(5,267)	100.0%
     For the three months ended March 31, 2018, we sold securities in an unrealized loss position with a fair value (proceeds) of $57.0 million. The losses realized on the sale of these securities were $5.3 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the three months ended March 31, 2018, we sold securities in an unrealized gain position with a fair value of $142.1 million. The gains realized on the sale of these securities were $8.0 million.
The $3.1 million of other realized gains recognized for the three months ended March 31, 2018, included $3.4 million of realized gains associated with our mortgage loan portfolio, partnership gains of $0.1 million, fixed asset losses of $0.1 million, and real estate losses of $0.2 million, respectively.
For the three months ended March 31, 2018, net losses of $84.7 million, primarily related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of the $84.7 million for the three months ended March 31, 2018, approximately $2.5 million of losses were realized through the sale of certain securities, which will be returned to us from our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $82.7 million, during the three months ended March 31, 2018. The gains during the three months ended March 31, 2018, were due to the credit spreads widening and treasury yields increasing.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three months ended March 31, 2018, we experienced net realized losses on derivatives related to VA contracts of approximately $19.8 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, and variations in actual sub-account fund performance from the indices included in our hedging program during the three months ended March 31, 2018.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three months ended March 31, 2018, these contracts generated immaterial losses.
LIQUIDITY AND CAPITAL RESOURCES
The Holding Company
Overview
Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We expect to use a portion of our positive cash flow from operations to pay dividends to our parent, Dai-ichi Life. We paid a $140.0 million dividend during the three months ended March 31, 2018, and do not expect to pay a dividend for the remainder of 2018.
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
We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2018. There was an outstanding balance of $325.0 million bearing interest at a rate of LIBOR plus 1.00% as of March 31, 2018.
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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of March 31, 2018, our total cash and invested assets were $53.5 billion. The life insurance subsidiaries were committed as of March 31, 2018, to fund mortgage loans in the amount of $699.6 million.
Our positive cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The holding company held $96.0 million of cash and short-term investments, and our subsidiaries held approximately $610.5 million in cash and short-term investments as of March 31, 2018.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars In Thousands)
Net cash (used in) provided by operating activities	$(92,111)	$40,018
Net cash provided by (used in) investing activities	8,552	(359,771)
Net cash provided by financing activities	138,973	380,948
Total	$55,414	$61,195
For The Three Months Ended March 31, 2018 as compared to the Three Months Ended March 31, 2017
Net cash (used in) provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. We typically generate positive cash flows from operating activities, as premiums and policy fees collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash provided by (used in) investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $238.8 million of outflows from secured financing liabilities for the three months ended March 31, 2018, as compared to the $29.5 million of inflows for the three months ended March 31, 2017 and $372.3 million inflows of investment product and universal life net activity as compared to $349.8 million in the prior year. Net activity related to the credit facility resulted in inflows of $163.6 million for the three months ended March 31, 2018, as compared to $156.5 million of inflows for three months ended March 31, 2017. Net repayment of non-recourse funding obligations equaled $18.0 million during the three months ended March 31, 2018, as compared to $11.0 million during the three months ended March 31, 2017. The Company paid a dividend during the three month period ended March 31, 2018 of $140.0 million, as compared to a dividend of $143.8 million during the three months ended March 31, 2017.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2018, we had $595.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2018, the fair value of securities pledged under the repurchase program was $753.6 million and the repurchase obligation of $665.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 173 basis points). During the three months ended March 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $808.0 million (at an average borrowing rate of 149 basis points) during the three months ended March 31, 2018. As of December 31, 2017, the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 142 basis points). During 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of March 31, 2018, securities with a market value of $107.0 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for its obligation to return the collateral. As of March 31, 2018, the fair value of the collateral related to this program was $113.9 million and we have an obligation to return $113.9 million of collateral to the securities borrowers.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2018, we ceded premiums to third party reinsurers amounting to $345.4 million. In addition, we had receivables from reinsurers amounting to $5.1 billion as of March 31, 2018. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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

We maintain an intercompany capital support agreement with Shades Creek that provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of March 31, 2018, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A1
West Coast Life Insurance Company	A+	A+	AA-	A1
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Protective Property & Casualty Insurance Company	A	—	—	—
MONY Life Insurance Company	A+	A+	A+	A1
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

As of March 31, 2018, we had policy liabilities and accruals of approximately $31.6 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.47%.
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
As of March 31, 2018, we carried a $6.7 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,411,736	$57,230	$785,925	$37,436	$531,145
Non-recourse funding obligations(2)	4,537,137	274,628	639,274	646,513	2,976,722
Subordinated debt securities(3)	1,419,160	26,750	53,500	53,500	1,285,410
Stable value products(4)	4,932,320	1,324,421	2,386,621	1,081,314	139,964
Operating leases(5)	26,236	4,482	7,693	6,305	7,756
Home office lease(6)	76,849	76,849	—	—	—
Mortgage loan and investment commitments	812,206	698,358	113,848	—	—
Secured financing liabilities(7)	779,043	779,043	—	—	—
Policyholder obligations(8)	42,614,456	10,879,827	3,761,140	3,689,030	24,284,459
Total(9)	$56,609,143	$14,121,588	$7,748,001	$5,514,098	$29,225,456

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

MARKET RISK EXPOSURES
Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 6, Derivative Financial Instruments, to the consolidated financial statements included in this report for additional information on our financial instruments.
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
We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to VA and fixed indexed annuities:
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
     In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2018, we had outstanding mortgage loan commitments of $699.6 million at an average rate of 4.2%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of March 31, 2018, and December 31, 2017:

Credited Rate Summary
As of March 31, 2018

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$207	$1,281	$1,998	$3,486
>3% - 4%	4,177	937	8	5,122
>4% - 5%	1,966	13	1	1,980
>5% - 6%	197	—	—	197
Subtotal	6,547	2,231	2,007	10,785
Fixed Annuities
1%	$525	$268	$755	$1,548
>1% - 2%	469	285	22	776
>2% - 3%	1,849	63	4	1,916
>3% - 4%	250	—	—	250
>4% - 5%	268	—	—	268
>5% - 6%	2	—	—	2
Subtotal	3,363	616	781	4,760
Total	$9,910	$2,847	$2,788	$15,545

Percentage of Total	64%	18%	18%	100%

Credited Rate Summary
As of December 31, 2017

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$206	$1,252	$2,006	$3,464
>3% - 4%	4,146	993	8	5,147
>4% - 5%	1,987	13	1	2,001
>5% - 6%	199	—	—	199
Subtotal	6,538	2,258	2,015	10,811
Fixed Annuities
1%	$571	$239	$540	$1,350
>1% - 2%	473	331	70	874
>2% - 3%	1,897	63	4	1,964
>3% - 4%	254	—	—	254
>4% - 5%	271	—	—	271
>5% - 6%	2	—	—	2
Subtotal	3,468	633	614	4,715
Total	$10,006	$2,891	$2,629	$15,526

Percentage of Total	64%	19%	17%	100%

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

Item 4.    Controls and Procedures
(a)    Disclosure controls and procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), except as otherwise noted below. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.
(b)    Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1A.    Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition, or future results of operations which are discussed more fully below.
Risks Related to the Financial Environment

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

Based on the Company's current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $5.9 million and $5.0 million as of March 31, 2018 and December 31, 2017, respectively, related to state operating loss and interest expense carryforwards which are more likely than not to expire unutilized. If future events differ from the Company's current forecasts, an additional valuation allowance may need to be established, which could have a material adverse effect on the Company's results of operations, financial condition, or capital position.

The Company could be adversely affected by an inability to access FHLB lending.

Certain Company subsidiaries are members of the Federal Home Loan Bank (the “FHLB”) of Cincinnati and the FHLB of New York. Membership provides these Company subsidiaries with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. The extent to which these services are available could be impacted by legislative or regulatory action at the state or federal level. It is unclear at this time whether or to what extent additional or new legislation or regulatory action regarding continued access to FHLB financial services will be enacted or adopted. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

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

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the National Association of Insurance Commissioners (the "NAIC") risk-based capital formula. Most of these factors are outside of the Company’s control.

The NAIC is currently considering several changes to the formula used to calculate risk-based capital. One of the changes under consideration relates to the corporate tax rate. Previously, the NAIC risk-based capital formula used a tax factor that generally assumed a 35% corporate tax rate. In 2018, the maximum corporate tax rate was set at 21%. The NAIC's Capital Adequacy Task Force and its working groups have stated their intention to update the risk-based capital formula to reflect the lower corporate tax rate. Another contemplated change would update the factors used to calculate required capital for bonds. While the extent and timing of either such change is unknown, both changes would likely increase required capital upon becoming effective, which in turn would decrease the statutory risk-based capital ratios of U.S. life insurance companies, including the Company and its subsidiaries. Ultimately, the changes contemplated by the NAIC could have an individually or cumulatively material adverse effect on the Company’s financial condition and/or results of operations.

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

The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups (“IAIGs”). The framework, which is currently under discussion, may include a global capital measurement standard for insurance groups deemed to be IAIGs that could exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries and legal entities, which could require each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is likely that, as a result of the Merger, the combined group will be deemed an IAIG, in which case it may be subject to supervision requirements and capital measurement standards beyond those applicable to any competitors who are not designated as an IAIG.

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

The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group ("VAIWG") in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG developed a Framework for Change (the “Framework”) which was adopted in 2015. The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, which changes could potentially be applied to both in-force and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with a likely effective date in 2020) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives. If adopted, changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

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

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act (the "Unclaimed Benefits Act") and legislation or regulations have been enacted in numerous states that are similar to the Unclaimed Benefits Act, although each state's version differs in some respects. The Unclaimed Benefits Act, if adopted by any state, imposes new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration's Death Master File or similar databases (a "Death Database"), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

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

State insurance regulators have initiated targeted multi-state examinations of life insurance companies with respect to the companies' claims paying practices and use of a Death Database to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts, despite having no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement systems and procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, escheating the benefits and interest to the state if the beneficiary could not be found, and paying penalties to the state, if required. It has been publicly reported that the life insurers have paid substantial administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements.

Certain of the Company's subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company's procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company's financial condition and/or results of operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices or related audits and examinations. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company's procedures or systems, could be significant and could have a material adverse effect on the Company's financial condition and/or results of operations.

During December 2012, the West Virginia Treasurer filed actions against the Company's subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company; State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants' Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014; dismissal reversed by the West Virginia Supreme Court of Appeals on June 16, 2015; Petition for Rehearing filed by Defendant insurance companies denied on September 21, 2015). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or if they do, whether such actions will have a material impact on the Company's financial condition and/or results of operations.

New and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations.

Sales of life insurance policies, contracts, and annuities offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2018, the SEC voted to propose rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Specifically, under the proposed regulations, a broker-dealer would be required to act in the best interest of a retail customer when recommending any securities transaction or investment strategy involving securities to a retail customer. The SEC also proposed an interpretation reaffirming and, in some cases, clarifying its views of the fiduciary duty that investment advisers owe to their clients. Another SEC proposal would require broker-dealers and investment advisers to provide each customer with a summary of the nature of the customer’s relationship with the investment professional, as well as a restriction on the use of the terms “adviser” and “advisor” by broker-dealers.

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts (“IRAs”) that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption. In general, the prohibited transaction provisions of ERISA and the Code restrict the receipt of compensation from third parties in connection with the provision of investment advice to ERISA plans and participants and IRAs.

In April of 2016, the U.S. Department of Labor (the “DOL”) issued new regulations expanding the definition of “investment advice fiduciary” under ERISA. These new regulations increased the number of circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or IRAs. The DOL also issued amendments to long-standing exemptions from the provisions of ERISA and the Code that prohibit fiduciaries from engaging in certain types of transactions (“Prohibited Transaction Exemptions”) and adopted new Prohibited Transaction Exemptions.

Organizations that opposed the DOL’s fiduciary regulations have filed lawsuits aimed at overturning them. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a ruling vacating all aspects of the DOL’s fiduciary “rule,” including the changes to the definition of “investment advice fiduciary,” the creation of the Best Interest Contract Exemption, and the amendments to existing Prohibited Transaction Exemptions. This ruling is subject to challenge on appeal by the DOL or an intervening third party, however, and other courts considering the same or similar issues may reach a different legal conclusion.

In addition to the foregoing, the NAIC is considering revisions to the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, would impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. These standards vary widely in scope, applicability and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company's products are sold.

There remains significant uncertainty surrounding the final form that these regulations may take. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. Any of the foregoing regulatory, legislative or judicial measures or the reaction to such activity by consumers or other members of the insurance industry could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

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

The Company is subject to corporate income, excise, franchise, and premium taxes. Federal tax law provides certain benefits to the Company, such as the deferral of current taxation on derivatives' and securities' economic income and the current deduction for future policy benefits and claims. The Tax Cuts and Jobs Act (the "Tax Reform Act"), which was enacted in December 2017, will require the Company to report higher amounts of taxable income both now and in the future. However, the legislation also significantly reduced the corporate income tax rate. Overall, the Company expects to pay less income tax in the future.

The Company's mid-2005 transition from relying on reinsurance for newly-written traditional life products to reinsuring some of these products' reserves into its captive insurance companies resulted in a net reduction in its current taxes, offset by an increase in its deferred taxes. The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The Tax Reform Act, with its overall lower tax rate, has decreased the economic tax benefit associated with these products. Ultimately, the profitability and competitive position of these products is dependent on the Company’s ability to continue deducting its provision for future policy benefits and claims and the Company's ability to generate taxable income.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2018, the Company sold no equity securities in transactions which were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer
During the quarter ended March 31, 2018, 100% of the Company’s common stock was owned by Dai-ichi Life Holdings, Inc., and was not available for repurchase by the Company.

Item 6.    Exhibits

Exhibit
Number
2(a)*
Master Transaction Agreement, dated as of January 18, 2018, by and among Protective Life Insurance Company, Protective Life Corporation, The Lincoln National Life Insurance Company, Lincoln National Corporation, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Liberty Mutual Group Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 22, 2018 (No. 001-11339).

3(a)*
Certificate of Incorporation of the Company effective as of February 1, 2015, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 26, 2015 (No. 001-11339).

3(b)*
Amended and Restated Bylaws of the Company effective January 4, 2016, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 25, 2016 (No. 001-11339).

10	Amendment One to the Protective Life Corporation Long-Term Incentive Plan filed herewith. †
10(b)*
First Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2018, among Protective Life Corporation and Protective Life Insurance Company, as Borrowers, the several lenders from time to time thereto, and Regions Bank, as Administrative Agent for Lenders, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 9, 2018 (No. 001-11339).

12	Computation of Ratios of Consolidated Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended March 31, 2018, filed on May 11, 2018, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement
*	Incorporated by Reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: May 11, 2018	By:	/s/ PAUL R. WELLS

Paul R. Wells
Senior Vice President, Chief Accounting Officer, and
Controller