Form 10-Q
period 2018-09-30
PROTECTIVE LIFE CORP
filed 2018-11-09
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of October 23, 2018:  1,000

PROTECTIVE LIFE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$878,182	$855,088	$2,709,216	$2,583,813
Reinsurance ceded	(269,335)	(325,120)	(1,005,699)	(984,094)
Net of reinsurance ceded	608,847	529,968	1,703,517	1,599,719
Net investment income	672,139	507,914	1,809,464	1,522,098
Realized investment gains (losses):
Derivative financial instruments	(27,465)	(82,341)	62,859	(260,407)
All other investments	(19,869)	18,150	(157,070)	94,708
Other-than-temporary impairment losses	(14)	(366)	(715)	(3,124)
Portion recognized in other comprehensive income (before taxes)	—	93	(2,949)	(7,765)
Net impairment losses recognized in earnings	(14)	(273)	(3,664)	(10,889)
Other income	113,530	110,970	341,802	331,523
Total revenues	1,347,168	1,084,388	3,756,908	3,276,752
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and nine months 2018 - $215,848 and $861,501; three and nine months 2017 - $256,703 and $806,314)	952,353	743,934	2,600,703	2,205,937
Amortization of deferred policy acquisition costs and value of business acquired	33,511	3,991	144,009	47,612
Other operating expenses, net of reinsurance ceded: (three and nine months 2018 - $54,439 and $149,115; three and nine months 2017 - $57,293 and $161,615)	224,585	225,613	684,907	674,236
Total benefits and expenses	1,210,449	973,538	3,429,619	2,927,785
Income before income tax	136,719	110,850	327,289	348,967
Income tax expense	26,619	28,308	61,582	106,743
Net income	$110,100	$82,542	$265,707	$242,224

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Net income	$110,100	$82,542	$265,707	$242,224
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2018 - $(53,488); 2017 - $54,464; nine months: 2018 - $(320,520); 2017 - $295,743)	(201,216)	101,148	(1,206,478)	549,234
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2018 - $427; 2017 - $(146); nine months: 2018 - $(554); 2017 - $631)	1,605	(271)	(2,086)	1,174
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2018 - $0; 2017 - $452; nine months: 2018 - $6; 2017 - $3,837)	—	839	22	7,125
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2018 - $61; 2017 - $445; nine months: 2018 - $813; 2017 - $19)	229	828	3,060	36
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2018 - $101; 2017 - $14; nine months: 2018 - $168; 2017 - $139)	380	24	631	257
Total other comprehensive income (loss)	(199,002)	102,568	(1,204,851)	557,826
Total comprehensive income (loss)	$(88,902)	$185,110	$(939,144)	$800,050

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	September 30, 2018	December 31, 2017
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2018 - $54,555,431; 2017 - $41,153,551)	$52,381,464	$41,176,052
Fixed maturities, at amortized cost (fair value: 2018 - $2,577,841; 2017 - $2,776,327)	2,653,605	2,718,904
Equity securities, at fair value (cost: 2018 - $663,338; 2017 - $740,813)	662,880	754,360
Mortgage loans (related to securitizations: 2018 - $505; 2017 - $226,409)	7,572,349	6,817,723
Investment real estate, net of accumulated depreciation (2018 - $219; 2017 - $132)	7,147	8,355
Policy loans	1,703,462	1,615,615
Other long-term investments	1,051,719	915,595
Short-term investments	532,053	615,210
Total investments	66,564,679	54,621,814
Cash	194,460	252,310
Accrued investment income	652,462	491,802
Accounts and premiums receivable	167,635	124,934
Reinsurance receivables	4,816,606	5,075,698
Deferred policy acquisition costs and value of business acquired	2,974,293	2,199,577
Goodwill	793,470	793,470
Other intangibles, net of accumulated amortization (2018 - $183,268; 2017 - $140,368)	626,424	663,572
Property and equipment, net of accumulated depreciation (2018 - $30,569; 2017 - $22,926)	106,638	111,417
Other assets	238,068	227,357
Income tax receivable	—	76,543
Assets related to separate accounts
Variable annuity	13,555,469	13,956,071
Variable universal life	1,077,842	1,035,202
Total assets	$91,768,046	$79,629,767

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	As of
	September 30, 2018	December 31, 2017
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$42,013,542	$30,957,592
Unearned premiums	875,095	875,405
Total policy liabilities and accruals	42,888,637	31,832,997
Stable value product account balances	5,211,668	4,698,371
Annuity account balances	13,590,482	10,921,190
Other policyholders’ funds	1,142,522	1,267,198
Other liabilities	2,575,056	2,353,565
Income tax payable	1,259	—
Deferred income taxes	890,421	1,232,407
Non-recourse funding obligations	2,651,967	2,747,477
Secured financing liabilities	514,413	1,017,749
Debt	1,107,388	945,052
Subordinated debt	605,392	495,289
Liabilities related to separate accounts
Variable annuity	13,555,469	13,956,071
Variable universal life	1,077,842	1,035,202
Total liabilities	85,812,516	72,502,568
Commitments and contingencies - Note 12
Shareowner’s equity
Common Stock: 2018 and 2017 - $0.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,554,059	5,554,059
Retained earnings	1,604,178	1,560,444
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax: (2018 - $317,185; 2017 - $6,883)	(1,193,220)	25,896
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $0; 2017 - $(6))	—	(22)
Accumulated gain (loss) - derivatives, net of income tax: (2018 - $1,180; 2017 - $198)	4,438	747
Postretirement benefits liability adjustment, net of income tax: (2018 - $(3,469); 2017 - $(3,469))	(13,925)	(13,925)
Total shareowner’s equity	5,955,530	7,127,199
Total liabilities and shareowner’s equity	$91,768,046	$79,629,767

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2017	$—	$5,554,059	$1,560,444	$12,696	$7,127,199
Net income for the nine months ended September 30, 2018			265,707		265,707
Other comprehensive loss				(1,204,851)	(1,204,851)
Comprehensive loss for the nine months ended September 30, 2018					(939,144)
Cumulative effect adjustments			(81,973)	(10,552)	(92,525)
Dividends to parent			(140,000)		(140,000)
Balance, September 30, 2018	$—	$5,554,059	$1,604,178	$(1,202,707)	$5,955,530

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30,
	2018	2017
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$265,707	$242,224
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	97,875	176,588
Amortization of DAC and VOBA	144,009	47,612
Capitalization of DAC	(331,277)	(249,640)
Depreciation and amortization expense	50,826	49,227
Deferred income tax	10,340	86,463
Accrued income tax	77,802	17,453
Interest credited to universal life and investment products	630,770	507,229
Policy fees assessed on universal life and investment products	(1,146,980)	(1,004,829)
Change in reinsurance receivables	259,429	132,617
Change in accrued investment income and other receivables	(11,823)	(17,550)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(512,879)	(273,640)
Trading securities:
Maturities and principal reductions of investments	140,851	131,563
Sale of investments	307,632	195,733
Cost of investments acquired	(403,355)	(277,423)
Other net change in trading securities	10,641	17,741
Amortization of premiums and accretion of discounts on investments and mortgage loans	232,401	232,939
Change in other liabilities	21,569	36,239
Other, net	(44,952)	(58,308)
Net cash used in operating activities	$(201,414)	$(7,762)

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Nine Months Ended September 30,
	2018	2017
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$1,249,048	$541,155
Sale of investments, available-for-sale	1,935,178	1,302,576
Cost of investments acquired, available-for-sale	(4,304,036)	(3,248,911)
Change in investments, held-to-maturity	62,000	36,000
Mortgage loans:
New lendings	(1,185,316)	(1,081,226)
Repayments	797,450	644,189
Change in investment real estate, net	647	3,679
Change in policy loans, net	43,642	24,280
Change in other long-term investments, net	(292,893)	(282,506)
Change in short-term investments, net	82,748	(203,169)
Net unsettled security transactions	84,036	349,544
Purchase of property, equipment, and intangibles	(9,888)	(34,229)
Cash received from reinsurance transaction	20,669	—
Net cash used in investing activities	$(1,516,715)	$(1,948,618)
Cash flows from financing activities
Borrowings under line of credit arrangement, debt, and subordinated debt	$1,075,000	$975,000
Principal payments on line of credit arrangement, debt, and subordinated debt	(757,884)	(934,123)
Issuance (repayment) of non-recourse funding obligations	(100,000)	(36,000)
Secured financing liabilities	(503,336)	(198,165)
Dividends to shareowner	(140,000)	(143,848)
Investment product deposits and change in universal life deposits	4,397,886	3,901,051
Investment product withdrawals	(2,311,096)	(1,698,062)
Other financing activities, net	(291)	(93)
Net cash provided by financing activities	$1,660,279	$1,865,760
Change in cash	(57,850)	(90,620)
Cash at beginning of period	252,310	348,182
Cash at end of period	$194,460	$257,562

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION
Basis of Presentation
On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company (the “Merger”). Prior to February 1, 2015, the Company’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, the Company remains as an SEC registrant within the United States. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018. The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2018 other than those discussed below.
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

	As of September 30, 2018
	As Reported	Previous Accounting Method
	(Dollars In Millions)
Financial Statement Line Item:
Balance Sheet
Deferred policy acquisition costs and value of business acquired	$2,974.3	$2,832.4
Other liabilities	$2,575.1	$2,308.7

	For The Three Months Ended September 30, 2018		For The Nine Months Ended September 30, 2018
	As Reported	Previous Accounting Method	As Reported	Previous Accounting Method
	(Dollars In Millions)		(Dollars In Millions)
Financial Statement Line Item:
Statements of Income
Other income	$113.5	$115.1	$341.8	$345.3
Amortization of deferred policy acquisition costs and value of business acquired	$33.5	$21.7	$144.0	$107.3
Other operating expenses, net of reinsurance ceded	$224.6	$237.7	$684.9	$725.1
Accounting Pronouncements Recently Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The Company adopted this Update using the modified retrospective approach via a cumulative effect adjustment to retained earnings as of January 1, 2018. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, impacted some of the Company’s smaller lines of business, specifically revenues at the Company’s affiliated broker dealers and insurance agency, and certain revenues associated with the Company’s Asset Protection products. The lines of business to which the revised guidance applies are not material to the Company’s financial statements. In consideration of the amendments in this Update, the Company revised its recognition pattern for administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. The Company will recognize these fees on a claims occurrence basis in future periods. To reflect this change in accounting principle, the Company recorded a cumulative effect adjustment as of January 1, 2018 that resulted in a decrease in retained earnings of $92.5 million. The Company also implemented minor changes to its accounting and disclosures with respect to the lines of business referenced above to ensure compliance with the revised guidance. See above for additional discussion.
    ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017 and were applied on a modified retrospective basis. The Company recorded a cumulative-

effect adjustment at the date of adoption, January 1, 2018, transferring unrealized gains and losses on available-for-sale equity securities to retained earnings from accumulated other comprehensive income. The impact of this adjustment, net of income tax, resulted in a $10.6 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income, resulting in no net impact to consolidated shareowner’s equity. The Company has updated its disclosures in Note 5, Investment Operations and Note 6, Fair Value of Financial Instruments in accordance with the ASU.

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
Accounting Pronouncements Not Yet Adopted

ASU No. 2016-02 - Leases. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of leases. The most significant change will relate to the accounting model used by lessees. The Update will require all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The lease asset and liability will be measured at the present value of the minimum lease payments less any upfront payments or fees. The amendments in the Update are effective for annual and interim periods beginning after December 15, 2018 on a modified retrospective basis. The Company has completed an inventory of all leases in the organization. Based on our lease portfolio as of September 30, 2018, the Company expects to record a right of use asset and lease liability of approximately $21 million on its consolidated condensed balance sheet in the period of adoption. However, the ultimate impact of adopting the ASU will depend on the Company’s lease portfolio as of the adoption date.

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

ASU No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update require that premiums on callable debt securities be amortized to the first call date. This is a change from current guidance, under which premiums are amortized to the maturity date of the security. The amendments are effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Transition will be through a modified retrospective approach in which the cumulative effect of application is recorded to retained earnings at the beginning of the annual period in which an entity adopts the revised guidance. Based on our population of callable debt securities held as of September 30, 2018, the Company estimates it would record a reduction to retained earnings of approximately $56.1 million as a result of adopting the ASU. However, the adoption impact will ultimately depend on the population of callable debt securities held as of the adoption date.

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

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally this Update requires new disclosures including liability rollforwards and information about significant inputs, judgements, assumptions, and methods used in the measurement. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

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

Pursuant to the Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price. Other than cash received as part of the acquired Liberty investment portfolio as reflected in “amounts received from reinsurance transaction” in the Consolidated Condensed Statement of Cash Flows and as reflected in the table below, this was a non-cash transaction.

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

Fair Value as of May 1, 2018
(Dollars In Thousands)
ASSETS
Fixed maturities	$12,588,512
Mortgage loans	435,405
Policy loans	131,489
Total investments	13,155,406
Cash	20,669
Accrued investment income	151,610
Reinsurance receivables	337
Value of business acquired	336,437
Other assets	2,542
Total assets	13,667,001
LIABILITIES
Future policy benefits and claims	$11,744,496
Unearned premiums	—
Total policy liabilities and accruals	11,744,496
Annuity account balances	1,823,444
Other policyholders’ funds	41,954
Other liabilities	57,107
Total liabilities	13,667,001
NET ASSETS ACQUIRED	$—

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

	Unaudited		Unaudited
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Revenue	$1,344,806	$1,397,739	$4,078,285	$4,231,177

Net income	$110,100	$118,547	$311,851	$347,113
The amount of revenue and income before income tax of the Life Business since the transaction date, May 1, 2018, included in the consolidated condensed statements of income for the three and nine months ended September 30, 2018 amounted to $218.1 million and $360.9 million and $26.1 million and $33.7 million, respectively. Also, included in the income before income tax for the nine months ended September 30, 2018, is approximately $5.5 million of non-recurring transaction costs.

Based on the balance recorded as of May 1, 2018, the expected amortization of VOBA for the next five years is as follows:

Years	Expected Amortization
(Dollars In Thousands)
Remainder of 2018	$5,265
2019	21,063
2020	19,950
2021	18,329
2022	16,611

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
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-ichi Life, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.
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

Summarized financial information for the Closed Block as of September 30, 2018, and December 31, 2017, is as follows:

	As of
	September 30, 2018	December 31, 2017
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,699,118	$5,791,867
Policyholder dividend obligation	—	160,712
Other liabilities	42,640	30,764
Total closed block liabilities	5,741,758	5,983,343
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,339,342	$4,669,856
Mortgage loans on real estate	76,608	108,934
Policy loans	679,760	700,769
Cash	72,868	31,182
Other assets	144,077	122,637
Total closed block assets	5,312,655	5,633,378
Excess of reported closed block liabilities over closed block assets	429,103	349,965
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $(149,219) and $(13,429); and net of income tax: $57,054 and $2,820	(96,749)	—
Future earnings to be recognized from closed block assets and closed block liabilities	$332,354	$349,965
Reconciliation of the policyholder dividend obligation is as follows:

	For The Nine Months Ended September 30,
	2018	2017
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$160,712	$31,932
Applicable to net revenue (losses)	(24,922)	(38,147)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	(135,790)	142,219
Policyholder dividend obligation, end of period	$—	$136,004

Closed Block revenues and expenses were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Revenues
Premiums and other income	$39,691	$40,962	$121,768	$128,697
Net investment income	50,833	50,780	152,248	153,481
Net investment gains	40	341	66	448
Total revenues	90,564	92,083	274,082	282,626
Benefits and other deductions
Benefits and settlement expenses	83,588	81,721	251,480	249,319
Other operating expenses	291	621	310	1,216
Total benefits and other deductions	83,879	82,342	251,790	250,535
Net revenues before income taxes	6,685	9,741	22,292	32,091
Income tax expense	1,404	3,409	4,681	11,232
Net revenues	$5,281	$6,332	$17,611	$20,859
5.     INVESTMENT OPERATIONS
Net realized gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Fixed maturities	$(2,018)	$1,042	$6,304	$10,482
Equity gains and losses(1)	(6,638)	(352)	(16,466)	(1,398)
Impairments	(14)	(273)	(3,664)	(10,889)
Modco trading portfolio	(10,901)	19,399	(148,427)	93,181
Other investments	(312)	(1,939)	1,519	(7,557)
Total realized gains (losses) - investments	$(19,883)	$17,877	$(160,734)	$83,819

(1) Beginning January 1, 2018, all changes in the fair market value of equity securities are recorded as a realized gains (loss) as a result of the adoption of ASU No. 2016-01.

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Gross realized gains	$3,410	$1,933	$21,596	$14,968
Gross realized losses:
Impairment losses	$(14)	$(273)	$(3,664)	$(10,889)
Other realized losses	$(5,428)	$(1,243)	$(15,292)	$(5,884)
The chart below summarizes the fair value (proceeds) and the gains (losses) realized on available-for-sale securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$306,600	$121,459	$914,885	$566,064
Gains realized	$3,410	$1,933	$21,596	$14,968

Securities in an unrealized loss position(1):
Fair value (proceeds)	$122,317	$37,186	$380,493	$121,450
Losses realized	$(5,428)	$(1,243)	$(15,292)	$(5,884)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset/liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended September 30, 2018	For The Nine Months Ended September 30, 2018
	(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$(6,638)	$(16,466)
Less: net gains (losses) recognized on equity securities sold during the period	$(1,476)	$(3,856)
Gains (losses) recognized during the period on equity securities still held	$(5,162)	$(12,610)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$3,515,247	$5,808	$(105,950)	$3,415,105	$—
Commercial mortgage-backed securities	2,344,653	181	(82,063)	2,262,771	—
Other asset-backed securities	1,456,768	13,749	(16,382)	1,454,135	—
U.S. government-related securities	1,653,626	160	(72,807)	1,580,979	—
Other government-related securities	548,343	2,926	(21,688)	529,581	—
States, municipals, and political subdivisions	3,691,930	6,070	(139,927)	3,558,073	—
Corporate securities	38,778,746	167,850	(1,924,671)	37,021,925	—
Redeemable preferred stock	94,362	—	(7,223)	87,139	—
	52,083,675	196,744	(2,370,711)	49,909,708	—
Short-term investments	476,188	—	—	476,188	—
	$52,559,863	$196,744	$(2,370,711)	$50,385,896	$—

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$2,330,832	$19,413	$(23,033)	$2,327,212	$10
Commercial mortgage-backed securities	1,914,998	5,010	(30,186)	1,889,822	—
Other asset-backed securities	1,234,376	20,936	(5,763)	1,249,549	—
U.S. government-related securities	1,255,244	185	(32,177)	1,223,252	—
Other government-related securities	282,767	9,463	(4,948)	287,282	—
States, municipals, and political subdivisions	1,770,299	16,959	(45,613)	1,741,645	(37)
Corporate securities	29,606,484	623,713	(528,187)	29,702,010	(1)
Redeemable preferred stock	94,362	232	(3,503)	91,091	—
	38,489,362	695,911	(673,410)	38,511,863	(28)
Equity securities	735,569	22,318	(8,771)	749,116	—
Short-term investments	558,949	—	—	558,949	—
	$39,783,880	$718,229	$(682,181)	$39,819,928	$(28)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

     The fair values of the Company’s investments classified as trading are as follows:

	As of September 30, 2018	As of December 31, 2017
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$254,037	$259,694
Commercial mortgage-backed securities	135,403	146,804
Other asset-backed securities	111,770	138,097
U.S. government-related securities	58,081	27,234
Other government-related securities	43,030	63,925
States, municipals, and political subdivisions	296,618	326,925
Corporate securities	1,569,652	1,698,183
Redeemable preferred stock	3,165	3,327
	2,471,756	2,664,189
Equity securities	3,801	5,244
Short-term investments	55,865	56,261
	$2,531,422	$2,725,694
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of September 30, 2018, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$957,984	$955,779	$—	$—
Due after one year through five years	9,269,777	9,096,671	—	—
Due after five years through ten years	9,259,344	9,001,644	—	—
Due after ten years	32,596,570	30,855,614	2,653,605	2,577,841
	$52,083,675	$49,909,708	$2,653,605	$2,577,841
The charts below summarize the Company’s other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	For The Three Months Ended September 30, 2018	For The Nine Months Ended September 30, 2018
	Fixed Maturities	Fixed Maturities
	(Dollars In Thousands)
Other-than-temporary impairments	$(14)	$(715)
Non-credit impairment losses recorded in other comprehensive income	—	(2,949)
Net impairment losses recognized in earnings	$(14)	$(3,664)

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2017			2017
	Fixed Maturities	Equity Securities	Total Securities	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
Other-than-temporary impairments	$(366)	$—	$(366)	$(494)	$(2,630)	$(3,124)
Non-credit impairment losses recorded in other comprehensive income	93	—	93	(7,765)	—	(7,765)
Net impairment losses recognized in earnings	$(273)	$—	$(273)	$(8,259)	$(2,630)	$(10,889)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and nine months ended September 30, 2018 and 2017.
     The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Beginning balance	$2	$2,783	$3,268	$12,685
Additions for newly impaired securities	—	266	—	266
Additions for previously impaired securities	—	6	2	2,791
Reductions for previously impaired securities due to a change in expected cash flows	—	(37)	—	(12,724)
Reductions for previously impaired securities that were sold in the current period	(2)	(600)	(3,270)	(600)
Ending balance	$—	$2,418	$—	$2,418
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$2,831,969	$(80,873)	$407,345	$(25,077)	$3,239,314	$(105,950)
Commercial mortgage-backed securities	1,442,862	(40,080)	757,095	(41,983)	2,199,957	(82,063)
Other asset-backed securities	645,956	(9,131)	125,847	(7,251)	771,803	(16,382)
U.S. government-related securities	551,939	(14,066)	1,012,450	(58,741)	1,564,389	(72,807)
Other government-related securities	256,902	(7,459)	111,089	(14,229)	367,991	(21,688)
States, municipalities, and political subdivisions	2,268,935	(51,019)	998,399	(88,908)	3,267,334	(139,927)
Corporate securities	21,828,788	(787,017)	9,771,234	(1,137,654)	31,600,022	(1,924,671)
Redeemable preferred stock	43,712	(1,902)	43,427	(5,321)	87,139	(7,223)
	$29,871,063	$(991,547)	$13,226,886	$(1,379,164)	$43,097,949	$(2,370,711)
RMBS and CMBS had gross unrealized losses greater than twelve months of $25.1 million and $42.0 million, respectively, as of September 30, 2018. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities had a gross unrealized loss greater than twelve months of $7.3 million as of September 30, 2018. This category predominately includes student loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $58.7 million and $14.2 million as of September 30, 2018, respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $88.9 million as of September 30, 2018. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
The corporate securities category had gross unrealized losses greater than twelve months of $1.1 billion as of September 30, 2018. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
     As of September 30, 2018, the Company had a total of 4,367 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
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

     As of September 30, 2018, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $175.6 million of securities which were rated below investment grade. Approximately $263.1 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Fixed maturities	$(229,912)	$168,062	$(1,735,210)	$868,767
The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of September 30, 2018 and December 31, 2017, are as follows:

As of September 30, 2018	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$736,605	$—	$(77,492)	$659,113	$—
Steel City, LLC	1,917,000	1,728	—	1,918,728	—
	$2,653,605	$1,728	$(77,492)	$2,577,841	$—

As of December 31, 2017	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$704,904	$—	$(19,163)	$685,741	$—
Steel City, LLC	2,014,000	76,586	—	2,090,586	—
	$2,718,904	$76,586	$(19,163)	$2,776,327	$—
During the three and nine months ended September 30, 2018 and 2017, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $1.7 million of gross unrecognized holding gains and $77.5 million of gross unrecognized holding losses by maturity as of September 30, 2018. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities (“VIEs”). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
Based on this analysis, the Company had an interest in two subsidiaries as of September 30, 2018 and December 31, 2017, Red Mountain, LLC (“Red Mountain”) and Steel City, LLC (“Steel City”), that were determined to be VIEs.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the “Red Mountain Note”) to Golden Gate V. For details of this transaction, see Note 11, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of September 30, 2018, no payments have been made or required related to this guarantee.
Steel City, a wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company ("Golden Gate"), in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 11, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of September 30, 2018, no payments have been made or required related to this guarantee.
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

•
Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own estimates about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$3,415,105	$—	$3,415,105
Commercial mortgage-backed securities	4	—	2,243,304	19,467	2,262,771
Other asset-backed securities	4	—	951,874	502,261	1,454,135
U.S. government-related securities	4	946,679	634,300	—	1,580,979
State, municipalities, and political subdivisions	4	—	3,558,073	—	3,558,073
Other government-related securities	4	—	529,581	—	529,581
Corporate securities	4	—	36,393,641	628,284	37,021,925
Redeemable preferred stock	4	69,550	17,589	—	87,139
Total fixed maturity securities - available-for-sale		1,016,229	47,743,467	1,150,012	49,909,708
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	254,037	—	254,037
Commercial mortgage-backed securities	3	—	135,403	—	135,403
Other asset-backed securities	3	—	83,758	28,012	111,770
U.S. government-related securities	3	26,859	31,222	—	58,081
State, municipalities, and political subdivisions	3	—	296,618	—	296,618
Other government-related securities	3	—	43,030	—	43,030
Corporate securities	3	—	1,564,429	5,223	1,569,652
Redeemable preferred stock	3	3,165	—	—	3,165
Total fixed maturity securities - trading		30,024	2,408,497	33,235	2,471,756
Total fixed maturity securities		1,046,253	50,151,964	1,183,247	52,381,464
Equity securities	3	598,576	36	64,268	662,880
Other long-term investments(1)	3 & 4	52,728	402,312	181,546	636,586
Short-term investments	3	434,734	97,319	—	532,053
Total investments		2,132,291	50,651,631	1,429,061	54,212,983
Cash	3	194,460	—	—	194,460
Other assets	3	31,743	—	—	31,743
Assets related to separate accounts
Variable annuity	3	13,555,469	—	—	13,555,469
Variable universal life	3	1,077,842	—	—	1,077,842
Total assets measured at fair value on a recurring basis		$16,991,805	$50,651,631	$1,429,061	$69,072,497
Liabilities:
Annuity account balances (2)	3	$—	$—	$78,463	$78,463
Other liabilities(1)	3 & 4	8,243	272,724	554,480	835,447
Total liabilities measured at fair value on a recurring basis		$8,243	$272,724	$632,943	$913,910

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 93.3% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2018.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2018, the Company held $7.1 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of September 30, 2018, the Company held $549.7 million of Level 3 ABS, which included $521.7 million of other asset-backed securities classified as available-for-sale and $28.0 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. The Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of September 30, 2018, the Company classified approximately $43.1 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of September 30, 2018, the Company classified approximately $633.5 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of September 30, 2018, the Company held approximately $64.3 million of equity securities classified as Level 2 and Level 3. Of this total, $63.4 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2018, 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The balance of the FIA embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 2015 Ruark ALB mortality table modified with company experience, with attained age factors varying from 87% - 100%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.
The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables modified with company experience, with attained age factors varying from 37% - 577%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of September 30, 2018, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.3 billion and the statutory unrealized gain (loss) of the securities of $60.0 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of September 30, 2018 is $78.5 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of September 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$502,020	Liquidation	Liquidation value	$90 - $97 ($94.92)
		Discounted cash flow	Liquidity premium	0.0% - 1.40% (0.62%)
			Paydown rate	11.09% - 13.15% (12.38%)
Corporate securities	621,392	Discounted cash flow	Spread over treasury	0.90% - 4.23% (1.51%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$37,794	Actuarial cash flow model	Mortality	87% to 100% of
Ruark 2015 ALB table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-
time over-utilization of 400%
			Nonperformance risk	0.13% - 0.88%
Embedded derivative - FIA	256,912	Actuarial cash flow model	Expenses	$145 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	1994 MGDB table with company
experience
			Lapse	1.0% - 30.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.13% - 0.88%
Embedded derivative - IUL	95,739	Actuarial cash flow model	Mortality	37% - 577% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.13% - 0.88%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of September 30, 2018, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $60.5 million of financial instruments being classified as Level 3 as of September 30, 2018. Of the $60.5 million, $47.7 million are other asset-backed securities, $12.1 million are corporate securities, and $0.7 million are equity securities.
In certain cases, the Company has determined that book value materially approximates fair value. As of September 30, 2018, the Company held $63.6 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

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
The asset-backed securities classified as Level 3 are predominantly ARS. A change in the paydown rate (the projected annual rate of principal reduction) of the ARS can significantly impact the fair value of these securities. A decrease in the paydown rate would increase the projected weighted average life of the ARS and increase the sensitivity of the ARS’ fair value to changes in interest rates. An increase in the liquidity premium would result in a decrease in the fair value of the securities, while a decrease in the liquidity premium would increase the fair value of these securities. The liquidation values for these securities are sensitive to the issuer’s available cash flows and ability to redeem the securities, as well as the current holders’ willingness to liquidate at the specified price.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$21,780	$—	$—	$—	$(538)	$—	$—	$—	$—	$(21,281)	$39	$—	$—
Commercial mortgage-backed securities	47,227	—	—	—	(1,212)	—	(151)	—	—	(26,372)	(25)	19,467	—
Other asset-backed securities	515,701	—	17	(62)	(14,802)	—	(24)	—	—	—	1,431	502,261	—
Corporate securities	644,811	—	1,422	—	(4,044)	15,000	(47,935)	—	—	19,903	(873)	628,284	—
Total fixed maturity securities - available-for-sale	1,229,519	—	1,439	(62)	(20,596)	15,000	(48,110)	—	—	(27,750)	572	1,150,012	—
Fixed maturity securities - trading
Other asset-backed securities	24,852	84	—	(76)	—	4,128	(926)	—	—	—	(50)	28,012	68
Corporate securities	5,254	—	—	(6)	—	—	—	—	—	—	(25)	5,223	(6)
Total fixed maturity securities - trading	30,106	84	—	(82)	—	4,128	(926)	—	—	—	(75)	33,235	62
Total fixed maturity securities	1,259,625	84	1,439	(144)	(20,596)	19,128	(49,036)	—	—	(27,750)	497	1,183,247	62
Equity securities	66,083	287	—	—	—	—	(2,102)	—	—	—	—	64,268	287
Other long-term investments(1)	156,674	24,872	—	—	—	—	—	—	—	—	—	181,546	24,872
Total investments	1,482,382	25,243	1,439	(144)	(20,596)	19,128	(51,138)	—	—	(27,750)	497	1,429,061	25,221
Total assets measured at fair value on a recurring basis	$1,482,382	$25,243	$1,439	$(144)	$(20,596)	$19,128	$(51,138)	$—	$—	$(27,750)	$497	$1,429,061	$25,221
Liabilities:
Annuity account balances(2)	$80,098	$—	$—	$(896)	$—	$—	$—	$40	$2,571	$—	$—	$78,463	$—
Other liabilities(1)	572,916	70,887	—	(52,451)	—	—	—	—	—	—	—	554,480	18,436
Total liabilities measured at fair value on a recurring basis	$653,014	$70,887	$—	$(53,347)	$—	$—	$—	$40	$2,571	$—	$—	$632,943	$18,436

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended September 30, 2018, there were $19.9 million securities transferred into Level 3.
For the three months ended September 30, 2018, there were $47.7 million securities transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2018.
For the three months ended September 30, 2018, there were no transfers from Level 2 to Level 1.
For the three months ended September 30, 2018, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$(995)	$22,225	$—	$—	$—	$(21,281)	$51	$—	$—
Commercial mortgage-backed securities	—	—	—	—	(2,496)	48,621	(245)	—	—	(26,372)	(41)	19,467	—
Other asset-backed securities	504,365	—	11,884	(62)	(16,449)	—	(47)	—	—	222	2,348	502,261	—
Corporate securities	626,901	—	8,483	—	(22,973)	93,491	(86,388)	—	—	12,009	(3,239)	628,284	—
Total fixed maturity securities - available-for-sale	1,131,266	—	20,367	(62)	(42,913)	164,337	(86,680)	—	—	(35,422)	(881)	1,150,012	—
Fixed maturity securities - trading
Other asset-backed securities	35,222	278	—	(3,674)	—	8,728	(12,595)	—	—	164	(111)	28,012	(3,337)
Corporate securities	5,442	—	—	(145)	—	—	—	—	—	—	(74)	5,223	(145)
Total fixed maturity securities - trading	40,664	278	—	(3,819)	—	8,728	(12,595)	—	—	164	(185)	33,235	(3,482)
Total fixed maturity securities	1,171,930	278	20,367	(3,881)	(42,913)	173,065	(99,275)	—	—	(35,258)	(1,066)	1,183,247	(3,482)
Equity securities	66,110	288	—	(64)	—	36	(2,102)	—	—	—	—	64,268	224
Other long-term investments(1)	136,004	46,557	—	(1,015)	—	—	—	—	—	—	—	181,546	45,542
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,374,044	47,123	20,367	(4,960)	(42,913)	173,101	(101,377)	—	—	(35,258)	(1,066)	1,429,061	42,284
Total assets measured at fair value on a recurring basis	$1,374,044	$47,123	$20,367	$(4,960)	$(42,913)	$173,101	$(101,377)	$—	$—	$(35,258)	$(1,066)	$1,429,061	$42,284
Liabilities:
Annuity account balances(2)	$83,472	$—	$—	$(2,749)	$—	$—	$—	$570	$8,328	$—	$—	$78,463	$—
Other liabilities(1)	760,890	328,343	—	(121,933)	—	—	—	—	—	—	—	554,480	206,410
Total liabilities measured at fair value on a recurring basis	$844,362	$328,343	$—	$(124,682)	$—	$—	$—	$570	$8,328	$—	$—	$632,943	$206,410

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the nine months ended September 30, 2018, there were $30.9 million securities transferred into Level 3.
For the nine months ended September 30, 2018, there were $66.2 million securities transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2018.
For the nine months ended September 30, 2018, there were no transfers from Level 2 to Level 1.
For the nine months ended September 30, 2018, there were no transfers from Level 1 into Level 2.

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
For the three months ended September 30, 2017, there were no securities transferred into Level 1.
For the three months ended September 30, 2017, there were no securities transferred into Level 2.

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
For the nine months ended September 30, 2017, there were an immaterial amount of transfers of securities into Level 3.
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
For the nine months ended September 30, 2017, there were no securities transferred into Level 1.
For the nine months ended September 30, 2017, there were no securities transferred into Level 2.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		September 30, 2018		December 31, 2017
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$7,572,349	$7,335,547	$6,817,723	$6,740,177
Policy loans	3	1,703,462	1,703,462	1,615,615	1,615,615
Fixed maturities, held-to-maturity(1)	3	2,653,605	2,577,841	2,718,904	2,776,327
Liabilities:
Stable value product account balances	3	$5,211,668	$5,147,084	$4,698,371	$4,698,868
Future policy benefits and claims(2)	3	223,091	223,091	220,498	220,498
Other policyholders’ funds(3)	3	131,338	130,672	133,508	134,253
Debt:(4)
Bank borrowings	3	$—	$—	$—	$—
Senior Notes	2	1,105,978	1,074,695	943,370	933,926
Subordinated debentures	2	495,392	497,760	495,289	501,215
Subordinated funding obligations	3	110,000	97,451	—	—
Non-recourse funding obligations(5)	3	2,651,967	2,580,278	2,747,477	2,804,983

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain, LLC and Steel City, LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $1.4 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively.
(5) As of September 30, 2018, carrying amount of $2.6 billion and a fair value of $2.6 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2017, carrying amount of $2.7 billion and a fair value of $2.8 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company attempts to minimize its credit in connection with its overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by our risk management department.
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
Derivatives Related to Risk Mitigation of Certain Annuity Contracts
The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to VA contracts, fixed indexed annuities, and indexed universal life contracts:
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

•
To hedge a floating rate note, the Company entered into an interest rate swap to exchange the floating rate on the note for a fixed rate in order to hedge the interest rate risk associated with the note. The cash flows received on the swap are identical to the cash flow variability paid on the note.

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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$2,111	$549	$(13,229)	$16,746
Equity futures	(5,733)	(25,959)	(23,025)	(75,389)
Currency futures	3,410	(6,092)	7,890	(22,366)
Equity options	(21,206)	(23,307)	(47,406)	(76,376)
Interest rate swaptions	—	(292)	(14)	(2,423)
Interest rate swaps	(41,288)	5,342	(131,147)	31,331
Total return swaps	(32,343)	(8,057)	(35,908)	(9,675)
Embedded derivative - GLWB	57,706	740	149,552	(15,904)
Total derivatives related to VA contracts	(37,343)	(57,076)	(93,287)	(154,056)
Derivatives related to FIA contracts:
Embedded derivative	(14,360)	(18,606)	(7,957)	(40,351)
Equity futures	(388)	66	(716)	161
Equity options	18,474	11,242	21,203	29,511
Total derivatives related to FIA contracts	3,726	(7,298)	12,530	(10,679)
Derivatives related to IUL contracts:
Embedded derivative	(9,535)	(297)	(877)	(10,958)
Equity futures	(1)	58	135	(878)
Equity options	4,928	1,975	5,764	6,437
Total derivatives related to IUL contracts	(4,608)	1,736	5,022	(5,399)
Embedded derivative - Modco reinsurance treaties	10,811	(19,746)	138,652	(90,314)
Other derivatives	(51)	43	(58)	41
Total realized gains (losses) - derivatives	$(27,465)	$(82,341)	$62,859	$(260,407)

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
		(Dollars In Thousands)
For The Three Months Ended September 30, 2018
Foreign currency swaps	$190	$(155)	$—
Interest rate swaps	101	(326)	—
Total	$291	$(481)	$—

For The Nine Months Ended September 30, 2018
Foreign currency swaps	$3,772	$(473)	$—
Interest rate swaps	101	(326)	—
Total	$3,873	$(799)	$—

For The Three Months Ended September 30, 2017
Foreign currency swaps	$1,273	$(38)	$—
Total	$1,273	$(38)	$—

For The Nine Months Ended September 30, 2017
Foreign currency swaps	$55	$(396)	$—
Total	$55	$(396)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.3 million out of accumulated other comprehensive income into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	September 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Interest rate swaps	$350,000	$—	$—	$—
Foreign currency swaps	117,178	10,902	117,178	6,016
Derivatives not designated as hedging instruments:
Interest rate swaps	565,000	8,402	1,265,000	55,411
Total return swaps	482,523	3,676	190,938	135
Embedded derivative - Modco reinsurance treaties	322,308	2,650	64,472	1,009
Embedded derivative - GLWB	6,200,196	178,896	4,897,069	134,995
Interest rate futures	875,566	8,329	1,071,870	3,178
Equity futures	205,872	2,387	62,266	154
Currency futures	135,112	1,096	1,117	2
Equity options	6,026,348	420,107	4,436,467	403,961
Interest rate swaptions	—	—	225,000	14
Other	157	141	157	200
	$15,280,260	$636,586	$12,331,534	$605,075
Other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,547,500	$26,321	$597,500	$2,960
Total return swaps	—	—	243,388	318
Embedded derivative - Modco reinsurance treaties	2,082,638	60,683	2,390,539	215,247
Embedded derivative - GLWB	3,587,620	141,102	4,718,311	246,755
Embedded derivative - FIA	2,459,246	256,912	1,951,650	218,676
Embedded derivative - IUL	219,226	95,739	168,349	80,212
Interest rate futures	348,749	7,122	230,404	917
Equity futures	77,916	1,043	318,795	2,593
Currency futures	79,861	15	255,248	2,087
Equity options	4,174,072	246,466	3,112,812	237,807
Other	341	44	—	—
	$14,577,169	$835,447	$13,986,996	$1,007,572

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
Collateral received includes both cash and non-cash collateral.  Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral.  Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of September 30, 2018, the fair value of non-cash collateral received was $8.2 million. As of December 31, 2017, the Company had not received any non-cash collateral.

The tables below present the derivative instruments by assets and liabilities for the Company as of September 30, 2018:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$454,899	$—	$454,899	$270,878	$68,809	$115,212
Total derivatives, subject to a master netting arrangement or similar arrangement	454,899	—	454,899	270,878	68,809	115,212
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,650	—	2,650	—	—	2,650
Embedded derivative - GLWB	178,896	—	178,896	—	—	178,896
Other	141	—	141	—	—	141
Total derivatives, not subject to a master netting arrangement or similar arrangement	181,687	—	181,687	—	—	181,687
Total derivatives	636,586	—	636,586	270,878	68,809	296,899
Total Assets	$636,586	$—	$636,586	$270,878	$68,809	$296,899

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$280,967	$—	$280,967	$270,878	$10,089	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	280,967	—	280,967	270,878	10,089	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	60,683	—	60,683	—	—	60,683
Embedded derivative - GLWB	141,102	—	141,102	—	—	141,102
Embedded derivative - FIA	256,912	—	256,912	—	—	256,912
Embedded derivative - IUL	95,739	—	95,739	—	—	95,739
Other	44	—	44	—	—	44
Total derivatives, not subject to a master netting arrangement or similar arrangement	554,480	—	554,480	—	—	554,480
Total derivatives	835,447	—	835,447	270,878	10,089	554,480
Repurchase agreements(1)	417,094	—	417,094	—	—	417,094
Total Liabilities	$1,252,541	$—	$1,252,541	$270,878	$10,089	$971,574

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2017:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$468,871	$—	$468,871	$242,105	$108,830	$117,936
Total derivatives, subject to a master netting arrangement or similar arrangement	468,871	—	468,871	242,105	108,830	117,936
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,009	—	1,009	—	—	1,009
Embedded derivative - GLWB	134,995	—	134,995	—	—	134,995
Other	200	—	200	—	—	200
Total derivatives, not subject to a master netting arrangement or similar arrangement	136,204	—	136,204	—	—	136,204
Total derivatives	605,075	—	605,075	242,105	108,830	254,140
Total Assets	$605,075	$—	$605,075	$242,105	$108,830	$254,140

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$246,682	$—	$246,682	$242,105	$4,577	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	246,682	—	246,682	242,105	4,577	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	215,247	—	215,247	—	—	215,247
Embedded derivative - GLWB	246,755	—	246,755	—	—	246,755
Embedded derivative - FIA	218,676	—	218,676	—	—	218,676
Embedded derivative - IUL	80,212	—	80,212	—	—	80,212
Total derivatives, not subject to a master netting arrangement or similar arrangement	760,890	—	760,890	—	—	760,890
Total derivatives	1,007,572	—	1,007,572	242,105	4,577	760,890
Repurchase agreements(1)	885,000	—	885,000	—	—	885,000
Total Liabilities	$1,892,572	$—	$1,892,572	$242,105	$4,577	$1,645,890

(1) Borrowings under repurchase agreements are for a term less than 90 days.

9.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2018, the Company’s mortgage loan holdings were approximately $7.6 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 11 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2018, assuming the loans are called at their next call dates, approximately $80.7 million of principal would become due for the remainder of 2018, $933.4 million in 2019 through 2023, $91.8 million in 2024 through 2028, and $1.9 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2018 and December 31, 2017, approximately $757.0 million and $669.3 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2018 and 2017, the Company recognized $9.5 million, $22.0 million, $14.2 million, and $25.7 million, respectively, of participating mortgage loan income.
As of September 30, 2018, $3.0 million of the Company’s invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the nine months ended September 30, 2018, the Company recognized one troubled debt restructuring as a result of the Company granting a concession to a borrower which included loan terms unavailable from other lenders. This concession was the result of an agreement between the creditor and the debtor, and the Company did not identify any loans whose principal was permanently impaired.
The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of September 30, 2018, the Company held $3.0 million of mortgage loans not subject to a pooling and servicing agreement that were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the nine months ended September 30, 2018.
As of September 30, 2018, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the nine months ended September 30, 2018.
As of September 30, 2018, the Company had an allowance for mortgage loan credit losses of $1.5 million and as of December 31, 2017, there was no allowance for mortgage loan credit losses. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

For The Nine Months Ended September 30, 2018
(Dollars In Thousands)
Beginning balance, December 31, 2017	$—
Charge offs	—
Recoveries	(24)
Provision	1,505
Ending balance, September 30, 2018	$1,481
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

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of September 30, 2018	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$1,180	$—	$1,243	$2,423
Number of delinquent commercial mortgage loans	1	—	1	2

As of December 31, 2017
Commercial mortgage loans	$1,817	$—	$—	$1,817
Number of delinquent commercial mortgage loans	2	—	—	2

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
(Dollars In Thousands)
As of September 30, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	5,714	5,327	1,481	1,905	197	225
December 31, 2017
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	—	—	—	—	—	—
     Mortgage loans that were modified in a troubled debt restructuring as of September 30, 2018 and December 31, 2017 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of September 30, 2018
Troubled debt restructuring:
Commercial mortgage loans	1	$2,694	$1,748

As of December 31, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$418	$418
10.    GOODWILL
The balance of goodwill for the Company as of September 30, 2018 was $793.5 million. There has been no change to goodwill during the nine months ended September 30, 2018.
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
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2017, the Company performed its annual evaluation of goodwill based on information as of October 1, 2017, and determined that no adjustment to impair goodwill was necessary. During the nine months ended September 30, 2018, the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate.
11.    DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt
Debt and subordinated debt are summarized as follows:

	As of
	September 30, 2018		December 31, 2017
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Credit Facility	$—	$—	$—	$—
Capital lease obligation	1,411	1,411	1,682	1,682
6.40% Senior Notes (2007), due 2018	—	—	150,000	150,518
7.375% Senior Notes (2009), due 2019	400,000	421,346	400,000	435,806
8.45% Senior Notes (2009), due 2039	190,044	289,250	232,928	357,046
4.30% Senior Notes (2018), due 2028	400,000	395,381	—	—
	$991,455	$1,107,388	$784,610	$945,052
Subordinated debt (year of issue):
5.35% Subordinated Debentures (2017), due 2052	$500,000	$495,392	$500,000	$495,289
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	—	—
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	—	—
	$610,000	$605,392	$500,000	$495,289
During the nine months ended September 30, 2018, the Company repurchased and subsequently extinguished $65.6 million (par value - $42.9 million) of the Company’s 8.45% Senior Notes due 2039. These repurchases resulted in a $1.8 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.
During 2018, PLICO issued $110.0 million of Subordinated Funding Obligations at a rate of 3.55% due 2038. These obligations are non-recourse to the Company.
During 2018, the Company issued $400.0 million of its Senior Notes at a rate of 4.30%, due 2028. These notes were issued net of a discount of $1.0 million. These notes are carried on the Company’s balance sheet net of the discount and the associated deferred issuance expenses of $3.7 million. The Company used the net proceeds from the offering for general corporate purposes, including the repayment of amounts outstanding under our Credit Facility.
During 2017, the Company issued $500.0 million of its Subordinated Debentures due 2052. These Subordinated Debentures are carried on the Company’s balance sheet net of the associated deferred issuance expenses of $4.8 million. The Company used the net proceeds from the offering to call and redeem, at par, the entire $150.0 million of 6.00% Subordinated Debentures due 2042 and $287.5 million of 6.25% Subordinated Debentures due 2042.
Under a revolving line of credit arrangement that was in effect until May 3, 2018 (the “2015 Credit Facility”), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company had the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The 2015 Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility was February 2, 2020.
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the "Credit Facility"). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The

Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2018. There was no outstanding balance as of September 30, 2018.

Non-Recourse Funding Obligations

Non-recourse funding obligations outstanding as of September 30, 2018, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,917,000	$1,917,000	2039	4.75%
Golden Gate II Captive Insurance Company	20,600	17,689	2052	4.87%
Golden Gate V Vermont Captive Insurance Company(2)(3)	655,000	714,921	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,357	2024	6.19%
Total	$2,593,691	$2,651,967

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of the Company. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of PLICO.
(3) Fixed rate obligations
During the nine months ended September 30, 2018, the Company and its affiliates repurchased $38.0 million of its outstanding non-recourse funding obligations, at a discount. These repurchases did not result in a material gain or loss for the Company.
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
(3) Fixed rate obligations
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2018, the fair value of securities pledged under the repurchase program was $457.5 million, and the repurchase obligation of $417.1 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 223 basis points). During the nine months ended September 30, 2018, the maximum balance outstanding at any one point in time related to these programs was $427.5 million. The average daily balance was $225.9 million (at an average borrowing rate of 208 basis points) during the nine months ended September 30, 2018. As of December 31, 2017, the fair value of securities pledged under the repurchase program was $1,006.6 million, and the repurchase obligation of $885.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 142 basis points). During 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.

Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of September 30, 2018, securities with a market value of $92.0 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of September 30, 2018, the fair value of the collateral related to this program was $97.3 million and the Company has an obligation to return $97.3 million of collateral to the securities borrowers.
The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of September 30, 2018 and December 31, 2017:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of September 30, 2018
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$401,011	$56,513	$—	$—	$457,524
Other asset-backed securities	—	—	—	—	—
Mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	401,011	56,513	—	—	457,524
Securities lending transactions
Fixed maturities	91,040	—	—	—	91,040
Equity securities	982	—	—	—	982
Redeemable preferred stock	—	—	—	—	—
Other government related securities	—	—	—	—	—
Total securities lending transactions	92,022	—	—	—	92,022
Total securities	$493,033	$56,513	$—	$—	$549,546

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
Under the insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

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

Advance Trust & Life Escrow Services, LTA, as Securities Intermediary of Life Partners Position Holder Trust v. Protective Life Insurance Company, Case No. 2:18-CV-01290, is a putative class action that was filed on August 13, 2018 in the United States District Court for the Northern District of Alabama. Plaintiff alleges that PLICO required policyholders to pay unlawful and excessive cost of insurance charges. Plaintiff seeks to represent all owners of universal life and variable universal life policies issued or administered by PLICO or its predecessors that provide that cost of insurance rates are to be determined based on expectations of future mortality experience. The plaintiff seeks class certification, compensatory damages, pre-judgment and post-judgment interest, costs, and other unspecified relief. The Company is vigorously defending this matter and cannot predict the outcome of or reasonably estimate the possible loss or range of loss that might result from this litigation.

13.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017, are as follows:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2018		2017		2018		2017
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,006	$288	$3,348	$334	$9,888	$1,062	$10,044	$1,002
Interest cost on projected benefit obligation	2,577	359	2,191	297	7,371	1,077	6,573	891
Expected return on plan assets	(4,743)	—	(3,352)	—	(12,795)	—	(10,056)	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of actuarial loss/(gain)	—	196	—	118	—	726	—	354
Preliminary net periodic benefit cost	840	843	2,187	749	4,464	2,865	6,561	2,247
Settlement/curtailment expense(1)	—	986	—	—	—	986	—	—
Total net periodic benefit costs	$840	$1,829	$2,187	$749	$4,464	$3,851	$6,561	$2,247

(1) The unfunded excess benefit plan triggered settlement accounting for the nine months ended September 30, 2018 since total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

During the nine months ended September 30, 2018, the Company contributed $18.8 million to its defined benefit pension plan for the 2017 plan year. The Company will make contributions in future periods as necessary to at least satisfy minimum funding requirements, to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers. The Company may also make additional discretionary contributions in excess of the contribution amounts established by the current funding policy.

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2018 and December 31, 2017.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2017	$25,874	$747	$(13,925)	$12,696
Other comprehensive income (loss) before reclassifications	(1,206,478)	3,060	—	(1,203,418)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	22	—	—	22
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(2,086)	631	—	(1,455)
Net current-period other comprehensive income (loss)	(1,208,542)	3,691	—	(1,204,851)
Cumulative effect adjustments	(10,552)	—	—	(10,552)
Ending Balance, September 30, 2018	$(1,193,220)	$4,438	$(13,925)	$(1,202,707)

(1) See Reclassification table below for details.
(2)  As of September 30, 2018, net unrealized losses reported in AOCI were offset by $524.1 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

The following tables summarize the reclassifications amounts out of AOCI for the three and nine months ended September 30, 2018 and 2017.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Three Months Ended September 30, 2018	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(481)	Benefits and settlement expenses, net of reinsurance ceded
	(481)	Total before tax
	101	Tax (expense) or benefit
	$(380)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$(2,018)	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(14)	Net impairment losses recognized in earnings
	(2,032)	Total before tax
	427	Tax (expense) or benefit
	$(1,605)	Net of tax

(1) See Note 7, Derivative Financial Instruments for additional information.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Nine Months Ended September 30, 2018	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(799)	Benefits and settlement expenses, net of reinsurance ceded
	(799)	Total before tax
	168	Tax (expense) or benefit
	$(631)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$6,304	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,664)	Net impairment losses recognized in earnings
	2,640	Total before tax
	(554)	Tax (expense) or benefit
	$2,086	Net of tax

(1) See Note 7, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Three Months Ended September 30, 2017	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(38)	Benefits and settlement expenses, net of reinsurance ceded
	(38)	Total before tax
	14	Tax (expense) or benefit
	$(24)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$690	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(273)	Net impairment losses recognized in earnings
	417	Total before tax
	(146)	Tax (expense) or benefit
	$271	Net of tax

(1) See Note 7, Derivative Financial Instruments for additional information.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount Reclassified from Accumulated
	Other Comprehensive	Affected Line Item in the
For The Nine Months Ended September 30, 2017	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(396)	Benefits and settlement expenses, net of reinsurance ceded
	(396)	Total before tax
	139	Tax (expense) or benefit
	$(257)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$9,084	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(10,889)	Net impairment losses recognized in earnings
	(1,805)	Total before tax
	631	Tax (expense) or benefit
	$(1,174)	Net of tax

(1) See Note 7, Derivative Financial Instruments for additional information.

15.    INCOME TAXES
The Company used its respective estimates for its annual 2018 and 2017 incomes in computing its effective income tax rates for the three and nine months ended September 30, 2018 and 2017. The estimate of the annual 2018 income excluded unrealized gains and losses on equity securities due to an inability to forecast future gains and losses. The Company’s effective tax rate related to continuing operations varied from the maximum federal income tax rates as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory federal income tax rate applied to pre-tax income	21.0%	35.0%	21.0%	35.0%
State income taxes	1.2	0.5	1.2	0.6
Investment income not subject to tax	(1.8)	(5.4)	(2.6)	(3.8)
Uncertain tax positions	—	(2.0)	—	(0.3)
Change in State Tax Rate	—	—	(0.5)	—
Prior period adjustments	—	(2.6)	—	(0.8)
Other	(0.9)	—	(0.3)	(0.1)
	19.5%	25.5%	18.8%	30.6%
In April 2017, a routine review by Congress’ Joint Committee on Taxation related to IRS examinations for 2003 through 2011 was finalized and the Company received an approximate $6.2 million net refund in the fourth quarter of 2017. The resulting net adjustment to the Company’s current income taxes and the collection of this refund for the years 2003 through 2011 did not materially affect the Company or its effective tax rate.
There have been no material changes to the balance of unrecognized tax benefits, where the changes impact earnings, during the quarter ending September 30, 2018. The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.
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
During the year ended December 31, 2016, the Company entered into a reinsurance transaction. This transaction generated an operating loss on the Company’s consolidated 2016 U.S. income tax return. The Company partially carried back this loss and received refunds for substantially all of the U.S. income taxes it paid in 2014 and 2015 and expects to fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2018 and December 31, 2017.
In the tax year ended December 31, 2017, the Company recognized provisional impacts related to the revaluation of certain deferred tax assets under the Tax Reform Act under Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued, additional analysis, and resulting changes in interpretations and assumptions the Company has made. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined. There are no material adjustments for the nine months ended September 30, 2018. The accounting is expected to be complete by December 22, 2018.
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

The Company's management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company's measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), and certain policy liabilities that is impacted by the exclusion of these items.
The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. The Company believes that pre-tax and after-tax adjusted operating income (loss) enhances management’s and the Board of Directors’ understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.
After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017, a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% will be used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in the Company’s effective income tax rate.
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
There were no significant intersegment transactions during the three and nine months ended September 30, 2018 and 2017.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Revenues
Life Marketing	$438,585	$424,165	$1,288,455	$1,252,603
Acquisitions	581,054	375,819	1,469,787	1,164,650
Annuities	129,280	97,488	413,170	318,452
Stable Value Products	59,328	49,933	158,944	132,863
Asset Protection	79,158	83,597	233,347	246,142
Corporate and Other	59,763	53,386	193,205	162,042
Total revenues	$1,347,168	$1,084,388	$3,756,908	$3,276,752
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$2,521	$8,969	$(23,065)	$51,157
Acquisitions	93,648	62,880	208,206	184,825
Annuities	45,587	62,000	142,052	161,585
Stable Value Products	27,126	27,992	76,198	74,258
Asset Protection	8,029	6,963	21,413	19,098
Corporate and Other	(19,937)	(26,870)	(58,413)	(67,466)
Pre-tax adjusted operating income	156,974	141,934	366,391	423,457
Realized (losses) gains on investments and derivatives	(20,255)	(31,084)	(39,102)	(74,490)
Income before income tax	136,719	110,850	327,289	348,967
Income tax expense	(26,619)	(28,308)	(61,582)	(106,743)
Net income	$110,100	$82,542	$265,707	$242,224

Pre-tax adjusted operating income	$156,974	$141,934	$366,391	$423,457
Adjusted operating income tax (expense) benefit	(30,873)	(39,187)	(69,793)	(132,815)
After-tax adjusted operating income	126,101	102,747	296,598	290,642
Realized (losses) gains on investments and derivatives	(20,255)	(31,084)	(39,102)	(74,490)
Income tax benefit (expense) on adjustments	4,254	10,879	8,211	26,072
Net income	$110,100	$82,542	$265,707	$242,224

Realized investment (losses) gains:
Derivative financial instruments	$(27,465)	$(82,341)	$62,859	$(260,407)
All other investments	(19,869)	18,150	(157,070)	94,708
Net impairment losses recognized in earnings	(14)	(273)	(3,664)	(10,889)
Less: related amortization(1)	(5,859)	(12,123)	5,060	(38,570)
Less: VA GLWB economic cost	(21,234)	(21,257)	(63,833)	(63,528)
Realized (losses) gains on investments and derivatives	$(20,255)	$(31,084)	$(39,102)	$(74,490)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of September 30, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,687,943	$32,234,422	$21,118,911	$5,083,328
DAC and VOBA	1,468,989	455,343	876,390	7,001
Other intangibles	267,684	32,622	160,118	7,556
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,624,890	$32,736,911	$22,492,096	$5,211,698

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,026,634	$13,222,621	$87,373,859
DAC and VOBA	166,570	—	2,974,293
Other intangibles	125,251	33,193	626,424
Goodwill	128,182	—	793,470
Total assets	$1,446,637	$13,255,814	$91,768,046

	Operating Segment Assets As of December 31, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,914,418	$19,588,133	$20,938,409	$4,569,639
DAC and VOBA	1,320,776	74,862	772,634	6,864
Other intangibles	282,361	34,548	170,117	8,056
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,717,829	$19,712,067	$22,217,837	$4,698,372

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$918,952	$15,043,597	$75,973,148
DAC and VOBA	24,441	—	2,199,577
Other intangibles	133,234	35,256	663,572
Goodwill	128,182	—	793,470
Total assets	$1,204,809	$15,078,853	$79,629,767

17.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to September 30, 2018, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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
FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE
This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
OVERVIEW
Our Business
On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into the Company (the “Merger”). Prior to February 1, 2015, our stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, we remain an SEC registrant for financial reporting purposes in the United States. The Company, which is headquartered in Birmingham, Alabama, operates as a holding company for its insurance and other subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company (“PLICO”) is our largest operating subsidiary. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Corporation and our subsidiaries.
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

Pursuant to the Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million. All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the closing of the Transaction were approximately $13.3 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.

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

•
new and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities or life insurance products may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations;

•
we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with our business operations;

•
changes to tax law, such as the effect of the Tax Cuts and Jobs Act which was enacted on December 22, 2017, or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

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
RESULTS OF OPERATIONS
Our management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the guaranteed living withdrawal benefits (“GLWB”) embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), and certain policy liabilities that is impacted by the exclusion of these items.

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
The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. Our belief is that pre-tax and after-tax adjusted operating income (loss) enhances management’s and the Board of Directors’ understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.
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
The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$2,521	$8,969	$(23,065)	$51,157
Acquisitions	93,648	62,880	208,206	184,825
Annuities	45,587	62,000	142,052	161,585
Stable Value Products	27,126	27,992	76,198	74,258
Asset Protection	8,029	6,963	21,413	19,098
Corporate and Other	(19,937)	(26,870)	(58,413)	(67,466)
Pre-tax adjusted operating income	156,974	141,934	366,391	423,457
Realized (losses) gains on investments and derivatives	(20,255)	(31,084)	(39,102)	(74,490)
Income before income tax	136,719	110,850	327,289	348,967
Income tax expense	(26,619)	(28,308)	(61,582)	(106,743)
Net income	$110,100	$82,542	$265,707	$242,224

Pre-tax adjusted operating income	$156,974	$141,934	$366,391	$423,457
Adjusted operating income tax (expense) benefit	(30,873)	(39,187)	(69,793)	(132,815)
After-tax adjusted operating income	126,101	102,747	296,598	290,642
Realized (losses) gains on investments and derivatives	(20,255)	(31,084)	(39,102)	(74,490)
Income tax benefit (expense) on adjustments	4,254	10,879	8,211	26,072
Net income	$110,100	$82,542	$265,707	$242,224

Realized investment (losses) gains:
Derivative financial instruments	$(27,465)	$(82,341)	$62,859	$(260,407)
All other investments	(19,869)	18,150	(157,070)	94,708
Net impairment losses recognized in earnings	(14)	(273)	(3,664)	(10,889)
Less: related amortization(1)	(5,859)	(12,123)	5,060	(38,570)
Less: VA GLWB economic cost	(21,234)	(21,257)	(63,833)	(63,528)
Realized (losses) gains on investments and derivatives	$(20,255)	$(31,084)	$(39,102)	$(74,490)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
Net income for the three months ended September 30, 2018 included a $15.0 million, or 10.6%, increase in pre-tax adjusted operating income. The increase consisted of a $30.8 million increase in the Acquisitions segment, a $1.1 million increase in the Asset Protection segment, and a $6.9 million increase in the Corporate and Other segment. These increases were partially offset by a decrease of $6.4 million in the Life Marketing segment, a $16.4 million decrease in the Annuities segment, and a $0.9 million decrease in the Stable Value Products segment.
Net realized losses on investments and derivatives for the three months ended September 30, 2018 was $20.3 million as compared to $31.1 million for the three months ended September 30, 2017.

•
Life Marketing segment pre-tax adjusted operating income was $2.5 million for the three months ended September 30, 2018, representing a decrease of $6.4 million from the three months ended September 30, 2017. The decrease was primarily due to the impact of unlocking during the current quarter compared to the prior year. The segment recorded an unfavorable $6.9 million of unlocking for the three months ended September 30, 2018, as compared to a favorable $1.8 million of unlocking for the three months ended September 30, 2017.

•
Acquisitions segment pre-tax adjusted operating income was $93.6 million for the three months ended September 30, 2018, an increase of $30.8 million as compared to the three months ended September 30, 2017, due to the favorable impact of $26.1 million from the Liberty reinsurance transaction completed on May 1, 2018 and a decrease in benefit and settlement expenses on the other in-force blocks of business. For the three months ended September 30, 2018, the segment recorded favorable prospective unlocking of $0.7 million as compared to unfavorable $3.7 million of prospective unlocking for the three months ended September 30, 2017.

•
Annuities segment pre-tax adjusted operating income was $45.6 million for the three months ended September 30, 2018, as compared to $62.0 million for the three months ended September 30, 2017, a decrease of $16.4 million, or 26.5%. This variance was primarily the result of unfavorable unlocking and a decline in variable annuity (“VA”) fee income, partially offset by increased interest spreads and a favorable change in single premium immediate annuities (“SPIA”) mortality. Segment results were negatively impacted by $4.8 million of unfavorable unlocking for the three months ended September 30, 2018, as compared to $13.0 million of favorable unlocking for the three months ended September 30, 2017.

•
Stable Value segment pre-tax adjusted operating income was $27.1 million and decreased $0.9 million, or 3.1%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease in adjusted operating earnings primarily resulted from higher interest expenses. Participating mortgage income for the three months ended September 30, 2018, was $9.0 million as compared to $12.4 million for the three months ended September 30, 2017. The adjusted operating spread, which excludes participating income, decreased by 10 basis points for the three months ended September 30, 2018, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $8.0 million, representing an increase of $1.1 million, or 15.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Service contract earnings increased $1.3 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP and credit insurance product lines both decreased $0.1 million primarily due to lower volume and higher losses.

•
The Corporate and Other segment pre-tax adjusted operating loss was $19.9 million for the three months ended September 30, 2018, as compared to a pre-tax adjusted operating loss of $26.9 million for the three months ended September 30, 2017. The decreased operating loss was primarily due to an increase in investment income due to higher invested asset balances and decreased interest and corporate overhead expenses.

For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
Net income for the nine months ended September 30, 2018 included a $57.1 million, or 13.5%, decrease in pre-tax adjusted operating income. The decrease consisted of a $74.2 million decrease in the Life Marketing segment, a $19.5 million decrease in the Annuities segment. These decreases were partially offset by a $23.4 million increase in the Acquisitions segment, a $1.9 million increase in the Stable Value Products segment, a $2.3 million increase in the Asset Protection segment, and an increase of $9.1 million in the Corporate and Other segment.
Net realized losses on investments and derivatives for the nine months ended September 30, 2018 was $39.1 million as compared to $74.5 million for the nine months ended September 30, 2017.

•
Life Marketing segment pre-tax adjusted operating loss was $23.1 million for the nine months ended September 30, 2018, representing a decrease of $74.2 million from the nine months ended September 30, 2017. The decrease was primarily due to the impact of unlocking and higher life claims compared to the prior year. The segment recorded an unfavorable $19.8 million of unlocking for the nine months ended September 30, 2018, as compared to a favorable $3.0 million of unlocking for the nine months ended September 30, 2017. Life claims were approximately $57.3 million higher for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.

•
Acquisitions segment pre-tax adjusted operating income was $208.2 million for the nine months ended September 30, 2018, an increase of $23.4 million as compared to the nine months ended September 30, 2017, primarily due to the favorable impact of $33.1 million from the Liberty reinsurance transaction completed on May 1, 2018 partly offset by the expected runoff of the in-force blocks of business. For the nine months ended September 30, 2018, the segment recorded favorable prospective unlocking of $0.7 million as compared to unfavorable $3.7 million of prospective unlocking for the nine months ended September 30, 2017.

•
Annuities segment pre-tax adjusted operating income was $142.1 million for the nine months ended September 30, 2018, as compared to $161.6 million for the nine months ended September 30, 2017, a decrease of $19.5 million, or 12.1%. This variance was primarily the result of unfavorable unlocking, a decline in VA fee income, and higher non-deferred expenses, partially offset by a favorable change in SPIA mortality and increased interest spreads. Segment results were negatively impacted by $11.7 million of unfavorable unlocking for the nine months ended September 30, 2018, as compared to $14.9 million of favorable unlocking for the nine months ended September 30, 2017.

•
Stable Value segment pre-tax adjusted operating income was $76.2 million and increased $1.9 million, or 2.6%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in adjusted operating earnings primarily resulted from higher average account values. Participating mortgage income for the nine months ended September 30, 2018, was $20.9 million as compared to $23.6 million for the nine months ended September 30, 2017. The adjusted operating spread, which excludes participating income, decreased by 21 basis points for the nine months ended September 30, 2018, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $21.4 million, representing an increase of $2.3 million, or 12.1%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Service contract earnings increased $2.5 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP product line increased $0.3 million primarily due to lower expenses. Credit insurance earnings decreased $0.4 million primarily due to lower volume and higher losses.

•
The Corporate and Other segment pre-tax adjusted operating loss was $58.4 million for the nine months ended September 30, 2018, as compared to a pre-tax adjusted operating loss of $67.5 million for the nine months ended September 30, 2017. The decreased operating loss was primarily due to an increase in investment income due to higher invested asset balances, partly offset by an increase in overhead expenses.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$422,430	$458,468	$1,416,241	$1,372,864
Reinsurance ceded	(144,607)	(200,616)	(630,736)	(601,839)
Net premiums and policy fees	277,823	257,852	785,505	771,025
Net investment income	138,017	137,001	413,276	412,652
Other income	30,630	27,241	94,536	80,997
Total operating revenues	446,470	422,094	1,293,317	1,264,674
Realized gains (losses) - investments	(3,277)	334	(9,884)	(6,671)
Realized gains (losses) - derivatives	(4,608)	1,737	5,022	(5,400)
Total revenues	438,585	424,165	1,288,455	1,252,603
BENEFITS AND EXPENSES
Benefits and settlement expenses	383,653	345,501	1,081,769	993,424
Amortization of DAC/VOBA	16,776	26,984	82,222	86,934
Other operating expenses	43,520	40,640	152,391	133,159
Operating benefits and settlement expenses	443,949	413,125	1,316,382	1,213,517
Amortization related to benefits and settlement expenses	(5,721)	(396)	(2,335)	(10,250)
Amortization of DAC/VOBA related to realized gains (losses) - investments	819	427	1,205	938
Total benefits and expenses	439,047	413,156	1,315,252	1,204,205
INCOME (LOSS) BEFORE INCOME TAX	(462)	11,009	(26,797)	48,398
Less: realized gains (losses)	(7,885)	2,071	(4,862)	(12,071)
Less: amortization related to benefits and settlement expenses	5,721	396	2,335	10,250
Less: related amortization of DAC/VOBA	(819)	(427)	(1,205)	(938)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$2,521	$8,969	$(23,065)	$51,157

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$13,034	$721	$39,184	$1,325
Universal life	30,712	41,244	92,348	127,743
	$43,746	$41,965	$131,532	$129,068
Sales By Distribution Channel
Traditional brokerage	$38,282	$35,320	$113,962	$110,066
Institutional	3,412	4,459	11,027	12,262
Direct	2,052	2,186	6,543	6,740
	$43,746	$41,965	$131,532	$129,068
Average Life Insurance In-force(2)
Traditional	$352,442,802	$342,522,847	$348,875,590	$347,481,484
Universal life	280,352,234	260,101,843	276,612,519	248,933,690
	$632,795,036	$602,624,690	$625,488,109	$596,415,174
Average Account Values
Universal life	$7,765,543	$7,644,822	$7,741,229	$7,607,208
Variable universal life	786,953	729,171	777,037	705,045
	$8,552,496	$8,373,993	$8,518,266	$8,312,253

(1) Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.

(2) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Insurance companies:
First year commissions	$48,673	$48,643	$148,275	$147,618
Renewal commissions	9,455	9,503	29,971	28,932
First year ceding allowances	(273)	(729)	(499)	(1,766)
Renewal ceding allowances	(47,509)	(48,218)	(126,167)	(134,492)
General & administrative	54,178	55,534	166,628	170,928
Taxes, licenses, and fees	9,173	9,592	29,023	26,268
Other operating expenses incurred	73,697	74,325	247,231	237,488
Less: commissions, allowances & expenses capitalized	(62,180)	(62,593)	(192,961)	(189,574)
Other insurance company operating expenses	11,517	11,732	54,270	47,914
Distribution companies:
Commissions	22,922	20,462	69,198	59,996
Other operating expenses	9,081	8,446	28,923	25,249
Other distribution company operating expenses	32,003	28,908	98,121	85,245
Other operating expenses	$43,520	$40,640	$152,391	$133,159
For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating income was $2.5 million for the three months ended September 30, 2018, representing a decrease of $6.4 million from the three months ended September 30, 2017. The decrease was primarily due to the impact of unlocking during the current quarter compared to the prior year. The segment recorded an unfavorable $6.9 million of unlocking for the three months ended September 30, 2018, as compared to a favorable $1.8 million of unlocking for the three months ended September 30, 2017.
Operating revenues
Total operating revenues for the three months ended September 30, 2018, increased $24.4 million, or 5.8%, as compared to the three months ended September 30, 2017. This increase was driven by higher traditional life premiums during the current quarter compared to the prior year.
Net premiums and policy fees
Net premiums and policy fees increased by $20.0 million, or 7.7%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to an increase in traditional life premiums.
Net investment income
Net investment income in the segment increased $1.0 million, or 0.7%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, driven by higher universal life investment income of $1.9 million, offset by lower traditional life investment income of $0.8 million.
Other income
Other income increased $3.4 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 due to higher revenue in the segment’s non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $38.2 million, or 11.0%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to unlocking and an increase in traditional life reserves. For the three months ended September 30, 2018, universal life unlocking increased policy benefits and settlement expenses $12.2 million, as compared to an increase of $1.8 million for the three months ended September 30, 2017.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $10.2 million, or 37.8%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to lower VOBA amortization in the traditional life block. For the three months ended September 30, 2018, universal life unlocking decreased amortization $5.3 million, as compared to a decrease of $3.6 million for the three months ended September 30, 2017.
Other operating expenses
Other operating expenses increased $2.9 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was driven by higher commissions and lower ceding allowances, partly offset by a decrease in general and administrative expenses.
Sales
Sales for the segment increased $1.8 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to higher traditional life sales, offset by lower sales in the universal life block. The change between products was due to a shift in sales focus from a product within the universal life block to a new term life product.
For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $23.1 million for the nine months ended September 30, 2018, representing a decrease of $74.2 million from the nine months ended September 30, 2017. The decrease was primarily due to the impact of unlocking and higher life claims compared to the prior year. The segment recorded an unfavorable $19.8 million of unlocking for the nine months ended September 30, 2018, as compared to a favorable $3.0 million of unlocking for the nine months ended September 30, 2017. Life claims were approximately $57.3 million higher for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.
Operating revenues
Total operating revenues for the nine months ended September 30, 2018, increased $28.6 million, or 2.3%, as compared to the nine months ended September 30, 2017. This increase was driven by higher premiums and policy fees and distribution company revenue.
Net premiums and policy fees
Net premiums and policy fees increased by $14.5 million, or 1.9%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to an increase in premiums and policy fees associated with continued growth in universal life and traditional life business.
Net investment income
Net investment income in the segment increased $0.6 million, or 0.2%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to higher universal life investment income of $6.1 million, offset by lower traditional life and distribution company investment income of $4.4 million and $0.7 million, respectively.
Other income
Other income increased $13.5 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to higher revenue in the segment’s non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $88.3 million, or 8.9%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, driven by unlocking and an increase in claims. For the nine months ended September 30, 2018, universal life unlocking increased policy benefits and settlement expenses $20.1 million, as compared to an increase of $1.3 million for the nine months ended September 30, 2017.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $4.7 million, or 5.4%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to lower VOBA amortization in the traditional life blocks, offset by higher VOBA amortization in the universal life block. For the nine months ended September 30, 2018, universal life unlocking decreased amortization $0.3 million, as compared to a decrease of $4.4 million for the nine months ended September 30, 2017.
Other operating expenses
Other operating expenses increased $19.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was driven by higher commissions and lower ceding allowances.

Sales
Sales for the segment increased $2.5 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to higher traditional life sales, offset by lower sales in the universal life block. The change between products was due to a shift in sales focus from a product within the universal life block to a new term life product.
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
Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(144,607)	$(200,616)	$(630,736)	$(601,839)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(131,528)	(170,468)	(579,246)	(504,652)
Amortization of DAC/VOBA	(1,409)	(1,418)	(4,120)	(4,270)
Other operating expenses(1)	(45,570)	(46,756)	(121,420)	(130,426)
Total benefits and expenses	(178,507)	(218,642)	(704,786)	(639,348)

NET IMPACT OF REINSURANCE	$33,900	$18,026	$74,050	$37,509

Allowances received	$(47,782)	$(48,948)	$(126,666)	$(136,258)
Less: Amount deferred	2,212	2,192	5,246	5,832
Allowances recognized (ceded other operating expenses)(1)	$(45,570)	$(46,756)	$(121,420)	$(130,426)
(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 275% to 480%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
As shown above, reinsurance generally has a favorable impact on the Life Marketing segment’s operating income results. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. In addition, since 2012, a much smaller percentage of the segment’s new universal life business has been ceded. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and the unlocking of balances.
For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
The lower ceded premium and policy fees for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was caused primarily by lower ceded traditional life premiums of $76.9 million, partially offset by higher universal life policy fees of $20.9 million.
Ceded benefits and settlement expenses were lower for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to lower ceded traditional life reserves and claims, partly offset by higher ceded universal life reserves and claims. Traditional life ceded reserves decreased $82.3 million and universal life ceded reserves increased $48.2 million as compared to the three months ended September 30, 2017. Ceded traditional life claims were $13.7 million lower and ceded universal life claims were $8.2 million higher for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.
Ceded amortization of DAC and VOBA decreased slightly for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.
For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
The higher ceded premium and policy fees for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was caused primarily by higher universal life policy fees of $51.5 million, offset by lower ceded traditional life premiums of $23.2 million.
Ceded benefits and settlement expenses were higher for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to higher ceded claims, partly offset by lower ceded traditional life reserves. Universal life and traditional life ceded claims were $82.3 million and $20.3 million higher, respectively, as compared to the nine months ended September 30, 2017. Traditional life ceded reserves decreased $31.0 million as compared to the nine months ended September 30, 2017.
Ceded amortization of DAC and VOBA decreased slightly for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$332,863	$270,303	$922,260	$828,252
Reinsurance ceded	(75,743)	(78,647)	(231,988)	(239,785)
Net premiums and policy fees	257,120	191,656	690,272	588,467
Net investment income	323,117	181,714	785,579	561,632
Other income	3,225	2,515	10,143	8,350
Total operating revenues	583,462	375,885	1,485,994	1,158,449
Realized gains (losses) - investments	(13,200)	19,675	(156,191)	95,135
Realized gains (losses) - derivatives	10,792	(19,741)	139,984	(88,934)
Total revenues	581,054	375,819	1,469,787	1,164,650
BENEFITS AND EXPENSES
Benefits and settlement expenses	452,324	286,035	1,174,632	894,509
Amortization of VOBA	(2,627)	(453)	(1,309)	(3,362)
Other operating expenses	40,117	27,423	104,465	82,477
Operating benefits and expenses	489,814	313,005	1,277,788	973,624
Amortization related to benefits and settlement expenses	2,015	2,603	7,545	7,109
Amortization of VOBA related to realized gains (losses) - investments	(93)	(27)	312	(183)
Total benefits and expenses	491,736	315,581	1,285,645	980,550
INCOME BEFORE INCOME TAX	89,318	60,238	184,142	184,100
Less: realized gains (losses)	(2,408)	(66)	(16,207)	6,201
Less: amortization related to benefits and settlement expenses	(2,015)	(2,603)	(7,545)	(7,109)
Less: related amortization of VOBA	93	27	(312)	183
PRE-TAX ADJUSTED OPERATING INCOME	$93,648	$62,880	$208,206	$184,825

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$233,481,851	$225,506,328	$225,828,144	$229,375,136
Universal life	32,702,123	27,216,155	29,450,423	27,725,925
	$266,183,974	$252,722,483	$255,278,567	$257,101,061
Average Account Values
Universal life	$8,173,378	$4,194,821	$6,164,475	$4,203,635
Fixed annuity(2)	11,884,932	3,545,906	7,716,996	3,523,691
Variable annuity	1,197,979	1,194,958	1,197,039	1,181,037
	$21,256,289	$8,935,685	$15,078,510	$8,908,363
Interest Spread - Fixed Annuities
Net investment income yield	4.23%	3.97%	4.15%	3.99%
Interest credited to policyholders	3.53%	3.29%	3.47%	3.27%
Interest spread(3)	0.70%	0.68%	0.68%	0.72%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $93.6 million for the three months ended September 30, 2018, an increase of $30.8 million as compared to the three months ended September 30, 2017, due to the favorable impact of $26.1 million from the Liberty reinsurance transaction completed on May 1, 2018 and a decrease in benefit and settlement expenses on the other in-force blocks of business. For the three months ended September 30, 2018, the segment recorded favorable prospective unlocking of $0.7 million as compared to unfavorable $3.7 million of prospective unlocking for the three months ended September 30, 2017.
Operating revenues
Net premiums and policy fees increased $65.5 million, or 34.2%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to the premiums associated with the Liberty reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $141.4 million, or 77.8%, for the three months ended September 30, 2018, primarily due to the $140.0 million impact of the Liberty reinsurance transaction.

Total benefits and expenses

Total benefits and expenses increased $176.2 million, or 55.8%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase was primarily due to the Liberty reinsurance transaction, which increased benefits and expenses $192.0 million. This was partly offset by the expected runoff of the in-force blocks of business.
For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $208.2 million for the nine months ended September 30, 2018, an increase of $23.4 million as compared to the nine months ended September 30, 2017, primarily due to the favorable impact of $33.1 million from the Liberty reinsurance transaction completed on May 1, 2018, partly offset by the expected runoff of the in-force blocks of business. For the nine months ended September 30, 2018, the segment recorded favorable prospective unlocking of $0.7 million as compared to unfavorable $3.7 million of prospective unlocking for the nine months ended September 30, 2017.
Operating revenues
Net premiums and policy fees increased $101.8 million, or 17.3%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to the premiums associated with the Liberty reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $223.9 million, or 39.9%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to the $232.9 million impact of the Liberty reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $305.1 million, or 31.1%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase was primarily due to the Liberty reinsurance transaction, which increased benefits and expenses $327.2 million.
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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(75,743)	$(78,647)	$(231,988)	$(239,785)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(52,497)	(53,233)	(192,117)	(207,339)
Amortization of VOBA	(138)	(183)	(513)	(440)
Other operating expenses	(8,994)	(9,710)	(26,488)	(29,272)
Total benefits and expenses	(61,629)	(63,126)	(219,118)	(237,051)

NET IMPACT OF REINSURANCE(1)	$(14,114)	$(15,521)	$(12,870)	$(2,734)

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
The net impact of reinsurance was more favorable by $1.4 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to lower ceded revenue partly offset by lower ceded benefits and expenses. For the three months ended September 30, 2018, ceded revenues decreased by $2.9 million, while ceded benefits and expenses decreased by $1.5 million.
The net impact of reinsurance was less favorable by $10.1 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to lower ceded benefits and expenses, partly offset by lower ceded revenue. For the nine months ended September 30, 2018, ceded revenues decreased by $7.8 million, while ceded benefits and expenses decreased by $17.9 million.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$35,462	$38,259	$112,210	$114,294
Reinsurance ceded	—	—	—	—
Net premiums and policy fees	35,462	38,259	112,210	114,294
Net investment income	85,957	80,206	252,039	239,416
Realized gains (losses) - derivatives	(21,234)	(21,257)	(63,833)	(63,528)
Other income	43,087	43,262	129,298	129,733
Total operating revenues	143,272	140,470	429,714	419,915
Realized gains (losses) - investments	(1,610)	135	379	(256)
Realized gains (losses) - derivatives, net of economic cost	(12,382)	(43,117)	(16,923)	(101,207)
Total revenues	129,280	97,488	413,170	318,452
BENEFITS AND EXPENSES
Benefits and settlement expenses	55,061	53,105	159,192	159,537
Amortization of DAC/VOBA	6,004	(11,741)	14,936	(11,647)
Other operating expenses	36,620	37,106	113,534	110,440
Operating benefits and expenses	97,685	78,470	287,662	258,330
Amortization related to benefits and settlement expenses	778	1,157	1,306	3,569
Amortization of DAC/VOBA related to realized gains (losses) - investments	(3,657)	(15,887)	(2,973)	(39,753)
Total benefits and expenses	94,806	63,740	285,995	222,146
INCOME BEFORE INCOME TAX	34,474	33,748	127,175	96,306
Less: realized gains (losses) - investments	(1,610)	135	379	(256)
Less: realized gains (losses) - derivatives, net of economic cost	(12,382)	(43,117)	(16,923)	(101,207)
Less: amortization related to benefits and settlement expenses	(778)	(1,157)	(1,306)	(3,569)
Less: related amortization of DAC/VOBA	3,657	15,887	2,973	39,753
PRE-TAX ADJUSTED OPERATING INCOME	$45,587	$62,000	$142,052	$161,585

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$513,990	$246,914	$1,597,767	$806,432
Variable annuity	69,125	87,045	230,144	323,650
	$583,115	$333,959	$1,827,911	$1,130,082
Average Account Values		.
Fixed annuity(2)	$9,198,082	$8,297,792	$8,882,096	$8,188,092
Variable annuity	12,891,627	13,082,417	12,977,629	12,977,656
	$22,089,709	$21,380,209	$21,859,725	$21,165,748
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.59%	3.73%	3.63%	3.68%
Interest credited to policyholders	2.44	2.53	2.49	2.52
Interest spread	1.15%	1.20%	1.14%	1.16%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$2,111	$549	$(13,229)	$16,746
Equity futures	(5,733)	(25,959)	(23,025)	(75,389)
Currency futures	3,410	(6,092)	7,890	(22,366)
Equity options	(21,206)	(23,307)	(47,406)	(76,376)
Interest rate swaptions	—	(292)	(14)	(2,423)
Interest rate swaps	(41,288)	5,342	(131,147)	31,331
Total return swaps	(32,343)	(8,057)	(35,908)	(9,675)
Embedded derivative - GLWB(1)	57,706	740	149,552	(15,904)
Total derivatives related to VA contracts	(37,343)	(57,076)	(93,287)	(154,056)
Derivatives related to FIA contracts:
Embedded derivative	(14,360)	(18,606)	(7,957)	(40,351)
Equity futures	(388)	66	(716)	161
Equity options	18,474	11,242	21,203	29,511
Total derivatives related to FIA contracts	3,726	(7,298)	12,530	(10,679)
Other	1	—	1	—
VA GLWB economic cost(2)	21,234	21,257	63,833	63,528
Realized gains (losses) - derivatives, net of economic cost	$(12,382)	$(43,117)	$(16,923)	$(101,207)

(1) Includes impact of nonperformance risk of $(8.6) million and $10.5 million for the three and nine months ended September 30, 2018 and $0.7 million and $(31.6) million for the three and nine months ended September 30, 2017.

(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	September 30, 2018	December 31, 2017
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$76,371	$72,825
GMDB Reserves	33,827	30,944
GLWB and GMAB Reserves	(37,794)	111,760
Account value subject to GLWB rider	9,232,492	9,718,263
GLWB Benefit Base	10,371,802	10,560,893
GMAB Benefit Base	1,924	3,298
S&P 500® Index	2,914	2,674

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $45.6 million for the three months ended September 30, 2018, as compared to $62.0 million for the three months ended September 30, 2017, a decrease of $16.4 million, or 26.5%. This variance was primarily the result of unfavorable unlocking and a decline in VA fee income, partially offset by increased interest spreads and a favorable change in SPIA mortality. Segment results were negatively impacted by $4.8 million of unfavorable unlocking for the three months ended September 30, 2018, as compared to $13.0 million of favorable unlocking for the three months ended September 30, 2017.
Operating revenues
Segment operating revenues increased $2.8 million, or 2.0%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to higher investment income, partially offset by lower VA fee income.

The higher investment income related to growth in fixed account value. Average fixed account balances increased 10.8% and average variable account balances decreased 1.5% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.
Benefits and settlement expenses
Benefits and settlement expenses increased $2.0 million, or 3.7%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was primarily the result of higher credited interest and unfavorable unlocking, partially offset by a favorable change in SPIA mortality. Included in benefits and settlement expenses was $2.4 million of unfavorable unlocking for the three months ended September 30, 2018, as compared to $0.1 million of favorable unlocking for the three months ended September 30, 2017.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $17.7 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The unfavorable change was primarily due to unfavorable unlocking. DAC and VOBA unlocking for the three months ended September 30, 2018, was $2.4 million unfavorable as compared to $12.9 million favorable for the three months ended September 30, 2017.

Other operating expenses

Other operating expenses decreased $0.5 million, or 1.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Lower non-deferred maintenance and overhead expense and commission expenses were partially offset by higher non-deferred acquisition expense.
Sales
Total sales increased $249.2 million, or 74.6%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Sales of variable annuities decreased $17.9 million, or 20.6% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities increased by $267.1 million, or 108.2%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase in single premium deferred annuities (“SPDA”) sales.
For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $142.1 million for the nine months ended September 30, 2018, as compared to $161.6 million for the nine months ended September 30, 2017, a decrease of $19.5 million, or 12.1%. This variance was primarily the result of unfavorable unlocking, a decline in VA fee income, and higher non-deferred expenses, partially offset by a favorable change in SPIA mortality and increased interest spreads. Segment results were negatively impacted by $11.7 million of unfavorable unlocking for the nine months ended September 30, 2018, as compared to $14.9 million of favorable unlocking for the nine months ended September 30, 2017.
Operating revenues
Segment operating revenues increased $9.8 million, or 2.3%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to higher investment income. The higher investment income related to growth in fixed account value. Average fixed account balances increased 8.5% and average variable account balances were relatively unchanged for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.
Benefits and settlement expenses
Benefits and settlement expenses decreased $0.3 million, or 0.2%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This decrease was primarily the result of a favorable change in SPIA mortality, partially offset by higher credited interest and unfavorable unlocking. Included in benefits and settlement expenses was $3.5 million of unfavorable unlocking for the nine months ended September 30, 2018, as compared to $0.2 million of favorable unlocking for the nine months ended September 30, 2017.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $26.6 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The unfavorable change was primarily due to unfavorable unlocking. DAC and VOBA unlocking for the nine months ended September 30, 2018, was $8.2 million unfavorable as compared to $14.7 million favorable for the nine months ended September 30, 2017.
Other operating expenses
Other operating expenses increased $3.1 million, or 2.8%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Increases in non-deferred acquisition expense and maintenance and overhead expense were partially offset by lower non-deferred commission expense.

Sales
Total sales increased $697.8 million, or 61.8%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Sales of variable annuities decreased $93.5 million, or 28.9% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities increased by $791.3 million, or 98.1%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase in SPDA sales.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Net investment income	$59,420	$49,962	$159,391	$130,816
Other income	37	—	215	—
Total operating revenues	59,457	49,962	159,606	130,816
Realized gains (losses)	(129)	(29)	(662)	2,047
Total revenues	59,328	49,933	158,944	132,863
BENEFITS AND EXPENSES
Benefits and settlement expenses	30,698	19,121	78,917	51,074
Amortization of DAC	869	607	2,321	1,613
Other operating expenses	764	2,242	2,170	3,871
Total benefits and expenses	32,331	21,970	83,408	56,558
INCOME BEFORE INCOME TAX	26,997	27,963	75,536	76,305
Less: realized gains (losses)	(129)	(29)	(662)	2,047
PRE-TAX ADJUSTED OPERATING INCOME	$27,126	$27,992	$76,198	$74,258
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Sales(1)
GIC	$27,000	$50,000	$37,000	$107,000
GFA	350,000	900,000	1,150,000	1,650,000
	$377,000	$950,000	$1,187,000	$1,757,000

Average Account Values	$5,219,360	$4,184,418	$4,873,790	$3,947,056
Ending Account Values	$5,211,668	$4,793,890	$5,211,668	$4,793,890

Operating Spread
Net investment income yield	4.57%	4.79%	4.37%	4.43%
Other income yield	—	—	0.01	—
Interest credited	2.36	1.83	2.16	1.73
Operating expenses	0.13	0.28	0.13	0.18
Operating spread	2.08%	2.68%	2.09%	2.52%

Adjusted operating spread(2)	1.39%	1.49%	1.52%	1.73%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $27.1 million and decreased $0.9 million, or 3.1%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease in adjusted operating earnings primarily resulted from higher interest expenses. Participating mortgage income for the three months ended September 30, 2018, was $9.0 million as compared to $12.4 million for the three months ended September 30, 2017. The adjusted operating spread, which excludes participating income, decreased by 10 basis points for the three months ended September 30, 2018, from the prior year, due primarily to an increase in credited interest.
For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $76.2 million and increased $1.9 million, or 2.6%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in adjusted operating earnings primarily resulted from higher average account values. Participating mortgage income for the nine months ended September 30, 2018, was $20.9 million as compared to $23.6 million for the nine months ended September 30, 2017. The adjusted operating spread, which excludes participating income, decreased by 21 basis points for the nine months ended September 30, 2018, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$84,413	$84,955	$249,334	$258,760
Reinsurance ceded	(48,982)	(45,867)	(142,944)	(142,398)
Net premiums and policy fees	35,431	39,088	106,390	116,362
Net investment income	7,909	7,043	22,231	20,100
Other income	35,818	37,472	104,726	109,686
Realized gains (losses)	—	(6)	—	(6)
Total operating revenues	79,158	83,597	233,347	246,142
BENEFITS AND EXPENSES
Benefits and settlement expenses	29,093	32,547	87,042	95,891
Amortization of DAC/VOBA	15,420	4,081	47,295	13,072
Other operating expenses	26,616	40,012	77,597	118,087
Total benefits and expenses	71,129	76,640	211,934	227,050
INCOME BEFORE INCOME TAX	8,029	6,957	21,413	19,092
Less: realized gains (losses)	—	(6)	—	(6)
PRE-TAX ADJUSTED OPERATING INCOME	$8,029	$6,963	$21,413	$19,098
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Sales(1)
Credit insurance	$2,978	$3,880	$9,387	$11,759
Service contracts	106,242	109,118	310,754	317,176
GAP	17,632	26,965	50,874	86,565
	$126,852	$139,963	$371,015	$415,500
Loss Ratios(2)
Credit insurance	30.1%	9.8%	26.8%	19.2%
Service contracts	63.0	65.8	60.0	64.7
GAP	132.5	121.8	132.0	120.5

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $8.0 million, representing an increase of $1.1 million, or 15.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Service contract earnings increased $1.3 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP and credit insurance product lines both decreased $0.1 million primarily due to lower volume and higher losses.

Net premiums and policy fees
Net premiums and policy fees decreased $3.7 million, or 9.4%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. GAP premiums decreased $4.0 million and credit insurance premiums decreased $0.4 million as a result of lower sales. This was partly offset by a small increase in service contract premiums of $0.8 million.
Other income
Other income decreased $1.7 million, or 4.4%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The change was primarily due to lower volume and the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Benefits and settlement expenses
Benefits and settlement expenses decreased $3.5 million, or 10.6%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. GAP claims decreased $3.7 million due to lower volume. Service contract claims decreased $0.1 million due to lower loss ratios. Credit insurance claims increased $0.4 million due to higher loss ratios.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA increased $11.3 million and other operating expenses decreased $13.4 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The changes were primarily due to the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Sales
Total segment sales decreased $13.1 million, or 9.4%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. GAP sales decreased $9.3 million due to discontinuing the relationship with a significant distribution partner. Service contract sales decreased $2.9 million due to lower volume resulting from the impact of previous price increases. Credit insurance sales decreased $0.9 million due to decreasing demand for the product.
For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $21.4 million, representing an increase of $2.3 million, or 12.1%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Service contract earnings increased $2.5 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP product line increased $0.3 million primarily due to lower expenses. Credit insurance earnings decreased $0.4 million primarily due to lower volume and higher losses.
Net premiums and policy fees
Net premiums and policy fees decreased $10.0 million, or 8.6%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. GAP premiums decreased $8.6 million and credit insurance premiums decreased $2.0 million as a result of lower sales. This was partly offset by a small increase in service contract premiums of $0.6 million.
Other income
Other income decreased $5.0 million, or 4.5%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The change was primarily due to lower volume and the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Benefits and settlement expenses
Benefits and settlement expenses decreased $8.8 million, or 9.2%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. GAP claims decreased $6.3 million due to lower volume. Service contract claims decreased $2.6 million due to lower loss ratios. Credit insurance claims increased $0.1 million due to higher loss ratios.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA increased $34.2 million and other operating expenses decreased $40.5 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The changes were primarily due to the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Sales
Total segment sales decreased $44.5 million, or 10.7%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. GAP sales decreased $35.7 million due to discontinuing the relationship with a significant distribution partner. Service contract sales decreased $6.4 million due to lower volume resulting from the impact of previous price increases. Credit insurance sales decreased $2.4 million due to decreasing demand for the product.

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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(48,982)	$(45,867)	$(142,944)	$(142,398)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(21,291)	(24,290)	(63,085)	(62,818)
Amortization of DAC/VOBA	(1,012)	(804)	(2,977)	(2,298)
Other operating expenses	133	(845)	(1,154)	(3,126)
Total benefits and expenses	(22,170)	(25,939)	(67,216)	(68,242)
NET IMPACT OF REINSURANCE(1)	$(26,812)	$(19,928)	$(75,728)	$(74,156)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
Reinsurance premiums ceded increased $3.1 million, or 6.8%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase was primarily due to an increase in ceded service contract premiums.
Benefits and settlement expenses ceded decreased $3.0 million, or 12.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease was primarily due to lower ceded losses in the GAP product line, as a result of Hurricane Harvey claims incurred in 2017 somewhat offset by higher ceded losses in the service contract line.
Amortization of DAC and VOBA ceded increased $0.2 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, as the result of changes in ceded activity in all product lines. Other operating expenses ceded decreased $1.0 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, as a result of changes in ceded activity in all product lines.
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
For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
Reinsurance premiums ceded increased $0.5 million, or 0.4%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in ceded service contract premiums offset by declines in ceded GAP and credit premiums.
Benefits and settlement expenses ceded increased $0.3 million, or 0.4%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase was due to higher ceded losses in the service contract product line offset by lower ceded losses in the GAP product line as a result of Hurricane Harvey claims incurred in 2017.
Amortization of DAC and VOBA ceded increased $0.7 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, as the result of changes in ceded activity in the service contract and credit product lines. Other operating expenses ceded decreased $2.0 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, as a result of changes in ceded activity in all product lines.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies’ profitability on business we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statement

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,014	$3,103	$9,171	$9,643
Reinsurance ceded	(3)	10	(31)	(72)
Net premiums and policy fees	3,011	3,113	9,140	9,571
Net investment income	57,719	51,988	176,948	157,482
Other income	733	480	2,884	2,757
Total operating revenues	61,463	55,581	188,972	169,810
Realized gains (losses) - investments	(1,667)	(2,232)	5,624	(6,430)
Realized gains (losses) - derivatives	(33)	37	(1,391)	(1,338)
Total revenues	59,763	53,386	193,205	162,042
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,452	4,261	12,635	11,074
Amortization of DAC/VOBA	—	—	—	—
Other operating expenses	76,948	78,190	234,750	226,202
Total benefits and expenses	81,400	82,451	247,385	237,276
INCOME (LOSS) BEFORE INCOME TAX	(21,637)	(29,065)	(54,180)	(75,234)
Less: realized gains (losses) - investments	(1,667)	(2,232)	5,624	(6,430)
Less: realized gains (losses) - derivatives	(33)	37	(1,391)	(1,338)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(19,937)	$(26,870)	$(58,413)	$(67,466)
For The Three Months Ended September 30, 2018, as compared to The Three Months Ended September 30, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $19.9 million for the three months ended September 30, 2018, as compared to a pre-tax adjusted operating loss of $26.9 million for the three months ended September 30, 2017. The decreased operating loss was primarily due to an increase in investment income due to higher invested asset balances and decreased interest and corporate overhead expenses.
Operating revenues
Net investment income for the segment increased $5.7 million, or 11.0%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase was primarily due to an increase in invested asset balances.
Total benefits and expenses
Total benefits and expenses decreased $1.1 million or 1.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to decreases in interest expense and corporate overhead expenses.
For The Nine Months Ended September 30, 2018, as compared to The Nine Months Ended September 30, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $58.4 million for the nine months ended September 30, 2018, as compared to a pre-tax adjusted operating loss of $67.5 million for the nine months ended September 30, 2017. The decreased operating loss was primarily due to an increase in investment income due to higher invested asset balances, partially offset by an increase in overhead expenses.

Operating revenues
Net investment income for the segment increased $19.5 million, or 12.4%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in invested asset balances.
Total benefits and expenses
Total benefits and expenses increased $10.1 million or 4.3%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to increases in interest expense and corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of September 30, 2018, our investment portfolio was approximately $66.6 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $49.9 billion, or 90.7%, of our fixed maturities as “available-for-sale” as of September 30, 2018. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.5 billion, or 4.5%, of our fixed maturities and $55.9 million of short-term investments as of September 30, 2018. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 4.8%, of our fixed maturities as “held-to-maturity” as of September 30, 2018. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	September 30, 2018		December 31, 2017
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2018 - $40,864,922; 2017 - $30,880,196)	$39,105,287	58.7%	$30,860,541	56.5%
Privately issued bonds (amortized cost: 2018 - $16,246,587; 2017 - $12,984,569)	15,839,478	23.8	12,939,997	23.7
Preferred stock (amortized cost: 2018 - $97,527; 2017 - $97,690)	90,304	0.1	94,418	0.1
Fixed maturities	55,035,069	82.6%	43,894,956	80.3%
Equity securities (cost: 2018 - $663,338; 2017 - $740,813)	662,880	1.0	754,360	1.4
Mortgage loans	7,572,349	11.4	6,817,723	12.5
Investment real estate	7,147	—	8,355	—
Policy loans	1,703,462	2.6	1,615,615	3.0
Other long-term investments	1,051,719	1.6	915,595	1.7
Short-term investments	532,053	0.8	615,210	1.1
Total investments	$66,564,679	100.0%	$54,621,814	100.0%
Included in the preceding table are $2.5 billion and $2.7 billion of fixed maturities and $55.9 million and $56.3 million of short-term investments classified as trading securities as of September 30, 2018 and December 31, 2017, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.7 billion and $2.7 billion of securities classified as held-to-maturity as of September 30, 2018 and December 31, 2017, respectively.

Fixed Maturity Investments
As of September 30, 2018, our fixed maturity investment holdings were approximately $55.0 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2018		December 31, 2017
	(Dollars In Thousands)
AAA	$6,666,135	12.1%	$5,740,115	13.1%
AA	6,220,422	11.3	3,577,512	8.2
A	17,970,336	32.6	13,969,721	31.8
BBB	19,677,646	35.8	15,752,970	35.9
Below investment grade	1,846,925	3.4	2,135,734	4.8
Not rated(1)	2,653,605	4.8	2,718,904	6.2
	$55,035,069	100.0%	$43,894,956	100.0%

(1) Our “not rated” securities are $2.7 billion or 4.8% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIEs”) and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2018	December 31, 2017
	(Dollars In Thousands)
Corporate securities	$38,591,577	$31,400,193
Residential mortgage-backed securities	3,669,142	2,586,906
Commercial mortgage-backed securities	2,398,174	2,036,626
Other asset-backed securities	1,565,905	1,387,646
U.S. government-related securities	1,639,060	1,250,486
Other government-related securities	572,611	351,207
States, municipals, and political subdivisions	3,854,691	2,068,570
Redeemable preferred stock	90,304	94,418
Securities issued by affiliates	2,653,605	2,718,904
Total fixed income portfolio	$55,035,069	$43,894,956

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of September 30, 2018	% Fair Value	As of December 31, 2017	% Fair Value
	(Dollars In Thousands)
Banking	$5,291,659	9.6%	$4,301,821	9.8%
Other finance	249,601	0.5	60,697	0.1
Electric utility	4,595,009	8.3	3,977,035	9.1
Energy	4,307,435	7.8	4,009,926	9.1
Natural gas	793,423	1.4	736,626	1.7
Insurance	4,000,538	7.3	3,689,572	8.4
Communications	2,172,038	3.9	1,691,391	3.9
Basic industrial	1,876,929	3.4	1,629,349	3.7
Consumer noncyclical	5,300,850	9.6	3,816,011	8.7
Consumer cyclical	1,827,971	3.3	1,232,991	2.8
Finance companies	205,512	0.4	162,673	0.4
Capital goods	2,748,746	5.0	1,910,950	4.4
Transportation	1,681,872	3.1	1,210,272	2.8
Other industrial	380,915	0.7	239,368	0.5
Brokerage	1,004,397	1.8	921,295	2.1
Technology	1,973,878	3.6	1,756,746	4.0
Real estate	218,351	0.4	82,125	0.2
Other utility	52,757	0.3	65,763	0.1
Commercial mortgage-backed securities	2,398,174	4.4	2,036,626	4.6
Other asset-backed securities	1,565,905	2.8	1,387,646	3.2
Residential mortgage-backed non-agency securities	2,830,950	5.1	1,861,883	4.2
Residential mortgage-backed agency securities	838,192	1.5	725,023	1.7
U.S. government-related securities	1,639,060	3.0	1,250,486	2.8
Other government-related securities	572,611	1.0	351,207	0.8
State, municipals, and political divisions	3,854,691	7.0	2,068,570	4.7
Securities issued by affiliates	2,653,605	4.8	2,718,904	6.2
Total	$55,035,069	100.0%	$43,894,956	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2018		December 31, 2017
	(Dollars In Thousands)
AAA	$291,123	11.8%	$355,719	13.4%
AA	300,647	12.2	277,984	10.4
A	873,677	35.3	911,490	34.2
BBB	830,729	33.6	890,101	33.4
Below investment grade	175,580	7.1	228,895	8.6
	$2,471,756	100.0%	$2,664,189	100.0%

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2018, were approximately $7.6 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,699.2	$2,775.2	$—	$—	$1,363.5	$1,407.6	$611.6	$610.8	$4,674.3	$4,793.6
AA	1.9	1.9	—	—	537.3	563.4	197.3	196.3	736.5	761.6
A	840.4	864.6	14.9	14.9	494.8	506.5	649.8	653.8	1,999.9	2,039.8
BBB	3.2	3.2	1.2	1.2	2.6	2.6	63.9	64.4	70.9	71.4
Below	25.2	25.2	83.1	83.1	—	—	43.3	43.2	151.6	151.5
	$3,569.9	$3,670.1	$99.2	$99.2	$2,398.2	$2,480.1	$1,565.9	$1,568.5	$7,633.2	$7,817.9

Rating %
AAA	75.6%	75.5%	—%	—%	56.9%	56.8%	39.0%	38.9%	61.3%	61.4%
AA	0.1	0.1	—	—	22.4	22.7	12.6	12.5	9.6	9.7
A	23.5	23.6	15.0	15.0	20.6	20.4	41.5	41.7	26.2	26.1
BBB	0.1	0.1	1.2	1.2	0.1	0.1	4.1	4.1	0.9	0.9
Below	0.7	0.7	83.8	83.8	—	—	2.8	2.8	2.0	1.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,122.3	$1,147.1	$99.2	$99.2	$1,509.9	$1,555.2	$815.7	$813.7	$3,547.1	$3,615.2
2015	576.9	591.4	—	—	283.2	291.1	61.3	61.4	921.4	943.9
2016	289.5	303.7	—	—	434.7	458.5	229.1	230.5	953.3	992.7
2017	659.8	691.4	—	—	97.7	102.3	387.9	390.7	1,145.4	1,184.4
2018	921.4	936.5	—	—	72.7	73.0	71.9	72.2	1,066.0	1,081.7
Total	$3,569.9	$3,670.1	$99.2	$99.2	$2,398.2	$2,480.1	$1,565.9	$1,568.5	$7,633.2	$7,817.9

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2017
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,264.2	$2,268.0	$—	$—	$1,258.2	$1,271.1	$591.5	$590.5	$4,113.9	$4,129.6
AA	1.4	1.4	—	—	522.9	533.6	158.5	150.1	682.8	685.1
A	1.1	1.1	15.9	15.9	252.2	253.9	512.9	508.6	782.1	779.5
BBB	1.5	1.5	1.5	1.5	3.3	3.3	50.2	49.6	56.5	55.9
Below	92.5	92.1	208.8	209.0	—	—	74.5	73.7	375.8	374.8
	$2,360.7	$2,364.1	$226.2	$226.4	$2,036.6	$2,061.9	$1,387.6	$1,372.5	$6,011.1	$6,024.9

Rating %
AAA	95.9%	95.9%	—%	—%	61.7%	61.6%	42.6%	43.0%	68.4%	68.5%
AA	0.1	0.1	—	—	25.7	25.9	11.4	10.9	11.4	11.4
A	—	—	7.0	7.0	12.4	12.3	37.0	37.1	13.0	12.9
BBB	0.1	0.1	0.6	0.6	0.2	0.2	3.6	3.6	0.9	0.9
Below	3.9	3.9	92.4	92.4	—	—	5.4	5.4	6.3	6.3
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$897.4	$898.8	$226.2	$226.4	$1,025.2	$1,039.4	$761.2	$752.4	$2,910.0	$2,917.0
2014	203.8	202.8	—	—	239.0	243.8	31.2	31.6	474.0	478.2
2015	456.4	458.4	—	—	213.7	211.9	29.4	28.7	699.5	699.0
2016	237.0	240.0	—	—	456.2	463.8	232.9	230.3	926.1	934.1
2017	566.1	564.1	—	—	102.5	103.0	332.9	329.5	1,001.5	996.6
Total	$2,360.7	$2,364.1	$226.2	$226.4	$2,036.6	$2,061.9	$1,387.6	$1,372.5	$6,011.1	$6,024.9

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of September 30, 2018, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 13.77 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2018:

Weighted-Average
Non-agency portfolio	Life
Prime	13.82
Alt-A	4.31
Sub-prime	3.17
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2018, our mortgage loan holdings were approximately $7.6 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 11 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2018, assuming the loans are called at their next call dates, approximately $80.7 million of principal would become due for the remainder of 2018, $933.4 million in 2019 through 2023, $91.8 million in 2024 through 2028, and $1.9 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2018 and December 31, 2017, approximately $757.0 million and $669.3 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2018 and 2017, we recognized $9.5 million, $22.0 million, $14.2 million, and $25.7 million, respectively, of participating mortgage loan income.
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2018, there was an allowance for mortgage loan credit loss of $1.5 million and as of December 31, 2017, there was no allowance for mortgage loan credit losses. While our mortgage loans do not have quoted market values, as of September 30, 2018, we estimated the fair value of our mortgage loans to be $7.3 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 3.13% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of September 30, 2018, $3.0 million of the Company’s invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the nine months ended September 30, 2018, we recognized one troubled debt restructuring as a result of granting a concession to a borrower which included loan terms unavailable from other lenders. This concession was the result of an agreement between the creditor and the debtor, and we did not identify any loans whose principal was permanently impaired.
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of September 30, 2018, the Company held $3.0 million of mortgage loans not subject to a pooling and servicing agreement that were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the nine months ended September 30, 2018.
As of September 30, 2018, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the nine months ended September 30, 2018.
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
Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2018, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $2.2 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of September 30, 2018, and an overall net unrealized gain of $36.0 million as of December 31, 2017.

For fixed maturity securities held that are in an unrealized loss position as of September 30, 2018, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$12,288,063	28.5%	$12,492,886	27.5%	$(204,823)	8.6%
>90 days but <= 180 days	4,452,728	10.3	4,599,552	10.1	(146,824)	6.2
>180 days but <= 270 days	8,210,371	19.1	8,646,353	19.0	(435,982)	18.4
>270 days but <= 1 year	4,919,900	11.4	5,123,821	11.3	(203,921)	8.6
>1 year but <= 2 years	5,810,729	13.5	6,251,848	13.7	(441,119)	18.6
>2 years but <= 3 years	658,072	1.5	731,385	1.6	(73,313)	3.1
>3 years but <= 4 years	6,758,086	15.7	7,622,815	16.8	(864,729)	36.5
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$43,097,949	100.0%	$45,468,660	100.0%	$(2,370,711)	100.0%
The range of maturity dates for securities in an unrealized loss position as of September 30, 2018, varies, with 20.6% maturing in less than 5 years, 18.4% maturing between 5 and 10 years, and 61.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2018:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$26,377,955	61.2%	$27,634,843	60.8%	$(1,256,888)	53.0%
BBB	15,795,450	36.7	16,812,397	37.0	(1,016,947)	42.9
Investment grade	42,173,405	97.9%	44,447,240	97.8%	(2,273,835)	95.9%
BB	606,890	1.4	658,511	1.4	(51,621)	2.1
B	192,470	0.4	222,174	0.5	(29,704)	1.3
CCC or lower	125,184	0.3	140,735	0.3	(15,551)	0.7
Below investment grade	924,544	2.1%	1,021,420	2.2%	(96,876)	4.1%
Total	$43,097,949	100.0%	$45,468,660	100.0%	$(2,370,711)	100.0%
As of September 30, 2018, the Barclays Investment Grade Index was priced at 101.8 bps versus a 10 year average of 164.9 bps. Similarly, the Barclays High Yield Index was priced at 333.5 bps versus a 10 year average of 620.7 bps. As of September 30, 2018, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 3.0%, 3.1%, and 3.2%, as compared to 10 year averages of 1.6%, 2.5%, and 3.3%, respectively.
As of September 30, 2018, 95.9% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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

As of September 30, 2018, there were estimated gross unrealized losses of $0.3 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of September 30, 2018, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.
As of September 30, 2018, we held a total of 4,367 positions that were in an unrealized loss position. Included in that amount were 160 positions of below investment grade securities with a fair value of $924.5 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $96.9 million, $75.1 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.4% of invested assets.
As of September 30, 2018, securities in an unrealized loss position that were rated as below investment grade represented 2.1% of the total fair value and 4.1% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2018:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$78,161	8.5%	$79,783	7.8%	$(1,622)	1.7%
>90 days but <= 180 days	159,432	17.2	163,588	16.0	(4,156)	4.3
>180 days but <= 270 days	108,841	11.8	113,244	11.1	(4,403)	4.5
>270 days but <= 1 year	144,924	15.7	156,557	15.3	(11,633)	12.0
>1 year but <= 2 years	47,378	5.1	55,129	5.4	(7,751)	8.0
>2 years but <= 3 years	22,560	2.4	25,626	2.5	(3,066)	3.2
>3 years but <= 4 years	363,248	39.3	427,493	41.9	(64,245)	66.3
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$924,544	100.0%	$1,021,420	100.0%	$(96,876)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2018, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$4,288,394	10.0%	$4,441,327	9.8%	$(152,933)	6.5%
Other finance	188,468	0.4	194,528	0.4	(6,060)	0.3
Electric utility	4,231,718	9.8	4,589,511	10.1	(357,793)	14.9
Energy	2,944,126	6.8	3,100,929	6.8	(156,803)	6.6
Natural gas	752,141	1.7	815,649	1.8	(63,508)	2.7
Insurance	3,406,174	7.9	3,642,084	8.0	(235,910)	10.0
Communications	1,818,946	4.2	1,976,716	4.3	(157,770)	6.7
Basic industrial	1,411,472	3.3	1,495,431	3.3	(83,959)	3.5
Consumer noncyclical	4,468,834	10.4	4,762,867	10.5	(294,033)	12.4
Consumer cyclical	1,473,057	3.4	1,555,738	3.4	(82,681)	3.5
Finance companies	110,197	0.3	115,677	0.3	(5,480)	0.2
Capital goods	2,467,027	5.7	2,594,789	5.7	(127,762)	5.4
Transportation	1,541,111	3.6	1,623,942	3.6	(82,831)	3.5
Other industrial	335,588	0.8	353,691	0.8	(18,103)	0.8
Brokerage	767,963	1.8	805,167	1.8	(37,204)	1.6
Technology	1,297,704	3.0	1,362,698	3.0	(64,994)	2.7
Real estate	131,481	0.3	133,696	0.3	(2,215)	0.1
Other utility	52,760	0.1	54,615	—	(1,855)	—
Commercial mortgage-backed securities	2,199,956	5.1	2,282,019	5.0	(82,063)	3.5
Other asset-backed securities	771,803	1.8	788,185	1.7	(16,382)	0.7
Residential mortgage-backed non-agency securities	2,504,841	5.8	2,585,397	5.7	(80,556)	3.4
Residential mortgage-backed agency securities	734,473	1.7	759,867	1.7	(25,394)	1.1
U.S. government-related securities	1,564,389	3.6	1,637,196	3.6	(72,807)	3.1
Other government-related securities	367,991	0.9	389,679	0.9	(21,688)	0.9
States, municipals, and political divisions	3,267,335	7.6	3,407,262	7.5	(139,927)	5.9
Total	$43,097,949	100.0%	$45,468,660	100.0%	$(2,370,711)	100.0%

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2018:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$6,375,012	12.8%
AA	5,919,775	11.9
A	17,096,659	34.3
BBB	18,846,917	37.7
Investment grade	48,238,363	96.7
BB	1,202,041	2.4
B	283,471	0.6
CCC or lower	185,833	0.3
Below investment grade	1,671,345	3.3
Total	$49,909,708	100.0%
Not included in the table above are $2.3 billion of investment grade and $175.6 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2018. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of September 30, 2018:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
AT&T Inc.	$325.5	$—	$325.5
Federal Home Loan Bank	320.2	—	320.2
Wells Fargo & Co.	258.3	0.7	259.0
Berkshire Hathaway	254.4	—	254.4
Duke Energy Corp.	245.4	—	245.4
Morgan Stanley	236.3	—	236.3
Goldman Sachs Group Inc.	226.7	—	226.7
Bank of America Corp.	224.6	1.7	226.3
JPMorgan Chase & Co.	217.2	7.7	224.9
Exelon Corp.	223.0	—	223.0
Total	$2,531.6	$10.1	$2,541.7
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the nine months ended September 30, 2018, we recognized approximately $3.7 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2018. As of September 30, 2018, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$771.1	$935.3	$1,706.4
France	301.3	392.9	694.2
Netherlands	301.0	271.5	572.5
Germany	114.7	387.3	502.0
Switzerland	296.7	199.2	495.9
Spain	50.6	262.9	313.5
Belgium	—	185.5	185.5
Norway	4.0	135.6	139.6
Ireland	40.2	85.9	126.1
Italy	9.9	113.9	123.8
Finland	110.6	—	110.6
Luxembourg	—	69.1	69.1
Sweden	40.9	15.3	56.2
Denmark	31.1	—	31.1
Portugal	—	22.8	22.8
Austria	—	11.9	11.9
Total securities	2,072.1	3,089.1	5,161.2
Derivatives:
Germany	19.1	—	19.1
United Kingdom	18.3	—	18.3
Switzerland	3.0	—	3.0
France	2.7	—	2.7
Total derivatives	43.1	—	43.1
Total securities	$2,115.2	$3,089.1	$5,204.3

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Fixed maturity gains - sales	$3,410	$1,933	$21,596	$14,968
Fixed maturity losses - sales	(5,428)	(891)	(15,292)	(4,486)
Equity gains and losses	(6,638)	(352)	(16,466)	(1,398)
Impairments on fixed maturity securities	(14)	—	(3,664)	(2,630)
Impairments on equity securities	—	(273)	—	(8,259)
Modco trading portfolio	(10,901)	19,399	(148,427)	93,181
Other	(312)	(1,939)	1,519	(7,557)
Total realized gains (losses) - investments	$(19,883)	$17,877	$(160,734)	$83,819
Derivatives related to VA contracts:
Interest rate futures	$2,111	$549	$(13,229)	$16,746
Equity futures	(5,733)	(25,959)	(23,025)	(75,389)
Currency futures	3,410	(6,092)	7,890	(22,366)
Equity options	(21,206)	(23,307)	(47,406)	(76,376)
Interest rate swaptions	—	(292)	(14)	(2,423)
Interest rate swaps	(41,288)	5,342	(131,147)	31,331
Total return swaps	(32,343)	(8,057)	(35,908)	(9,675)
Embedded derivative - GLWB	57,706	740	149,552	(15,904)
Total derivatives related to VA contracts	(37,343)	(57,076)	(93,287)	(154,056)
Derivatives related to FIA contracts:
Embedded derivative	(14,360)	(18,606)	(7,957)	(40,351)
Equity futures	(388)	66	(716)	161
Equity options	18,474	11,242	21,203	29,511
Total derivatives related to FIA contracts	3,726	(7,298)	12,530	(10,679)
Derivatives related to IUL contracts:
Embedded derivative	(9,535)	(297)	(877)	(10,958)
Equity futures	(1)	58	135	(878)
Equity options	4,928	1,975	5,764	6,437
Total derivatives related to IUL contracts	(4,608)	1,736	5,022	(5,399)
Embedded derivative - Modco reinsurance treaties	10,811	(19,746)	138,652	(90,314)
Other derivatives	(51)	43	(58)	41
Total realized gains (losses) - derivatives	$(27,465)	$(82,341)	$62,859	$(260,407)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and nine months ended September 30, 2018, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Alt-A MBS	$—	$—	$—	$—
Other MBS	14	6	50	44
Corporate securities	—	—	3,614	7,948
Equities	—	—	—	2,630
Other	—	267	—	267
Total	$14	$273	$3,664	$10,889
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2018, we sold securities in an unrealized loss position with a fair value of $380.5 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$286,478	75.3%	$(6,509)	42.5%
>90 days but <= 180 days	67,310	17.7	(6,812)	44.5
>180 days but <= 270 days	1,582	0.4	(102)	0.7
>270 days but <= 1 year	1,843	0.5	(73)	0.5
>1 year	23,280	6.1	(1,796)	11.8
Total	$380,493	100.0%	$(15,292)	100.0%
     For the three and nine months ended September 30, 2018, we sold securities in an unrealized loss position with a fair value (proceeds) of $122.3 million and $380.5 million. The losses realized on the sale of these securities were $5.4 million and $15.3 million. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three and nine months ended September 30, 2018, we sold securities in an unrealized gain position with a fair value of $306.6 million and $914.9 million. The gains realized on the sale of these securities were $3.4 million and $21.6 million.
The $0.3 million of other realized losses recognized for the three months ended September 30, 2018, included $0.5 million of realized losses associated with our mortgage loan portfolio and partnership gains of $0.2 million, respectively.
The $1.5 million of other realized gains recognized for the nine months ended September 30, 2018, included $1.9 million of realized gains associated with our mortgage loan portfolio, partnership gains of $0.3 million, fixed asset losses of $0.1 million, and real estate losses of $0.6 million, respectively.
For the three and nine months ended September 30, 2018, net losses of $10.9 million and $148.4 million, primarily related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of the $148.4 million for the nine months ended September 30, 2018, approximately $8.3 million of losses were realized through the sale of certain securities, which will be returned to us from our reinsurance partners over time through the reinsurance settlement process for this block of business.
The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $10.8 million and $138.7 million, during the three and nine months ended September 30, 2018. The gains during the three months ended September 30, 2018, were due to credit spreads tightening which were more than offset by treasury yields increasing. The gains for the nine months ended September 30, 2018, were due to credit spreads widening and treasury yields increasing.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and nine months ended September 30, 2018, we experienced net realized losses on derivatives related to VA contracts of approximately $37.3 million and $93.3 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, unlocking of assumptions, and variations in actual sub-account fund performance from the indices included in our hedging program during the three and nine months ended September 30, 2018.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three and nine months ended September 30, 2018, these contracts generated losses of $0.1 million.
LIQUIDITY AND CAPITAL RESOURCES
The Holding Company
Overview
Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We expect to use a portion of our positive cash flow from operations to pay dividends to our parent, Dai-ichi Life. We paid a $140.0 million dividend during the nine months ended September 30, 2018, and do not expect to pay a dividend for the remainder of 2018.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2018. There was no outstanding balance as of September 30, 2018.
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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of September 30, 2018, our total cash and invested assets were $66.8 billion. The life insurance subsidiaries were committed as of September 30, 2018, to fund mortgage loans in the amount of $825.6 million.
Our positive cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations.

The holding company held $146.5 million of cash and short-term investments, and our subsidiaries held approximately $527.8 million in cash and short-term investments as of September 30, 2018.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Nine Months Ended September 30,
	2018	2017
	(Dollars In Thousands)
Net cash used in provided by operating activities	$(201,414)	$(7,762)
Net cash provided by (used in) investing activities	(1,516,715)	(1,948,618)
Net cash provided by financing activities	1,660,279	1,865,760
Total	$(57,850)	$(90,620)
For The Nine Months Ended September 30, 2018 as compared to the Nine Months Ended September 30, 2017
Net cash (used in) provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows, it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash provided by (used in) investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $503.3 million of outflows from secured financing liabilities for the nine months ended September 30, 2018, as compared to the $198.2 million of outflows for the nine months ended September 30, 2017 and $2.1 billion inflows of investment product and universal life net activity as compared to $2.2 billion in the prior year. Net activity related to the Credit Facility resulted in inflows of $317.1 million for the nine months ended September 30, 2018, as compared to $40.9 million of inflows for nine months ended September 30, 2017. Net repayment of non-recourse funding obligations equaled $100.0 million during the nine months ended September 30, 2018, as compared to $36.0 million during the nine months ended September 30, 2017. The Company paid a dividend during the nine month period ended September 30, 2018 of $140.0 million, as compared to a dividend of $143.8 million during the nine months ended September 30, 2017.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2018, we had $550.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2018, the fair value of securities pledged under the repurchase program was $457.5 million and the repurchase obligation of $417.1 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 223 basis points). During the nine months ended September 30, 2018, the maximum balance outstanding at any one point in time related to these programs was $427.5 million. The average daily balance was $225.9 million (at an average borrowing rate of 208 basis points) during the nine months ended September 30, 2018. As of December 31, 2017, the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 142 basis points). During 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of September 30, 2018, securities with a market value of $92.0 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for its obligation to return the collateral. As of September 30, 2018, the fair value of the collateral related to this program was $97.3 million and we have an obligation to return $97.3 million of collateral to the securities borrowers.
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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2018, we ceded premiums to third party reinsurers amounting to $269.3 million and $1.0 billion, respectively. In addition, we had receivables from reinsurers amounting to $4.8 billion as of September 30, 2018. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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
The NAIC has adopted Actuarial Guideline XLVIII (“AG48”) and the substantially similar “Term and Universal Life Insurance Reserve Financing Model Regulation” (the “Reserve Model”) which establish national standards for new reserve financing arrangements for term life insurance and universal life insurance with secondary guarantees. AG48 and the Reserve Model govern collateral requirements for captive reinsurance arrangements. In order to obtain reserve credit, AG48 and the Reserve Model require a minimum level of funds, consisting of primary and other securities, to be held by or on behalf of ceding insurers as security under each captive life reinsurance treaty. As a result of AG48 and the Reserve Model, the implementation of new captive structures in the future may be less capital efficient, lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. In some circumstances, AG48 and the Reserve Model could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

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

We maintain an intercompany capital support agreement with Shades Creek that provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of September 30, 2018, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
As of September 30, 2018, we had policy liabilities and accruals of approximately $42.9 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.47%.
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
As of September 30, 2018, we carried a $6.7 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,530,675	$62,759	$467,747	$66,517	$933,652
Non-recourse funding obligations(2)	4,389,587	281,364	647,474	628,193	2,832,556
Subordinated debt(3)	1,592,258	30,655	61,310	61,310	1,438,983
Stable value products(4)	5,500,754	1,453,493	3,210,755	697,764	138,742
Operating leases(5)	25,445	5,739	7,354	6,180	6,172
Home office lease(6)	75,915	75,915	—	—	—
Mortgage loan and investment commitments	959,446	854,676	104,770	—	—
Secured financing liabilities(7)	514,495	514,495	—	—	—
Policyholder obligations(8)	56,479,119	11,950,755	5,144,914	5,446,220	33,937,230
Total(9)	$71,067,694	$15,229,851	$9,644,324	$6,906,184	$39,287,335

(1) Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2) Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.7 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.6 billion relates to the Golden Gate transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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
     In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2018, we had outstanding mortgage loan commitments of $825.6 million at an average rate of 4.4%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of September 30, 2018, and December 31, 2017:

Credited Rate Summary
As of September 30, 2018

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,394	$1,316	$2,027	$5,737
>3% - 4%	4,537	928	506	5,971
>4% - 5%	2,463	433	1	2,897
>5% - 6%	190	—	—	190
Subtotal	9,584	2,677	2,534	14,795
Fixed Annuities
1%	$425	$561	$2,339	$3,325
>1% - 2%	397	184	783	1,364
>2% - 3%	1,760	81	3	1,844
>3% - 4%	266	4	—	270
>4% - 5%	262	—	—	262
>5% - 6%	2	—	—	2
Subtotal	3,112	830	3,125	7,067
Total	$12,696	$3,507	$5,659	$21,862

Percentage of Total	58%	16%	26%	100%

Credited Rate Summary
As of December 31, 2017

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$206	$1,252	$2,006	$3,464
>3% - 4%	4,146	993	8	5,147
>4% - 5%	1,987	13	1	2,001
>5% - 6%	199	—	—	199
Subtotal	6,538	2,258	2,015	10,811
Fixed Annuities
1%	$571	$239	$540	$1,350
>1% - 2%	473	331	70	874
>2% - 3%	1,897	63	4	1,964
>3% - 4%	254	—	—	254
>4% - 5%	271	—	—	271
>5% - 6%	2	—	—	2
Subtotal	3,468	633	614	4,715
Total	$10,006	$2,891	$2,629	$15,526

Percentage of Total	64%	19%	17%	100%

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
In conducting our evaluation of the effectiveness of internal control over financial reporting as of September 30, 2018, the Company has excluded the internal controls relating to the administrative systems and processes being provided by third parties for the Liberty Life Assurance Company of Boston (Liberty) block of business reinsured from Liberty. As of September 30, 2018, the Company is in the process of, but has not completed its own evaluation of the design and operation of the internal controls relating to the administrative systems and processes, including those currently being provided by third parties, for the Liberty business. For the nine months ended September 30, 2018, Liberty Business represented revenues and income before income tax of $360.9 million and $33.7 million, of the Company’s consolidated income before income tax.

(b)    Changes in internal control over financial reporting

During the second quarter of 2018, the Company began the conversion and integration of administrative processing into its internal controls over financial reporting for the Liberty block of business. The conversion to the Company’s operating environment was in process as of September 30, 2018.

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II
Item 1.    Legal Proceedings
See Note 12, Commitments and Contingencies, to the Notes to Consolidated Condensed Financial Statements included in this report.

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

The use of derivative financial instruments by the Company generally to hedge various risks that impact GAAP earnings may have an adverse impact on the level of statutory capital and risk-based capital ratios because earnings are recognized differently under GAAP and statutory accounting methods.

The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The derivative financial instruments used by the Company in its risk management strategy may not be properly designed, may not be properly implemented as designed and/or may be insufficient to hedge the risks in relation to the Company’s obligations.

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

The Company may be required to establish a valuation allowance against its deferred tax assets, which could have a material adverse effect on the Company’s results of operations, financial condition, and capital position.

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

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $4.6 million and $5.0 million as of September 30, 2018 and December 31, 2017, respectively, related to state operating loss carryforwards which are more likely than not to expire unutilized. If future events differ from the Company’s current forecasts, an additional valuation allowance may need to be established, which could have a material adverse effect on the Company’s results of operations, financial condition, or capital position.

The Company could be adversely affected by an inability to access FHLB lending.

Certain subsidiaries of the Company are members of the Federal Home Loan Bank (the “FHLB”) of Cincinnati and the FHLB of New York. Membership provides these Company subsidiaries with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. The extent to which these services are available could be impacted by legislative or regulatory action at the state or federal level. It is unclear at this time whether or to what extent additional or new legislation or regulatory action regarding continued access to FHLB financial services will be enacted or adopted. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

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

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the National Association of Insurance Commissioners (the “NAIC”) risk-based capital formulas. Most of these factors are outside of the Company’s control.

At its June 2018 meeting, the NAIC’s Capital Adequacy Task Force adopted a change to the formulas used to calculate risk-based capital to reflect the lower federal corporate income tax rate. The NAIC’s risk-based capital formulas now employ a tax factor of 21%, instead of 35%. This change will have a one-time lowering effect on the risk-based capital ratios of the Company and its subsidiaries when it becomes effective at the end of 2018.
Another proposed change to the NAIC’s risk-based capital formula that is currently under consideration would update the factors used to calculate required capital for bonds. While the extent and timing of this change is unknown, if adopted, the revision would likely increase the Company’s required capital and decrease the statutory risk-based capital ratios of the Company and its subsidiaries.

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

Although some NAIC pronouncements, particularly as they affect accounting, reserving and risk-based capital issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of a non-domiciliary state. Neither the action of the non-domiciliary state nor the action of the NAIC is binding on a domiciliary state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting or actuarial issue may result in non-compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, interpretations, and instructions may be applied with retroactive impact, particularly in areas such as accounting, reserve and risk-based capital requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

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

The NAIC has adopted Actuarial Guideline XLVIII (“AG48”) and the substantially similar “Term and Universal Life Insurance Reserve Financing Model Regulation” (the “Reserve Model”) which establish national standards for new reserve financing arrangements for term life insurance and universal life insurance with secondary guarantees. AG48 and the Reserve Model govern collateral requirements for captive reinsurance arrangements. In order to obtain reserve credit, AG48 and the Reserve Model require a minimum level of funds, consisting of primary and other securities, to be held by or on behalf of ceding insurers as security under each captive life reinsurance treaty. As a result of AG48 and the Reserve Model, the implementation of new captive structures in the future may be less capital efficient, lead to lower product returns and/or increased product pricing, or result in reduced sales of certain products. In some circumstances, AG48 and the Reserve Model could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

The Financial Condition (E) Committee of the NAIC has adopted a framework for changes to current rules and regulations applicable to the determination of variable annuity reserves and risk-based capital. The changes are intended to decrease incentives for insurers to establish variable annuities captives and will apply to both in-force and new business. The new rules and regulations will likely have a 2020 effective date and an optional 3- to 7-year transition period from current rules and regulations, beginning on the effective date. The changes could adversely affect our future financial condition and results of operations.

The NAIC adopted revisions to the Part A Laws and Regulations Preamble (the “Preamble”) of the NAIC Financial Regulation Standards and Accreditation Program that includes within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition subjects certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Although we do not expect the revised definition to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application will likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause us to recapture business from and unwind our existing variable annuity captive (“VA Captive”).

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

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation or regulations have been enacted in numerous states that are similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act, if adopted by any state, imposes new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

The Uniform Laws Commission has adopted revisions to the Uniform Unclaimed Property Act in a manner likely to impact state unclaimed property laws and requirements, though it is not clear at this time to what extent or whether requirements will conflict with otherwise imposed search requirements. Other life insurance industry associations and regulatory associations are also considering these matters. Certain states have amended or may amend their unclaimed property laws to require insurers to compare in-force and certain terminated life insurance policies, annuity contracts, and retained asset accounts against a Death Database, to investigate potential matches to determine whether the named insured is deceased, to attempt to locate and pay beneficiaries any unclaimed benefits required to be paid, and, if no beneficiary can be located, to escheat policy benefits to the appropriate state as unclaimed property. The enactment of such unclaimed property laws may require the Company to incur significant expenses, including benefits with respect to terminated policies for which no reserves are currently held and unanticipated operational expenses. Any of the foregoing could have a material adverse effect on the Company’s financial condition and results of operations.

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

Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial condition and/or results of operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices or related audits and examinations. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition and/or results of operations.

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

New and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities or life insurance products may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations.

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

The NAIC is considering revisions to the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, could impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. These standards vary widely in scope, applicability and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company’s products are sold.

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

The Company’s ability to enter into certain transactions is influenced by how such a transaction might affect Dai-ichi Life’s taxation in Japan.

Changes to tax law, such as the effect of the Tax Cuts and Jobs Act (the “Tax Reform Act”) which was enacted on December 22, 2017, or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

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

The Company is subject to corporate income, excise, franchise, and premium taxes. Federal tax law provides certain benefits to the Company, such as the dividends-received deduction, the deferral of current taxation on derivatives’ and securities’ economic income and the current deduction for future policy benefits and claims. The Tax Reform Act will require the Company to report higher amounts of taxable income both currently and in the future. However, the legislation also significantly reduced the corporate income tax rate. Overall, the Company expects to pay less income tax in the future.

The Company’s mid-2005 transition from relying on reinsurance for newly-written traditional life products to reinsuring some of these products’ reserves into its captive insurance companies resulted in a net reduction in its current taxes, offset by an increase in its deferred taxes. The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The Tax Reform Act, with its overall lower tax rate, has decreased the economic tax benefit associated with these products. Ultimately, the profitability and competitive position of these products is dependent on the Company’s ability to continue deducting its provision for future policy benefits and claims and the Company’s ability to generate taxable income.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2018, the Company sold no equity securities in transactions which were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer
During the quarter ended September 30, 2018, 100% of the Company’s common stock was owned by Dai-ichi Life Holdings, Inc., and was not available for repurchase by the Company.

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
4(a)*
Senior Indenture, dated June 1, 1994, between Protective Life Corporation and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, incorporated by reference to Exhibit 4(c)(1) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 2, 2018 (No. 001-11339).

4(b)*
Supplemental Indenture No. 15, dated as of August 23, 2018, between Protective Life Corporation and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, supplementing the Senior Indenture dated June 1, 1994, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed August 24, 2018 (No. 001-11339).

4(c)*	Form of 4.300% Senior Note due 2028 (included in Exhibit 4(b), above).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended September 30, 2018, filed on November 9, 2018, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*	Incorporated by Reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: November 9, 2018	By:	/s/ PAUL R. WELLS

Paul R. Wells
Senior Vice President, Chief Accounting Officer, and
Controller