Form 10-K
period 2018-12-31
PROTECTIVE LIFE CORP
filed 2019-03-05
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

Registrant’s telephone number, including area code: (205) 268-1000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2018: None ($0)

Number of shares of Common Stock, $0.01 Par Value, outstanding as of February 1, 2019: 1,000

Documents Incorporated by Reference: None

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2018

PART I
Item 1.    Business
Protective Life Corporation (the “Company”), is a holding company headquartered in Birmingham, Alabama, with subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Corporation and its subsidiaries.
On February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), acquired 100% of the Company’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity (the “Merger”). As a result of the Merger, the Company is a direct, wholly owned subsidiary of Dai-ichi Life.
The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional reporting segment referred to as Corporate and Other which consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above (including interest on certain corporate debt). This segment also includes earnings from several non-strategic or runoff lines of business, financing and investment-related transactions, and the operations of several small subsidiaries. The Company periodically evaluates its operating segments and makes adjustments to our segment reporting as needed.
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
The following table presents the Life Marketing segment’s sales as defined above:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2018	$168
2017	172
2016	170
For the period of February 1, 2015 to December 31, 2015	144

Predecessor Company
Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$12
For the year ended December 31, 2014	130

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
On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed the acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of PLICO, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price. Other than cash received as part of the acquired Liberty investment portfolio as reflected in “amounts received from reinsurance transaction” in the Consolidated Statement of Cash Flows and as reflected in the table below, this was a non-cash transaction.

All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.
On January 23, 2019, PLICO entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which PLICO will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”). Pursuant to the GWL&A Master Transaction Agreement, PLICO and PLAIC will enter into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the Reinsurance Agreements, the Sellers will cede to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. To support its obligations under the Reinsurance Agreements, PLICO will establish trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC will establish a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by the Company.
The Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the Reinsurance Agreements and related ancillary documents. The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties and covenants.

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

The Company’s fixed annuities include indexed annuities, single premium deferred annuities, and single premium immediate annuities. The Company’s fixed annuities also include modified guaranteed annuities which guarantee an interest rate for a fixed period. Contract values for these annuities are “market-value adjusted” upon surrender prior to maturity. In certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates.
The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed annuity and VA sales:

Successor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2018	$2,140	$298	$2,438
2017	1,131	426	1,557
2016	727	593	1,320
For the period of February 1, 2015 to December 31, 2015	566	1,096	1,662

Predecessor Company
	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$28	$59	$87
For the year ended December 31, 2014	831	953	1,784
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
The following table presents Stable Value Products sales:

Successor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2018	$89	$1,250	$1,339
2017	116	1,650	1,766
2016	190	1,667	1,857
For the period of February 1, 2015 to December 31, 2015	115	699	814

Predecessor Company
	GICs	Funding Agreements	Total
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$—	$—	$—
For the year ended December 31, 2014	42	50	92

Asset Protection
The Asset Protection segment markets extended service contracts, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The segment’s products are primarily marketed through a national network of approximately 8,500 automobile, marine, RV, and powersports dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.
The following table presents the insurance and related product sales measured by the amount of single premiums and fees received:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2018	$482
2017	584
2016	504
For the period of February 1, 2015 to December 31, 2015	482

Predecessor Company
Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$37
For the year ended December 31, 2014	487
In 2018, all of the segment’s sales were through the automobile, RV, marine, and powersports dealer distribution channel and approximately 83.7% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.
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

Investments
As of December 31, 2018 (Successor Company), the Company’s investment portfolio was approximately $66.1 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. On February 1, 2015, immediately before the Merger, the fair value of the Company’s investment portfolio was significantly above the carrying value primarily due to low market interest rates. As a result of purchase accounting applied as of February 1, 2015, the carrying value of the Company’s investment portfolio was adjusted to fair value which resulted in a drop in the overall yield of the Company’s investment portfolio for the successor period. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 5, Investment Operations, and Note 7, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table presents the investment results from continuing operations of the Company:

Successor Company
				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
For The Year Ended December 31, 2018	$66,936,764	$2,483,750	3.9%	$60,988	$(253,373)
For The Year Ended December 31, 2017	55,370,926	2,051,588	3.8	(305,828)	109,686
For The Year Ended December 31, 2016	51,526,733	1,942,456	3.8	(40,288)	72,911
February 1, 2015 to December 31, 2015	46,040,220	1,632,948	3.5	29,997	(193,879)

Predecessor Company
		Realized Investment Gains (Losses)
For The Period of	Net Investment Income	Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
January 1, 2015 to January 31, 2015	$175,180	$(123,274)	$80,672

Predecessor Company
				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
For The Year Ended December 31,		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2014	$46,531,371	$2,197,724	4.7%	$(346,878)	$198,127

Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2018 (Successor Company), the Company’s mortgage loan holdings were approximately $7.7 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company’s investment in mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Mortgage Loans to the consolidated financial statements included herein.
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
The Company’s ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, the Company’s acquisitions strategy or competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the financial strength ratings of the Company’s insurance subsidiaries, including as a result of the Company’s status as a subsidiary of Dai-ichi Life.
Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company’s securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company’s access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral. The rating organizations may take various actions, positive or negative, with respect to the Company’s debt ratings.

Life Insurance In-Force
The following table presents life insurance sales by face amount and life insurance in-force:

	Successor Company				Predecessor Company
	For The Year Ended December 31,			February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
	2018	2017	2016			2014
	(Dollars In Thousands)				(Dollars In Thousands)
New Business Written
Life Marketing	$59,716,949	$52,154,590	$48,654,140	$37,677,352	$3,425,214	$35,967,402
Asset Protection	373,765	483,299	646,225	641,794	58,345	878,671
Total	$60,090,714	$52,637,889	$49,300,365	$38,319,146	$3,483,559	$36,846,073

	Successor Company				Predecessor Company
	As of December 31,				As of December 31,
	2018	2017	2016	2015	2014
		(Dollars In Thousands)			(Dollars In Thousands)
Business Acquired Acquisitions	$31,127,401	$—	$83,285,951	$—	$—
Insurance In-Force at End of Year(1)
Life Marketing	$641,004,417	$613,752,209	$590,021,218	$565,858,830	$546,994,786
Acquisitions	259,168,414	246,499,115	263,771,251	199,482,477	215,223,031
Asset Protection	1,220,801	1,466,334	1,721,641	1,910,691	2,055,873
Total	$901,393,632	$861,717,658	$855,514,110	$767,251,998	$764,273,690

(1)
Reinsurance assumed has been included, reinsurance ceded (Successor 2018 - $302,149,614; 2017 - $328,377,398; 2016 - $348,994,650; 2015 - $368,142,294); (Predecessor 2014 - $388,890,060) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Successor Company
As of December 31,	Ratio of Voluntary Termination
2018	5.1%
2017	4.5
2016	4.9
2015	4.2

Predecessor Company
As of December 31,	Ratio of Voluntary Termination
2014	4.7%

Investment Products In-Force
The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

Successor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2018	$5,234,731	$13,720,081	$12,288,919
2017	4,698,371	10,921,190	13,956,071
2016	3,501,636	10,642,115	13,244,252
2015	2,131,822	10,719,862	12,829,188

Predecessor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2014	$1,959,488	$10,724,849	$13,383,309

Underwriting
The underwriting policies of the Company’s insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application, and in some cases, third party medical information providers, inspection reports, credit reports, motor vehicle records, previous underwriting records, attending physician statements and/or the results of a medical exam, to determine whether a policy should be issued as applied for, other than applied for, or rejected. Substandard risks may be referred to reinsurers for evaluation. The Company does utilize a “simplified issue” approach for certain policies. In the case of “simplified issue” policies, coverage is rejected if the responses to certain health questions contained in the application, or the applicant’s inability to make an unqualified health certification, indicate adverse health of the applicant.
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
The Company utilizes an advanced underwriting system, TeleLife®, for certain product lines in its life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means. The Company also introduced a streamlined underwriting approach that utilizes the TeleLife® process and noninvasive risk selection tools to approve some applications without requiring a paramedical exam or lab testing.
The Company’s maximum retention limit on directly issued business is $5,000,000 for any one life on certain of its traditional life and universal life products.
Reinsurance Ceded
The Company’s insurance subsidiaries cede life insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.
For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded approximately 90% of its newly-written traditional life insurance business on a first dollar quota share basis under coinsurance contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to yearly renewable term (“YRT”) reinsurance. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
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
The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities for traditional life, immediate annuity, and health contracts, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes. The GAAP policy liabilities also include lapse assumptions in the calculation and use the net level premium method on all business which generally differs from policy liabilities calculated for statutory financial statements. Policy liabilities for universal life policies, deferred annuity contracts, GICs, and funding agreements are generally carried in the Company’s financial reports at the account value of the policy or contract plus accrued interest. Additional liabilities are held as appropriate for excess benefits above the account value.
Federal Taxes
In general, existing law generally exempts policyholders from current taxation on an increase in the value of their life insurance and annuity products during these products’ accumulation phase. This favorable tax treatment gives certain of the Company’s products a competitive advantage over investment products. If tax laws are revised such that there is an elimination or scale-back of this favorable tax treatment, or competing investment products are granted similar tax treatment, then the relative attractiveness of the Company’s products may be reduced or eliminated.

The Company is subject to corporate income, excise, franchise, and premium taxes. In December 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. It significantly changed U.S. tax law. For example, it lowered the corporate income tax rate, beginning in 2018. This resulted in a decrease in the Company’s effective tax rate. The Tax Reform Act increases the Company’s taxable income, as a result of changes regarding policy acquisition costs and policyholder benefit reserves. While overall the Tax Reform Act will cause the Company to report higher amounts of taxable income, the Company expects to pay less future income taxes due to the lower tax rate.

In addition, life insurance products are often used to fund estate tax obligations. Recent and possibly future changes to estate tax law may affect the demand for life insurance products.

The Company’s insurance subsidiaries are generally taxed in the same manner as are other companies in the industry. Certain tax law restrictions prevent the immediate inclusion of recently-acquired life insurance companies in the Company’s consolidated income tax return. Additionally, these restrictions limit the amount of life insurance income that can be offset by non-life-insurance losses. Overall, these restrictions may cause the Company’s effective tax rate to increase.

The Company’s decreased reliance on reinsurance for newly written traditional life products resulted in a reduction in the taxes which the Company currently pays, offset by an increase in its deferred taxes. The Company allocates the benefits of reduced current taxes to the Life Marketing and Acquisition segments. The profitability and competitive position of certain of the Company products are dependent on the continuation of certain tax benefits which are provided by current tax law and the Company’s ability to generate future taxable income.

Competition
Life and health insurance is a mature and highly competitive industry. In recent years, the industry’s life insurance sales have been relatively flat, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business, including in the Acquisitions segment.

The Company encounters competition for sales of life insurance and retirement products from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

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

The Company encounters competition in its Acquisitions segment from other insurance companies as well as from other types of acquirers, including private equity investors. Many of these competitors may have greater financial resources than the Company and may be willing to assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations.
Risk Management
Risk management is a critical part of the Company’s business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, hedging, and technology. The Company’s Enterprise Risk Management office, under the direction of the Chief Risk Officer, along with other departments, management groups and committees, have responsibilities for managing different risks throughout the Company. Risk management includes the assessment of risk, a decision process which includes determining which risks are acceptable and the monitoring and management of identified risks on an ongoing basis. The primary objectives of these risk management processes are to determine the acceptable level of variations the Company experiences from its expected results and to implement strategies designed to limit such variations to these levels.
Regulation
State Regulation
The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, data security, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator.
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
Under the insurance guaranty fund laws in most states, insurance companies doing business in the state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long-term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

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

The states in which the Company’s insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries’ ability to pay dividends to the Company. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2019 is approximately, in the aggregate, $434.0 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without prior approval by state regulatory authorities.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer. Furthermore, some NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in various states without affirmative action by those states.

The NAIC is considering revisions to the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, could impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. The NAIC and several states, including Connecticut, Nevada, New Jersey, and New York have passed laws or proposed regulations requiring insurers, investment advisers, broker-dealers, and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest. These standards vary widely in scope, applicability, and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company’s products are sold and impact the overall market for such products.

Federal Regulation

At the federal level, the executive branch or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress which could affect the Company’s business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, the impact of such legislation on the Company.

The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the "Healthcare Act"). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways, including by potentially treating small blocks of business the Company has offered or acquired over the years as health insurance, as well as by potentially affecting the benefit plans the Company sponsors for employees or retirees and their dependents and the Company’s expenses and tax liabilities related to the provision of such benefits. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act, all of which could have a significant impact on the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) made sweeping changes to the regulation of financial services entities, products and markets. The Dodd-Frank Act directed existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. Although the current presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition, or liquidity.

Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the over-the-counter (“OTC”) derivatives marketplace and granted new joint regulatory authority to the United States Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”) over OTC derivatives. In collaboration with U.S. federal banking regulators, the CFTC has adopted regulations which categorize the Company as a “financial end-user” which is thereby required to post and collect margin in a variety of derivatives transactions. Recommendations and reports from entities created under the Dodd-Frank Act, such as the Federal Insurance Office (“FIO”) and the Financial Stability Oversight Council (“FSOC”), could also affect the manner in which insurance and reinsurance are regulated in the U.S. and, thereby, the Company’s business. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the CFTC. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB, and the Company is unable to predict at this time the ways in which the CFPB’s regulations might directly or indirectly affect the Company or its subsidiaries.

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On April 18, 2018, the SEC voted to propose rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Specifically, under the proposed regulations, a broker-dealer would be required to act in the best interest of a retail customer when recommending any securities transaction or investment strategy involving securities to a retail customer. The SEC also proposed an interpretation reaffirming and, in some cases, clarifying its views of the fiduciary duty that investment advisers owe to their clients. Another SEC proposal would require broker-dealers and investment advisers to provide each customer with a summary of the nature of the customer’s relationship with the investment professional, as well as a restriction on the use of the terms “adviser” and “advisor” by broker-dealers. The comment period on the proposals closed on August 7, 2018. The SEC has indicated that it will issue a final version of the regulations and the interpretation before the end of the third quarter 2019.

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption.

There remains significant uncertainty surrounding the final form that these regulations may take. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs, supervises, and supports sales of its annuities and, where applicable, life insurance products. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. Any of the foregoing regulatory, legislative, or judicial measures or the reaction to such activity by consumers or other members of the insurance industry could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker-dealers and investment advisers, including the Company’s affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons.

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

Cyber Security Regulation

In response to the growing threat of cyber attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations that, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law (the “NAIC Model Law”), which is intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. To date, South Carolina, Michigan, and Ohio have adopted cybersecurity regulations that are based, at least in part, on the NAIC’s Model Law, and several other states have pending or are considering adopting regulations based on the NAIC Model Law. Additionally, the New York Department of Financial Services (“DFS”) issued regulations governing cybersecurity requirements for financial services companies, which became effective in March 2017. The DFS regulations require insurance companies, among others, licensed in New York to assess their specific cyber risk profiles and design cybersecurity programs to address such risks, as well as file annually with DFS a program compliance certification pertaining to their compliance with DFS cybersecurity requirements. The Company continues to monitor whether the other states in which it conducts business, as well as federal governmental agencies, adopt data security laws.

The Company has implemented information security policies that are designed to address the security of the Company’s information assets, which include personally identifiable information (“PII”) and protected health information (“PHI”), as well as other proprietary and confidential information about the Company, its employees, customers, agents, and business partners. Additionally, the Company has an information risk management committee that, among other things, reviews emerging risks and monitors regulatory requirements and industry standards relating to the security of the Company’s information assets, monitors the Company’s cybersecurity initiatives, and approves the Company’s cyber incident response plans. This committee meets regularly, and the Board of Directors receives reports regarding cybersecurity matters. Furthermore, as part of the Company’s information security program, the Company has included security features in its systems that are intended to protect the privacy and integrity of the Company’s information assets, including PII and PHI. Notwithstanding these efforts, cyber threats and related legal and regulatory standards applicable to the insurance industry are rapidly evolving, and the Company’s and the Company’s business partners’ and service providers’ systems may continue to be vulnerable to security breaches, viruses, programming errors, and other similar disruptive problems or incidents. Any such incident could have a material adverse effect on the Company’s operations, reputation, customer relationships, and financial condition.

Other Regulation

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, tax laws, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, technology and data regulations, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and, because the Company owns and operates real property, state, federal, and local environmental laws. The Company may also be subject to regulations influenced by or related to international regulatory authorities or initiatives. The Company’s sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries. Domestically, the NAIC may be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes of the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Changes in laws and regulations or in interpretations thereof, or to initiatives or regulatory structures or schemes of international regulatory bodies, which are applicable to the Company could have a significant adverse impact on the Company.
Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.
Employees
As of December 31, 2018, the Company had approximately 2,957 employees, of which 2,948 were full-time and 9 were part-time employees. Included in the total were approximately 1,568 employees in Birmingham, Alabama, of which 1,562 were full-time and 6 were part-time employees. None of the Company’s employees are represented by a union and the Company is not a party to any collective bargaining agreements. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2018 was approximately $17.8 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 16, Employee Benefit Plans to our consolidated financial statements for additional information.
Intellectual Property

The Company relies on a combination of intellectual property laws, confidentiality procedures and policies, and contractual provisions to protect its brand and its intellectual property, which includes copyrights, trademarks, patents, domain names, and trade secrets. The success of the Company’s business depends on its continued ability to use and protect its intellectual property, including its trademark and service mark portfolio which is composed of both United States registered and common law trademarks and service marks, including the Company’s Protective name and logo. The Company’s intellectual property assets are valuable to the Company in maintaining its brand and marketing its products; thus, the Company maintains and protects its intellectual property assets from infringement and dilution.
Available Information
The Company files reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The Company is an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains the Company’s annual, quarterly, and current reports and other information filed electronically by the Company.
The Company makes available free of charge through its website, http://www.protective.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC. The Company will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P.O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.
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
The Company has adopted a Code of Business Conduct, which applies to all directors, officers and employees of the Company and its wholly owned subsidiaries. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers of the Company and its subsidiaries. The Code of Conduct is available on the Company’s website, http://investor.protective.com/corporate-governance/code-of-conduct.
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
The Company is exposed to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics, malicious acts, cyber attacks, terrorist acts, and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made and such measures may not adequately predict the impact on the Company from such events. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, earthquake, disease, epidemic, pandemic, malicious act, cyber attack, terrorist act, or the effects of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short- or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. Certain of these events could also adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the Company’s business within such geographic areas and/or the general economic climate. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

A disruption or cyber attack affecting the electronic, communication and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect the Company’s business, financial condition, and results of operations.

In conducting its business, the Company relies extensively on various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company’s business partners, counterparties, service providers, and distributors also rely on such systems, as do securities exchanges and financial markets that are important to the Company’s ability to conduct its business. These systems or their functionality could be disabled, disrupted, damaged, or destroyed by intentional or unintentional acts or events such as cyber attacks, viruses, sabotage, unauthorized tampering, physical or electronic break-ins or other security breaches, acts of war or terrorism, human error, system failures, failures of power or water supply, or the loss or malfunction of other utilities or services. They may also be disabled, disrupted, damaged, or destroyed by natural events such as storms, tornadoes, fires, floods or earthquakes. Disruption, damage, or destruction of any of these systems could cause the Company or others on whom the Company relies to be unable to conduct business for an extended period of time or could result in significant expenditures to replace, repair, or reinstate functionality, which could materially adversely impact the Company’s business and its financial condition and results of operations.

While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Additionally, we may not become aware of sophisticated cyber attacks for some time after they occur, which could increase the Company’s exposure. We may have to incur significant costs to address or remediate interruptions, threats, and vulnerabilities in our information and technology systems and to comply with existing and future regulatory requirements related thereto. These risks are heightened as the frequency and sophistication of cyber attacks increase.

The Company has relationships with vendors, distributors, and other third parties that provide operational or information technology services to us. Although the Company conducts due diligence, negotiates contractual provisions, and, in many cases, conducts periodic reviews of such third parties to confirm compliance with our information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses.

Confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated as a result of security breaches or other related lapses or incidents, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counterparties and service providers. The Company’s business partners, counterparties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional or unintentional breach or compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration, or destruction of the confidential information retained by or on behalf of the Company, or the inability of the Company to conduct business for an indeterminate amount of time. Any of these events or circumstances could damage the Company’s business and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s business operations, reputation and customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate and implement effective preventative or detective measures against security breaches of all types because the techniques used to attack technologies and data systems change frequently or are not recognized until launched and because cyber attacks can originate from a wide variety of sources or parties. Those parties may also attempt to fraudulently induce employees, customers, or other users of our system, through phishing, phone calls, or other efforts, to deliberately or inadvertently disclose sensitive information in order to gain access to our data or that of our customers or clients.

Additionally, cyber threats and related legal and regulatory standards applicable to our business are rapidly evolving and may subject the Company to heightened legal standards, new theories of liability, and material claims and penalties that we cannot currently predict or anticipate. As cyber threats and applicable legal standards continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures and computer systems, and to investigate and remediate any information security vulnerabilities. If the Company experiences cyber attacks or other data security events or other technological failures or lapses, including unauthorized access to, loss of, or acquisition of information collected or maintained by the Company or its business partners or vendors, the Company may be subject to regulatory inquiries or proceedings, litigation or reputational damage, or be required to pay claims, fines, or penalties. While the Company has experienced cyber-events and other data security events in the past, and to date the Company has not suffered any material harm or loss relating to such attacks, events, failures or lapses at the Company or third parties, there can be no assurance that the Company will not suffer such harm or losses in the future.

The Company’s results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates.

In the conduct of business, the Company makes certain assumptions and utilizes certain internal models regarding mortality, morbidity, persistency, expenses, interest rates, equity markets, tax, business mix, casualty, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions and models are used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions and models are also used in the operation of the Company’s business in making decisions crucial to the success of the Company, including the pricing of acquisitions and products. The Company’s actual experience, as well as changes in estimates, is used to prepare the Company’s financial statements. To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition may be adversely affected.

Mortality, morbidity, and casualty assumptions incorporate underlying assumptions about many factors. Such factors may include, for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience may differ from expectations derived from the Company’s models. In addition, continued activity in the viatical, stranger-owned, and/or life settlement industry could cause the Company’s level of lapses to differ from its assumptions about premium persistency and lapses, which could negatively impact the Company’s performance.

Additionally, the calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and relies, in certain instances, on third parties to make or assist in making such calculations. From time to time it develops and implements more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. The systems and procedures that the Company develops and the Company’s reliance upon third parties could result in errors in the calculations that impact our financial statements or affect our financial condition.

Models, assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by errors in the design, implementation, or use of its models, actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

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

The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company, its affiliates, or other parties to the transaction may be unable to obtain regulatory approvals required to complete an acquisition transaction. If the

Company identifies and completes suitable acquisitions, it may not be able to successfully integrate the business in a timely or cost-effective manner, or retain key personnel and business relationships necessary to achieve anticipated financial results. In addition, a number of risks may arise in connection with businesses or blocks of insurance business that the Company acquires or reinsures, including unforeseen liabilities or asset impairments; rating agency reactions; and regulatory requirements that could impact our operations or capital requirements. Additionally, in connection with its acquisition transactions that involve reinsurance, the Company assumes, or otherwise becomes responsible for, the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

The Company may experience competition in its acquisition segment.

The Company also faces significant competition in its acquisitions segment, including with respect to the acquisition of suitable target companies, business operations, and blocks of reinsurance business. Other market participants may have competitive advantages, including with respect to access to capital (whether on more favorable terms or at a lower cost), investment return requirements, taxation, and risk tolerances.

Assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect the Company.

On October 1, 2013, the Company completed the acquisition of MONY Life Insurance Company (“MONY”) from AXA Financial, Inc. MONY was converted from a mutual insurance company to a stock corporation in accordance with its Plan of Reorganization dated August 14, 1998, as amended. In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for the benefit of policyholders who owned certain individual insurance policies of MONY in force as of the date of demutualization. Please refer to Note 4, MONY Closed Block of Business, to the consolidated financial statements for a more detailed description of the Closed Block.

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

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, variable life and annuity deposits are invested in funds managed by third parties, certain modified coinsurance assets are managed by third parties, and the Company enters into derivative transactions with various counterparties and clearinghouses. The Company may rely upon third parties to administer certain portions of its business or business that it reinsures. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company’s financial condition and results of operations.

Certain of these other parties may act on behalf of the Company or represent the Company in various capacities. Consequently, the Company may be held responsible for obligations that arise from the acts or omissions of these other parties.

Most of the Company’s products are sold through independent third-party distribution channels. There can be no assurance that the terms of these relationships will remain acceptable to us or the distributors, as they are subject to change as a result of business combinations, mergers, consolidation, or changes in business models, compensation arrangements, or new distribution channels. If one or more key distributors terminated their relationship with us, increased the costs of selling our products, or reduced the amount of sales they produce for us, our results of operations could be adversely affected. If we are unsuccessful in attracting and retaining key associates who conduct our business, sales of our products could decline and our results of operations and financial condition could be materially adversely affected.

Because our products are distributed through unaffiliated third-party distributors, we may not be able to fully monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business. In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher compensation than we do, these distributors may concentrate their efforts on selling our competitors’ products instead of ours.

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

Events that damage our reputation or the reputation of our industry could adversely impact our business, results of operations, or financial condition.

There are events which could harm our reputation, including, but not limited to, regulatory investigations, adverse media commentary, legal proceedings, and cyber or other information security events. Depending on the severity of damage to our reputation, our sales of new business, and/or retention of existing business could be negatively impacted, and our ability to compete for acquisition transactions or engage in financial transactions may be diminished, all of which could adversely affect our results of operations or financial condition.

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

Developments in technology may impact our business.

Technological developments and unforeseen changes in technology may impact our business. Technology changes are increasing customer choices about how to interact with companies generally. Evolving customer preferences may drive a need to redesign our products, and our distribution channels and customer service areas may need to change to become more automated and available at the place and time of the customer’s choosing. Additionally, changes in technology may impact our operational effectiveness and could have an adverse effect on our unit cost competitiveness. Such changes have the potential to disrupt our business model.

Technology may also have a significant impact on the companies in which we invest. For example, consumers may change their purchasing behavior to favor online shopping activity, which may adversely affect the value of retail properties in which we invest.

Advancements in medical technologies may also impact our business. For example, genetic testing and the availability of that information unequally to consumers and insurers can result in anti-selection risks if data from genetic testing gives our prospective customers a clearer view into their future health and longevity expectations, allowing them to select products protecting them against likelihoods of mortality or longevity with more precision based on information that is not available to us. Also, advancements in medical technologies that extend lives may challenge our actuarial assumptions, especially in the annuity business.

Risks Related to the Financial Environment

Interest rate fluctuations and sustained periods of low or high interest rates could negatively affect the Company’s interest earnings and spread income, or otherwise impact its business.

Significant changes in interest rates expose the Company to the risk of not earning anticipated interest on products without significant account balances, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on in-force policies and contracts that have significant account balances. Both rising and declining interest rates as well as sustained periods of low interest rates could negatively affect the Company’s interest earnings and spread income.

Additionally, changes or reforms to London Inter-Bank Offered Rate (“LIBOR”), or uncertainty regarding the reliability or continued use of LIBOR as a benchmark interest rate, may impact interest rates in the markets in which the Company conducts business. Alternative reference rates, including the Secured Overnight Funding Rate (“SOFR”), have been announced, and it is unclear how markets will respond to these new rates, the effect of changes or reforms to LIBOR, or discontinuation of LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on certain derivatives and floating rate securities we hold, securities we have issued, real estate lending and related activities we conduct in our investment management business, and any other assets or liabilities whose value is tied to LIBOR, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of such instruments.

Lower interest rates may also result in lower sales of certain of the Company’s life insurance and annuity products. Additionally, during periods of declining or low interest rates, certain previously-issued life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans, and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when the Company’s investments earn lower returns. Certain of the Company’s life insurance and annuity products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income or may earn less interest on its investments than it is required to credit to policyholders should interest rates decrease significantly and/or remain low for sustained periods. Additionally, the profitability of certain of the Company’s life insurance products that do not have significant account balances could be reduced should interest rates decrease significantly and/or remain low for sustained periods.

The Company’s expectations for future interest earnings and spreads are important components in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower interest earnings or spreads may accelerate amortization, thereby reducing net income in the affected reporting period. Sustained periods of low interest rates could also result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with the Company’s products.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed-income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly-rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, equity (including accumulated other comprehensive income (loss) (“AOCI”)), and statutory risk-based capital ratios.

Additionally, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions. In general, the Company’s results of operations improve when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively-sloped curve.

The Company’s investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

Significant volatility or disruption in domestic or foreign credit markets, including as a result of social or political unrest or instability domestically or abroad, could have an adverse impact in several ways on either the Company’s financial condition or results from operations. The Company’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values which could be heightened by volatility or disruption. The factors affecting the financial and credit markets could lead to other-than-temporary impairments of assets in the Company’s investment portfolio.

The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties that the Company has financed. The value of the Company’s investment portfolio, including its portfolio of government debt obligations, debt obligations of those entities with an express or implied governmental guarantee, and debt obligations of other issuers holding a large amount of such obligations, depends in part on the ability of the issuers or guarantors of such debt to maintain their credit ratings and meet their contractual obligations. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, general economic conditions, and conditions affecting certain sectors of the economy, as well as particular circumstances affecting the individual tenants, borrowers, issuers, and guarantors.

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

Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed-income instruments in the Company’s investment portfolio. A widening of credit spreads will increase the unrealized losses in the Company’s investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company’s investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within the Company’s investment portfolio.

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

The Company needs liquidity to meet its obligations to its policyholders and its debt holders, to pay its operating expenses, interest on our debt and dividends on our capital stock, to provide our subsidiaries with cash or collateral, maintain our securities lending activities and to replace certain maturing liabilities. Volatility or disruption in the credit markets could also impact the Company’s ability to efficiently access financial solutions for purposes of issuing long-term debt for financing purposes, its ability to obtain financial solutions for purposes of supporting certain traditional and universal life insurance products for capital management purposes, or result in an increase in the cost of existing securitization structures. Without sufficient liquidity, we could be forced to curtail our operations and limit our investments, and our business and financial results may suffer. The Company’s sources of liquidity include insurance premiums, annuity considerations, deposit funds, cash flow from investments and assets, and other income from its operations. In normal credit and capital market conditions, the Company’s sources of liquidity also include a variety of short-term and long-term borrowing arrangements, including issuing debt securities.

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

Volatility in equity markets may deter prospective purchasers of variable life and annuity products and fixed annuity products that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Decreases in policy fees could materially and adversely affect the profitability of our variable annuity products.

Equity market volatility can also affect the profitability of annuity products with riders. The estimated cost of providing guaranteed minimum death benefits (“GMDB”) and guaranteed living withdrawal benefits (“GLWB”) incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products. While these liabilities are hedged, there still may be a possible resulting negative impact to net income and to the statutory capital and risk-based capital ratios of the Company’s insurance subsidiaries.

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

The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument. In addition, the Company may fail to identify risks, or the magnitude of risks, to which it is exposed. The derivative financial instruments used by the Company in its risk management strategy may not be properly designed, may not be properly implemented as designed and/or may be insufficient to hedge the risks in relation to the Company’s obligations.

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

The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable or within the Company’s control. Furthermore, our sole stockholder is not obligated to provide us with additional capital. A lack of sufficient capital could have a material adverse impact on the Company’s financial condition and/or results of operations.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, a certain portion of its assets are relatively illiquid. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust its liquid assets and be forced to liquidate other assets, perhaps at a loss or on other unfavorable terms. If the Company is forced to dispose of assets at a loss or on unfavorable terms, it could have an adverse effect on the Company’s financial condition, the degree of which would vary in relation to the magnitude of the unexpected surrender or withdrawal activity.

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

Deferred tax assets are attributable to certain differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets represent future savings of taxes which would otherwise be paid in cash. In general, the realization of deferred tax assets is dependent upon the generation of sufficient future ordinary and capital taxable income. Realization may also be limited for other reasons, including but not limited to changes in tax rules or regulations. If it is determined that a certain deferred tax asset cannot be realized, then a deferred tax valuation allowance is established, with a corresponding charge to either adjusted operating income or other comprehensive income (depending on the nature of the deferred tax asset).

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, it is more likely than not that the Company will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $6.4 million and $5.0 million as of December 31, 2018 and December 31, 2017, respectively, related to certain deferred tax assets which are more likely than not to expire unutilized. These assets are state income tax-related. If future events differ from the Company’s current forecasts, an additional valuation allowance may need to be established, which could have a material adverse effect on the Company’s results of operations, financial condition, or capital position.

The Company could be adversely affected by an inability to access its credit facility.

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit or liquidity are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company’s inability to access some or all of the line of credit under the credit facility could lead to downgrades in our credit and financial strength ratings and have a material adverse effect on its liquidity and/or results of operations.

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

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company’s insurance subsidiaries, the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the National Association of Insurance Commissioners (the “NAIC”) risk-based capital formulas. Most of these factors are outside of the Company’s control.

At its June 2018 meeting, the NAIC’s Capital Adequacy Task Force adopted a change to the formulas used to calculate risk-based capital to reflect a lower federal corporate income tax rate. The NAIC’s risk-based capital formulas now employ a tax factor of 21%, instead of 35%. This change had a one-time lowering effect on the risk-based capital ratios of the Company and its subsidiaries when it became effective at the end of 2018.

A proposed change to the NAIC’s risk-based capital formula that is currently under consideration would update the factors used to calculate required capital for bonds. While the extent and timing of this proposed change is unknown, if adopted, it would likely increase the Company’s required capital and decrease the statutory risk-based capital ratios of the Company and its subsidiaries.

The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and risk-based capital ratios of its insurance company subsidiaries. Rating organizations may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its risk-based capital ratio.

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

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of the Company’s insurance subsidiaries or the debt ratings of the Company could adversely affect the Company in many ways, including, but not limited to, reducing new sales of insurance and investment products, adversely affecting relationships with distributors and sales agents, increasing the number or amount of policy surrenders and withdrawals of funds, requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive, negatively impacting the Company’s ability to execute its acquisition strategy, and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms, or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances, or obligations under certain contractual obligations, including reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

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

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and other circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to our debt ratings and financial strength ratings of our insurance subsidiaries, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a rating organization could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

The Company operates as a holding company and depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.

The Company operates as a holding company for its insurance and other subsidiaries and does not have any significant operations of its own. The Company’s primary sources of funding are dividends from its operating subsidiaries, revenues from investment, data processing, legal, and management services rendered to subsidiaries, investment income, and external financing. These funding sources support the Company’s general corporate needs including its debt service. If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, it may be required to raise funds through the incurrence of debt, or the sale of assets.

The states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the subsidiaries’ ability to pay dividends and make other payments to the Company. State insurance regulators may prohibit the payment of dividends or other payments to the Company by its insurance subsidiaries if they determine that the payments could be adverse to the insurance subsidiary or its policyholders or contract holders. In addition, the amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus they hold to maintain their financial strength ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

The Company could be adversely affected by an inability to access FHLB lending.

Certain subsidiaries of the Company are members of the Federal Home Loan Bank (the “FHLB”) of Cincinnati and the FHLB of New York. Membership provides these Company subsidiaries with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. The extent to which membership or the FHLB services are available could be impacted by legislative or regulatory action at the state or federal level. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

In addition, the ability of the Company’s subsidiaries to access liquidity from the FHLB is impacted by other factors that are dependent on market conditions or policies established by the FHLB. Fluctuations in the market value of collateral can adversely impact available borrowing capacity. Changes in collateral haircuts established by the FHLB and what is deemed to be eligible collateral by the FHLB can also impact the amount and availability of funding.

The Company’s securities lending program may subject it to liquidity and other risks.

The Company maintains a securities lending program in which securities are loaned to third parties, including brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically in cash, which it separately maintains. The Company invests the collateral in other securities, including primarily short-term government repo and money market funds. Securities loaned under the program may be returned to the Company by the borrower at any time, requiring the Company to return the related cash collateral. In some cases, the Company may use the cash collateral provided to purchase other securities to be held as invested collateral, and the maturity of such securities may exceed the term of the securities loaned under the program and/or the market value of such securities may fall below the amount of cash collateral that the Company is obligated to return to the borrower of the Company’s loaned securities. If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell the securities held as invested collateral to meet the obligation, the Company may have difficulty selling such securities in a timely manner and/or the Company may be forced to sell the securities in a volatile or illiquid market for less than it otherwise would have been able to realize under normal market conditions. In addition, the Company’s ability to sell securities held as invested collateral may be restricted under stressful market and economic conditions in which liquidity deteriorates.

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

Industry and Regulatory Related Risks

The business of the Company is highly regulated and is subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations.

The Company is subject to regulation by the United States Securities and Exchange Commission (the “SEC”) and each of the states in which it conducts business. ProEquities, the Company’s broker dealer, is subject to the Financial Industry Regulatory Authority (“FINRA”). In many instances, the regulatory models emanate from the NAIC and, at the state level, from the North American Securities Administrators Association. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices, and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator.

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

At the federal level, the executive branch or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress that could affect the Company and its business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material. In addition, our broker-dealer subsidiary and our variable annuities and variable life insurance products are subject to regulation and supervision by the SEC and FINRA. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the broker-dealer subsidiary from carrying on its businesses in the event that it fails to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, registered representatives, associated persons, and employees. In recent years, there has been increased scrutiny of the insurance industry by these bodies, which has included more extensive examinations, regular sweep inquiries, and more detailed review of disclosure documents.  These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties, or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations, or financial condition.

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

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published an evolving method for identifying “global systemically important insurers” (“G-SIIs”) and high-level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated nine insurance groups as G-SIIs. The IAIS is developing the policy measures which include higher capital requirements and enhanced supervision. Although neither the Company nor Dai-ichi Life has been designated as a G-SII, the list of designated insurers may be updated periodically by the FSB. It is possible that due to the size and reach of the combined Dai-ichi Life group, or a change in the method of identifying G-SIIs, the combined group, including the Company, could be designated as a G-SII.

The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups (“IAIGs”). The framework, which is currently under discussion, may include a global capital measurement standard for insurance groups deemed to be IAIGs that could exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries and legal entities, which could require each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. The IAIS has also published a framework for assessing and mitigating global systemic risk. The framework proposes enhanced supervisory and corrective measures and disclosures for any build-up of systemic risk in liquidity risk, macroeconomic exposure, counterparty exposure and substitutability. It is likely that the combined Dai-ichi Life group will be deemed an IAIG, in which case it, and the Company, may be subject to supervision requirements, capital measurement standards, and enhanced disclosures beyond those applicable to any competitors who are not designated as an IAIG.

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

NAIC actions, pronouncements and initiatives may affect the Company’s product profitability, reserve and capital requirements, financial condition, or results of operations.

Although some NAIC pronouncements, particularly as they affect accounting, reserving and risk-based capital issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of a non-domiciliary state. Neither the action of the non-domiciliary state nor the action of the NAIC is binding on a domiciliary state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting, or actuarial issue may result in non-compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, interpretations, and instructions may be applied with retroactive impact, particularly in areas such as accounting, reserve and risk-based capital requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, insurer use of captive reinsurance companies, variable annuity reserves and capital treatment, certain aspects of insurance holding company reporting and disclosure, reinsurance, cybersecurity practices, liquidity assessment, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted principles-based reserving methodologies for life insurance and annuity reserves, but additional formulas and/or guidance relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, risk-based capital calculations, governance practices of insurers, and other items. Additionally, the NAIC is studying a group capital calculation that would measure capital across U.S.-based insurance groups. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition, or results of operations.

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

The NAIC adopted revisions to the Part A Laws and Regulations Preamble (the “Preamble”) of the NAIC Financial Regulation Standards and Accreditation Program that includes within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition subjects certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws, and credit for reinsurance laws. Although we do not expect the revised definition to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application will likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause us to recapture business from and unwind our existing variable annuity captive (“VA Captive”).

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

Any regulatory action or change in interpretation that materially adversely affects the Company’s use or materially increases the Company’s cost of using captives or reinsurers for the affected business, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable to third party finance providers with respect to certain structures, diminished capital position, and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company’s insurance subsidiaries.

Laws, regulations, and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments, or escheatments.

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation or regulations have been enacted in numerous states that are similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act, if adopted by any state, imposes requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

The Uniform Laws Commission has adopted revisions to the Uniform Unclaimed Property Act in a manner likely to impact state unclaimed property laws and requirements, though it is not clear at this time to what extent or whether requirements will conflict with otherwise imposed search requirements. Other life insurance industry associations and regulatory associations are also considering these matters. Certain states have amended or may amend their unclaimed property laws in a manner which creates additional obligations for life insurance companies. The enactment or amendment of such unclaimed property laws may require the Company to incur significant expenses, including benefits with respect to terminated policies for which no reserves are currently held and unanticipated operational expenses. Any of the foregoing could have a material adverse effect on the Company’s financial condition and results of operations.

A number of state treasury departments and administrators of unclaimed property have audited life insurance companies for compliance with unclaimed property laws, and state insurance regulators have initiated targeted multi-state examinations of life insurance companies with respect to the companies’ claims paying practices and use of a Death Database to identify unreported deaths in their life insurance policies, annuity contracts, and retained asset accounts. There is no clear basis in previously existing law for treating an unreported death as giving rise to a policy benefit that would be subject to unclaimed property procedures. However, a number of life insurers have entered into resolution agreements with state treasury departments and administrators of unclaimed property or settlement or consent agreements with state insurance regulators. The amounts publicly reported to have been paid to beneficiaries, escheated to the states, and/or paid as administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements have been substantial.

Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations, and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial condition and/or results of operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices, or related audits and examinations. Any resulting liabilities, payments, or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition and/or results of operations.

The Company has previously been subject to litigation regarding compliance with the West Virginia Uniform Unclaimed Property Act, but the Company does not believe that losses arising from the litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or if they do, whether such actions will have a material impact on the Company’s financial condition and/or results of operations.

The Company is subject to insurance guaranty fund laws, rules and regulations that could adversely affect the Company’s financial condition or results of operations.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In 2017, the NAIC adopted revisions to the Life and Health Insurance Guaranty Association Model Act that, if adopted by states, would result in an increase to the percentage of liabilities attributable to any future long term care provider insolvency that can be assessed to life insurers. Legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that differs from the revised Model Act and which increases the cost of future assessments and/or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

The Company is subject to insurable interest laws, rules, and regulations that could adversely affect the Company’s financial condition or results of operations.

The purchase of life insurance products is limited by state insurable interest laws, which in most jurisdictions require that the purchaser of life insurance name a beneficiary that has some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws. To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be incorrect, which could adversely affect the Company’s financial condition or results of operations.

The Healthcare Act and related regulations could adversely affect the results of operations or financial condition of the Company.

The Company is subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, any amendments or modifications to the Healthcare Act, or any regulatory pronouncement made under the Healthcare Act, will have on its results of operations or financial condition.

Laws, rules, and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect the results of operations or financial condition of the Company.

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

Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the over-the-counter (“OTC”) derivatives marketplace and granted new joint regulatory authority to the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) over OTC derivatives. While the SEC and CFTC continue to promulgate rules required by the Dodd-Frank Act, most rules have been finalized and, as a result, certain of the Company’s derivatives operations are subject to, among other things, new recordkeeping, reporting and documentation requirements and new clearing requirements for certain swap transactions (currently, certain interest rate swaps and index-based credit default swaps; cleared swaps require the posting of margin to a clearinghouse via a futures commission merchant and, in some case, to the futures commission merchant as well).

In 2015, U.S. federal banking regulators and the CFTC adopted regulations that will require swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants (“Swap Entities”) to post margin to, and collect margin from, their OTC swap counterparties (the “Margin Rules”). Under the Margin Rules, the Company would be considered a “financial end-user” that, when facing a Swap Entity, is required to post and collect variation margin for its non-cleared swaps. In addition, depending on its derivatives exposure, the Company may be required to post and collect initial margin as well. The initial margin requirements of the Margin Rules will be phased-in over a period of five years based on the average aggregate notional amount of the Swap Entity’s (combined with all of its affiliates) and its counterparty’s (combined with all of its affiliates) swap positions. It is anticipated that the Company will not be subject to the initial margin requirements until September 1, 2020. The variation margin requirement took effect on September 1, 2016, for swaps where both the Swap Entity (and its affiliates) and its counterparty (and its affiliates) have an average daily aggregate notional amount of swaps for March, April, and May of 2016 that exceeds $3 trillion. Otherwise, the variation margin requirement, to which we are subject, took effect on March 1, 2017.

Other regulatory requirements may indirectly impact us. For example, non-U.S. counterparties of the Company may also be subject to non-U.S. regulation of their derivatives transactions with the Company. In addition, counterparties regulated by the Prudential Regulators (which consist of the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Federal Housing Finance Agency) are subject to liquidity, leverage, and capital requirements that impact their derivatives transactions with the Company. Collectively, these new requirements have increased the direct and indirect costs of our derivatives activities and may further increase them in the future.

Pursuant to the Dodd-Frank Act, in December 2013, the Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States and, in December 2014, the FIO published its report on the breadth and scope of the global reinsurance market. In this reinsurance report, the FIO indicates that reinsurance collateral continues to be at the forefront of its thinking with regard to potential direct federal involvement in insurance regulation. Specifically, the FIO’s reinsurance report argues that federal officials are well-positioned to make determinations regarding whether a foreign jurisdiction has sufficiently effective regulation and, in doing so, consider other prudential issues pending in the U.S. and between the U.S. and affected foreign jurisdictions. The reinsurance report notes that work continues towards initiating negotiations for covered agreements with leading reinsurance jurisdictions that may have the effect of preempting inconsistent state laws. In 2017, the U.S. and E.U. entered into such a covered agreement. It remains to be seen whether the U.S. will negotiate covered agreements with other major U.S. trading partners. More generally, it remains to be seen whether either of the FIO’s reports will affect the manner in which insurance and reinsurance are regulated in the U.S. and therefore affect the Company’s business.

The Dodd-Frank Act also established the Financial Stability Oversight Council (the “FSOC”), which is authorized to determine whether an insurance company is systematically significant and to recommend that it should be subject to enhanced prudential standards and to supervision by the Board of Governors of the Federal Reserve System. In April 2012, the Financial Stability Oversight Council (the “FSOC”) approved its final rule for designating non-bank financial companies as systemically important financial institutions (“SIFI”). Under the final rule, the Company’s assets, liabilities, and operations do not currently satisfy the financial thresholds that serve as the first step of the three-stage process to designate a non-bank financial company as a SIFI. While recent developments suggest that it is unlikely that FSOC will be designating additional non-bank financial companies as systematically significant, there can be no assurance of that unless and until FSOC’s authority to do so has been rescinded.

The Consumer Financial Protection Bureau (“CFPB”) has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and issued a rule in 2016 amending regulations under the Home Mortgage Disclosure Act that requires the Company to, among other things, collect and disclose extensive data related to its lending practices. At this time, the rule relates to reporting data relative to Company loans made on multi-family apartments, seniors living housing, manufactured housing communities, and any mixed-use properties which contain a residential component. It is unclear at this time how burdensome compliance with this or other rules promulgated under the Home Mortgage Disclosure Act will become.

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

Although the full impact of the Dodd-Frank Act cannot be determined until all of the various studies mandated by the law are conducted and all implementing regulations are adopted, many of the legislation’s requirements could have an adverse impact on the financial services and insurance industries. In addition, the Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements.

New and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities or life insurance products may have a material adverse impact on our ability to sell annuities and other products and to retain in-force business and on our financial condition or results of operations.

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On April 18, 2018, the SEC voted to propose rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Specifically, under the proposed regulations, a broker-dealer would be required to act in the best interest of a retail customer when recommending any securities transaction or investment strategy involving securities to a retail customer. The SEC also proposed an interpretation reaffirming and, in some cases, clarifying its views of the fiduciary duty that investment advisers owe to their clients. Another SEC proposal would require broker-dealers and investment advisers to provide each customer with a summary of the nature of the customer’s relationship with the investment professional, as well as a restriction on the use of the terms “adviser” and “advisor” by broker-dealers. The comment period on the proposals closed on August 7, 2018. The SEC has indicated that it will issue a final version of the regulations and the interpretation before the end of the third quarter 2019.

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

The NAIC is considering revisions to the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, could impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. The NAIC and several states, including Connecticut, Nevada, New Jersey, and New York have passed laws or proposed regulations requiring insurers, investment advisers, broker-dealers, and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest. These standards vary widely in scope, applicability, and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company’s products are sold and impact the overall market for such products.

There remains significant uncertainty surrounding the final form that these regulations may take. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs, supervises, and supports sales of its annuities and, where applicable, life insurance products. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. Any of the foregoing regulatory, legislative, or judicial measures or the reaction to such activity by consumers or other members of the insurance industry could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

The Company may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with its business operations.

Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the FINRA examine or investigate the activities of broker-dealers, insurer’s separate accounts and investment advisors, including the Company’s affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

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

Changes to tax law, or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

In general, existing law exempts policyholders from current taxation on the increase in value of most insurance and annuity products during these products’ accumulation phase. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the law is revised to either reduce the tax favored status of life insurance and annuity products, or to establish the tax favored status of competing products, then all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell their products. Furthermore, such changes would generally cause increased surrenders of existing life insurance and annuity products. For example, a change in law that further restricts the deductibility of interest expense when a business owns a life insurance product would result in increased surrenders of these products.

The Company is subject to corporate income, excise, franchise, and premium taxes. Federal tax law provides certain benefits to the Company, such as the dividends-received deduction, the deferral of current taxation on derivatives’ and securities’ economic income and the current deduction for future policy benefits and claims. The Tax Cut and Jobs Act (the “Tax Reform Act”), enacted in December 2017, requires the Company to report higher amounts of taxable income both currently and in the future. However, it also significantly reduced the corporate income tax rate. Overall, the Company expects to pay less income tax in the future under the Tax Reform Act.

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

The FASB regularly undertakes projects that could result in significant changes to GAAP. Furthermore, the FASB continues to monitor the development of International Financial Reporting Standards (“IFRS”) and to consider the activities of the International Accounting Standards Board (“IASB”) and how these activities may impact GAAP standard setting and financial reporting. While the SEC has indicated that it does not intend to incorporate IFRS into the U.S. financial reporting system in the near term, any changes to conform or converge the IFRS and GAAP frameworks would impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure. Such changes would affect how we manage our business, as it will likely affect business processes such as the design of products and compensation plans. The Company is unable to predict whether, and if so, when the FASB projects will be adopted and/or implemented, or the degree to which IFRS will be incorporated into the U.S. financial reporting system.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Certain NAIC pronouncements related to accounting and reporting matters take effect automatically without affirmative action by the states, and various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled in the state to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company’s insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company. For additional information regarding pending NAIC reforms, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s indefinite lived intangible assets represent the value of the Company’s insurance licenses on the date of the merger with Dai-ichi Life. These assets are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate that the fair value of the indefinite lived intangibles is less than the carrying value. We perform our annual impairment testing of indefinite lived intangibles during the fourth quarter of each year. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment. If it is determined that the indefinite lived intangibles have been impaired, we must write them down by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position.

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

The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, a captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflect a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including, but not limited to, continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted.

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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s home office is located at 2801 Highway 280 South, Birmingham, Alabama. The Company owns three buildings consisting of 620,000 square feet at the home office location. The first building was constructed in 1974, the second building was constructed in 1982, and the third building was constructed in 2004. The Company previously leased the third building, pursuant to a lease which expired in December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75.0 million. Parking is provided for approximately 2,594 vehicles.
The Company leases administrative and marketing office space in 17 cities (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.3 million.
The Company believes its properties are adequate and suitable for the Company’s business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.
Item 3.    Legal Proceedings
To the knowledge and in the opinion of management, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject, other than as set forth in Note 15, Commitments and Contingencies, of the notes to the consolidated financial statements, included herein.
Item 4.    Mine Safety Disclosure—Not Applicable

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 1, 2015, the Company became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), and as a result there is no market for our Common Stock, of which all shares are owned by Dai-ichi Life. Prior to February 1, 2015 the Company’s Common Stock was listed on the New York Stock Exchange, but was delisted in connection with our becoming a wholly owned subsidiary of Dai-ichi Life.
The Company paid $140.0 million and $143.8 million of dividends during the years ended December 31, 2018 and 2017, respectively, to its parent, Dai-ichi Life. In the future, the Company expects to pay cash dividends to its parent, Dai-ichi Life, subject to its earnings and financial condition, regulatory requirements, capital needs, and other relevant factors. The Company’s ability to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” included herein. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are domesticated. See Item 1, Business, “Regulation”.

Item 6.    Selected Financial Data
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The income statement data for the years ended December 31, 2018, 2017, 2016 (Successor Company) and the balance sheet data as of December 31, 2018 and 2017 (Successor Company) have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The income statement data for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), and the balance sheet data as of December 31, 2016 and 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), have been derived from the Company’s audited consolidated financial statements not included herein.

See Note 3, Significant Transactions to the consolidated financial statements for a discussion of acquisitions and transactions during 2018.

The selected financial data set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included elsewhere herein. Successor and Predecessor periods are not comparable.

	Successor Company				Predecessor Company
	For The Year Ended December 31,			February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
	2018	2017	2016			2014
	(Dollars In Thousands)				(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$3,680,845	$3,477,419	$3,407,931	$3,008,050	$261,866	$3,297,768
Reinsurance ceded	(1,384,941)	(1,360,735)	(1,314,716)	(1,154,978)	(89,956)	(1,373,597)
Net of reinsurance ceded	2,295,904	2,116,684	2,093,215	1,853,072	171,910	1,924,171
Net investment income	2,483,750	2,051,588	1,942,456	1,632,948	175,180	2,197,724
Realized investment gains (losses):
Derivative financial instruments	60,988	(305,828)	(40,288)	29,997	(123,274)	(346,878)
All other investments	(223,649)	121,428	90,659	(166,886)	81,153	205,402
Other-than-temporary impairment losses	(56,578)	(3,962)	(32,075)	(28,659)	(636)	(2,589)
Portion recognized in other comprehensive income (before taxes)	26,854	(7,780)	14,327	1,666	155	(4,686)
Net impairment losses recognized in earnings	(29,724)	(11,742)	(17,748)	(26,993)	(481)	(7,275)
Other income	453,685	446,662	415,653	388,531	36,421	430,428
Total revenues	5,040,954	4,418,792	4,483,947	3,710,669	340,909	4,403,572
Total benefits and expenses	4,657,936	3,983,735	3,889,950	3,310,827	339,727	3,820,283
Income before income tax	383,018	435,057	593,997	399,842	1,182	583,289
Income tax expense (benefit)	80,657	(671,475)	200,968	131,543	(327)	198,414
Net income	$302,361	$1,106,532	$393,029	$268,299	$1,509	$384,875
PER SHARE DATA
Net income from continuing operations—basic					$0.02	$4.81
Net income available to PLC’s common shareowners—basic					$0.02	$4.81
Average shares outstanding—basic					80,452,848	80,065,217
Net income from continuing operations—diluted					$0.02	$4.73
Net income available to PLC’s common shareowners—diluted					$0.02	$4.73
Average shares outstanding—diluted					81,759,287	81,375,496
Cash dividends paid					$—	$0.92
Total Protective Life Corporation’s Shareowners’ Equity					$68.49	$62.58

	Successor Company				Predecessor Company
	As of December 31,				As of December 31,
	2018	2017	2016	2015	2014
	(Dollars In Thousands)				(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$89,938,754	$79,634,767	$75,003,379	$68,488,697	$70,480,306
Total stable value products and annuity account balances	18,954,812	15,619,561	14,143,751	12,851,684	12,910,217
Non-recourse funding obligations	2,632,497	2,747,477	2,796,474	685,684	582,404
Debt	1,101,827	945,052	1,163,285	1,588,806	1,300,000
Subordinated debt	605,426	495,289	441,202	448,763	540,593
Total shareowner’s equity	5,767,734	7,127,199	5,471,521	4,581,224	4,964,884

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
Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. We have an additional reporting segment referred to as Corporate and Other.

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

RECENT SIGNIFICANT TRANSACTIONS
The Lincoln National Life Insurance Company

On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed the acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of PLICO, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million. All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.
Great-West Life & Annuity Insurance Company
On January 23, 2019, PLICO entered into a Master Transaction Agreement (the “ GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which PLICO will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”). Pursuant to the GWL&A Master Transaction Agreement, PLICO and PLAIC, will enter into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the Reinsurance Agreements, the Sellers will cede to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. To support its obligations under the Reinsurance Agreements, PLICO will establish trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC will establish a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by the Company.
The Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the Reinsurance Agreements and related ancillary documents. The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties and covenants.

RISKS AND UNCERTAINTIES
The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:
General

•	we are controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business;

•
exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics, malicious acts, cyber attacks, terrorist acts, and climate change, which could adversely affect our operations and results;

•
a disruption or cyber attack affecting the electronic, communication and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect our business, financial condition, and results of operations;

•
confidential information maintained in the systems of the Company or other parties upon which we rely could be compromised or misappropriated as a result of security breaches or other related lapses or incidents, damaging our business and reputation and adversely affecting our financial condition and results of operations;

•	our results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates;

•	we may not realize our anticipated financial results from our acquisitions strategy;

•	we may experience competition in our acquisition segment;

•
assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect us;

•	we are dependent on the performance of others;

•	our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;

•	our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial condition;

•	events that damage our reputation or the reputation of our industry could adversely impact our business, results of operations, or financial condition;

•	we may not be able to protect our intellectual property and may be subject to infringement claims;

•	developments in technology may impact our business;
Financial Environment

•	interest rate fluctuations and sustained periods of low or high interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;

•	our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

•	credit market volatility or disruption could adversely impact the Company’s financial condition or results from operations;

•	disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity and financial needs;

•	equity market volatility could negatively impact our business;

•	our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

•	our ability to grow depends in large part upon the continued availability of capital;

•	we could be forced to sell investments at a loss to cover policyholder withdrawals;

•	difficult general economic conditions could materially adversely affect our business and results of operations;

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

•
new and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities or life insurance products may have a material adverse impact on our ability to sell annuities and other products and to retain in-force business and on our financial condition or results of operations;

•
we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with our business operations;

•	changes to tax law, or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

•	financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;

•	the financial services and insurance industries are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;

•	new accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us;

•
if our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition;

•	use of reinsurance introduces variability in our statements of income;

•	our reinsurers could fail to meet assumed obligations, increase rates, terminate agreements or be subject to adverse developments that could affect us;

•	our policy claims fluctuate from period to period resulting in earnings volatility;

•	we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability; and

•	our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.
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
Fair value of financial instruments—the Financial Accounting Standards Board (“FASB”) guidance defines fair value for accounting principles generally accepted in the United States of America (“GAAP”) and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.
Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2018, $1.2 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.
For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2018, we did not adjust any prices received from independent brokers.
Derivatives —We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2018, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $375.8 million and $755.5 million, respectively. Of those derivative assets and liabilities, $112.3 million and $629.9 million, respectively, were Level 3 fair values determined by quantitative models.
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
Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 5, Investment Operations, to the consolidated financial statements. As of December 31, 2018, we held $50.3 billion of available-for-sale investments, including $40.0 billion in investments with a gross unrealized loss of $2.8 billion, and $2.6 billion of held-to-maturity investments with a gross unrecognized holding loss of $86.3 million.
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
Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2018, our third party reinsurance receivables amounted to $4.8 billion. These amounts include ceded reserve balances and ceded benefit payments.
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
Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumption changes generally do not affect current results. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated for universal life products, changes are reflected in the income statement as part of an “unlocking” process. During the year ended December 31, 2018, we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an approximate $31.5 million unfavorable impact.
Deferred Acquisition Costs and Value of Business Acquired—In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 7.1%. VOBA is subject to annual recoverability testing.
We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. Some examples of acquisition costs that are subject to deferral include commissions, underwriting testing fees, certain direct underwriting costs, and premium taxes. The determination of which costs are deferrable must be made on a contract-level basis. (All other acquisition-related costs, including market research, administration, management of distribution and underwriting functions, and product development, are considered non-deferrable acquisition costs and must be expensed in the period incurred.) The recovery of the deferred costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2018, we had a deferred acquisition costs (“DAC”) and VOBA asset of $3.0 billion.
We periodically review and update as appropriate our key assumptions on certain life and annuity products including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses.
Goodwill—Accounting for goodwill requires an estimate of the future profitability of the associated lines of business within our operating segments to assess the recoverability of the capitalized goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we first determine through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of segment goodwill is more likely than not then no other specific quantitative impairment testing is required.

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

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of our reporting units below its carrying amount. During the fourth quarter of 2018, we performed our annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2018 and determined that there was no indication that our segment goodwill was more likely than not impaired and no adjustment to impair goodwill was necessary. We have assessed whether events have occurred subsequent to October 1, 2018 that would impact our conclusion and no such events were identified. As of December 31, 2018, we increased our goodwill balance by approximately $32.0 million. Refer to Note 1, Basis of Presentation for additional information. As of December 31, 2018, we had goodwill of $825.5 million.
Insurance Liabilities and Reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, premium payment patterns, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. As of December 31, 2018, we had total policy liabilities and accruals of $42.8 billion.
Guaranteed Minimum Death Benefits—We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. A portion of our GMDB benefits are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2018, the GMDB reserve was $44.3 million.
Guaranteed Living Withdrawal Benefits—We establish reserves for guaranteed living withdrawal benefits (“GLWB”) on our VA products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the

Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2018, our net GLWB liability held was $184.1 million.
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
Deferred Taxes and Uncertain Tax Positions—Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to net unrealized gains (losses), deferred policy acquisition costs and value of business acquired, and future policy benefits and claims. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We recognized the provisional tax impacts related to the revaluation of deferred tax assets and included these amounts in our consolidated financial statements for the year ended December 31, 2017 and disclosed such items which may have been recorded on a provisional basis. The final accounting was completed on December 22, 2018 and any adjustments to these provisional amounts are included in our consolidated financial statements for the year ended December 31, 2018.
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

RESULTS OF OPERATIONS
Our management and Board of Directors analyzes and assesses the operating performance of each segment using “pre-tax adjusted operating income (loss)” and “after-tax adjusted operating income (loss)”. Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting “income (loss) before income tax,” by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.

After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017 a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% was used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in our effective income tax rate.
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
We periodically review and update as appropriate our key assumptions used to measure certain balances related to insurance products, including future mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, interest rates, and separate account fund returns. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses. Assumptions may be updated as part of our annual assumption review process, as well as during our quarterly update of historical business activity. This periodic review and updating of assumptions is collectively referred to as “unlocking.” When referring to unlocking the reference is to changes in all balance sheet components associated with these changes. The adjustments associated with unlocking can create significant variability from period to period in the profitability of certain of the Company’s operating segments.

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Adjusted Operating Income (Loss)
Life Marketing	$(19,376)	$50,778	$39,745
Acquisitions	282,715	249,749	260,511
Annuities	167,186	213,080	213,293
Stable Value Products	102,328	105,261	61,294
Asset Protection	29,911	24,356	16,487
Corporate and Other	(84,229)	(136,332)	(87,961)
Pre-tax adjusted operating income	478,535	506,892	503,369
Realized (losses) gains on investments and derivatives	(95,517)	(71,835)	90,628
Income before income tax	383,018	435,057	593,997
Income tax expense (benefit)	80,657	(671,475)	200,968
Net income	$302,361	$1,106,532	$393,029

Pre-tax adjusted operating income	$478,535	$506,892	$503,369
Adjusted operating income tax (expense) benefit	(100,716)	646,333	(169,248)
After-tax adjusted operating income	377,819	1,153,225	334,121
Realized (losses) gains on investments and derivatives	(95,517)	(71,835)	90,628
Income tax benefit (expense) on adjustments	20,059	25,142	(31,720)
Net income	$302,361	$1,106,532	$393,029

Realized investment (losses) gains:
Derivative financial instruments	$60,988	$(305,828)	$(40,288)
All other investments	(223,649)	121,428	90,659
Net impairment losses recognized in earnings	(29,724)	(11,742)	(17,748)
Less: related amortization(1)	(11,856)	(39,480)	24,360
Less: VA GLWB economic cost	(85,012)	(84,827)	(82,365)
Realized (losses) gains on investments and derivatives	$(95,517)	$(71,835)	$90,628

(1)	Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
For The Year Ended December 31, 2018, as compared to The Year Ended December 31, 2017
Net income for the year ended December 31, 2018 was $302.4 million which was a decrease of $804.2 million. The decrease in net income was primarily driven by an unfavorable change in income taxes of $752.1 million which was driven by the change in the corporate tax rate in 2017. Pre-tax adjusted operating income was $478.5 million which was a decrease of $28.4 million. The decrease in pre-tax adjusted operating income consisted of a decrease of $70.2 million in the Life Marketing segment, a decrease of $45.9 million in the Annuities segment, and a decrease of $2.9 million in the Stable Value Products segment. These decreases were partially offset by an increase of $33.0 million in the Acquisitions segment, an increase of $5.6 million in the Asset Protection segment, and an increase of $52.0 million in the Corporate and Other segment.
Net realized losses on investments and derivatives for the year ended December 31, 2018 was $95.5 million. These losses were primarily due to net impairments of $29.7 million, equity securities losses of $49.0 million, and net losses on VA GLWB derivatives (after adjusting for economic cost and amortization) of $16.6 million. Our net impairments of $29.7 million were driven by impairments in the utility sector. The equity securities losses of $49.0 million were primarily driven by the overall decline in market prices during the period. The net losses on VA GLWB derivatives included a $25.8 million loss related to variations in actual sub-account fund performance from the indices included in our hedging program and a $8.5 million loss from changes to policyholder assumptions which was partially offset by a $17.2 million gain related to an increase in our non-performance risk during the period.

•
Life Marketing segment pre-tax adjusted operating loss was $19.4 million for the year ended December 31, 2018, representing a decrease of $70.2 million from the year ended December 31, 2017. The decrease was primarily due to the impact of unlocking, higher reinsurance costs, and higher life claims for the year ended December 31, 2018, as compared to the prior year. The segment recorded an unfavorable $28.9 million of unlocking for the year ended December 31, 2018, as compared to an unfavorable $4.0 million of unlocking for the year ended December 31, 2017.

•
Acquisitions segment pre-tax adjusted operating income was $282.7 million for the year ended December 31, 2018, an increase of $33.0 million as compared to the year ended December 31, 2017, primarily due to the favorable impact of $51.3 million from the Liberty reinsurance transaction completed on May 1, 2018, partly offset by the expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $167.2 million for the year ended December 31, 2018, as compared to $213.1 million for the year ended December 31, 2017, a decrease of $45.9 million, or 21.5%. This variance was primarily the result of unfavorable unlocking, an unfavorable change in guaranteed benefit reserves, and lower VA fee income, partially offset by a favorable change in single premium immediate annuities (“SPIA”) mortality. Segment results were negatively impacted by $25.0 million of unfavorable unlocking for the year ended December 31, 2018, as compared to $16.5 million of favorable unlocking for the year ended December 31, 2017.

•
Stable Value Products pre-tax adjusted operating income was $102.3 million and decreased $2.9 million, or 2.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease in adjusted operating earnings primarily resulted from lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the year ended December 31, 2018, was $26.3 million as compared to $33.5 million for the year ended December 31, 2017. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the year ended December 31, 2018, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $29.9 million, representing an increase of $5.6 million, or 22.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contract earnings increased $4.8 million primarily due to favorable loss ratios and higher investment income. Earnings from GAP and credit insurance product lines increased $0.1 million and $0.7 million, respectively, primarily due to lower expenses, somewhat offset by lower volume and higher loss ratios.

•
The Corporate and Other segment’s pre-tax adjusted operating loss was $84.2 million for the year ended December 31, 2018, as compared to an adjusted pre-tax operating loss of $136.3 million for the year ended December 31, 2017. The decrease in operating loss is primarily attributable to a decrease in corporate overhead expenses and an increase in investment income.

For The Year Ended December 31, 2017, as compared to The Year Ended December 31, 2016
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

•
Stable Value Products pre-tax adjusted operating income was $105.3 million and increased $44.0 million, or 71.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in adjusted operating earnings primarily resulted from an increase in participating mortgage income and higher average account values. Participating mortgage income for the year ended December 31, 2017, was $33.5 million as compared to $11.0 million for the year ended December 31, 2016. The adjusted operating spread, which excludes participating income, decreased by 8 basis points for the year ended December 31, 2017, from the prior year, due primarily to an increase in credited interest.

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

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,917,190	$1,855,075	$1,772,523
Reinsurance ceded	(873,962)	(843,164)	(800,276)
Net premiums and policy fees	1,043,228	1,011,911	972,247
Net investment income	551,781	553,999	525,495
Other income	126,012	112,855	111,292
Total operating revenues	1,721,021	1,678,765	1,609,034
Realized gains (losses)—investments	(34,212)	(6,291)	5,679
Realized gains (losses)—derivatives	2,986	(5,356)	13,135
Total revenues	1,689,795	1,667,118	1,627,848
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,424,632	1,330,031	1,261,231
Amortization of DAC/VOBA	118,419	119,164	130,560
Other operating expenses	197,346	178,792	177,498
Operating benefits and expenses	1,740,397	1,627,987	1,569,289
Amortization related to benefits and settlement expenses	(12,631)	(10,893)	6,613
Amortization of DAC/VOBA related to realized gains (losses)—investments	(1,502)	1,589	148
Total benefits and expenses	1,726,264	1,618,683	1,576,050
INCOME (LOSS) BEFORE INCOME TAX	(36,469)	48,435	51,798
Less: realized gains (losses)	(31,226)	(11,647)	18,814
Less: amortization related to benefits and settlement expenses	12,631	10,893	(6,613)
Less: related amortization of DAC/VOBA	1,502	(1,589)	(148)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(19,376)	$50,778	$39,745

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Sales By Product(1)
Traditional	$51,505	$8,065	$1,035
Universal life	116,746	164,074	168,671
BOLI	—	—	—
	$168,251	$172,139	$169,706
Sales By Distribution Channel
Traditional brokerage	$145,280	$147,023	$146,062
Institutional	14,064	16,291	16,294
Direct	8,907	8,825	7,350
	$168,251	$172,139	$169,706
Average Life Insurance In-force(2)
Traditional	$350,398,022	$346,134,076	$361,976,539
Universal life	278,191,468	253,282,098	215,333,069
	$628,589,490	$599,416,174	$577,309,608
Average Account Values
Universal life	$7,752,076	$7,626,868	$7,449,470
Variable universal life	762,812	718,890	624,022
	$8,514,888	$8,345,758	$8,073,492

(1)
Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.

(2)	Amounts are not adjusted for reinsurance ceded.
Operating Expenses Detail
Other operating expenses for the segment were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Insurance companies:
First year commissions	$192,435	$197,815	$196,375
Renewal commissions	41,314	39,931	38,089
First year ceding allowances	(709)	(2,244)	(3,556)
Renewal ceding allowances	(175,261)	(185,255)	(165,614)
General & administrative	223,663	228,960	213,879
Taxes, licenses, and fees	39,044	36,045	33,068
Other operating expenses incurred	320,486	315,252	312,241
Less: commissions, allowances and expenses capitalized	(250,728)	(254,375)	(246,738)
Other insurance company operating expenses	69,758	60,877	65,503
Distribution companies:
Commissions	88,977	84,458	79,299
Other operating expenses	38,611	33,457	32,696
Other distribution company operating expenses	127,588	117,915	111,995
Other operating expenses	$197,346	$178,792	$177,498

For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating loss was $19.4 million for the year ended December 31, 2018, representing a decrease of $70.2 million from the year ended December 31, 2017. The decrease was primarily due to the impact of unlocking, higher reinsurance costs, and higher life claims for the year ended December 31, 2018, as compared to the prior year. The segment recorded an unfavorable $28.9 million of unlocking for the year ended December 31, 2018, as compared to an unfavorable $4.0 million of unlocking for the year ended December 31, 2017.
Operating revenues
Total operating revenues for the year ended December 31, 2018, increased $42.3 million, or 2.5%, as compared to the year ended December 31, 2017. This increase was driven by higher premiums and policy fees and distribution company revenue.
Net premiums and policy fees
Net premiums and policy fees increased by $31.3 million, or 3.1%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to an increase in policy fees associated with continued growth in universal life business, as well as increases in traditional life premiums.
Net investment income
Net investment income in the segment decreased $2.2 million, or 0.4%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017 driven by lower traditional life and distribution company investment income of $5.7 million and $4.2 million, respectively, offset in part by higher universal life investment income of $8.8 million.
Other income
Other income increased $13.2 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to higher revenue in the segment’s non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $94.6 million, or 7.1%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, driven by unlocking and an increase in claims. For the year ended December 31, 2018, universal life unlocking increased policy benefits and settlement expenses $23.6 million, as compared to an increase of $8.6 million for the year ended December 31, 2017.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $0.7 million, or 0.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to lower VOBA amortization in the traditional life blocks, partially offset by higher VOBA amortization in the universal life block. For the year ended December 31, 2018, universal life unlocking increased amortization $5.3 million, as compared to a decrease of $4.6 million for the year ended December 31, 2017.
Other operating expenses
Other operating expenses increased $18.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was driven by lower ceding allowances and higher new business costs after capitalization.
Sales
Sales for the segment decreased $3.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to lower sales in the universal life block, offset by higher traditional life sales. The change between products was due in part to a shift in sales focus from a product within the universal life block to a new term life product.
For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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

Impact of Reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(873,962)	$(843,164)	$(800,276)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(805,951)	(710,959)	(776,507)
Amortization of DAC/VOBA	(5,609)	(5,533)	(6,048)
Other operating expenses(1)	(168,583)	(180,435)	(161,352)
Total benefits and expenses	(980,143)	(896,927)	(943,907)
NET IMPACT OF REINSURANCE	$106,181	$53,763	$143,631

Allowances received	$(175,970)	$(187,499)	$(169,170)
Less: Amount deferred	7,387	7,064	7,818
Allowances recognized (ceded other operating expenses)(1)	$(168,583)	$(180,435)	$(161,352)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 265% to 480%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
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
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
The higher ceded premium and policy fees for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was caused primarily by higher universal life policy fees of $66.0 million, partially offset by lower ceded traditional life premiums of $35.3 million.
Ceded benefits and settlement expenses were higher for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to higher ceded claims, partly offset by lower ceded traditional life reserves. Universal life and traditional life ceded claims were $99.4 million and $11.5 million higher, respectively, as compared to the year ended December 31, 2017. Traditional life ceded reserves decreased $28.4 million as compared to the year ended December 31, 2017.
Ceded amortization of DAC and VOBA increased slightly for the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.

For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,270,045	$1,113,355	$1,180,376
Reinsurance ceded	(317,730)	(328,167)	(348,293)
Net premiums and policy fees	952,315	785,188	832,083
Net investment income	1,108,218	752,520	764,571
Other income	14,313	11,423	10,805
Total operating revenues	2,074,846	1,549,131	1,607,459
Realized gains (losses)—investments	(215,199)	121,036	69,018
Realized gains (losses)—derivatives	167,548	(101,084)	(460)
Total revenues	2,027,195	1,569,083	1,676,017
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,629,590	1,195,105	1,220,674
Amortization of VOBA	18,843	(6,330)	8,218
Other operating expenses	143,698	110,607	118,056
Operating benefits and expenses	1,792,131	1,299,382	1,346,948
Amortization related to benefits and settlement expenses	7,107	8,979	11,467
Amortization of VOBA related to realized gains (losses)—investments	(153)	(609)	(40)
Total benefits and expenses	1,799,085	1,307,752	1,358,375
INCOME BEFORE INCOME TAX	228,110	261,331	317,642
Less: realized gains (losses)	(47,651)	19,952	68,558
Less: amortization related to benefits and settlement expenses	(7,107)	(8,979)	(11,467)
Less: related amortization of VOBA	153	609	40
PRE-TAX ADJUSTED OPERATING INCOME	$282,715	$249,749	$260,511

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$226,695,252	$227,487,175	$233,303,794
Universal life	30,153,143	27,473,477	29,598,014
	$256,848,395	$254,960,652	$262,901,808
Average Account Values
Universal life	$6,643,469	$4,199,568	$4,267,697
Fixed annuity(2)	8,736,331	3,538,204	3,560,389
Variable annuity	1,176,023	1,189,695	1,181,332
	$16,555,823	$8,927,467	$9,009,418
Interest Spread— Fixed Annuities
Net investment income yield	4.18%	4.07%	3.97%
Interest credited to policyholders	3.55	3.28	3.27
Interest spread(3)	0.63%	0.79%	0.70%

(1)	Amounts are not adjusted for reinsurance ceded.

(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)	Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For the Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $282.7 million for the year ended December 31, 2018, an increase of $33.0 million as compared to the year ended December 31, 2017, primarily due to the favorable impact of $51.3 million from the Liberty reinsurance transaction completed on May 1, 2018, partly offset by the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees increased $167.1 million, or 21.3%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the premiums associated with the Liberty reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $355.7 million, 47.3%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to the $374.4 million impact of the Liberty reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.
Total benefits and expenses
Total benefits and expenses increased $491.3 million, or 37.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase was primarily due to the Liberty reinsurance transaction, which increased benefits and expenses $528.3 million. This was partly offset by the expected runoff of the in-force blocks of business.
For the Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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
Impact of Reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(317,730)	$(328,167)	$(348,293)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(267,998)	(275,698)	(276,947)
Amortization of VOBA	(635)	(580)	(438)
Other operating expenses	(35,940)	(40,005)	(43,463)
Total benefits and expenses	(304,573)	(316,283)	(320,848)

NET IMPACT OF REINSURANCE(1)	$(13,157)	$(11,884)	$(27,445)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.
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
The net impact of reinsurance was less favorable by $1.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to lower ceded benefits and expenses partly offset by lower ceded revenue. For the year ended December 31, 2018, ceded revenues decreased by $10.4 million, while ceded benefits and expenses decreased by $11.7 million primarily due to lower benefit and settlement expenses.

The net impact of reinsurance was more favorable by $15.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to lower ceded revenues. For the year ended December 31, 2017, ceded revenues decreased by $20.1 million, while ceded benefits and expenses decreased by $4.6 million primarily due to lower operating expenses.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$148,033	$152,701	$146,458
Reinsurance ceded	—	—	—
Net premiums and policy fees	148,033	152,701	146,458
Net investment income	340,685	321,844	322,608
Realized gains (losses)—derivatives	(85,012)	(84,827)	(82,365)
Other income	170,189	173,247	163,898
Total operating revenues	573,895	562,965	550,599
Realized gains (losses)—investments	(4,294)	28	(4,241)
Realized gains (losses)—derivatives, net of economic cost	(23,679)	(112,687)	28,576
Total revenues	545,922	450,306	574,934
BENEFITS AND EXPENSES
Benefits and settlement expenses	227,229	212,533	213,181
Amortization of DAC and VOBA	28,426	(11,829)	(16,284)
Other operating expenses	151,054	149,181	140,409
Operating benefits and expenses	406,709	349,885	337,306
Amortization related to benefits and settlement expenses	(525)	4,096	919
Amortization of DAC/VOBA related to realized gains (losses)—investments	(4,152)	(42,642)	5,253
Total benefits and expenses	402,032	311,339	343,478
INCOME BEFORE INCOME TAX	143,890	138,967	231,456
Less: realized gains (losses)—investments	(4,294)	28	(4,241)
Less: realized gains (losses)—derivatives, net of economic cost	(23,679)	(112,687)	28,576
Less: amortization related to benefits and settlement expenses	525	(4,096)	(919)
Less: related amortization of DAC/VOBA	4,152	42,642	(5,253)
PRE-TAX ADJUSTED OPERATING INCOME	$167,186	$213,080	$213,293

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$2,139,616	$1,130,843	$726,640
Variable annuity	298,314	426,353	593,409
	$2,437,930	$1,557,196	$1,320,049
Average Account Values
Fixed annuity(2)	$9,018,539	$8,245,382	$8,191,841
Variable annuity	12,820,420	13,050,411	12,328,057
	$21,838,959	$21,295,793	$20,519,898
Interest Spread—Fixed Annuities(2)
Net investment income yield	3.64%	3.67%	3.69%
Interest credited to policyholders	2.50	2.54	2.65
Interest spread(3)	1.14%	1.13%	1.04%

(1)	Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.

(2)	Includes general account balances held within VA products.

(3)	Interest spread on average general account values.

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(25,473)	$26,015	$(3,450)
Equity futures	(88,208)	(91,776)	(106,431)
Currency futures	10,275	(23,176)	33,836
Equity options	38,083	(94,791)	(60,962)
Interest rate swaptions	(14)	(2,490)	(1,161)
Interest rate swaps	(45,185)	27,981	20,420
Total return swaps	77,225	(32,240)	—
Embedded derivative - GLWB(1)	(72,313)	3,614	68,056
Total derivatives related to VA contracts	(105,610)	(186,863)	(49,692)
Derivatives related to FIA contracts:
Embedded derivative	35,397	(55,878)	(16,494)
Equity futures	330	642	4,248
Volatility futures	—	—	—
Equity options	(38,885)	44,585	8,149
Total derivatives related to FIA contracts	(3,158)	(10,651)	(4,097)
Other	77	—	—
Economic cost - VA GLWB(2)	85,012	84,827	82,365
Realized gains (losses) - derivatives, net of economic cost	$(23,679)	$(112,687)	$28,576

(1)	Includes impact of nonperformance risk of $46.3 million, $(41.6) million, and $9.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)
Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of December 31,
	2018	2017
	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$274,399	$72,825
GMDB Reserves	39,240	30,944
GLWB and GMAB Reserves	184,071	111,760
Account value subject to GLWB rider	8,399,300	9,718,263
GLWB Benefit Base	10,265,545	10,560,893
GMAB Benefit Base	1,238	3,298
S&P 500® Index	2,507	2,674

(1)	Guaranteed benefits in excess of contract holder account balance.
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $167.2 million for the year ended December 31, 2018, as compared to $213.1 million for the year ended December 31, 2017, a decrease of $45.9 million, or 21.5%. This variance was primarily the result of unfavorable unlocking, an unfavorable change in guaranteed benefit reserves, and lower VA fee income, partially offset by a favorable change in SPIA mortality. Segment results were negatively impacted by $25.0 million of unfavorable unlocking for the year ended December 31, 2018, as compared to $16.5 million of favorable unlocking for the year ended December 31, 2017.
Operating revenues
Segment operating revenues increased $10.9 million, or 1.9%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to higher investment income, partially offset by lower policy fees and other income from the VA line of business. Average fixed account balances increased 9.4% and average variable account balances decreased 1.8% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Benefits and settlement expenses
Benefits and settlement expenses increased $14.7 million, or 6.9%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was primarily the result of higher credited interest, an unfavorable change in guaranteed benefit reserves, and unfavorable unlocking, partially offset by a favorable change in SPIA mortality. Included in benefits and settlement expenses was $3.4 million of unfavorable unlocking for the year ended December 31, 2018, as compared to $0.2 million of favorable unlocking for the year ended December 31, 2017.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $40.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The unfavorable changes in DAC and VOBA amortization were primarily due to an unfavorable change in unlocking which was $21.6 million unfavorable for the year ended December 31, 2018, as compared to $16.3 million favorable for the year ended December 31, 2017.
Other operating expenses
Other operating expenses increased $1.9 million, or 1.3%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was the result of higher non-deferred acquisition costs, partially offset by lower non-deferred maintenance and overhead, and commission expenses.
Sales
Total sales increased $880.7 million, or 56.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Sales of variable annuities decreased $128.0 million, or 30.0% for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities increased by $1.0 billion, or 89.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to an increase in single premium deferred annuities (“SPDA”) sales.
For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Net investment income	$217,778	$186,576	$107,010
Other income	296	24	229
Total operating revenues	218,074	186,600	107,239
Realized gains (losses)	1,427	3,406	7,341
Total revenues	219,501	190,006	114,580
BENEFITS AND EXPENSES
Benefits and settlement expenses	109,747	74,578	41,736
Amortization of DAC	3,201	2,354	1,176
Other operating expenses	2,798	4,407	3,033
Total benefits and expenses	115,746	81,339	45,945
INCOME BEFORE INCOME TAX	103,755	108,667	68,635
Less: realized gains (losses)	1,427	3,406	7,341
PRE-TAX ADJUSTED OPERATING INCOME	$102,328	$105,261	$61,294
The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Sales(1)
GIC	$88,500	$115,500	$189,800
GFA	1,250,000	1,650,000	1,667,178
	$1,338,500	$1,765,500	$1,856,978

Average Account Values	$4,946,953	$4,143,568	$2,753,636
Ending Account Values	$5,234,731	$4,698,371	$3,501,636

Operating Spread
Net investment income yield	4.40%	4.50%	3.96%
Other income yield	—	—	0.01
Interest credited	2.21	1.79	1.53
Operating expenses	0.12	0.16	0.15
Operating spread	2.07%	2.55%	2.29%

Adjusted operating spread(2)	1.54%	1.74%	1.82%

(1)	Sales are measured at the time the purchase payments are received.

(2)	Excludes participating mortgage loan income.
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $102.3 million and decreased $2.9 million, or 2.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease in adjusted operating earnings primarily resulted from lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the year ended December 31, 2018, was $26.3 million as compared to $33.5 million for the year ended December 31, 2017. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the year ended December 31, 2018, from the prior year, due primarily to an increase in credited interest.

For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $105.3 million and increased $44.0 million, or 71.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in adjusted operating earnings primarily resulted from an increase in participating mortgage income and higher average account values. Participating mortgage income for the year ended December 31, 2017, was $33.5 million as compared to $11.0 million for the year ended December 31, 2016. The adjusted operating spread, which excludes participating income, decreased by 8 basis points for the year ended December 31, 2017, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$332,864	$343,489	$294,588
Reinsurance ceded	(192,734)	(189,323)	(165,901)
Net premiums and policy fees	140,130	154,166	128,687
Net investment income	30,457	27,325	22,082
Other income	139,656	146,083	118,376
Realized gains (losses)	—	(1)	—
Total operating revenues	310,243	327,573	269,145
BENEFITS AND EXPENSES
Benefits and settlement expenses	113,073	126,459	106,668
Amortization of DAC/VOBA	62,726	16,524	20,033
Other operating expenses	104,533	160,235	125,957
Total benefits and expenses	280,332	303,218	252,658
INCOME BEFORE INCOME TAX	29,911	24,355	16,487
Less: realized gains (losses) - investments	—	(1)	—
PRE-TAX ADJUSTED OPERATING INCOME	$29,911	$24,356	$16,487
The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Sales(1)
Credit insurance	$11,782	$15,292	$21,310
Service contracts	403,661	414,290	378,183
GAP	66,748	109,533	104,104
	$482,191	$539,115	$503,597
Loss Ratios(2)
Credit insurance	27.2%	20.5%	32.1%
Service contracts	58.1	62.6	76.2
GAP	134.7	121.9	109.0

(1)	Sales are based on the amount of single premiums and fees received

(2)	Incurred claims as a percentage of earned premiums
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax adjusted operating income
Asset Protection segment pre-tax adjusted operating income was $29.9 million, representing an increase of $5.6 million, or 22.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contract earnings increased $4.8 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP and credit insurance product lines increased $0.1 million and $0.7 million, respectively, primarily due to lower expenses, somewhat offset by lower volume and higher loss ratios.

Net premiums and policy fees
Net premiums and policy fees decreased $14.0 million, or 9.1%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. GAP premiums decreased $13.6 million and credit insurance premiums decreased $2.7 million as a result of lower sales. The decrease was partly offset by an increase in service contract premiums of $2.3 million.
Other income
Other income decreased $6.4 million, or 4.4%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The change was primarily due to lower volume and the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Benefits and settlement expenses
Benefits and settlement expenses decreased $13.4 million, or 10.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. GAP claims decreased $10.8 million due to lower volume. Service contract claims decreased $2.6 million primarily due to lower loss ratios. Credit insurance claims were consistent with the prior year.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA increased $46.2 million and other operating expenses decreased $55.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The change was primarily due to the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Sales
Total segment sales decreased $56.9 million, or 10.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. GAP sales decreased $42.8 million due to discontinuing the relationship with a significant distribution partner. Service contract sales decreased $10.6 million due to lower volume resulting from the impact of previous price increases. Credit insurance sales decreased $3.5 million due to decreasing demand for the product.
For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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
Sales
Total segment sales increased $35.5 million, or 7.1%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract sales increased $36.1 million due to additional volume provided by US Warranty.

GAP sales increased $5.4 million due to additional volume provided by US Warranty. Credit insurance sales decreased $6.0 million due to decreasing demand for the product.
Reinsurance
The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis generally at 100% to limit the segment’s exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve the Asset Protection segment from obligations to policyholders. The Asset Protection segment also carries a catastrophic reinsurance policy for the GAP program. Losses incurred as a result of the recent hurricanes are covered under this policy. The Asset Protective segment believes losses from these catastrophes, net of reinsurance, will have an immaterial impact on the segment’s results of operations. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(192,734)	$(189,323)	$(165,901)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(83,005)	(80,439)	(72,742)
Amortization of DAC/VOBA	(4,160)	(3,216)	(1,870)
Other operating expenses	(699)	(3,685)	(4,745)
Total benefits and expenses	(87,864)	(87,340)	(79,357)

NET IMPACT OF REINSURANCE(1)	$(104,870)	$(101,983)	$(86,544)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Reinsurance premiums ceded increased $3.4 million, or 1.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contract ceded premiums increased $6.4 million, or 4.2%. GAP ceded premiums decreased $1.7 million, or 7.1%. Ceded premiums in the credit line decreased $1.3 million, or 9.8%.

Benefits and settlement expenses ceded increased $2.6 million, or 3.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase was primarily due to higher ceded losses in the service contract product line somewhat offset by lower ceded losses in the GAP product line as a result of Hurricane Harvey claims incurred in 2017.

Amortization of DAC and VOBA ceded was $0.9 million, or 29.4%, higher for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to increases in all product lines. Other operating expenses were $3.0 million lower for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to decreases in all product lines.

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact to the Asset Protection segment and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.
For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact to the Asset Protection segment and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$12,713	$12,799	$13,986
Reinsurance ceded	(515)	(81)	(246)
Net premiums and policy fees	12,198	12,718	13,740
Net investment income	234,831	209,324	200,690
Other income	3,219	3,030	11,053
Total operating revenues	250,248	225,072	225,483
Realized gains (losses)—investments	(1,095)	(8,492)	(4,886)
Realized gains (losses)—derivatives	(855)	(1,874)	826
Total revenues	248,298	214,706	221,423
BENEFITS AND EXPENSES
Benefits and settlement expenses	17,647	16,382	17,946
Amortization of DAC/VOBA	—	—	—
Other operating expenses	316,830	345,022	295,498
Total benefits and expenses	334,477	361,404	313,444
INCOME (LOSS) BEFORE INCOME TAX	(86,179)	(146,698)	(92,021)
Less: realized gains (losses)—investments	(1,095)	(8,492)	(4,886)
Less: realized gains (losses)—derivatives	(855)	(1,874)	826
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(84,229)	$(136,332)	$(87,961)
For The Year Ended December 31, 2018, as compared to The Year Ended December 31, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $84.2 million for the year ended December 31, 2018, as compared to an adjusted pre-tax operating loss of $136.3 million for the year ended December 31, 2017. The decrease in operating loss is primarily attributable to a decrease in corporate overhead expenses and an increase in investment income.

Operating revenues
Net investment income for the segment increased $25.5 million, or 12.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in net investment income was primarily due to an increase in invested assets and investment yields.
Other income
Other income increased $0.2 million or 6.2% for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in other income is considered immaterial and can fluctuate year over year.

Total benefits and expenses

Total benefits and expenses decreased $26.9 million or 7.5%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Other operating expenses were higher during the year ended December 31, 2017, as certain compensation expenses were elevated due to the positive impact on performance metrics as a result of tax reform. This decrease was partially offset by increased interest expense during the year ended December 31, 2018.
For The Year Ended December 31, 2017, as compared to The Year Ended December 31, 2016
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

CONSOLIDATED INVESTMENTS
As of December 31, 2018, our investment portfolio was approximately $66.1 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $49.5 billion, or 90.8%, of our fixed maturities as “available-for-sale” as of December 31, 2018. These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities, are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.4 billion, or 4.4%, of our fixed maturities and $30.9 million of short-term investments as of December 31, 2018. The change in fair value of the trading portfolio is passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.6 billion, or 4.8%, of our fixed maturities as “held-to-maturity” as of December 31, 2018. These securities are carried at amortized cost on our consolidated balance sheets.
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
The following table presents the reported values of our invested assets:

	As of December 31,
	2018		2017
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2018 - $40,496,617; 2017 - $30,880,196)	$38,346,708	58.1%	$30,860,541	56.5%
Privately issued bonds (amortized cost: 2018 - $16,497,523; 2017 - $12,894,569)	16,097,386	24.3	12,939,997	23.7
Redeemable preferred stock (amortized cost: 2018 - $105,639; 2017 - $97,690)	94,079	0.1	94,418	0.1
Fixed maturities	54,538,173	82.5%	43,894,956	80.3%
Equity securities (cost: 2018 - $627,087; 2017 - $740,813)	595,884	0.9	754,360	1.4
Mortgage loans	7,724,733	11.7	6,817,723	12.5
Investment real estate	6,816	—	8,355	—
Policy loans	1,695,886	2.6	1,615,615	3.0
Other long-term investments	759,354	1.1	915,595	1.7
Short-term investments	807,283	1.2	615,210	1.1
Total investments	$66,128,129	100.0%	$54,621,814	100.0%
Included in the preceding table are $2.4 billion and $2.7 billion of fixed maturities and $30.9 million and $56.3 million of short-term investments classified as trading securities as of December 31, 2018 and 2017, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments
As of December 31, 2018, our fixed maturity investment holdings were approximately $54.5 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2018		2017
	(Dollars in Thousands)
AAA	$6,822,118	12.5%	$5,740,115	13.1%
AA	6,219,579	11.4	3,577,512	8.2
A	17,694,697	32.4	13,969,721	31.8
BBB	19,455,634	35.7	15,752,970	35.9
Below investment grade	1,712,671	3.2	2,135,734	4.8
Not rated(1)	2,633,474	4.8	2,718,904	6.2
	$54,538,173	100.0%	$43,894,956	100.0%

(1) Our “not rated” securities are $2.6 billion, or 4.8% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIE’s”) and are discussed in Note 5, Investment Operations, to the consolidated financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2018	2017
	(Dollars In Thousands)
Corporate securities	$37,786,661	$31,400,193
Residential mortgage-backed securities	3,853,426	2,586,906
Commercial mortgage-backed securities	2,484,009	2,036,626
Other asset-backed securities	1,551,800	1,387,646
U.S. government-related securities	1,699,299	1,250,486
Other government-related securities	560,171	351,207
States, municipals, and political subdivisions	3,875,254	2,068,570
Redeemable preferred stock	94,079	94,418
Securities issued by affiliates	2,633,474	2,718,904
Total fixed income portfolio	$54,538,173	$43,894,956

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2018	% Fair Value	As of December 31, 2017	% Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$5,260,725	9.6%	$4,301,821	9.8%
Other finance	255,445	0.5	60,697	0.1
Electric utility	4,550,917	8.3	3,977,035	9.1
Energy	4,064,340	7.5	4,009,926	9.1
Natural gas	829,685	1.5	736,626	1.7
Insurance	3,916,905	7.2	3,689,572	8.4
Communications	2,086,592	3.8	1,691,391	3.9
Basic industrial	1,744,853	3.2	1,629,349	3.7
Consumer noncyclical	5,217,111	9.6	3,816,011	8.7
Consumer cyclical	1,850,868	3.4	1,232,991	2.8
Finance companies	192,074	0.4	162,673	0.4
Capital goods	2,711,728	5.0	1,910,950	4.4
Transportation	1,669,627	3.1	1,210,272	2.8
Other industrial	382,138	0.7	239,368	0.5
Brokerage	999,554	1.8	921,295	2.1
Technology	1,908,823	3.5	1,756,746	4.0
Real estate	206,795	0.4	82,125	0.2
Other utility	32,560	0.1	65,763	0.1
Commercial mortgage-backed securities	2,484,009	4.6	2,036,626	4.6
Other asset-backed securities	1,551,800	2.8	1,387,646	3.2
Residential mortgage-backed non-agency securities	3,017,064	5.5	1,861,883	4.2
Residential mortgage-backed agency securities	836,362	1.5	725,023	1.7
U.S. government-related securities	1,699,299	3.1	1,250,486	2.8
Other government-related securities	560,171	1.0	351,207	0.8
State, municipals, and political divisions	3,875,254	7.1	2,068,570	4.7
Securities issued by affiliates	2,633,474	4.8	2,718,904	6.2
Total	$54,538,173	100.0%	$43,894,956	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2018	2017
	(Dollars In Thousands)
AAA	$301,155	$355,719
AA	299,438	277,984
A	798,691	911,490
BBB	872,613	890,101
Below investment grade	144,295	228,895
Total Modco trading fixed maturities	$2,416,192	$2,664,189

A portion of our bond portfolio is invested in RMBS, CMBS, and ABS. ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2018, were approximately $7.9 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorize the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of December 31, 2018 and 2017.

	As of December 31, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,900.5	$2,930.7	$—	$—	$1,398.8	$1,427.2	$533.3	$536.3	$4,832.6	$4,894.2
AA	2.9	2.9	0.2	0.2	543.1	562.7	209.8	207.2	756.0	773.0
A	837.9	846.6	19.0	19.0	503.5	509.9	671.1	687.5	2,031.5	2,063.0
BBB	3.7	3.7	3.1	3.1	38.6	38.5	99.5	100.4	144.9	145.7
Below	22.4	22.4	63.7	63.7	—	—	38.1	38.6	124.2	124.7
	$3,767.4	$3,806.3	$86.0	$86.0	$2,484.0	$2,538.3	$1,551.8	$1,570.0	$7,889.2	$8,000.6

Rating %
AAA	77.0%	77.0%	—%	—%	56.2%	56.2%	34.4%	34.1%	61.3%	61.1%
AA	0.1	0.1	0.3	0.3	21.9	22.2	13.5	13.2	9.6	9.7
A	22.2	22.2	22.1	22.1	20.3	20.1	43.2	43.8	25.7	25.8
BBB	0.1	0.1	3.6	3.6	1.6	1.5	6.4	6.4	1.8	1.8
Below	0.6	0.6	74.0	74.0	—	—	2.5	2.5	1.6	1.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,114.3	$1,121.7	$86.0	$86.0	$1,510.6	$1,538.9	$729.0	$730.7	$3,439.9	$3,477.3
2015	579.1	586.5	—	—	298.7	303.1	64.4	66.2	942.2	955.8
2016	340.6	348.2	—	—	441.0	460.1	227.5	230.0	1,009.1	1,038.3
2017	666.6	689.1	—	—	123.0	126.4	406.1	415.5	1,195.7	1,231.0
2018	1,066.8	1,060.8	—	—	110.7	109.8	124.8	127.6	1,302.3	1,298.2
Total	$3,767.4	$3,806.3	$86.0	$86.0	$2,484.0	$2,538.3	$1,551.8	$1,570.0	$7,889.2	$8,000.6

(1)Included in Residential Mortgage-Backed securities.

	As of December 31, 2017
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,264.2	$2,268.0	$—	$—	$1,258.2	$1,271.1	$591.5	$590.5	$4,113.9	$4,129.6
AA	1.4	1.4	—	—	522.9	533.6	158.5	150.1	682.8	685.1
A	1.1	1.1	15.9	15.9	252.2	253.9	512.9	508.6	782.1	779.5
BBB	1.5	1.5	1.5	1.5	3.3	3.3	50.2	49.6	56.5	55.9
Below	92.5	92.1	208.8	209.0	—	—	74.5	73.7	375.8	374.8
	$2,360.7	$2,364.1	$226.2	$226.4	$2,036.6	$2,061.9	$1,387.6	$1,372.5	$6,011.1	$6,024.9

Rating %
AAA	95.9%	95.9%	—%	—%	61.7%	61.6%	42.6%	43.0%	68.4%	68.5%
AA	0.1	0.1	—	—	25.7	25.9	11.4	10.9	11.4	11.4
A	—	—	7.0	7.0	12.4	12.3	37.0	37.1	13.0	12.9
BBB	0.1	0.1	0.6	0.6	0.2	0.2	3.6	3.6	0.9	0.9
Below	3.9	3.9	92.4	92.4	—	—	5.4	5.4	6.3	6.3
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$897.4	$898.8	$226.2	$226.4	$1,025.2	$1,039.4	$761.2	$752.4	$2,910.0	$2,917.0
2014	203.8	202.8	—	—	239.0	243.8	31.2	31.6	474.0	478.2
2015	456.4	458.4	—	—	213.7	211.9	29.4	28.7	699.5	699.0
2016	237.0	240.0	—	—	456.2	463.8	232.9	230.3	926.1	934.1
2017	566.1	564.1	—	—	102.5	103.0	332.9	329.5	1,001.5	996.6
Total	$2,360.7	$2,364.1	$226.2	$226.4	$2,036.6	$2,061.9	$1,387.6	$1,372.5	$6,011.1	$6,024.9

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of December 31, 2018 were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 14.79 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2018:

Non-agency portfolio	Weighted-Average Life
Prime	14.84
Alt-A	3.05
Sub-prime	3.47

Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2018, our mortgage loan holdings were approximately $7.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
Our commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of an allowance for loan losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of December 31, 2018, assuming the loans are called at their next call dates, approximately $109.8 million will be due in 2019, $819.4 million in 2020 through 2024, and $61.2 million in 2025 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2018 and December 31, 2017, approximately $700.6 million and $669.3 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the years ended December 31, 2018, 2017, and 2016, we recognized, $29.4 million, $37.2 million, and $16.7 million, respectively, of participating mortgage loan income.
The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of December 31,
	2018	2017
	(Dollars In Thousands)
Total number of loans	1,732	1,668
Total amortized cost	7,724,733	6,817,723
Total unpaid principal balance	7,602,389	6,616,181
Current allowance for loan losses	(1,296)	—
Average loan size	4,389	3,967

Weighted-average amortization	22.5 years	22.5 years
Weighted-average coupon	4.60%	4.76%
Weighted-average LTV	55.39%	56.10%
Weighted-average debt coverage ratio	1.55	1.55%
While our mortgage loans do not have quoted market values, as of December 31, 2018, we estimated the fair value of our mortgage loans to be $7.4 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 3.59% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of December 31, 2018, approximately $3.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2018, certain mortgage loan transactions occurred that would have been accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2018, we recognized one troubled debt restructuring as a result of granting a concession to a borrower which included loan terms unavailable from other lenders. This concession was the result of an agreement between the creditor and the debtor. We did not identify any loans whose principal was permanently impaired during the year ended December 31, 2018.
It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Unrealized Gains and Losses—Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2018. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $2.6 billion, prior to income tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2018, and an overall net unrealized gain of $36.0 million as of December 31, 2017.
For fixed maturity held that are in an unrealized loss position as of December 31, 2018, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$6,397,056	16.0%	$6,580,323	15.3%	$(183,267)	6.6%
>90 days but <= 180 days	4,284,944	10.7	4,467,482	10.5	(182,538)	6.6
>180 days but <= 270 days	3,800,556	9.5	4,005,669	9.4	(205,113)	7.5
>270 days but <= 1 year	7,840,393	19.6	8,361,317	19.6	(520,924)	18.9
>1 year but <= 2 years	5,189,363	13.0	5,405,607	12.7	(216,244)	7.9
>2 years but <= 3 years	5,824,558	14.6	6,280,686	14.7	(456,128)	16.6
>3 years but <= 4 years	6,616,460	16.6	7,603,027	17.8	(986,567)	35.9
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$39,953,330	100.0%	$42,704,111	100.0%	$(2,750,781)	100.0%
The range of maturity dates for securities in an unrealized loss position as of December 31, 2018 varies, with 21.4% maturing in less than 5 years, 17.3% maturing between 5 and 10 years, and 61.3% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2018:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$22,219,315	55.6%	$23,365,733	54.7%	$(1,146,418)	41.7%
BBB	16,446,722	41.2	17,843,234	41.8	(1,396,512)	50.8
Investment grade	38,666,037	96.8	41,208,967	96.5	(2,542,930)	92.5
BB	959,741	2.4	1,071,596	2.5	(111,855)	4.0
B	189,161	0.5	244,655	0.6	(55,494)	2.0
CCC or lower	138,391	0.3	178,893	0.4	(40,502)	1.5
Below investment grade	1,287,293	3.2	1,495,144	3.5	(207,851)	7.5
Total	$39,953,330	100.0%	$42,704,111	100.0%	$(2,750,781)	100.0%
As of December 31, 2018, the Barclays Investment Grade Index was priced at 143.3 basis points versus a 10 year average of 154.3 basis points. Similarly, the Barclays High Yield Index was priced at 541.0 basis points versus a 10 year average of 586.4 basis points. As of December 31, 2018, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.5%, 2.7%, and 3.0%, as compared to 10 year averages of 1.7%, 2.5%, and 3.3%, respectively.
As of December 31, 2018, 92.5% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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
As of December 31, 2018, we held a total of 4,005 positions that were in an unrealized loss position. Included in that amount were 235 positions of below investment grade securities with a fair value of $1.3 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $207.9 million, $155.0 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.9% of invested assets.
As of December 31, 2018, securities in an unrealized loss position that were rated as below investment grade represented 3.2% of the total fair value and 7.5% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2018:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$434,881	33.8%	$456,011	30.5%	$(21,130)	10.1%
>90 days but <= 180 days	45,416	3.5	50,317	3.4	(4,901)	2.4
>180 days but <= 270 days	145,266	11.3	161,435	10.8	(16,169)	7.8
>270 days but <= 1 year	97,674	7.6	108,281	7.2	(10,607)	5.1
>1 year but <= 2 years	170,023	13.2	199,912	13.4	(29,889)	14.4
>2 years but <= 3 years	34,944	2.7	41,992	2.8	(7,048)	3.4
>3 years but <= 4 years	359,089	27.9	477,196	31.9	(118,107)	56.8
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,287,293	100.0%	$1,495,144	100.0%	$(207,851)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2018 is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$4,446,658	10.9%	$4,653,309	10.8%	$(206,651)	7.5%
Other finance	106,041	0.3	111,260	0.3	(5,219)	0.2
Electric utility	4,070,115	10.2	4,426,609	10.4	(356,494)	13.0
Energy	3,380,552	8.5	3,679,048	8.6	(298,496)	10.9
Natural gas	723,330	1.8	782,418	1.8	(59,088)	2.1
Insurance	3,420,321	8.6	3,699,793	8.7	(279,472)	10.2
Communications	1,834,029	4.6	2,030,590	4.8	(196,561)	7.1
Basic industrial	1,393,953	3.5	1,509,059	3.5	(115,106)	4.2
Consumer noncyclical	4,256,258	10.7	4,629,877	10.8	(373,619)	13.6
Consumer cyclical	1,391,705	3.5	1,496,425	3.5	(104,720)	3.8
Finance companies	143,679	0.4	154,974	0.4	(11,295)	0.4
Capital goods	2,258,807	5.7	2,406,722	5.6	(147,915)	5.4
Transportation	1,394,137	3.5	1,489,670	3.5	(95,533)	3.5
Other industrial	191,055	0.5	203,221	0.5	(12,166)	0.4
Brokerage	807,667	2.0	848,231	2.0	(40,564)	1.5
Technology	1,359,020	3.4	1,449,903	3.4	(90,883)	3.3
Real estate	73,098	0.2	74,323	0.2	(1,225)	—
Other utility	18,442	—	20,047	—	(1,605)	—
Commercial mortgage-backed securities	1,851,821	4.6	1,909,922	4.5	(58,101)	2.1
Other asset-backed securities	836,141	2.1	871,539	2.0	(35,398)	1.3
Residential mortgage-backed non-agency securities	1,749,478	4.4	1,798,817	4.2	(49,339)	1.8
Residential mortgage-backed agency securities	539,896	1.4	552,753	1.3	(12,857)	0.5
U.S. government-related securities	1,215,944	3.0	1,261,666	3.0	(45,722)	1.7
Other government-related securities	357,770	0.9	391,620	0.9	(33,850)	1.2
States, municipals, and political divisions	2,133,413	5.3	2,252,315	5.3	(118,902)	4.3
Total	$39,953,330	100.0%	$42,704,111	100.0%	$(2,750,781)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2017 is presented in the following table:

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2018:

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$6,520,963	13.2%
AA	5,920,141	12.0
A	16,896,006	34.1
BBB	18,583,021	37.5
Investment grade	47,920,131	96.8
BB	1,170,491	2.4
B	245,309	0.5
CCC or lower	152,576	0.3
Below investment grade	1,568,376	3.2
Total	$49,488,507	100.0%
Not included in the table above are $2.3 billion of investment grade and $144.3 million of below investment grade fixed maturities classified as trading securities and $2.6 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2018. The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2018:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal Home Loan Bank	$332.5	$—	$332.5
AT&T, Inc.	270.5	—	270.5
Wells Fargo & Co	249.6	3.2	252.8
Berkshire Hathaway Inc.	252.5	—	252.5
Duke Energy Corp	245.9	—	245.9
Morgan Stanley	233.0	—	233.0
Comcast Corp	228.0	—	228.0
The Goldman Sachs Group Inc.	218.1	—	218.1
Exelon Corp	216.7	—	216.7
UnitedHealth Group Inc.	215.9	—	215.9
Total	$2,462.7	$3.2	$2,465.9
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2018, we recognized approximately $29.7 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2018. As of December 31, 2018, we had no material unfunded exposure and had no material direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$775.7	$1,006.6	$1,782.3
France	322.0	402.9	724.9
Netherlands	290.7	282.2	572.9
Switzerland	315.0	225.9	540.9
Germany	110.0	422.7	532.7
Spain	64.5	274.5	339.0
Belgium	—	199.7	199.7
Norway	4.0	139.6	143.6
Ireland	38.8	84.6	123.4
Italy	9.9	108.1	118.0
Finland	114.4	—	114.4
Luxembourg	—	67.5	67.5
Sweden	39.8	19.3	59.1
Denmark	30.5	—	30.5
Portugal	—	22.6	22.6
Slovenia	—	0.5	0.5
Total securities	2,115.3	3,256.7	5,372.0
Derivatives:
United Kingdom	24.6	—	24.6
Germany	21.3	—	21.3
France	1.3	—	1.3
Switzerland	1.1	—	1.1
Total derivatives	48.3	—	48.3
Total securities and derivatives	$2,163.6	$3,256.7	$5,420.3

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Fixed maturity gains - sales	$28,095	$18,790	$41,698
Fixed maturity losses - sales	(18,183)	(5,849)	(9,488)
Equity gains and losses	(48,964)	(2,330)	92
Impairments on fixed maturity securities	(29,724)	(11,742)	(17,748)
Modco trading portfolio	(185,900)	119,206	67,583
Other	1,303	(8,389)	(9,226)
Total realized gains (losses) - investments	$(253,373)	$109,686	$72,911

Derivatives related to VA contracts:
Interest rate futures	$(25,473)	$26,015	$(3,450)
Equity futures	(88,208)	(91,776)	(106,431)
Currency futures	10,275	(23,176)	33,836
Equity options	38,083	(94,791)	(60,962)
Interest rate swaptions	(14)	(2,490)	(1,161)
Interest rate swaps	(45,185)	27,981	20,420
Total return swaps	77,225	(32,240)	—
Embedded derivative - GLWB	(72,313)	3,614	68,056
Total derivatives related to VA contracts	(105,610)	(186,863)	(49,692)
Derivatives related to FIA contracts:
Embedded derivative	35,397	(55,878)	(16,494)
Equity futures	330	642	4,248
Volatility futures	—	—	—
Equity options	(38,885)	44,585	8,149
Total derivatives related to FIA contracts	(3,158)	(10,651)	(4,097)
Derivatives related to IUL contracts:
Embedded derivative	9,062	(14,117)	9,529
Equity futures	261	(818)	129
Equity options	(6,338)	9,580	3,477
Total derivatives related to IUL contracts	2,985	(5,355)	13,135
Embedded derivative - Modco reinsurance treaties	166,757	(103,009)	390
Other derivatives	14	50	(24)
Total realized gains (losses) - derivatives	$60,988	$(305,828)	$(40,288)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The net realized investment gains (losses), excluding impairments, equities, and Modco trading portfolio activity during the year ended December 31, 2018, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses include other-than-temporary impairments and actual sales of investments. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments are presented in the chart below:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Other MBS	$(169)	$(81)	$(178)
Corporate securities	(29,555)	(8,031)	(16,830)
Equities	—	(2,630)	—
Other	—	(1,000)	(740)
Total	$(29,724)	$(11,742)	$(17,748)
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2018, we sold securities in an unrealized loss position with a fair value of $472.4 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$293,156	62.1%	$(6,886)	37.9%
>90 days but <= 180 days	81,639	17.3	(7,488)	41.2
>180 days but <= 270 days	36,239	7.7	(1,481)	8.1
>270 days but <= 1 year	17,711	3.7	(233)	1.3
>1 year	43,626	9.2	(2,095)	11.5
Total	$472,371	100.0%	$(18,183)	100.0%
For the year ended December 31, 2018, we sold securities in an unrealized loss position with a fair value (proceeds) of $472.4 million. The loss realized on the sale of these securities was $18.2 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the year ended December 31, 2018, we sold securities in an unrealized gain position with a fair value of $1.3 billion. The gain realized on the sale of these securities was $28.1 million.
For the year ended December 31, 2018, net losses of $185.9 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $8.7 million of losses were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $166.8 million during the year ended December 31, 2018. The gains on the embedded derivative were due to treasury yields increasing and credit spreads widening.
Realized investment gains and losses related to equity securities is primarily driven by changes in fair value due to market fluctuations as changes in fair value of equity securities are recorded in net income. During 2018, both common and preferred equity markets experienced significant volatility and declining prices during the fourth quarter. The realized losses during the period on our equity securities were primarily the result of these market declines.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the year ended December 31, 2018, we experienced net realized losses on derivatives related to VA contracts of approximately $105.6 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in the Company’s non-performance risk, variations in actual sub-account fund performance from the indices included in our hedging program, as well as updates to certain policyholder assumptions during the year ended December 31, 2018.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated immaterial gains for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES
The Holding Company

Overview

Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We expect to use a portion of our positive cash flow from operations to pay dividends to our parent, Dai-ichi Life. We paid a $140.0 million dividend during the year ended December 31, 2018.

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

On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2018. There was no outstanding balance as of December 31, 2018.

Our aggregate principal balance with our debt, subordinated debt securities, and a Credit Facility increased $317.1 million during the year ended December 31, 2018, as compared to a decrease of $121.5 million during the year ended December 31, 2017.

Changes in principal during 2018 and 2017 are detailed below:

Description	Change in Principal
(Dollars In Thousands)
2018
8.45% Senior Notes (2009), due 2039 (Par value: $190,044)	$(42,884)
6.40% Senior Notes (2007), due 2018 (Par value: $150,000)	(150,000)
4.30% Subordinated Debt, due 2028 (Par value: $400,000)	400,000
3.55% Subordinated Funding Obligation, due 2038 (Par value: $55,000)	55,000
3.55% Subordinated Funding Obligation, due 2038 (Par value: $55,000)	55,000

2017
8.45% Senior Notes (2009), due 2039 (Par value: $232,928)	$(13,998)
6.25% Subordinated Debt, due 2042 (Par value: $287,500)	(287,500)
6.00% Subordinated Debt, due 2042 (Par value: $150,000)	(150,000)
5.35% Subordinated Debt, due 2052 (Par value: $500,000)	500,000
Net change in the Credit Facility balance during 2018 and 2017 are detailed below:

Description	Change in Principal	Interest Rate
	(Dollars In Thousands)
2018
Credit Facility	$—	one-month LIBOR + 1.00%
2017
Credit Facility	$(170,000)	one-month LIBOR + 1.00%

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2018, our total cash and invested assets were $66.3 billion. The life insurance subsidiaries were committed as of December 31, 2018, to fund mortgage loans in the amount of $685.3 million.

Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The holding company held $121.6 million of cash and short-term investments, and our subsidiaries held approximately $859.4 million in cash and short-term investments as of December 31, 2018.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Net cash (used in) provided by operating activities	$(144,129)	$195,272	$249,638
Net cash used in investing activities	(1,947,894)	(2,624,770)	(4,366,985)
Net cash provided by financing activities	2,013,427	2,333,626	4,069,457
Total	$(78,596)	$(95,872)	$(47,890)
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
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
Net Cash Provided by Financing Activities - Changes in cash from financing activities included $522.4 million of outflows from secured financing liabilities for the year ended December 31, 2018, as compared to the $220.0 million of inflows for the year ended December 31, 2017 and $2.5 billion inflows of investment product and universal life net activity as compared to $2.4 billion in the prior year. Net activity related to the credit facility and debt resulted in inflows of $317.1 million for the year ended December 31, 2018, as compared to $121.5 million of outflows for year ended December 31, 2017. Net repayment of non-recourse funding obligations equaled $119.0 million during the year ended December 31, 2018, as compared to net repayment of $47.0 billion during the year ended December 31, 2017. The Company paid a dividend during the year ended December 31, 2018 of $140.0 million, as compared to a dividend of $143.8 million during the year ended December 31, 2017.

For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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
Net Cash (Used in) Provided by Financing Activities - Changes in cash from financing activities included $220.0 million of inflows from secured financing liabilities for the year ended December 31, 2017, as compared to the $359.5 million of inflows for the year ended December 31, 2016 and $2.4 billion inflows of investment product and universal life net activity as compared to $2.1 billion in the prior year. Net activity related to the credit facility and debt resulted in outflows of $121.5 million for the year ended December 31, 2017, as compared to $368.1 million of outflows for year ended December 31, 2016. Net repayment of non-recourse funding obligations equaled $47.0 million during the year ended December 31 2017, as compared to net issuances of $2.1 billion during the year ended December 31, 2016. The Company paid a dividend during the year ended December 31, 2017 of $143.8 million, as compared to a dividend of $89.3 million during the year ended December 31, 2016.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2018, we had $650.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in our consolidated balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018. As of December 31, 2017, the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in our consolidated balance sheets (at an average borrowing rate of 142 basis points). During the year ended December 31, 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of December 31, 2018, securities with a market value of $72.2 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2018, the fair value of the collateral related to this program was $77.2 million and we had an obligation to return $77.2 million of collateral to the securities borrowers.

Pending Transaction with Great-West Life & Annuity Insurance Company

As discussed in Note 24, Subsequent Events, to the consolidated financial statements included herein, on January 23, 2019, PLICO entered into an agreement to acquire via reinsurance substantially all of GWL&A’s individual life insurance and annuity business. Entry into the reinsurance agreements at closing will represent an estimated capital investment by the Company of approximately $1.2 billion, subject to adjustment. The transaction is expected to close in the first half of 2019, subject to the receipt of regulatory approvals and satisfaction of customary closing conditions. We intend to fund the acquisition through a combination of a new term loan facility, a capital contribution from Dai-ichi Life and available cash on hand. The timing of the borrowings and the amounts to be drawn from a new term loan facility and our existing facility are to be determined and will depend on the timing of the expected closing of the transaction and market conditions at such time.
Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2019 is approximately $434.0 million.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2018, our total adjusted capital and company action level RBC were approximately $4.7 billion and $1.0 billion, respectively, providing an RBC ratio of approximately 459%.

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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a negative impact to our statutory surplus of approximately $67 million on a pre-tax basis for the year ended December 31, 2018, as compared to a positive impact to our statutory surplus of approximately $12 million on a pre-tax basis for the year ended December 31, 2017.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2018, we ceded premiums to third party reinsurers amounting to $1.4 billion. In addition, we had receivables from reinsurers amounting to $4.8 billion as of December 31, 2018. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 13, Reinsurance, to the consolidated financial statements included in this report.

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

We maintain an intercompany capital support agreement with Shades Creek that provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2018, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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
As of December 31, 2018, we had policy liabilities and accruals of approximately $42.8 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.47%.
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
As of December 31, 2018, we carried a $7.4 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,514,986	$456,613	$66,517	$66,517	$925,339
Non-recourse funding obligations(2)	4,324,225	288,592	658,159	612,668	2,764,806
Subordinated debt(3)	1,584,594	30,655	61,310	61,310	1,431,319
Stable value products(4)	5,528,162	1,357,412	3,183,833	849,743	137,174
Operating leases(5)	24,272	5,454	7,100	6,300	5,418
Mortgage loan and investment commitments	790,235	651,159	139,076	—	—
Secured financing liabilities(6)	495,673	495,673	—	—	—
Policyholder obligations(7)	56,494,227	3,495,683	7,514,091	5,764,257	39,720,196
Total(8)	$70,756,374	$6,781,241	$11,630,086	$7,360,795	$44,984,252

(1)	Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

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

(3)	Subordinated debt securities includes all principal amounts and interest payments due over the term of the obligations.

(4)	Anticipated stable value product cash flows including interest.

(5)	Includes all lease payments required under operating lease agreements.

(6)	Represents secured borrowings and accrued interest as part of our repurchase program as well as liabilities associated with securities lending transactions.

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

(8)	Excluded from this table are certain pension obligations.
Employee Benefit Plans
We sponsor a tax-qualified defined benefit pension plan (“Qualified Pension Plan”) covering substantially all of our employees. In addition, we sponsor an unfunded, nonqualified excess benefit pension plan (“Nonqualified Excess Pension Plan”) and provide other postretirement benefits to eligible employees.
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
We have not yet determined the total amount we will fund during 2019, but may contribute an amount that would eliminate the PBGC variable-rate premiums payable in 2019. The Company currently estimates that amount will be between $10 million and $20 million.
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
MARKET RISK EXPOSURES
Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. The primary focus of our asset/liability program is the management of interest rate risk within the insurance operations. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics to maintain an appropriate balance between risk and profitability for each product category, and for us as a whole.
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
We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to VA contracts, fixed indexed annuities, and indexed universal life:
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
The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2018 and 2017, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2018
Fixed maturities	$50,142.4	(8.1)%
Mortgage loans	7,035.1	(5.5)
2017
Fixed maturities	$40,286.8	(8.2)%
Mortgage loans	6,369.5	(5.5)
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
As of December 31, 2018 and 2017, we had outstanding mortgage loan commitments of $685.3 million at an average rate of 4.4% and $572.3 million at an average rate of 4.1%, respectively, with estimated fair values of $671.3 million and $583.0 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2018 and 2017, and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2018	$638.8	(4.8)%
2017	$557.0	(4.5)%
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
As of December 31, 2018, total derivative contracts with a notional amount of $33.2 billion were in a $618.7 million net loss position. Included in the $33.2 billion is a notional amount of $2.4 billion in a $25.8 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $12.5 billion in a $184.1 million net loss position that relates to our GLWB embedded derivatives, $2.6 billion in a $217.3 million net loss position that relates to our FIA embedded derivatives,

$233.5 million in a $90.2 million net loss position that relates to our IUL embedded derivatives, and $3.3 million in a $0.3 million net loss position that related to other derivatives.
As of December 31, 2017 total derivative contracts with a notional amount of $26.3 billion were in a $644.8 million net loss position. Included in the $26.3 billion is a notional amount of $2.5 billion in a $214.2 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $9.6 billion in a $111.8 million net loss position that relates to our GLWB embedded derivatives, $2.0 billion in a $218.7 million net loss position that relates to our FIA embedded derivatives, and $168.3 million in a $80.2 million net loss position that relates to our IUL embedded derivatives.
We recognized gains of $61.0 million and losses of $305.8 million and $40.3 million related to derivative financial instruments for the years ended December 31, 2018, 2017, and 2016, respectively.
The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates (1)(2)
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2018
Futures	$1,149.9	$(9.8)	$13.1	$(33.3)
Rec floating pay fixed swaps	400.0	—	12.9	(14.5)
Rec fixed pay floating swaps	2,240.5	17.1	(223.0)	302.0
GLWB embedded derivative	12,450.1	(184.1)	77.6	(522.0)
Total	$16,240.5	$(176.8)	$(119.4)	$(267.8)
2017
Futures	$1,302.3	$2.3	$(41.2)	$57.8
Swaptions	225.0	—	2.3	—
Rec floating pay fixed swaps	—	—	—	—
Rec fixed pay floating swaps	1,862.5	52.5	(145.9)	290.8
GLWB embedded derivative	9,615.4	(111.8)	175.1	(491.3)
Total	$13,005.2	$(57.0)	$(9.7)	$(142.7)

(1)	Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2018 and 2017.

(2)	Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2018
Futures	$672.0	$(33.3)	$27.0	$(93.5)
Options	9,823.9	186.0	179.2	240.3
Rec floating pay asset swaps	768.2	(23.1)	(102.3)	56.2
Rec asset pay floating swaps	138.1	4.0	18.2	(10.2)
GLWB embedded derivative	12,450.1	(184.1)	(123.9)	(252.1)
FIA embedded derivative	2,576.1	(217.3)	(261.2)	(212.7)
IUL embedded derivative	233.6	(90.2)	(96.4)	(87.4)
Total	$26,662.0	$(358.0)	$(359.4)	$(359.4)
2017
Futures	$381.1	$(2.4)	$(32.2)	$27.3
Options	7,549.4	166.4	157.7	177.0
Rec floating pay asset swaps	434.3	(0.2)	(43.6)	43.2
GLWB embedded derivative	9,615.4	(111.8)	(12.4)	(234.6)
FIA embedded derivative	1,951.7	(218.7)	(232.9)	(186.7)
IUL embedded derivative	168.3	(80.2)	(82.7)	(70.4)
Total	$20,100.2	$(246.9)	$(246.1)	$(244.2)

The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2018
Futures	$202.7	$(2.2)	$(22.6)	$18.2
Rec fixed pay fixed swaps	117.2	(0.9)	11.6	(13.4)
	$319.9	$(3.1)	$(11.0)	$4.8
2017
Futures	$256.4	$(2.1)	$(27.9)	$23.7
Rec fixed pay fixed swaps	117.2	6.0	19.7	(7.7)
	$373.6	$3.9	$(8.2)	$16.0
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
Our stable value contract and annuity products tend to be more sensitive to market risks than our non-annuity products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $0.7 billion of our stable value contracts have no early termination rights.
As of December 31, 2018, we had $5.2 billion of stable value product account balances with an estimated fair value of $5.2 billion (using discounted cash flows) and $13.7 billion of annuity account balances with an estimated fair value of $13.3 billion (using discounted cash flows). As of December 31, 2017, we had $4.7 billion of stable value product account balances with an estimated fair value of $4.7 billion (using discounted cash flows) and $10.9 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows)
The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

		Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Fair Value as of December 31,
		+100 bps	–100 bps
	(Dollars In Millions)
2018
Stable value product account balances	$5,200.7	$5,106.1	$5,295.4
Annuity account balances	13,272.2	13,018.3	13,419.2
2017
Stable value product account balances	$4,698.9	$4,592.7	$4,805.1
Annuity account balances	10,497.1	10,341.3	10,612.7
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2018 and 2017:

Credited Rate Summary As of December 31, 2018
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Life Insurance
>2% - 3%	$2,392	$1,322	$2,031	$5,745
>3% - 4%	4,512	924	499	5,935
>4% - 5%	2,445	435	1	2,881
>5% - 6%	188	—	—	188
Subtotal	9,537	2,681	2,531	14,749
Fixed Annuities
1%	$341	$584	$2,278	$3,203
>1% - 2%	370	165	1,145	1,680
>2% - 3%	1,686	102	3	1,791
>3% - 4%	261	4	—	265
>4% - 5%	260	—	—	260
>5% - 6%	2	—	—	2
Subtotal	2,920	855	3,426	7,201
Total	$12,457	$3,536	$5,957	$21,950

Percentage of Total	57%	16%	27%	100%

Credited Rate Summary As of December 31, 2017
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$206	$1,252	$2,006	$3,464
>3% - 4%	4,146	993	8	5,147
>4% - 5%	1,987	13	1	2,001
>5% - 6%	199	—	—	199
Subtotal	6,538	2,258	2,015	10,811
Fixed Annuities
1%	$571	$239	$540	$1,350
>1% - 2%	473	331	70	874
>2% - 3%	1,897	63	4	1,964
>3% - 4%	254	—	—	254
>4% - 5%	271	—	—	271
>5% - 6%	2	—	—	2
Subtotal	3,468	633	614	4,715
Total	$10,006	$2,891	$2,629	$15,526

Percentage of Total	64%	19%	17%	100%
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

The following presents our estimates of the hypothetical impact to the December 31, 2018 benefit obligation and to the 2018 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(25,695)	$(3,861)
100 basis point decrease	30,740	4,540
Increase (Decrease) in Benefit Cost:
100 basis point increase	$346	$(43)
100 basis point decrease	(451)	85

(1)	Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.
Long-Term Rate of Return Assumption
To determine an appropriate long-term rate of return assumption for our defined benefit pension plan, we received evaluations of market performance based on the Company’s asset allocation as provided by external consultants.
For our postretirement life insurance plan, we utilized 25 year average and annualized return results on the Barclay’s short treasury index to determine an appropriate long-term rate of return assumption.
The following presents our estimates of the hypothetical impact to the 2018 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Postretirement Life Insurance Plan
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(2,532)	$(49)
100 basis point decrease	2,531	49
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
Item 8.    Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
The following financial statements are located in this report on the pages indicated.

Page
Consolidated Statements of Income For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	102
Consolidated Statements of Comprehensive Income (Loss) For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	103
Consolidated Balance Sheets as of December 31, 2018 and as of December 31, 2017	104
Consolidated Statements of Shareowner’s Equity For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	106
Consolidated Statements of Cash Flows For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	107
Notes to Consolidated Financial Statements:
1. Basis of Presentation	109
2. Summary of Significant Accounting Policies	109
3. Significant Transactions	120
4. MONY Closed Block of Business	122
5. Investment Operations	124
6. Fair Value of Financial Instruments	132
7. Derivative Financial Instruments	144
8. Offsetting of Assets and Liabilities	148
9. Mortgage Loans	150
10. DAC and VOBA	154
11. Goodwill	154
12. Certain Nontraditional Long-Duration Contracts	155
13. Reinsurance	156
14. Debt and Other Obligations	159
15. Commitments and Contingencies	164
16. Employee Benefit Plans	166
17. Accumulated Other Comprehensive Income (Loss)	172
18. Income Taxes	173
19. Supplemental Cash Flow	176
20. Related Party Transactions	176
21. Statutory Reporting Practices	177
22. Operating Segments	178
23. Consolidated Quarterly Information	182
24. Subsequent Events	183
Report of Independent Registered Public Accounting Firm	185
For supplemental quarterly financial information, please see Note 23, Consolidated Quarterly Results—Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$3,680,845	$3,477,419	$3,407,931
Reinsurance ceded	(1,384,941)	(1,360,735)	(1,314,716)
Net of reinsurance ceded	2,295,904	2,116,684	2,093,215
Net investment income	2,483,750	2,051,588	1,942,456
Realized investment gains (losses):
Derivative financial instruments	60,988	(305,828)	(40,288)
All other investments	(223,649)	121,428	90,659
Other-than-temporary impairment losses	(56,578)	(3,962)	(32,075)
Portion recognized in other comprehensive income (before taxes)	26,854	(7,780)	14,327
Net impairment losses recognized in earnings	(29,724)	(11,742)	(17,748)
Other income	453,685	446,662	415,653
Total revenues	5,040,954	4,418,792	4,483,947
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2018 - $1,191,978; 2017 - $1,242,797; 2016 - $1,181,960)	3,515,869	2,957,270	2,880,435
Amortization of deferred policy acquisition costs and value of business acquired	225,808	78,221	149,064
Other operating expenses, net of reinsurance ceded: (2018 - $205,352; 2017 - $222,963; 2016 - $207,197)	916,259	948,244	860,451
Total benefits and expenses	4,657,936	3,983,735	3,889,950
Income before income tax	383,018	435,057	593,997
Income tax (benefit) expense
Current	95,561	26,252	(46,719)
Deferred	(14,904)	(697,727)	247,687
Total income tax expense (benefit)	80,657	(671,475)	200,968
Net income	$302,361	$1,106,532	$393,029

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Net income	$302,361	$1,106,532	$393,029
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2018 - $(377,412); 2017 - $332,896; 2016 - $324,267)	(1,420,499)	707,298	602,211
Reclassification adjustment for investment amounts included in net income, net of income tax: (2018 - $4,161; 2017 - $489; 2016 - $(5,094))	15,651	642	(9,460)
Change in net unrealized (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $(5,516); 2017 - $761; 2016 - $(1,081))	(20,751)	391	(2,008)
Change in accumulated (loss) gain—derivatives, net of income tax: (2018 - $(501); 2017 - $(303); 2016 - $370)	(1,884)	(563)	688
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2018 - $301; 2017 - $243; 2016 - $21)	1,130	451	39
Change in postretirement benefits liability adjustment, net of income tax: (2018 - $(414); 2017 - $(4,047); 2016 - $(2,616))	(1,557)	(15,225)	(4,859)
Total other comprehensive income (loss)	(1,427,910)	692,994	586,611
Total comprehensive income (loss)	$(1,125,549)	$1,799,526	$979,640

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2018 - $54,466,305; 2017 - $41,153,551)	$51,904,699	$41,176,052
Fixed maturities, at amortized cost (fair value: 2018 - $2,547,210; 2017 - $2,776,327)	2,633,474	2,718,904
Equity securities, at fair value (cost: 2018 - $627,087; 2017 - $740,813)	595,884	754,360
Mortgage loans (related to securitizations: 2018 - $134; 2017 - $226,409)	7,724,733	6,817,723
Investment real estate, net of accumulated depreciation (2018 - $251; 2017 - $132)	6,816	8,355
Policy loans	1,695,886	1,615,615
Other long-term investments	759,354	915,595
Short-term investments	807,283	615,210
Total investments	66,128,129	54,621,814
Cash	173,714	252,310
Accrued investment income	634,921	491,802
Accounts and premiums receivable	113,507	124,934
Reinsurance receivables	4,764,743	5,075,698
Deferred policy acquisition costs and value of business acquired	3,023,154	2,199,577
Goodwill	825,511	793,470
Other intangibles, net of accumulated amortization (2018 - $197,583; 2017 - $140,368)	613,431	663,572
Property and equipment, net of accumulated depreciation (2018 - $33,199; 2017 - $22,926)	184,957	111,417
Other assets	250,036	227,357
Income tax receivable	—	76,543
Assets related to separate accounts
Variable annuity	12,288,919	13,956,071
Variable universal life	937,732	1,035,202
Total assets	$89,938,754	$79,629,767

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$41,901,552	$30,957,592
Unearned premiums	872,594	875,405
Total policy liabilities and accruals	42,774,146	31,832,997
Stable value product account balances	5,234,731	4,698,371
Annuity account balances	13,720,081	10,921,190
Other policyholders’ funds	1,128,379	1,267,198
Other liabilities	2,374,112	2,353,565
Income tax payable	38,547	—
Deferred income taxes	839,316	1,232,407
Non-recourse funding obligations	2,632,497	2,747,477
Secured financing liabilities	495,307	1,017,749
Debt	1,101,827	945,052
Subordinated debt	605,426	495,289
Liabilities related to separate accounts
Variable annuity	12,288,919	13,956,071
Variable universal life	937,732	1,035,202
Total liabilities	84,171,020	72,502,568
Commitments and contingencies—Note 15
Shareowner’s equity
Common Stock, 2018 and 2017 - $.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,554,059	5,554,059
Retained earnings	1,639,441	1,560,444
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2018 - $(368,830); 2017 - $7,416)	(1,387,504)	27,896
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $(6,054); 2017 - $(538))	(22,773)	(2,022)
Accumulated (loss) gain - derivatives, net of income tax: (2018 - $(2); 2017 - $198)	(7)	747
Postretirement benefits liability adjustment, net of income tax: (2018 - $(4,112); 2017 - $(3,469))	(15,482)	(13,925)
Total shareowner’s equity	5,767,734	7,127,199
Total liabilities and shareowner’s equity	$89,938,754	$79,629,767

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s equity
	(Dollars In Thousands)
Balance, December 31, 2015	$—	$5,554,059	$—	$268,299	$(1,241,134)	$4,581,224
Net income for 2016				393,029		393,029
Other comprehensive income					586,611	586,611
Comprehensive income for 2016						979,640
Dividends to parent				(89,343)		(89,343)
Balance, December 31, 2016	$—	$5,554,059	$—	$571,985	$(654,523)	$5,471,521
Net income for 2017				1,106,532		1,106,532
Other comprehensive income					692,994	692,994
Comprehensive income for 2017						1,799,526
Cumulative effect adjustments				25,775	(25,775)	—
Dividends to parent				(143,848)		(143,848)
Balance, December 31, 2017	$—	$5,554,059	$—	$1,560,444	$12,696	$7,127,199
Net income for 2018				302,361		302,361
Other comprehensive income					(1,427,910)	(1,427,910)
Comprehensive income for 2018						(1,125,549)
Cumulative effect adjustments				(83,364)	(10,552)	(93,916)
Dividends to parent				(140,000)		(140,000)
Balance, December 31, 2018	$—	$5,554,059	$—	$1,639,441	$(1,425,766)	$5,767,734

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$302,361	$1,106,532	$393,029
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	192,385	196,142	(32,623)
Amortization of deferred policy acquisition costs and value of business acquired	225,808	78,221	149,064
Capitalization of deferred policy acquisition costs	(446,469)	(333,252)	(327,938)
Depreciation and amortization expense	67,902	62,609	37,504
Deferred income tax	(14,904)	(697,727)	247,687
Accrued income tax	115,090	40,280	(162,619)
Interest credited to universal life and investment products	882,904	692,993	699,227
Policy fees assessed on universal life and investment products	(1,558,868)	(1,354,685)	(1,262,166)
Change in reinsurance receivables	311,227	248,148	222,302
Change in accrued investment income and other receivables	5,731	(6,643)	(36,360)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(618,550)	(294,205)	(208,075)
Trading securities:
Maturities and principal reductions of investments	155,692	165,575	154,633
Sale of investments	493,141	281,441	459,802
Cost of investments acquired	(589,379)	(355,410)	(532,429)
Other net change in trading securities	38,346	9,151	22,427
Amortization of premiums and accretion of discounts on investments and mortgage loans	307,918	319,582	375,044
Change in other liabilities	33,980	138,304	132,220
Other, net	(48,444)	(101,784)	(81,091)
Net cash (used in) provided by operating activities	(144,129)	195,272	249,638

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,868,245	696,574	1,299,753
Sale of investments, available-for-sale	2,576,119	1,802,215	1,956,302
Cost of investments acquired, available-for-sale	(5,577,921)	(4,029,233)	(4,982,907)
Change in investments, held-to-maturity	81,000	47,000	(2,181,000)
Mortgage loans:
New lendings	(1,589,459)	(1,671,929)	(1,396,283)
Repayments	1,068,552	923,347	863,873
Change in investment real estate, net	978	(104)	2,851
Change in policy loans, net	51,218	34,625	49,268
Change in other long-term investments, net	(168,897)	(91,518)	(250,557)
Change in short-term investments, net	(217,300)	(279,191)	(72,810)
Net unsettled security transactions	13,384	(19,023)	28,853
Purchase of property and equipment	(92,269)	(37,533)	(5,295)
Cash received from or paid for acquisitions, net of cash acquired	38,456	—	320,967
Net cash used in investing activities	(1,947,894)	(2,624,770)	(4,366,985)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	1,075,000	1,035,000	265,000
Principal payments on line of credit arrangement and debt	(757,884)	(1,156,498)	(633,074)
Issuance (repayment) of non-recourse funding obligations	(119,000)	(47,000)	2,094,700
Secured financing liabilities	(522,442)	220,028	359,536
Dividends to shareowner	(140,000)	(143,848)	(89,343)
Investment product and universal life deposits	5,622,414	4,683,121	4,393,596
Investment product and universal life withdrawals	(3,144,273)	(2,256,981)	(2,320,958)
Other financing activities, net	(388)	(196)	—
Net cash provided by financing activities	2,013,427	2,333,626	4,069,457
Change in cash	(78,596)	(95,872)	(47,890)
Cash at beginning of period	252,310	348,182	396,072
Cash at end of period	$173,714	$252,310	$348,182
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
During the fourth quarter of 2018, the Company recorded an adjustment related to prior periods to correct an error pertaining to the tax deductibility of certain deferred compensation following the Dai-ichi acquisition and application of purchase accounting in 2015. The adjustment resulted in a $32.0 million increase to goodwill, with a corresponding increase in the deferred tax liability for $21.3 million and a decrease in deferred income tax expense for $10.7 million. The Company concluded that the adjustment was not quantitatively or qualitatively material to previously reported annual or interim periods or the current interim period. As a result, this adjustment was recorded by the Company within the presented annual consolidated financial statements for the year ended December 31, 2018.
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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which the Company purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures (“CUSIP”) level on a first in first out basis. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.
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
Cash
Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank at certain reporting dates. Such negative balances are included in other liabilities and were $153.3 million as of December 31, 2018 and $132.7 million as of December 31, 2017, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.
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
The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 7.1%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired
In conjunction with the Merger and the acquisition of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from cash flows and earnings of associated insurance policies and investment contracts. This intangible asset, called VOBA, is based on the actuarially estimated present value of future cash flows from associated insurance policies and investment contracts acquired. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY Life Insurance Company (“MONY”) block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, account values, or insurance in-force. VOBA is subject to annual recoverability testing.
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
Intangible assets recognized by the Company included the following (excluding goodwill):

	As of December 31,		Estimated
	2018	2017	Useful Life
	(Dollars In Thousands)		(In Years)
Distribution relationships	$377,441	$402,975	14-22
Trade names	78,629	85,340	13-17
Technology	93,433	107,343	7-14
Other	31,928	35,914
Total intangible assets subject to amortization	581,431	631,572

Insurance licenses	32,000	32,000	Indefinite
Total intangible assets	$613,431	$663,572
Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2019	$55,299
2020	52,298
2021	49,693
2022	46,435
2023	45,135
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
The Company depreciates its assets using the straight-line method over the estimated useful lives of the assets. The Company’s furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and computers are depreciated over a four year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

Property and equipment consisted of the following:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Home office building	$144,669	$68,123
Data processing equipment	28,793	24,102
Other, principally furniture and equipment	19,774	17,198
Total property and equipment subject to depreciation	193,236	109,423
Accumulated depreciation	(33,199)	(22,926)
Land	24,920	24,920
Total property and equipment	$184,957	$111,417
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
The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2018 and December 31, 2017, the Company had $4,083.8 million and $3,337.9 million, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to twelve years.
As of December 31, 2018, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2019	$1,253.9
2020 - 2021	3,042.5
2022 - 2023	818.7
Thereafter	118.7
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
Guaranteed Living Withdrawal Benefits
The Company also establishes reserves for guaranteed living withdrawal benefits (“GLWB”) on its variable annuity (“VA”) products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2018 and 2017, our net GLWB liability held was $184.1 million and $111.8 million, respectively.
Goodwill
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. Accounting for goodwill requires an estimate of the future profitability of the associated lines of business within the Company’s operating segments to assess the recoverability of the capitalized goodwill. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of segment goodwill is more likely than not then no other specific quantitative impairment testing is required.
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

The Company uses the asset and liability method of accounting for income taxes. Generally, most items in pretax book income are also included in taxable income in the same year. However, some items are recognized for book purposes and for tax purposes in different years or are never recognized for either book or tax purposes. Those differences that will never be recognized for either book or tax purposes are permanent differences (e.g., the dividends-received deduction). As a result, the effective tax rate reflected in the financial statements may differ from the statutory rate reflected in the tax return. Those differences that are reported in different years for book and tax purposes are temporary and will reverse over time (e.g., the valuation of future policy benefits). These temporary differences are accounted for in the intervening periods as deferred tax assets and liabilities. Deferred tax assets generally represent revenue that is taxable before it is recognized in financial income and expenses that are deductible after they are recognized in financial income. Deferred tax liabilities generally represent revenues that are taxable after they are recognized in financial income or expenses or losses that are deductible before they are recognized in financial income. Components of accumulated other comprehensive income (loss) (“AOCI”) are presented net of tax, and it is the Company’s policy to use the aggregate portfolio approach to clear the disproportionate tax effects that remain in AOCI as a result of tax rate changes and certain other events. Under the aggregate portfolio approach, disproportionate tax effects are cleared only when the portfolio of investments that gave rise to the deferred tax item is sold or otherwise disposed of in its entirety.

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
Variable Interest Entities
The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For more information on the Company’s investment in a VIE refer to Note 5, Investment Operations, to the consolidated financial statements.

Policyholder Liabilities, Revenues, and Benefits Expense
Future Policy Benefits and Claims
Future policy benefit liabilities for the year indicated are as follows:

	As of December 31,
	2018	2017	2018	2017
	Total Policy Liabilities and Accruals		Reinsurance Receivable
	(Dollars In Thousands)		(Dollars In Thousands)
Life and annuity benefit reserves	$40,883,229	$29,972,938	$3,582,850	$3,898,079
Unpaid life claim liabilities	654,077	595,188	383,376	362,827
Life and annuity future policy benefits	41,537,306	30,568,126	3,966,226	4,260,906
Other policy benefits reserves	142,855	157,101	80,688	92,330
Other policy benefits unpaid claim liabilities	221,391	232,365	176,155	185,826
Future policy benefits and claims and associated reinsurance receivable	$41,901,552	$30,957,592	$4,223,069	$4,539,062
Unearned premiums	872,594	875,405	541,674	536,636
Total policy liabilities and accruals and associated reinsurance receivable	$42,774,146	$31,832,997	$4,764,743	$5,075,698
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
Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2018, range from approximately 2.00% to 5.50%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.
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
Universal Life and Investment Products
Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.19% to 11.25% in 2018.

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
The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a UL - Type insurance contract in accordance with ASC Topic 944 -Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method.
The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these indexed universal life (“IUL”) products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accrued interest and benefit claims incurred during the period.
The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.
The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. A portion of the Company’s GMDB benefits are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2018 and 2017, the GMDB reserve was $44.3 million and $34.1 million, respectively.
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
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. In consideration of the amendments in this Update, the Company revised its recognition pattern for administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. The Company will recognize these fees on a claims occurrence basis in future periods. To reflect this change in accounting principle, the Company recorded a cumulative effect adjustment as of January 1, 2018 that resulted in a decrease in retained earnings of $93.9 million. The pre-tax impact to each affected line item on the Company’s financial statements is reflected in the table below:

	As of December 31, 2018
	As Reported	Previous Accounting Method
	(Dollars In Millions)
Financial Statement Line Item:
Balance Sheet
Deferred policy acquisition costs and value of business acquired	$3,023.2	$2,881.6
Other liabilities	$2,374.1	$2,110.5

	For The Year Ended December 31, 2018
	As Reported	Previous Accounting Method
	(Dollars In Millions)
Financial Statement Line Item:
Statements of Income
Other income	$453.7	$454.4
Amortization of deferred policy acquisition costs and value of business acquired	$225.8	$177.0
Other operating expenses, net of reinsurance ceded	$916.3	$968.1
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
Accounting Pronouncements Recently Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The Company adopted this Update using the modified retrospective approach via a cumulative effect adjustment to retained earnings as of January 1, 2018. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, impacted some of the Company’s smaller lines of business, specifically revenues at the Company’s affiliated broker dealers and insurance agency, and certain revenues associated with the Company’s Asset Protection products. The lines of business to which the revised guidance applies are not material to the Company’s financial statements. In consideration of the amendments in this Update, the Company revised its recognition pattern for administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. The Company will recognize these fees on a claims occurrence basis in future periods. To reflect this change in accounting principle, the Company recorded a cumulative effect adjustment as of January 1, 2018 that resulted in a decrease in retained earnings of $93.9 million. The Company also implemented minor changes to its accounting and disclosures with respect to the lines of business referenced above to ensure compliance with the revised guidance. See above for additional discussion.
    ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update were effective the interim periods beginning after December 15, 2017 and were applied on a modified retrospective basis. The Company recorded a cumulative-effect adjustment at the date of adoption, January 1, 2018, transferring unrealized gains and losses on available-for-sale equity securities to retained earnings from accumulated other comprehensive income. The impact of this adjustment, net of income tax, resulted in a $10.6 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income, resulting in no net impact to consolidated shareowner’s equity. The Company has updated its disclosures in Note 5, Investment Operations and Note 6, Fair Value of Financial Instruments in accordance with the ASU.

ASU No. 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Specific transactions addressed in the new guidance include: Debt prepayment/extinguishment costs, contingent consideration payments, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investments. The Update does not introduce any new accounting or financial reporting requirements, and was effective for the interim periods beginning after December 15, 2017 using the retrospective method. There was no financial impact.

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

ASU No. 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require entities to disaggregate the current-service-cost component from other components of net benefit cost and present it with other current compensation costs in the income statement. The other components of net benefit cost must be presented outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. As provided for in the ASU, the Company applied the provisions of the statement retrospectively for components of net periodic pension costs and prospectively for capitalization of the service costs component of net periodic costs and net periodic postretirement benefits. The Update did not impact the Company’s financial position, results of operations, or current disclosures.

Accounting Pronouncements Not Yet Adopted

ASU No. 2016-02 - Leases. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of leases. The most significant change will relate to the accounting model used by lessees. The Update will require all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The lease asset and liability will be measured at the present value of the minimum lease payments less any upfront payments or fees. The amendments in the Update are effective for annual and interim periods beginning after December 15, 2018 on a modified retrospective basis. The Company expects to record a cumulative effect adjustment as of the date of adoption, January 1, 2019, establishing a right of use asset and lease liability of $21.5 million on its consolidated balance sheet to be reflected in the property and equipment and other liabilities line items, respectively. The Company will make updates to its disclosures in the first quarter in order to comply with the new guidance.

ASU No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update require that premiums on callable debt securities be amortized to the first call date. This is a change from current guidance, under which premiums are amortized to the maturity date of the security.The amendments are effective for annual and interim periods beginning after December 15, 2018. The Company recorded a cumulative effect adjustment as of the adoption date, January 1, 2019, resulting in a $51.2 million reduction to retained earnings, net of income tax.

ASU No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update are designed to permit hedge accounting to be applied to a broader range of hedging strategies as well as to more closely align hedge accounting and risk management objectives. Specific provisions include requiring changes in the fair value of a hedging instrument be recorded in the same income statement line as the hedged item when it affects earnings. There was no impact to the Company on adoption.

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

3. SIGNIFICANT TRANSACTIONS
On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed the acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Master Transaction Agreement”) PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of PLICO, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

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

All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.

The terms of the Reinsurance Agreements resulted in an acquisition of the Life Business by the Company in accordance with ASC Topic 805, Business Combinations.

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

Fair Value As of May 1, 2018
(Dollars in Thousands)
Assets
Fixed maturities	$12,588,512
Mortgage loans	435,405
Policy loans	131,489
Total investments	13,155,406
Cash	38,456
Accrued investment income	152,030
Reinsurance receivables	272
Value of business acquired	336,862
Other assets	916
Total assets	13,683,942
Liabilities
Future policy benefits and claims	$11,747,501
Unearned premiums	—
Total policy liabilities and accruals	11,747,501
Annuity account balances	1,823,444
Other policyholders’ funds	41,936
Other liabilities	71,061
Total liabilities	13,683,942
Net assets acquired	$—
The following unaudited pro forma condensed consolidated results of operations assumes that the aforementioned transactions of the Life Business were completed as of January 1, 2017. The unaudited pro forma condensed results of operations are presented solely for information purposes and are not necessarily indicative of the consolidated condensed results of operations that might have been achieved had the transaction been completed as of the date indicated:

	Unaudited
	For The Year Ended December 31, 2018	For The Year Ended December 31, 2017
	(Dollars In Thousands)
Revenue	$5,364,693	$5,654,257
Net income	$348,505	$1,233,991
The amount of revenue and income before income tax of the Life Business since the transaction date, May 1, 2018, included in the consolidated statements of income for the year ended December 31, 2018, amounted to $578.0 million and $49.8 million. Also, included in the income before income tax for the year ended December 31, 2018, is approximately $5.5 million of non-recurring transaction costs.
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

Summarized financial information for the Closed Block as of December 31, 2018 and December 31, 2017 and is as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,679,732	$5,791,867
Policyholder dividend obligation	—	160,712
Other liabilities	22,505	30,764
Total closed block liabilities	5,702,237	5,983,343
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,257,437	4,669,856
Mortgage loans on real estate	75,838	108,934
Policy loans	672,213	700,769
Cash and other invested assets	116,225	31,182
Other assets	136,388	122,637
Total closed block assets	5,258,101	5,633,378
Excess of reported closed block liabilities over closed block assets	444,136	349,965
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation: $(141,128) and $(13,429); and net of income tax: $61,676 and $2,820	(120,528)	—
Future earnings to be recognized from closed block assets and closed block liabilities	$323,608	$349,965
Reconciliation of the policyholder dividend obligation is as follows:

	For The Year Ended December 31,
	2018	2017
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$160,712	$31,932
Applicable to net revenue (losses)	(33,014)	(55,241)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(127,698)	184,021
Policyholder dividend obligation, ending balance	$—	$160,712

Closed Block revenues and expenses were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and other income	$171,117	$180,097	$189,700
Net investment income	202,282	203,964	211,175
Net investment gains	(1,970)	910	1,524
Total revenues	371,429	384,971	402,399
Benefits and other deductions
Benefits and settlement expenses	337,352	335,200	353,488
Other operating expenses	714	1,940	2,804
Total benefits and other deductions	338,066	337,140	356,292
Net revenues before income taxes	33,363	47,831	46,107
Income tax expense	7,006	27,718	16,137
Net revenues	$26,357	$20,113	$29,970

5. INVESTMENT OPERATIONS
Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Fixed maturities	$2,051,505	$1,631,565	$1,552,999
Equity securities	35,299	39,806	38,838
Mortgage loans	322,207	298,387	270,749
Investment real estate	1,888	2,481	2,153
Short-term investments	102,857	108,476	106,828
	2,513,756	2,080,715	1,971,567
Investment expenses	30,006	29,127	29,111
Net investment income	$2,483,750	$2,051,588	$1,942,456
Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Fixed maturities	$9,912	$12,941	$32,210
Equity gains and losses(1)	(48,964)	(2,330)	92
Impairments	(29,724)	(11,742)	(17,748)
Modco trading portfolio	(185,900)	119,206	67,583
Other investments	1,303	(8,389)	(9,226)
Total realized gains (losses) - investments	$(253,373)	$109,686	$72,911

(1) Beginning January 1, 2018, all changes in the fair market value of equity securities are recorded as a realized gain (loss) as a result of the adoption of ASU No. 2016-01.

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Gross realized gains	$28,095	$18,868	$42,085
Gross realized losses:
Impairments losses	$(29,724)	$(11,742)	$(17,748)
Other realized losses	$(18,183)	$(8,257)	$(9,783)
The chart below summarizes the fair value (proceeds) and the gains/losses realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$1,300,866	$879,181	$1,198,333
Gains realized	$28,095	$18,868	$42,085

Securities in an unrealized loss position(1):
Fair value (proceeds)	$472,371	$185,157	$85,835
Losses realized	$(18,183)	$(8,257)	$(9,783)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

For The Year Ended December 31, 2018
(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$(48,964)
Less: net gains (losses) recognized on equity securities sold during the period	$(6,165)
Gains (losses) recognized during the period on equity securities still held	$(42,799)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)

Fixed maturities:
Residential mortgage-backed securities	$3,650,539	$23,247	$(62,196)	$3,611,590	$(18)
Commercial mortgage-backed securities	2,349,274	3,911	(58,101)	2,295,084	—
Other asset-backed securities	1,410,059	17,232	(35,398)	1,391,893	—
U.S. government-related securities	1,683,432	1,795	(45,722)	1,639,505	—
Other government-related securities	545,522	4,292	(33,850)	515,964	—
States, municipals, and political subdivisions	3,682,037	25,706	(118,902)	3,588,841	876
Corporate securities	38,634,888	112,992	(2,385,052)	36,362,828	(29,685)
Redeemable preferred stock	94,362	—	(11,560)	82,802	—
	52,050,113	189,175	(2,750,781)	49,488,507	(28,827)
Short-term investments	776,357	—	—	776,357	—
	$52,826,470	$189,175	$(2,750,781)	$50,264,864	$(28,827)
As of December 31, 2017
Fixed maturities:
Residential mortgage-backed securities	$2,330,832	$19,413	$(23,033)	$2,327,212	$41
Commercial mortgage-backed securities	1,914,998	5,010	(30,186)	1,889,822	—
Other asset-backed securities	1,234,376	20,936	(5,763)	1,249,549	—
U.S. government-related securities	1,255,244	185	(32,177)	1,223,252	—
Other government-related securities	282,767	9,463	(4,948)	287,282	—
States, municipals, and political subdivisions	1,770,299	16,959	(45,613)	1,741,645	(37)
Corporate securities	29,606,484	623,713	(528,187)	29,702,010	(2,564)
Redeemable preferred stock	94,362	232	(3,503)	91,091	—
	38,489,362	695,911	(673,410)	38,511,863	(2,560)
Equity securities	735,569	22,318	(8,771)	749,116	—
Short-term investments	558,949	—	—	558,949	—
	$39,783,880	$718,229	$(682,181)	$39,819,928	$(2,560)

(1)	These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$241,836	$259,694
Commercial mortgage-backed securities	188,925	146,804
Other asset-backed securities	159,907	138,097
U.S. government-related securities	59,794	27,234
Other government-related securities	44,207	63,925
States, municipals, and political subdivisions	286,413	326,925
Corporate securities	1,423,833	1,698,183
Redeemable preferred stock	11,277	3,327
	2,416,192	2,664,189
Equity securities	9,892	5,244
Short-term investments	30,926	56,261
	$2,457,010	$2,725,694
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2018, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$1,146,730	$1,142,140	$—	$—
Due after one year through five years	9,272,731	9,120,056	—	—
Due after five years through ten years	9,200,724	8,947,546	—	—
Due after ten years	32,429,928	30,278,765	2,633,474	2,547,210
	$52,050,113	$49,488,507	$2,633,474	$2,547,210

The chart below summarizes the Company’s other-than-temporary impairments of investments. All of the impairments were related to fixed maturities or equity securities.

	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
For The Year Ended December 31, 2018

Other-than-temporary impairments	$(56,578)	$—	$(56,578)
Non-credit impairment losses recorded in other comprehensive income	26,854	—	26,854
Net impairment losses recognized in earnings	$(29,724)	$—	$(29,724)

For The Year Ended December 31, 2017

Other-than-temporary impairments	$(1,332)	$(2,630)	$(3,962)
Non-credit impairment losses recorded in other comprehensive income	(7,780)	—	(7,780)
Net impairment losses recognized in earnings	$(9,112)	$(2,630)	$(11,742)

For The Year Ended December 31, 2016

Other-than-temporary impairments	$(32,075)	$—	$(32,075)
Non-credit impairment losses recorded in other comprehensive income	14,327	—	14,327
Net impairment losses recognized in earnings	$(17,748)	$—	$(17,748)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the years ended December 31, 2018, 2017, and 2016.
The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Beginning balance	$3,268	$12,685	$22,761
Additions for newly impaired securities	24,858	734	14,876
Additions for previously impaired securities	12	3,175	2,063
Reductions for previously impaired securities due to a change in expected cash flows	—	(12,726)	(24,396)
Reductions for previously impaired securities that were sold in the current period	(3,270)	(600)	(2,619)
Other	—	—	—
Ending balance	$24,868	$3,268	$12,685

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,485,009	$(31,302)	$804,364	$(30,894)	$2,289,373	$(62,196)
Commercial mortgage-backed securities	422,438	(7,442)	1,429,384	(50,659)	1,851,822	(58,101)
Other asset-backed securities	687,271	(30,963)	148,871	(4,435)	836,142	(35,398)
U.S. government-related securities	130,290	(4,668)	1,085,654	(41,054)	1,215,944	(45,722)
Other government-related securities	226,201	(15,267)	131,569	(18,583)	357,770	(33,850)
States, municipalities, and political subdivisions	1,004,262	(27,180)	1,129,152	(91,722)	2,133,414	(118,902)
Corporate securities	18,326,331	(970,553)	12,859,732	(1,414,499)	31,186,063	(2,385,052)
Redeemable preferred stock	41,147	(4,467)	41,655	(7,093)	82,802	(11,560)
	$22,322,949	$(1,091,842)	$17,630,381	$(1,658,939)	$39,953,330	$(2,750,781)
RMBS and CMBS had gross unrealized losses greater than twelve months of $30.9 million and $50.7 million as of December 31, 2018, respectively. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $4.4 million as of December 31, 2018. This category predominately includes student-loan backed auction rate securities (“ARS”), the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $41.1 million and $18.6 million as of December 31, 2018, respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions categories had gross unrealized losses greater than twelve months of $91.7 million as of December 31, 2018. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
The corporate securities category has gross unrealized losses greater than twelve months of $1.4 billion as of December 31, 2018. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
As of December 31, 2018, the Company had a total of 4,005 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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
As of December 31, 2018, the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $1.6 billion and had an amortized cost of $1.8 billion. In addition, included in the Company’s trading portfolio, the Company held $144.3 million of securities which were rated below investment grade. Approximately $262.8 million of the below investment grade securities held by the Company were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Fixed maturities	$(2,041,445)	$1,086,727	$802,368

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2018 and December 31, 2017, are as follows:

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2018
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$750,474	$—	$(81,657)	$668,817	$—
Steel City LLC	1,883,000	—	(4,607)	1,878,393	—
	$2,633,474	$—	$(86,264)	$2,547,210	$—

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2017
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$704,904	$—	$(19,163)	$685,741	$—
Steel City LLC	2,014,000	76,586	—	2,090,586	—
	$2,718,904	$76,586	$(19,163)	$2,776,327	$—

During the years ended December 31, 2018, 2017, and 2016, the Company did not record any other-than-temporary impairments on held-to-maturity securities.

The Company’s held-to-maturity securities had $86.3 million of gross unrecognized holding losses by maturity as of December 31, 2018. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered VIE’s. The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.

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
The Company held $140.5 million of non-income producing securities for the year ended December 31, 2018.
Included in the Company’s invested assets are $1.7 billion of policy loans as of December 31, 2018. The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.
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
Based on this analysis, the Company had an interest in two subsidiaries as of December 31, 2018 and December 31, 2017, Red Mountain LLC (“Red Mountain”) and Steel City LLC (“Steel City”), that were determined to be VIEs.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the “Red Mountain Note”) to Golden Gate V. For details of this transaction, see Note 14, Debt and Other Obligations. The Company has the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of December 31, 2018, no payments have been made or required related to this guarantee.
Steel City, a newly formed wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company, in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 14, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of December 31, 2018, no payments have been made or required related to this guarantee.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	4	$—	$3,611,590	$—	$3,611,590
Commercial mortgage-backed securities	4	—	2,295,084	—	2,295,084
Other asset-backed securities	4	—	970,251	421,642	1,391,893
U.S. government-related securities	4	1,010,485	629,020	—	1,639,505
State, municipalities, and political subdivisions	4	—	3,588,841	—	3,588,841
Other government-related securities	4	—	515,964	—	515,964
Corporate securities	4	—	35,724,552	638,276	36,362,828
Redeemable preferred stock	4	65,536	17,266	—	82,802
Total fixed maturity securities—available-for-sale		1,076,021	47,352,568	1,059,918	49,488,507
Fixed maturity securities—trading
Residential mortgage-backed securities	3	—	241,836	—	241,836
Commercial mortgage-backed securities	3	—	188,925	—	188,925
Other asset-backed securities	3	—	133,851	26,056	159,907
U.S. government-related securities	3	27,453	32,341	—	59,794
State, municipalities, and political subdivisions	3	—	286,413	—	286,413
Other government-related securities	3	—	44,207	—	44,207
Corporate securities	3	—	1,417,591	6,242	1,423,833
Redeemable preferred stock	3	11,277	—	—	11,277
Total fixed maturity securities—trading		38,730	2,345,164	32,298	2,416,192
Total fixed maturity securities		1,114,751	49,697,732	1,092,216	51,904,699
Equity securities	3	531,523	36	64,325	595,884
Other long-term investments(1)	3&4	83,047	180,438	112,344	375,829
Short-term investments	3	730,067	77,216	—	807,283
Total investments		2,459,388	49,955,422	1,268,885	53,683,695
Cash	3	173,714	—	—	173,714
Other assets	3	29,257	—	—	29,257
Assets related to separate accounts
Variable annuity	3	12,288,919	—	—	12,288,919
Variable universal life	3	937,732	—	—	937,732
Total assets measured at fair value on a recurring basis		$15,889,010	$49,955,422	$1,268,885	$67,113,317
Liabilities:
Annuity account balances(2)	3	$—	$—	$76,119	$76,119
Other liabilities(1)	3&4	56,018	69,501	629,942	755,461
Total liabilities measured at fair value on a recurring basis		$56,018	$69,501	$706,061	$831,580

(1)	Includes certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.

(3)	Fair Value through Net Income.

(4)	Fair Value through Other Comprehensive Income.

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 93.6% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the years ended December 31, 2018 and 2017.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2018 , the Company held $7.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of December 31, 2018, the Company held $447.7 million of Level 3 ABS, which included $421.6 million of other asset-backed securities classified as available-for-sale and $26.1 million of other asset-backed securities classified as trading. These securities within the available-for-sale portfolio are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stock, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of December 31, 2018, the Company classified approximately $42.3 billion of corporate securities, redeemable preferred stock, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of December 31, 2018, the Company classified approximately $644.5 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of December 31, 2018, the Company held approximately $64.4 million of equity securities classified as Level 2 and Level 3. Of this total, $63.4 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2018, 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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

The fair value of the GLWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 87.0% - 100.0%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.

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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of December 31, 2018, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.3 billion and the statutory unrealized gain (loss) of the securities of $25.8 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of December 31, 2018 is $76.1 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$421,458	Liquidation	Liquidation value	$85.75 - $99.99 ($95.36)
		Discounted cash flow	Liquidity premium	0.02% - 1.25% (0.64%)
			Paydown rate	10.96% - 13.11% (12.03%)
Corporate securities	631,068	Discounted cash flow	Spread over treasury	0.84% - 3.0% (1.84%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$184,071	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.21% - 1.16%
Embedded derivative—FIA	217,288	Actuarial cash flow model	Expenses	$145 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	87% to 100% of Ruark 2015 ALB table
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.21% - 1.16%
Embedded derivative—IUL	90,231	Actuarial cash flow model	Mortality	37% - 577% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.21% - 1.16%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2018, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $40.4 million of financial instruments being classified as Level 3 as of December 31, 2018. Of the $40.4 million, $26.2 million are other asset-backed securities, $13.5 million are corporate securities, and $0.7 million are equity securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2018, the Company held $63.6 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$504,228	Discounted cash flow	Liquidation value	$90 - $97 ($94.91)
		Discounted cash flow	Liquidity premium	0.06% - 1.17% (0.75%)
			Paydown rate	11.31% - 11.97% (11.54%)
Corporate securities	617,770	Discounted cash flow	Spread over treasury	0.81% - 3.95% (1.06%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$111,760	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB table
			Lapse	1.0% - 30.0%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.11% - 0.79%
Embedded derivative—FIA	218,676	Actuarial cash flow model	Expenses	$146 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.11% - 0.79%
Embedded derivative - IUL	80,212	Actuarial cash flow model	Mortality	34% - 152% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.11% - 0.79%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2017, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $50.4 million of financial instruments being classified as Level 3 as of December 31, 2017. Of the $50.4 million, $35.4 million are other asset-backed securities, $14.6 million are corporate securities, and $0.4 million are equity securities.
In certain cases the Company determined that book value materially approximates fair value. As of December 31, 2017, the Company held $65.7 million of financial instruments where book value approximates fair value, which was predominantly FHLB stock.
The asset-backed securities classified as Level 3 are predominantly ARS. A change in the paydown rate (the projected annual rate of principal reduction) of the ARS can significantly impact the fair value of these securities. A decrease in the paydown rate would increase the projected weighted average life of the ARS and increase the sensitivity of the ARS’ fair value to changes in interest rates. An increase in the liquidity premium would result in a decrease in the fair value of the securities, while a decrease in the liquidity premium would increase the fair value of these securities. The liquidation value for these securities are sensitive to the issuer’s available cash flows and ability to redeem the securities, as well as the current holders’ willingness to liquidate at the specified price.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2018, for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$(995)	$22,225	$—	$—	$—	$(21,281)	$51	$—	$—
Commercial mortgage-backed securities	—	—	50	—	(2,496)	48,621	(293)	—	—	(45,832)	(50)	—	—
Other asset-backed securities	504,365	3,716	16,503	(159)	(25,577)	—	(80,051)	—	—	222	2,623	421,642	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	626,901	—	12,537	—	(29,017)	108,491	(97,676)	—	—	20,721	(3,681)	638,276	—
Total fixed maturity securities— available-for-sale	1,131,266	3,716	29,090	(159)	(58,085)	179,337	(178,020)	—	—	(46,170)	(1,057)	1,059,918	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	35,222	464	—	(3,798)	—	8,728	(14,511)	—	—	164	(213)	26,056	(3,179)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	5,442	45	—	(145)	—	999	—	—	—	—	(99)	6,242	(101)
Total fixed maturity securities—trading	40,664	509	—	(3,943)	—	9,727	(14,511)	—	—	164	(312)	32,298	(3,280)
Total fixed maturity securities	1,171,930	4,225	29,090	(4,102)	(58,085)	189,064	(192,531)	—	—	(46,006)	(1,369)	1,092,216	(3,280)
Equity securities	66,110	375	—	(93)	—	36	(2,103)	—	—	—	—	64,325	282
Other long-term investments(1)	136,004	51,161	—	(74,821)	—	—	—	—	—	—	—	112,344	(23,660)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,374,044	55,761	29,090	(79,016)	(58,085)	189,100	(194,634)	—	—	(46,006)	(1,369)	1,268,885	(26,658)
Total assets measured at fair value on a recurring basis	$1,374,044	$55,761	$29,090	$(79,016)	$(58,085)	$189,100	$(194,634)	$—	$—	$(46,006)	$(1,369)	$1,268,885	$(26,658)
Liabilities:
Annuity account balances(2)	$83,472	$—	$—	$(3,505)	$—	$—	$—	$623	$11,481	$—	$—	$76,119	$—
Other liabilities(1)	760,890	401,350	—	(270,402)	—	—	—	—	—	—	—	629,942	130,948
Total liabilities measured at fair value on a recurring basis	$844,362	$401,350	$—	$(273,907)	$—	$—	$—	$623	$11,481	$—	$—	$706,061	$130,948

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2018, there were $39.7 million of securities transferred into Level 3.
For the year ended December 31, 2018, $85.7 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2018.
For the year ended December 31, 2018, there were no transfers from Level 2 to Level 1.
For the year ended December 31, 2018, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2017, for which the Company has used significant unobservable inputs (Level 3):

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
For the year ended December 31, 2017, there were an immaterial amount of transfers of securities into Level 3.
For the year ended December 31, 2017, $28.9 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2017.
For the year ended December 31, 2017, there were no transfers from Level 2 to Level 1.
For the year ended December 31, 2017, there were no transfers from Level 1 into Level 2.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of December 31,
		2018		2017
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$7,724,733	$7,447,702	$6,817,723	$6,740,177
Policy loans	3	1,695,886	1,695,886	1,615,615	1,615,615
Fixed maturities, held-to-maturity(1)	3	2,633,474	2,547,210	2,718,904	2,776,327
Liabilities:
Stable value product account balances	3	$5,234,731	$5,200,723	$4,698,371	$4,698,868
Future policy benefits and claims(2)	3	1,671,414	1,671,434	220,498	220,498
Other policyholders’ funds(3)	3	131,150	131,782	133,508	134,253
Debt:(4)
Bank borrowings	3	$—	$—	$—	$—
Senior Notes	2	1,100,508	1,065,338	943,370	933,926
Subordinated debentures	2	495,426	494,265	495,289	501,215
Subordinated funding obligations	3	110,000	95,476	—	—
Non-recourse funding obligations(5)	3	2,632,497	2,550,237	2,747,477	2,804,983
Except as noted below, fair values were estimated using quoted market prices.

(1)	Securities purchased from unconsolidated subsidiaries, Red Mountain LLC and Steel City LLC.

(2)	Single premium immediate annuity without life contingencies.

(3)	Supplementary contracts without life contingencies.

(4)	Excludes capital lease obligations of $1.3 million and $1.7 million as of December 31, 2018 and 2017, respectively.

(5)
As of December 31, 2018, carrying amount of $2.6 billion and a fair value of $2.5 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2017, carrying amount of $2.7 billion and a fair value of $2.8 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Policy loans
The Company believes the fair value of policy loans approximates book value. Policy loans are funds provided to policyholders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the carrying value of policy loans approximates fair value.

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
Senior notes and subordinated debt securities
The Company estimates the fair value of its Senior Notes and Subordinated debt securities using quoted market prices from third party pricing services, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate.
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
It is the Company's policy not to offset assets and liabilities associated with open derivative contracts. However, the Chicago Mercantile Exchange (“CME”) rules characterize variation margin transfers as settlement payments, as opposed to adjustments to collateral. As a result, derivative assets and liabilities associated with centrally cleared derivatives for which the CME serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.
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
The following table sets forth realized investment gains and losses for the periods shown:
Realized investment gains (losses)—derivative financial instruments

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(25,473)	$26,015	$(3,450)
Equity futures	(88,208)	(91,776)	(106,431)
Currency futures	10,275	(23,176)	33,836
Equity options	38,083	(94,791)	(60,962)
Interest rate swaptions	(14)	(2,490)	(1,161)
Interest rate swaps	(45,185)	27,981	20,420
Total return swaps	77,225	(32,240)	—
Embedded derivative - GLWB	(72,313)	3,614	68,056
Total derivatives related to VA contracts	(105,610)	(186,863)	(49,692)
Derivatives related to FIA contracts:
Embedded derivative	35,397	(55,878)	(16,494)
Equity futures	330	642	4,248
Equity options	(38,885)	44,585	8,149
Total derivatives related to FIA contracts	(3,158)	(10,651)	(4,097)
Derivatives related to IUL contracts:
Embedded derivative	9,062	(14,117)	9,529
Equity futures	261	(818)	129
Equity options	(6,338)	9,580	3,477
Total derivatives related to IUL contracts	2,985	(5,355)	13,135
Embedded derivative - Modco reinsurance treaties	166,757	(103,009)	390
Other derivatives	14	50	(24)
Total realized gains (losses)—derivatives	$60,988	$(305,828)	$(40,288)

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:
Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
For The Year Ended December 31, 2018
Foreign currency swaps	$(812)	$(798)	$—
Interest rate swaps	(1,574)	(633)	—
Total	$(2,386)	$(1,431)	$—

For The Year Ended December 31, 2017
Foreign currency swaps	$(867)	$(694)	$—
Total	$(867)	$(694)	$—

For The Year Ended December 31, 2016
Foreign currency swaps	$1,058	$(60)	$—
Total	$1,058	$(60)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.1 million out of accumulated other comprehensive income into earnings during the next twelve months.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$—	$—	$117,178	$6,016
Derivatives not designated as hedging instruments:
Interest rate swaps	1,515,500	28,501	1,265,000	55,411
Total return swaps	138,070	3,971	190,938	135
Embedded derivative - Modco reinsurance treaties	585,294	7,072	64,472	1,009
Embedded derivative - GLWB	3,984,070	105,272	4,897,069	134,995
Interest rate futures	286,208	10,302	1,071,870	3,178
Equity futures	12,633	483	62,266	154
Currency futures	—	—	1,117	2
Equity options	5,624,081	220,092	4,436,467	403,961
Interest rate swaptions	—	—	225,000	14
Other	157	136	157	200
	$12,146,013	$375,829	$12,331,534	$605,075
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$—	$—
Foreign currency swaps	117,178	904	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	775,000	11,367	597,500	2,960
Total return swaps	768,177	23,054	243,388	318
Embedded derivative - Modco reinsurance treaties	1,795,287	32,828	2,390,539	215,247
Embedded derivative - GLWB	8,466,019	289,343	4,718,311	246,755
Embedded derivative - FIA	2,576,033	217,288	1,951,650	218,676
Embedded derivative - IUL	233,550	90,231	168,349	80,212
Interest rate futures	863,706	20,100	230,404	917
Equity futures	659,357	33,753	318,795	2,593
Currency futures	202,747	2,163	255,248	2,087
Equity options	4,199,687	34,178	3,112,812	237,807
Other	3,288	252	—	—
	$21,010,029	$755,461	$13,986,996	$1,007,572
8. OFFSETTING OF ASSETS AND LIABILITIES
Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 14, Debt and Other Obligations for details of the Company’s repurchase agreement programs.
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of December 31, 2018, the fair value of non-cash collateral received was $45.0 million. As of December 31, 2017, the Company had not received any non-cash collateral.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2018:

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$263,349	$—	$263,349	$70,322	$99,199	$93,828
Total derivatives, subject to a master netting arrangement or similar arrangement	263,349	—	263,349	70,322	99,199	93,828
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	7,072	—	7,072	—	—	7,072
Embedded derivative - GLWB	105,272	—	105,272	—	—	105,272
Other	136	—	136	—	—	136
Total derivatives, not subject to a master netting arrangement or similar arrangement	112,480	—	112,480	—	—	112,480
Total derivatives	375,829	—	375,829	70,322	99,199	206,308
Total Assets	$375,829	$—	$375,829	$70,322	$99,199	$206,308

			Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$125,519	$—	$125,519	$70,322	$47,856	$7,341
Total derivatives, subject to a master netting arrangement or similar arrangement	125,519	—	125,519	70,322	47,856	7,341
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	32,828	—	32,828	—	—	32,828
Embedded derivative - GLWB	289,343	—	289,343	—	—	289,343
Embedded derivative - FIA	217,288	—	217,288	—	—	217,288
Embedded derivative - IUL	90,231	—	90,231	—	—	90,231
Other	252	—	252	—	—	252
Total derivatives, not subject to a master netting arrangement or similar arrangement	629,942	—	629,942	—	—	629,942
Total derivatives	755,461	—	755,461	70,322	47,856	637,283
Repurchase agreements(1)	418,090	—	418,090	—	—	418,090
Total Liabilities	$1,173,551	$—	$1,173,551	$70,322	$47,856	$1,055,373

(1)	Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2017:

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$468,871	$—	$468,871	$242,105	$108,830	$117,936
Total derivatives, subject to a master netting arrangement or similar arrangement	468,871	—	468,871	242,105	108,830	117,936
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,009	—	1,009	—	—	1,009
Embedded derivative - GLWB	134,995	—	134,995	—	—	134,995
Other	200	—	200	—	—	200
Total derivatives, not subject to a master netting arrangement or similar arrangement	136,204	—	136,204	—	—	136,204
Total derivatives	605,075	—	605,075	242,105	108,830	254,140
Total Assets	$605,075	$—	$605,075	$242,105	$108,830	$254,140

			Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$246,682	$—	$246,682	$242,105	$4,577	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	246,682	—	246,682	242,105	4,577	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	215,247	—	215,247	—	—	215,247
Embedded derivative - GLWB	246,755	—	246,755	—	—	246,755
Embedded derivative - FIA	218,676	—	218,676	—	—	218,676
Embedded derivative - IUL	80,212	—	80,212	—	—	80,212
Total derivatives, not subject to a master netting arrangement or similar arrangement	760,890	—	760,890	—	—	760,890
Total derivatives	1,007,572	—	1,007,572	242,105	4,577	760,890
Repurchase agreements(1)	885,000	—	885,000	—	—	885,000
Total Liabilities	$1,892,572	$—	$1,892,572	$242,105	$4,577	$1,645,890

(1)	Borrowings under repurchase agreements are for a term less than 90 days.
9. MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2018, the Company’s mortgage loan holdings were approximately $7.7 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of an allowance for loan losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income.
The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2018:

Type	Percentage of Mortgage Loans on Real Estate
Retail	45.0%
Office Buildings	13.2
Apartments	10.2
Warehouses	11.3
Senior housing	15.8
Other	4.5
100.0%
The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 1.2% of mortgage loans. Approximately 62.5% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Florida	8.8%
Alabama	8.6
Texas	7.5
Georgia	7.3
California	7.2
Michigan	4.8
Tennessee	4.7
Utah	4.7
Ohio	4.5
North Carolina	4.4
62.5%
During the year ended December 31, 2018, the Company funded approximately $1.5 billion of new loans, with an average loan size of $9.1 million. The average size mortgage loan in the portfolio as of December 31, 2018, was $4.4 million and the weighted-average interest rate was 4.6%. The largest single mortgage loan at December 31, 2018 was $48.8 million.
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $109.8 million would become due in 2019, $819.4 million in 2020 through 2024, and $61.2 million in 2025 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2018 and December 31, 2017, approximately $700.6 million and $669.3 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the years ended December 31, 2018, 2017, and 2016, the Company recognized $29.4 million, $37.2 million, and $16.7 million of participating mortgage loan income, respectively.

As of December 31, 2018, approximately $3.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2018, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2018, the Company recognized one troubled debt restructuring transaction as a result of the Company granting a concession to a borrower which included loan terms unavailable from other lenders. This concession was the result of an agreement between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2018.
As of December 31, 2017, approximately $6.5 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2017, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2017, the Company recognized two troubled debt restructurings as a result of the Company granting concessions to borrowers which included loans terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2017.
As of December 31, 2016, approximately $1.5 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2016, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2016, the Company recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loan terms unavailable from other lenders and reduced the expected cash flows on the loan. This concession was the result of an agreement between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2016.
As of December 31, 2018, there was an allowance for mortgage loan credit losses of $1.3 million and as of December 31, 2017 there were no allowances for mortgage loan credit losses. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Beginning balance	$—	$724
Charge offs	—	(6,708)
Recoveries	(209)	(731)
Provision	1,505	6,715
Ending balance	$1,296	$—
It is the Company’s policy to cease accruing interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart:

	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
As of December 31, 2018
Commercial mortgage loans	$1,044	$—	$1,234	$2,278
Number of delinquent commercial mortgage loans	4	—	1	5
As of December 31, 2017
Commercial mortgage loans	$1,817	$—	$—	$1,817
Number of delinquent commercial mortgage loans	2	—	—	2
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
(Dollars In Thousands)
As of December 31, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	5,684	5,309	1,296	1,895	267	293
As of December 31, 2017
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	—	—	—	—	—	—
Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2018 and December 31, 2017 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of December 31, 2018
Troubled debt restructuring:
Commercial mortgage loans	1	$2,688	$1,742
As of December 31, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$418	$418

10. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
The balances and changes in DAC are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Balance, beginning of period	$837,785	$572,328
Capitalization of commissions, sales, and issue expenses	446,468	333,250
Amortization	(133,337)	(52,559)
Change due to unrealized investment gains and losses	56,153	(15,234)
Implementation of ASU 2014-09	138,434	—
Balance, end of period	$1,345,503	$837,785
Value of Business Acquired
The balances and changes in VOBA are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Balance, beginning of period	$1,361,792	$1,447,501
Acquisitions	336,862	—
Amortization	(92,471)	(25,662)
Change due to unrealized investment gains and losses	71,468	(60,047)
Balance, end of period	$1,677,651	$1,361,792
Based on the balance recorded as of December 31, 2018, the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2019	$139,662
2020	128,465
2021	114,081
2022	104,147
2023	94,740
11. GOODWILL
During the fourth quarter of 2018, the Company performed its annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2018 and determined that there was no indication that its segment goodwill was more likely than not impaired and no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2018 that would impact the Company’s conclusion and no such events were identified. After consideration of applicable factors and circumstances noted as part of the annual assessment, the Company determined that no triggering events had occurred and it was more likely than not that the increase in the fair value of the reporting unit would exceed the increase in the carrying value of the reporting units.
As of December 31, 2018, the Company increased its goodwill balance by approximately $32.0 million. Refer to Note 1, Basis of Presentation for additional information. As of December 31, 2018, the balance of goodwill for the Company was $825.5 million.

12. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GLWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company’s balance sheet. The VA separate account balances subject to GLWB were $8.4 billion and $9.7 billion as of December 31, 2018 and 2017, respectively. For more information regarding the valuation of and income impact of GLWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 6, Fair Value of Financial Instruments, and Note 7, Derivative Financial Instruments.
The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.51%, age-based mortality from the Ruark 2015 ALB table adjusted for company and industry experience, lapse rates determined by a dynamic formula, and an average discount rate of 4.8%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.
The VA separate account balances subject to GMDB were $11.8 billion and $13.7 billion as of December 31, 2018 and 2017, respectively. The total GMDB amount payable based on VA account balances as of December 31, 2018, was $340.6 million (including $274.4 million in the Annuities segment and $66.2 million in the Acquisitions segment) with a GMDB reserve of $39.2 million and $5.1 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2018 for the Company was 71 years.
These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $12.3 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2018, was 68 years.
Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Beginning balance	$34,083	$34,796	$36,427
Incurred guarantee benefits	13,619	902	678
Less: Paid guarantee benefits	3,381	1,615	2,309
Ending balance	$44,321	$34,083	$34,796
Account balances of variable annuities with guarantees invested in VA separate accounts are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Equity mutual funds	$5,300,024	$8,914,637
Fixed income mutual funds	6,568,575	4,820,349
Total	$11,868,599	$13,734,986
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

Activity in the Company’s deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Deferred asset, beginning of period	$30,956	$22,497	$11,756
Amounts deferred	13,336	14,246	16,212
Amortization	(4,715)	(5,787)	(5,471)
Deferred asset, end of period	$39,577	$30,956	$22,497
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
Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2018, the Company had reinsured approximately 34% of the face value of its life insurance in-force. The Company has reinsured approximately 15% of the face value of its life insurance in-force with the following three reinsurers:

•	Security Life of Denver Insurance Co. (currently administered by Hannover Re)

•	Swiss Re Life & Health America Inc.

•	The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
The Company has not experienced any credit losses for the years ended December 31, 2018, 2017, or 2016 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008 it was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
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
The following table presents the net life insurance in-force:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Direct life insurance in-force	$765,986,223	$751,512,468
Amounts assumed from other companies	135,407,408	110,205,190
Amounts ceded to other companies	(302,149,614)	(328,377,398)
Net life insurance in-force	$599,244,017	$533,340,260
Percentage of amount assumed to net	23%	21%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Thousands)
For The Year Ended
December 31, 2018:
Premiums and policy fees:
Life insurance	$2,681,191	$(1,173,194)	$626,283	$2,134,280	(1)
Accident/health insurance	47,028	(30,126)	12,826	29,728
Property and liability insurance	308,634	(181,621)	4,883	131,896
Total	$3,036,853	$(1,384,941)	$643,992	$2,295,904
December 31, 2017:
Premiums and policy fees:
Life insurance	$2,655,846	$(1,151,175)	$435,113	$1,939,784	(1)
Accident/health insurance	51,991	(33,051)	14,945	33,885
Property and liability insurance	309,848	(176,509)	9,676	143,015
Total	$3,017,685	$(1,360,735)	$459,734	$2,116,684

December 31, 2016:
Premiums and policy fees:
Life insurance	$2,610,682	$(1,126,915)	$454,999	$1,938,766	(1)
Accident/health insurance	58,076	(36,935)	17,439	38,580
Property and liability insurance	261,009	(150,866)	5,726	115,869
Total	$2,929,767	$(1,314,716)	$478,164	$2,093,215

(1)	Includes annuity policy fees of $177.1 million, $173.5 million, and $160.4 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018 and 2017, policy and claim reserves relating to insurance ceded of $4.7 billion and $5.1 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2018 and 2017, the Company had paid $115.8 million and $96.6 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2018 and 2017, the Company had receivables of $64.8 million and $65.1 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $4.8 billion and $5.1 billion as of December 31, 2018 and 2017, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2018		2017
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$722.2	A	$740.8	A
Swiss Re Life & Health America, Inc.	603.8	A+	614.8	A+
Lincoln National Life Insurance Co.	461.1	A+	489.1	A+
SCOR Global Life(1)	317.2	A+	331.8	A+
Transamerica Life Insurance Co.	301.0	A+	335.6	A+
RGA Reinsurance Company	260.5	A+	278.3	A+
American United Life Insurance Company	242.8	A+	266.7	A+
Centre Reinsurance (Bermuda) Ltd	197.4	NR	212.2	NR
The Canada Life Assurance Company	188.2	A+	186.1	A+
Employers Reassurance Corporation	178.4	B+	193.9	A-

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

14. DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt Securities
Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2018		2017
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Credit Facility	$—	$—	$—	$—
Capital lease obligation	1,319	1,319	1,682	1,682
6.40% Senior Notes (2007), due 2018	—	—	150,000	150,518
7.375% Senior Notes (2009), due 2019	400,000	416,469	400,000	435,806
8.45% Senior Notes (2009), due 2039	190,044	288,547	232,928	357,046
4.30% Senior Notes (2018), due 2028	400,000	395,492	—	—
	$991,363	$1,101,827	$784,610	$945,052
Subordinated debt (year of issue):
5.35% Subordinated Debentures (2017), due 2052	$500,000	$495,426	$500,000	$495,289
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	—	—
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	—	—
	$610,000	$605,426	$500,000	$495,289
The Company’s future maturities of debt, excluding notes payable to banks, the capital lease obligations, and subordinated debt securities, are $416.5 million in 2019 and $684.0 million thereafter.
During the year ended December 31, 2018, the Company repurchased and subsequently extinguished $65.6 million (par value - $42.9 million) of the Company’s 8.45% Senior Notes due 2039. These repurchases resulted in a $1.8 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated statements of income.
During 2018, PLICO issued $110.0 million of Subordinated Funding Obligations at a rate of 3.55% due 2038. These obligations are non-recourse to the Company.
During 2018, the Company issued $400.0 million of its Senior Notes at a rate of 4.30%, due 2028. These notes were issued net of a discount of $1.0 million. At issuance, these notes were carried on the Company’s balance sheet net of the discount and the associated deferred issuance expenses of $3.7 million. The Company used the net proceeds from the offering for general corporate purposes, including the repayment of amounts outstanding under our Credit Facility.
During 2017, the Company issued $500.0 million of its Subordinated Debentures due 2052. At issuance, these Subordinated Debentures were carried on the Company’s balance sheet net of the associated deferred issuance expenses of $4.8 million. The Company used the net proceeds from the offering to call and redeem, at par, the entire $150.0 million of 6.00% Subordinated Debentures due 2042 and $287.5 million of 6.25% Subordinated Debentures due 2042.
Under a revolving line of credit arrangement that was in effect until May 3, 2018 (the “2015 Credit Facility”), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion.The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The annual facility fee rate was 0.125% of the aggregate principal amount. The Credit Facility provided that the Company was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility was February 2, 2020.
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the “Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2018. The Company did not have an outstanding balance on the Credit Facility as of December 31, 2018.
The following is a summary of the Company’s estimated debt covenant calculations as of December 31, 2018:

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to $0	greater than $1 billion
Debt to total capital ratio	less than 40%	less than 23%
Non-Recourse Funding Obligations
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of PLICO, and Steel City, LLC (“Steel City”), a wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and WCL, a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of December 31, 2018, the aggregate principal balance of the Steel City Notes was $1.883 billion. In connection with this transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by the Company if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2018, no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate had a $1.883 billion outstanding non-recourse funding obligation as of December 31, 2018. This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.
Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and a wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2018. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2018, securities related to $20.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $554.4 million of the non-recourse funding obligations were held by the Company and its affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. The Company made a payment of $0.6 million under the Interest Support Agreement during the second quarter of 2018. In addition, certain Interest Support Agreement obligations to the Company of $4.9 million have been collateralized by PLC under the terms of that agreement. As of December 31, 2018, no payments have been received under the YRT Premium Support Agreement. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2018, the Company and its affiliates repurchased $38.0 million of its outstanding non-recourse funding obligations, at a discount. During the year December 31, 2017, the Company and its affiliates did not repurchase any of its outstanding non-recourse funding obligations.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company, and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2018, the principal balance of the Red Mountain note was $670 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $114.6 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2018, no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $670 million outstanding non-recourse funding obligation as of December 31, 2018. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.
Non-recourse funding obligations outstanding as of December 31, 2018, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,883,000	$1,883,000	2039	4.75%
Golden Gate II Captive Insurance Company	20,600	17,703	2052	4.99%
Golden Gate V Vermont Captive Insurance Company(2)(3)	670,000	729,454	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,340	2024	6.19%
Total	$2,574,691	$2,632,497

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

Letters of Credit
Golden Gate III Vermont Captive Insurance Company
On April 23, 2010, Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the Reimbursement Agreement, UBS issued a letter of credit (the “LOC”) to a trust for the benefit of WCL. The Reimbursement Agreement has undergone three separate amendments and restatements. The Reimbursement Agreement’s current effective date is June 25, 2014. The LOC balance reached its scheduled peak of $935 million in 2015. As of December 31, 2018, the LOC balance was $860 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $70.0 million and will be paid in two installments with the last payment occurring in 2021. These contributions may be subject to potential offset against dividend payments as permitted under the terms of the Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Reimbursement Agreement. As of December 31, 2018, no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. Pursuant to the terms of the Reimbursement Agreement, the LOC reached its scheduled peak amount of $790 million in 2016. As of December 31, 2018, the LOC balance was $770 million. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2018, no payments have been made under these agreements.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points, respectively) during the year ended December 31, 2018. During the year ended December 31, 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of December 31, 2018, securities with a market value of $72.2 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of

December 31, 2018, the fair value of the collateral related to this program was $77.2 million and the Company has an obligation to return $77.2 million of collateral to the securities borrowers.
The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2018 and December 31, 2017:
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2018
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$433,182	$18,713	$—	$—	$451,895
Mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	433,182	18,713	—	—	451,895
Securities lending transactions
Fixed maturity securities	71,285	—	—	—	71,285
Equity securities	891	—	—	—	891
Redeemable preferred stock	—	—	—	—	—
Total securities lending transactions	72,176	—	—	—	72,176
Total securities	$505,358	$18,713	$—	$—	$524,071
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2017
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$307,633	$—	$—	$—	$307,633
Mortgage loans	698,974	—	—	—	698,974
Total repurchase agreements and repurchase-to-maturity transactions	1,006,607	—	—	—	1,006,607
Securities lending transactions
Corporate securities	118,817	—	—	—	118,817
Equity securities	5,699	—	—	—	5,699
Redeemable preferred stock	755	—	—	—	755
Total securities lending transactions	125,271	—	—	—	125,271
Total securities	$1,131,878	$—	$—	$—	$1,131,878

Interest Expense
Interest expense is summarized as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Millions)
Debt, subordinated debt, and subordinated funding obligations	$66.5	$61.3	$62.1
Non-recourse funding obligations, other obligations, and repurchase agreements	172.6	171.9	163.7
Total interest expense	$239.1	$233.2	$225.8
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
The Company leases administrative and marketing office space in approximately 17 cities (excluding the home office building), with most leases being for periods less than one year to nine years. The Company had rental expense of $8.3 million, $7.8 million, and $6.7 million, for the years ended December 31, 2018, 2017, and 2016, respectively. The aggregate annualized rent was approximately $8.3 million for the year ended December 31, 2018. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2019	$5,454
2020	3,707
2021	3,393
2022	3,129
2023	3,171
Thereafter	5,418
Additionally, the Company previously leased a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75 million. The building is recorded in property and equipment on the consolidated balance sheet.
As of December 31, 2018 and 2017, the Company had outstanding mortgage loan commitments of $685.3 million at an average rate of 4.42% and $572.3 million at an average rate of 4.14%, respectively.
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

16. EMPLOYEE BENEFIT PLANS
Qualified Pension Plan and Nonqualified Excess Pension Plan
The Company sponsors a Qualified Pension Plan covering substantially all of its employees. Benefits are based on years of service and the employee’s compensation.
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
The Company also sponsors a Nonqualified Excess Pension Plan, which is an unfunded nonqualified plan that provides defined pension benefits in excess of limits imposed on the Qualified Pension Plan by federal tax law.
The following table presents the benefit obligation, fair value of plan assets, funded status, and amounts not yet recognized as components of net periodic pension costs for the Company’s defined benefit pension plan and unfunded excess benefit plan as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Benefit Plan
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$269,802	$46,299	$278,084	$50,149
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$300,423	$54,590	$265,848	$47,802
Service cost	13,185	1,415	12,011	1,350
Interest cost	9,830	1,436	9,846	1,480
Amendments	—	—	—	—
Actuarial (gain)/loss	(15,608)	(2,001)	26,539	7,861
Benefits paid	(19,701)	(8,095)	(13,821)	(3,903)
Projected benefit obligation at end of year	288,129	47,345	300,423	54,590
Change in plan assets:
Fair value of plan assets at beginning of year	260,926	—	201,843	—
Actual return on plan assets	(6,070)	—	29,404	—
Employer contributions(1)	18,800	8,095	43,500	3,903
Benefits paid	(19,701)	(8,095)	(13,821)	(3,903)
Fair value of plan assets at end of year	253,955	—	260,926	—
After reflecting FASB guidance:
Funded status	(34,174)	(47,345)	(39,497)	(54,590)
Amounts recognized in the balance sheet:
Other liabilities	(34,174)	(47,345)	(39,497)	(54,590)
Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain)/loss	10,370	9,025	2,850	13,521
Prior service cost/(credit)	—	—	—	—
Total amounts recognized in AOCI	$10,370	$9,025	$2,850	$13,521

(1)	Employer contributions are shown based on the calendar year in which contributions were made to each plan.

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Qualified Pension Plan		Nonqualified Excess Pension Plan
	2018	2017	2018	2017
Discount rate	4.21%	3.55%	3.93%	3.26%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
Weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Qualified Pension Plan			Nonqualified Excess Pension Plan
	For The Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.55%	4.04%	4.29%	3.25%	3.60%	3.63%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
Expected long-term return on plan assets	7.00%	7.00%	7.25%	N/A	N/A	N/A
The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.
To determine an appropriate long-term rate of return assumption, the Company received evaluations of market performance based on the Company’s asset allocation as provided by external consultants.
Components of the net periodic benefit cost for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Qualified Pension Plan			Nonqualified Excess Pension Plan
	For The Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(Dollars In Thousands)
Service cost—benefits earned during the period	$13,185	$12,011	$12,791	$1,415	$1,350	$1,413
Interest cost on projected benefit obligation	9,830	9,846	9,751	1,436	1,480	1,353
Expected return on plan assets	(17,058)	(13,570)	(13,780)	—	—	—
Amortization of prior service cost/(credit)	—	—	—	—	—	—
Amortization of actuarial loss/(gain)(1)	—	—	—	969	634	178
Preliminary net periodic benefit cost	5,957	8,287	8,762	3,820	3,464	2,944
Settlement/curtailment expense(2)(3)(4)	—	—	(964)	1,526	—	2,135
Total net periodic benefit cost	$5,957	$8,287	$7,798	$5,346	$3,464	$5,079

(1)	2018 average remaining service period used is 9.17 years and for the unfunded excess benefit plan was 7.73 years from January 1, 2018 to June 30, 2018 and 7.87 from July 1, 2018 to December 31, 2018.

(2)
In 2016, the Company amended its Qualified Pension Plan to offer a limited-time opportunity of benefit payouts to eligible, terminated-vested participants (“lump sum window”). The lump sum window provided eligible, terminated-vested participants with an option to elect to receive a lump sum settlement of his or her pension benefit in December 2016 or to elect receipt of monthly pension benefits commencing in December 2016. This event triggered settlement accounting for the Company and resulted in the recognition of $1.0 million of settlement income for the twelve months ended December 31, 2016.

(3)
The Nonqualified Excess Pension Plan triggered settlement accounting for the year ended December 31, 2018 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

(4)
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

For the Qualified Pension Plan, the Company does not expect to amortize any net actuarial loss/(gain) from other comprehensive income into net periodic benefit cost during 2019 since the net actuarial loss/(gain) subject to amortization is less than 10% of the greater of the smooth value of assets or the projected benefit obligation. For the unfunded excess benefit plan, the Company expects to amortize approximately $0.6 million of net actuarial loss from other comprehensive income into net periodic benefit cost during 2019.
Estimated future benefit payments under the Qualified Pension Plan and Nonqualified Excess Pension Plan are as follows:

Years	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
2019	$19,544	$6,788
2020	20,723	5,196
2021	21,153	5,286
2022	22,538	5,583
2023	22,765	4,754
2024 - 2028	120,355	19,586
Qualified Pension Plan Assets
Allocation of plan assets of the Qualified Pension Plan by category as of December 31, 2017 are as follows:

Asset Category	Target Allocation for 2017	2017 (1)
Cash and cash equivalents	2%	15%
Equity securities	60	55
Fixed income	38	30
Total	100%	100%
(1) During 2017, the Company made a $43.5 million contribution to the defined benefit pension plan and allocated the contribution to cash and cash equivalents pending further analysis of its investment strategy. The plan’s investment policy was amended to allow for an actual asset allocation outside of the current target allocation until the investment strategy analysis was complete.
Prior to the amendment for the $43.5 million contribution made in 2017, the defined benefit pension plan had a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash.
During 2018, the Company completed an asset and liability study of its defined benefit pension plan and the associated investment portfolio. As a result, the Plan’s investment policy statement and investment portfolio were updated. These changes are reflected in the disclosures below.
Allocation of plan assets of the defined benefit pension plan by category, as of December 31, 2018 are as follows:

Asset Category	Target Allocation for 2018	2018
Return-Seeking	60%	61%
Liability-Hedging Fixed Income	40	39
Total	100%	100%
The Company’s target asset allocation is designed to provide an acceptable level of risk and balance between return-seeking assets and liability-hedging fixed income assets. The weighting towards return-seeking securities is designed to help provide for an increased level of asset growth potential and liquidity.
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
The Qualified Pension Plan’s return-seeking assets are in a Russell 3000 index fund that invests in a domestic equity index collective trust managed by Northern Trust Corporation, a Spartan 500 index fund managed by Fidelity, and a Collective All Country World ex-US index fund managed by Northern Trust. The Plan’s cash is invested in a collective trust managed by

Northern Trust Corporation. The Plan’s liability-hedging fixed income assets are invested in a group deposit administration annuity contract with PLICO and a Long Government Credit Bond index fund managed by BlackRock. The Northern Trust Collective All Country World ex-US index fund and the BlackRock Long Government Credit Bond index fund were added to the Plan’s investment portfolio during 2018.
Plan assets of the Qualified Pension Plan by category as of December 31, 2018 and December 31, 2017, are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Asset Category
Cash and cash equivalents	$1,225	$39,897
Equity securities:
Collective Russell 3000 equity index fund	70,599	74,511
Fidelity Spartan 500 index fund	46,300	71,632
Northern Trust ACWI ex-US Fund	41,924	—
Liability-hedging fixed income:
Group Deposit Administration Annuity Contract	78,707	74,886
BlackRock Long Government Credit Bond Index Fund	15,200	—
Total investments	253,955	260,926
Employer contribution receivable	—	—
Total	$253,955	$260,926
The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Qualified Pension Plan’s group deposit administration annuity contract with PLICO is recorded at contract value, which the Company believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. For the remaining investments, the Company determines the fair values based on quoted market prices. While the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan’s assets at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Cash	$1,225	$—	$—	$1,225
Equity securities	158,823	—	—	158,823
Fixed income	15,200	—	—	15,200
Group deposit administration annuity contract	—	—	78,707	78,707
Total investments	$175,248	$—	$78,707	$253,955
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan’s assets at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Cash	$39,897	$—	$—	$39,897
Equity securities	146,143	—	—	146,143
Group deposit administration annuity contract	—	—	74,886	74,886
Total investments	$186,040	$—	$74,886	$260,926
For the year ended December 31, 2018 and December 31, 2017, there were no transfers between levels.

The following table presents a reconciliation of the beginning and ending balances for the fair value measurements for the year ended December 31, 2018 and for the year ended December 31, 2017, for which the Company has used significant unobservable inputs (Level 3):

	December 31, 2018	December 31, 2017
	(Dollars In Thousands)
Balance, beginning of year	$74,886	$71,226
Interest income	3,821	3,660
Transfers from collective short-term investments fund	—	—
Transfers to collective short-term investments fund	—	—
Balance, end of year	$78,707	$74,886
The following table represents the Plan’s Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2018:

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$78,707	Contract Value	Contract Rate	5.06% - 5.14%
Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.
Qualified Pension Plan Funding Policy
The Company’s funding policy is to contribute amounts to the Qualified Pension Plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
Under the Pension Protection Act of 2006 (“PPA”), a plan could be subject to certain benefit restrictions if the plan’s adjusted funding target attainment percentage (“AFTAP”) drops below 80%. Therefore, the Company may make additional contributions in future periods to maintain an AFTAP of at least 80%. In general, the AFTAP is a measure of how well a plan is funded and is obtained by dividing a plan’s assets by its funding liabilities. AFTAP is based on participant data, plan provisions, plan methods and assumptions, funding credit balances, and plan assets as of the plan valuation date. Some of the assumptions and methods used to determine a plan’s AFTAP may be different from the assumptions and methods used to measure a plan’s funded status on a GAAP basis.
In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. In August of 2014, the Highway and Transportation Funding Act of 2014 (“HATFA”) was signed into law. HAFTA extends the funding relief provided by MAP-21 by delaying the interest rate corridor expansion. The funding stabilization provisions of MAP-21 and HATFA reduced the Company’s minimum required Qualified Pension Plan contributions. Since the funding stabilization provisions of MAP-21 and HATFA do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, the Company may also make additional contributions in future periods to avoid certain PBGC reporting triggers.
During the twelve months ended December 31, 2018, the Company contributed $18.8 million to the Qualified Pension Plan for the 2017 plan year. The Company has not yet determined what amount it will fund during 2019, but may contribute an amount that would eliminate the PBGC variable-rate premium payable in 2019. The Company currently estimates that amount will be between $10 million and $20 million.
Other Postretirement Benefits
In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2018 and December 31, 2017, the accumulated postretirement benefit obligation and projected benefit obligation were immaterial.
For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2018 and December 31, 2017, the Company’s liability related to this benefit was immaterial.

The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The benefit obligation associated with these benefits is as follows:

	As of December 31,
Postretirement Life Insurance Plan	2018	2017
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$10,978	$9,634
Service cost	153	122
Interest cost	366	354
Actuarial (gain)/loss	(1,045)	1,347
Benefits paid	(440)	(479)
Benefit obligation, end of year	$10,012	$10,978
For the postretirement life insurance plan, the Company’s discount rate assumption used to determine the benefit obligation and the net periodic benefit cost as of December 31, 2018, is 4.38% and 3.74%, respectively.
The Company’s expected long-term rate of return assumption used to determine the net periodic benefit cost as of December 31, 2018, is 2.75%. To determine an appropriate long-term rate of return assumption, the Company utilized 25 year average and annualized return results on the Barclay’s short treasury index.
Investments of the Company’s group life insurance plan are held by Wells Fargo Bank, N.A. and are invested in a money market fund.
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
The following table sets forth by level, within the fair value hierarchy, the life insurance plan’s assets at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$4,854	$—	$—	$4,854
The following table sets forth by level, within the fair value hierarchy, the life insurance plan’s assets at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,104	$—	$—	$5,104
For the year ended December 31, 2018 and December 31, 2017, there were no transfers between levels.
Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan
The Company sponsors a tax-qualified 401(k) Plan (“401 (k) Plan”) which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual contribution amount as set periodically by the Internal Revenue Service ($18,500 for 2018). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($6,000 for 2018). The Company matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately. For the year ended December 31, 2018 and December 31, 2017, the Company recorded an expense of $9.2 million and $8.2 million associated with 401(k) Plan matching contributions, respectively.
The Company also has a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The expense recorded by the Company for this employee benefit was $1.3 million, $1.1 million, and $0.6 million, respectively, in 2018, 2017, and 2016.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of AOCI as of December 31, 2018, December 31, 2017, and December 31, 2016.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Minimum Pension Benefits Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2015	$(1,247,065)	$—	$5,931	$(1,241,134)
Other comprehensive income (loss) before reclassifications	602,211	688	(5,659)	597,240
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(2,008)	—	—	(2,008)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(9,460)	39	800	(8,621)
Balance, December 31, 2016	$(656,322)	$727	$1,072	$(654,523)
Other comprehensive income (loss) before reclassifications	707,298	(563)	(15,726)	691,009
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	391	—	—	391
Amounts reclassified from accumulated other comprehensive income (loss)(1)	642	451	501	1,594
Cumulative effect adjustments	(26,135)	132	228	(25,775)
Balance, December 31, 2017	$25,874	$747	$(13,925)	$12,696
Other comprehensive income (loss) before reclassifications	(1,420,499)	(1,884)	(3,546)	(1,425,929)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(20,751)	—	—	(20,751)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	15,651	1,130	1,989	18,770
Cumulative effect adjustments	(10,552)	—	—	(10,552)
Balance, December 31, 2018	$(1,410,277)	$(7)	$(15,482)	$(1,425,766)

(1)	See Reclassification table below for details.

(2)
As of December 31, 2015, 2016, 2017 and 2018, net unrealized losses reported in AOCI were offset by $623.0 million, $424.1 million, $(6.3) million and $613.4 million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the years ended December 31, 2018, 2017, and 2016.

Gains/(losses) in net income:	Affected Line Item in the Consolidated Statements of Income	For The Year Ended December 31,
		2018	2017	2016
		(Dollars In Thousands)
Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(1,431)	$(694)	$(60)
	Tax (expense) benefit	301	243	21
		$(1,130)	$(451)	$(39)

Unrealized gains and losses on available-for-sale securities	Realized investment gains (losses): All other investments	$9,912	$10,611	$32,302
	Net impairment losses recognized in earnings	(29,724)	(11,742)	(17,748)
	Tax (expense) or benefit	4,161	489	(5,094)
		$(15,651)	$(642)	$9,460

Pension benefits liability adjustment	Other operating expenses:
	Amortization of net actuarial gain/(loss)	$(2,518)	$(634)	$(1,231)
	Tax (expense) or benefit	529	133	431
		$(1,989)	$(501)	$(800)

(1) See Note 7, Derivative Financial Instruments for additional information

18. INCOME TAXES
The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate applied to pre-tax income	21.0%	35.0%	35.0%
State income taxes	4.9	0.6	0.8
Investment income not subject to tax	(2.9)	(5.0)	(2.7)
Prior period adjustments	(2.8)	—	—
Federal Tax law changes	—	(183.3)	—
Other	0.9	(1.6)	0.7
	21.1%	(154.3)%	33.8%
The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the Company’s income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax are as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Current income tax expense:
Federal	$87,276	$21,853	$(50,638)
State	8,285	4,399	3,919
Total current	$95,561	$26,252	$(46,719)
Deferred income tax expense:
Federal	$(30,629)	$(693,860)	$240,127
State	15,725	(3,867)	7,560
Total deferred	$(14,904)	$(697,727)	$247,687
The components of the Company’s net deferred income tax liability are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$46,236	$209,401
Deferred compensation	126,398	138,945
Deferred policy acquisition costs	116,044	23,876
Premium on corporate debt	46,154	57,402
Net unrealized loss on investments	374,905	—
Other	25,691	28,179
Valuation allowance	(5,079)	(3,951)
	730,349	453,852
Deferred income tax liabilities:
Premium receivables and policy liabilities	408,502	573,469
VOBA and other intangibles	478,526	433,321
Invested assets (other than unrealized gains (losses))	682,637	672,549
Net unrealized gains on investments	—	6,920
	1,569,665	1,686,259
Net deferred income tax liability	$(839,316)	$(1,232,407)
The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities that were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY’s tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2018 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% and changes to tax law related to the deductibility of certain deferred tax assets under the Tax Reform Act, we revalued our ending net deferred tax liabilities at December 31, 2017, and recognized a provisional $797.6 million tax benefit in our consolidated statement of income for the year ended December 31, 2017. As a result of the prior period adjustment to deferred tax liabilities, as discussed in Note 1, Basis of Presentation, the Company recorded an additional $10.7 million for the year ended December 31, 2018.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts based on reasonable estimates made by the Company as to the effects of tax reform on deferred assets due to the application and interpretation of Section 162(m) and included those amounts in its consolidated financial statements for the year ended December 31, 2017. The accounting was completed by December 22, 2018 and there were no material adjustments to the provisional tax benefit.

In management’s judgment, the gross deferred income tax asset as of December 31, 2018 will more likely than not be fully realized. The Company has recognized a valuation allowance of $6.4 million and $5.0 million as of December 31, 2018 and December 31, 2017, respectively, related to state-based future deductible temporary differences that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $1.4 million, before federal income taxes, increased state income tax expense in 2018 by the same amount.
At December 31, 2018, the Company has non-life net operating loss carryforwards for federal income tax purposes of $135.4 million, which are available to offset future non-life group federal taxable income (and life group taxable income with limitations) and begin to expire in 2036. In addition, included in the deferred income tax assets above are approximately $19.7 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future tax in the respective state jurisdictions, expiring between 2019 and 2038.
As of December 31, 2018 and December 31, 2017, some of the Company’s fixed maturities were reported at an unrealized loss, although the net amount is an unrealized gain at December 31, 2018. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year’s other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2018	2017	2016
	(Dollars In Thousands)
Balance, beginning of period	$11,353	$9,856	$13,138
Additions for tax positions of the current year	—	1,857	2,122
Additions for tax positions of prior years	—	70	1,318
Reductions of tax positions of prior years:
Changes in judgment	(4,219)	(430)	(975)
Settlements during the period	—	—	(5,747)
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$7,134	$11,353	$9,856
Included in the end of period balance above, As of December 31, 2018, there were no unrecognized tax benefits for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. As of December 31, 2017 and 2016, there were approximately $0.7 million, and $0.7 million of such unrecognized tax benefits. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $7.1 million, $10.7 million, and $9.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. These amounts were a $0.04 million detriment, a $2.4 million benefit, and a $3.1 million benefit for the years ended December 31, 2018, 2017, and 2016, respectively. The Company has approximately $0.3 million, $(1.1) million, and $2.8 million of accrued interest associated with unrecognized tax benefits as of December 31, 2018, 2017, and 2016, respectively (before taking into consideration the related income tax benefit that is associated with such an expense).
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

In July 2016, the IRS proposed favorable and unfavorable adjustments to the Company’s 2012 and 2013 reported taxable income. The Company agreed to these adjustments. The resulting settlement paid in September 2016 did not materially impact the Company or its effective tax rate.
These agreements with the IRS are the primary cause for the reductions of unrecognized tax benefits shown in the above chart. The Company believes that in the next 12 months, none of the unrecognized tax benefits will be reduced. In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Due to the aforementioned IRS adjustments to the Company’s pre-2014 taxable income, the Company has amended certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states’ acceptances of the returns.
19. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest on debt	$260,241	$253,708	$234,928
Income taxes	(26,856)	(14,163)	112,886
Total cash interest paid on debt for the year ended December 31, 2018, was $260.2 million. Of this amount, $56.7 million related to interest on debt, $29.3 million related to interest on subordinated debt and subordinated funding obligations, $9.3 million on repurchase agreements, and $164.9 million related to non-recourse funding obligations and other obligations.
20. RELATED PARTY TRANSACTIONS
Certain corporations with which the Company’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwriting in which our affiliates participated. Such amounts totaled $6.8 million, $6.8 million, and $7.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.3 million, $2.4 million, and $2.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Prior to the Merger, the Company had no related party transactions with Dai-ichi Life. During the periods ending December 31, 2018 and December 31, 2017, the Company paid a management fee to Dai-ichi Life of $12.2 million and $10.9 million for certain services provided to the Company, respectively.
The Company paid $140.0 million and $143.8 million of dividends during the year ended December 31, 2018 and December 31, 2017, respectively, to its parent, Dai-ichi Life.
The Company has guaranteed PLICO’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which the Company is also a party. The Company has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects.
The Company guaranteed the obligations of PLICO under a synthetic lease entered into by PLICO, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to PLICO for construction of an office building and parking deck which was completed on February 1, 2000. The synthetic lease was amended and restated as of December 19, 2013 and was extended to December 2018. At the end of the lease term, the Company purchased the building for approximately $75 million.
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
The Company has an intercompany capital support agreement with Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2018, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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
Statutory net income (loss) for PLICO was $321.1 million, $731.2 million, and $(391.6) million for the years ended December 31, 2018, 2017 and 2016, respectively. Statutory capital and surplus for PLICO was $4.3 billion and $4.3 billion as of December 31, 2018 and 2017, respectively. The Statutory net loss incurred by PLICO for the year ended December 31, 2016 was caused by the required Statutory accounting treatment of the initial gain recognized on the retrocession of the term business assumed from Genworth Life and Annuity Insurance Company to Golden Gate Captive Insurance Company, which resulted in approximately a $1.2 billion gain being included as a component of surplus, rather than reflected in Statutory net income as of the January 15, 2016 cession date.
The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissions of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries, and which would consequently be free from restriction and available for the payment of dividends to the Company’s shareowner in 2019 is approximately $434.0 million. This results in approximately $5.3 billion of the Company’s net assets being restricted from transfer to PLC without prior approval from the respective state insurance department.
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
Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2018, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $40.8 million.
The states of domicile of the Company’s insurance subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles (“SAP”). The insurance subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.
Certain prescribed practices impact the statutory surplus of PLICO, the Company’s primary operating subsidiary. These practices include the non-admission of goodwill as an asset for statutory reporting.
The favorable (unfavorable) effects of PLICO’s statutory surplus, compared to NAIC statutory surplus, from the use of this prescribed practices was as follows:

	As of December 31,
	2018	2017
	(Dollars In Millions)
Non-admission of goodwill	$(181)	$(219)
Total (net)	$(181)	$(219)
The Company also has certain prescribed and permitted practices which are applied at the subsidiary level and do not have a direct impact on the statutory surplus of PLICO. These practices include permission to follow the actuarial guidelines of the domiciliary state of the ceding insurer for certain captive reinsurers, accounting for the face amount of all issued, and outstanding letters of credit and notes issued by an affiliate as assets in the statutory financial statements of certain wholly owned subsidiaries that are considered “Special Purpose Financial Captives”, and a reserve difference related to a captive insurance company.

The favorable (unfavorable) effects on the statutory surplus of the Company’s insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2018	2017
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,630	$1,670
Accounting for certain notes as admitted assets	$2,553	$2,634
Reserving based on state specific actuarial practices	$121	$122
Reserving difference related to a captive insurance company	$(50)	$(37)
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

The Company’s management and Board of Directors analyzes and assesses the operating performance of each segment using “pre-tax adjusted operating income (loss)” and “after-tax adjusted operating income (loss)”. Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company’s measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting “income (loss) before income tax,” by excluding the following items:

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

After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017, a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% was used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in the Company’s effective income tax rate.
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
There were no significant intersegment transactions during the year ended December 31, 2018, 2017, and 2016.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Revenues
Life Marketing	$1,689,795	$1,667,118	$1,627,848
Acquisitions	2,027,195	1,569,083	1,676,017
Annuities	545,922	450,306	574,934
Stable Value Products	219,501	190,006	114,580
Asset Protection	310,243	327,573	269,145
Corporate and Other	248,298	214,706	221,423
Total revenues	$5,040,954	$4,418,792	$4,483,947
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(19,376)	$50,778	$39,745
Acquisitions	282,715	249,749	260,511
Annuities	167,186	213,080	213,293
Stable Value Products	102,328	105,261	61,294
Asset Protection	29,911	24,356	16,487
Corporate and Other	(84,229)	(136,332)	(87,961)
Pre-tax adjusted operating income	478,535	506,892	503,369
Realized gains (losses) on investments and derivatives	(95,517)	(71,835)	90,628
Income before income tax	383,018	435,057	593,997
Income tax expense (benefit)	80,657	(671,475)	200,968
Net income	$302,361	$1,106,532	$393,029

Pre-tax adjusted operating income	$478,535	$506,892	$503,369
Adjusted operating income tax (expense) benefit	(100,716)	646,333	(169,247)
After-tax adjusted operating income	377,819	1,153,225	334,122
Realized gains (losses) on investments and derivatives	(95,517)	(71,835)	90,628
Income tax benefit (expense) on adjustments	20,059	25,142	(31,721)
Net income	$302,361	$1,106,532	$393,029

Realized investment (losses) gains:
Derivative financial instruments	$60,988	$(305,828)	$(40,288)
All other investments	(223,649)	121,428	90,659
Net impairment losses recognized in earnings	(29,724)	(11,742)	(17,748)
Less: related amortization(1)	(11,856)	(39,480)	24,360
Less: VA GLWB economic cost	(85,012)	(84,827)	(82,365)
Realized (losses) gains on investments and derivatives	$(95,517)	$(71,835)	$90,628
(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Net investment income
Life Marketing	$551,781	$553,999	$525,495
Acquisitions	1,108,218	752,520	764,571
Annuities	340,685	321,844	322,608
Stable Value Products	217,778	186,576	107,010
Asset Protection	30,457	27,325	22,082
Corporate and Other	234,831	209,324	200,690
Total net investment income	$2,483,750	$2,051,588	$1,942,456
Amortization of DAC and VOBA
Life Marketing	$116,917	$120,753	$130,708
Acquisitions	18,690	(6,939)	8,178
Annuities	24,274	(54,471)	(11,031)
Stable Value Products	3,201	2,354	1,176
Asset Protection	62,726	16,524	20,033
Corporate and Other	—	—	—
Total amortization of DAC and VOBA	$225,808	$78,221	$149,064

	Operating Segment Assets As of December 31, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,575,702	$31,859,520	$20,199,597	$5,107,334
DAC and VOBA	1,499,386	458,977	889,697	6,121
Other intangibles	262,758	31,975	156,785	7,389
Goodwill	215,254	23,862	343,247	113,924
Total assets	$16,553,100	$32,374,334	$21,589,326	$5,234,768

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,019,297	$12,715,208	$85,476,658
DAC and VOBA	168,973	—	3,023,154
Other intangibles	122,590	31,934	613,431
Goodwill	129,224	—	825,511
Total assets	$1,440,084	$12,747,142	$89,938,754

	Operating Segment Assets As of December 31, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,914,418	$19,588,133	$20,938,409	$4,569,639
DAC and VOBA	1,320,776	74,862	772,634	6,864
Other intangibles	282,361	34,548	170,117	8,056
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,717,829	$19,712,067	$22,217,837	$4,698,372

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$918,952	$15,043,597	$75,973,148
DAC and VOBA	24,441	—	2,199,577
Other intangibles	133,234	35,256	663,572
Goodwill	128,182	—	793,470
Total assets	$1,204,809	$15,078,853	$79,629,767
23. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2018 and 2017 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner’s equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
For The Year Ended December 31, 2018
Premiums and policy fees	$889,166	$941,868	$878,182	$971,629
Reinsurance ceded	(345,423)	(390,941)	(269,335)	(379,242)
Net of reinsurance ceded	543,743	550,927	608,847	592,387
Net investment income	520,863	616,462	672,139	674,286
Realized investment gains (losses)	(9,540)	(37,337)	(47,334)	(68,450)
Net impairment losses recognized in earnings	(3,645)	(5)	(14)	(26,060)
Other income	114,411	113,861	113,530	111,883
Total revenues	1,165,832	1,243,908	1,347,168	1,284,046
Total benefits and expenses	1,074,034	1,145,136	1,210,449	1,228,317
Income before income tax	91,798	98,772	136,719	55,729
Income tax expense	17,686	17,277	26,619	19,075
Net income	$74,112	$81,495	$110,100	$36,654

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
For The Year Ended December 31, 2017
Premiums and policy fees	$860,586	$868,139	$855,088	$893,606
Reinsurance ceded	(316,076)	(342,898)	(325,120)	(376,641)
Net of reinsurance ceded	544,510	525,241	529,968	516,965
Net investment income	506,413	507,771	507,914	529,490
Realized investment gains (losses)	(47,037)	(54,471)	(64,191)	(18,701)
Net impairment losses recognized in earnings	(7,831)	(2,785)	(273)	(853)
Other income	109,242	111,311	110,970	115,139
Total revenues	1,105,297	1,087,067	1,084,388	1,142,040
Total benefits and expenses	992,948	961,299	973,538	1,055,950
Income before income tax	112,349	125,768	110,850	86,090
Income tax expense (benefit)	36,935	41,500	28,308	(778,218)
Net income	$75,414	$84,268	$82,542	$864,308

24. SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to December 31, 2018, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.
On January 23, 2019, PLICO entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which PLICO will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”). Pursuant to the GWL&A Master Transaction Agreement, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of PLICO, will enter into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the Reinsurance Agreements, the Sellers will cede to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. To support its obligations under the Reinsurance Agreements, PLICO will establish trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC will establish a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by the Company.

The Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the Reinsurance Agreements and related ancillary documents. The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties and covenants.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of Protective Life Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Protective Life Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for administrative fees associated with certain property and casualty insurance products in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of the individual life and annuity operations of Liberty Life Assurance Company of Boston (“Liberty Life”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. Subsequent to the acquisition, certain elements of the internal control over financial reporting of individual life and annuity operations of Liberty Life were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. We have also excluded these elements of the internal control over financial reporting of the individual life and annuity operations of Liberty Life from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately $154 million of consolidated assets, $13,580 million of consolidated liabilities, $208 million of consolidated revenues and $479 million of consolidated benefits and expenses.

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

Birmingham, Alabama
March 5, 2019

We have served as the Company’s auditor since 1974.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)   Disclosure Controls and Procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), except as otherwise noted below. Based on their evaluation as of December 31, 2018, the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.
(b)   Management’s Report on Internal Controls Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).
The Company entered into reinsurance agreements with Liberty Life Assurance Company of Boston (“Liberty Life”) to acquire its individual life and annuity operations effective May 1, 2018 in a transaction accounted for as a purchase business combination. Subsequent to the acquisition, certain elements of the internal control over financial reporting of the individual life and annuity operations of Liberty Life were integrated into the Company’s existing systems and internal control over financial reporting.

In conducting our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company has excluded those controls at Liberty Life that relate to systems and processes for assets and liabilities of the acquired business that were not integrated into our existing systems and internal control over financial reporting. The portion of the business not integrated into our existing systems and controls represents approximately $154 million of consolidated assets, approximately $208 million of consolidated revenue, approximately $479 million of consolidated benefits and expenses, and approximately $13,580 million of liabilities on the related consolidated financial statements.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8.

March 5, 2019

(c)   Changes in Internal Control Over Financial Reporting
Other than the considerations noted in management’s report, there have been no changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The current executive officers and directors of the Company are as follows:

Name	Age (as of 2/1/2019)	Title
John D. Johns	66	Executive Chairman of the Company and a Director
Richard J. Bielen	58	President, Chief Executive Officer and a Director
D. Scott Adams	54	Executive Vice President, Chief Digital and Innovation Officer
Mark L. Drew	57	Executive Vice President, General Counsel and Secretary
Michael G. Temple	56	Vice Chairman, Finance and Risk
Carl S. Thigpen	62	Executive Vice President and Chief Investment Officer
Steven G. Walker	59	Executive Vice President and Chief Financial Officer
Norimitsu Kawahara	54	Director
Tetsuya Kikuta	54	Director
Vanessa Leonard	58	Director
John J. McMahon, Jr.	76	Director
Ungyong Shu	56	Director
Jesse J. Spikes	68	Director
Toshiaki Sumino	49	Director
William A. Terry	61	Director
W. Michael Warren, Jr.	71	Director
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
Mr. Adams has been Executive Vice President and Chief Digital and Innovation Officer since March 2018. From January 2016 to March 2018, Mr. Adams served as Executive Vice President and Chief Administrative Officer of the Company. From April 2006 to January 2016, Mr. Adams served as Senior Vice President and Chief Human Resources Officer of the Company.

Mr. Drew has been Executive Vice President, General Counsel and Secretary of the Company since August 2018. From August 2016 to August 2018, Mr. Drew served as Executive Vice President and General Counsel of the Company. From 2006 to August 2016, Mr. Drew served as Managing Shareholder of Maynard, Cooper & Gale, P.C., a Birmingham, Alabama based law firm, where Mr. Drew worked from 1988 until July 2016.

Mr. Temple has been Vice Chairman, Finance and Risk since March 2018. From November 2016 to March 2018, he served as Executive Vice President, Finance and Risk of the Company. From January 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of the Company. From December 2012 to January 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of the Company. Prior to joining the Company, Mr. Temple served as Senior Vice President and Chief Risk Officer at Unum Group, an insurance company in Chattanooga, Tennessee.
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
Qualification of Directors
The Company’s Board consists of 11 directors. The following summarizes some of the key experiences, qualifications, education, and other attributes of the current directors:
Richard J. Bielen.    Mr. Bielen joined the Company in July 1991 as Vice President. In June 1996, Mr. Bielen became Senior Vice President of the Company; in January 2002, he became Chief Investment Officer and Treasurer of the Company; in August 2006, he became Executive Vice President of the Company; in June 2007 he became Vice Chairman and Chief Financial Officer of the Company; in January 2016, he became President and Chief Operating Officer of the Company; and in July 2017, he became Chief Executive Officer and President of the Company. Before joining Protective, Mr. Bielen was Senior Vice President of Oppenheimer & Company. Prior to joining Oppenheimer, Mr. Bielen was a Senior Accountant with Arthur Andersen and Company. Mr. Bielen serves on the Board of Directors of the United Way of Central Alabama and as a trustee of Children’s of Alabama. Mr. Bielen is a former Director of the McWane Science Center and previously served on the Board of Directors of Infinity Property and Casualty Corporation until July 2018. Mr. Bielen received his undergraduate degree and Masters of Business Administration from New York University. Mr. Bielen became a Director for the Company in 2015. We believe that Mr. Bielen’s background in business; his skills and experience as a senior executive of the Company and Oppenheimer and as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry, along with his long-standing knowledge of the Company and his seasoned business judgment, are valuable to us and our Board of Directors.
John D. Johns.    Mr. Johns joined Protective in October 1993 as Executive Vice President and Chief Financial Officer. In August 1996, Mr. Johns became President and Chief Operating Officer; in January 2002, he became President and Chief Executive Officer; in January 2003, he became Chairman, President and Chief Executive Officer; in January 2016, he became the Chairman and Chief Executive Officer; and as of July 2017, he became Executive Chairman of the Company. Before joining Protective, Mr. Johns was Executive Vice President and General Counsel of Sonat Inc. Prior to joining Sonat, Mr. Johns was an attorney in private practice, focusing on commercial and financing transactions and the financial services industry. Mr. Johns is on the Boards of Directors of Regions Financial Corporation, Genuine Parts Company and The Southern Company. He is a Trustee of the Altamont School. He is on the executive committee of the American Council of Life Insurers and served as Chairman from 2013-2014. He is a member of the Financial Services Roundtable. He is a director of the Economic Development Partnership of Alabama and the Coalition for Regional Transportation. He has previously served on the Board of Trustees of The University of Alabama System and in a leadership role for the Birmingham Civil Rights Institute, other financial services industry associations, and civic and educational organizations. He was inducted into the Alabama Academy of Honor in 2013. Mr. Johns received an undergraduate degree from the University of Alabama and a Master of Business Administration and a Juris Doctorate from Harvard University. Mr. Johns became a Director for the Company in 1997. We believe that Mr. Johns’s background in the practice of law; his skills and experience as a senior executive of the Company and Sonat; his experience as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry; his long-standing knowledge of the Company; and his seasoned business judgment are valuable to our Board of Directors.
Norimitsu Kawahara. Mr. Kawahara is the Executive Officer, Chief of International Life Insurance Business Unit, of Dai-ichi Life. Mr. Kawahara currently serves as a Director of DLI North America, Inc. and Commissioner of PT Panin Dai-ichi Life. Mr. Kawahara has held various positions with Dai-ichi Life since 1997, including Executive Officer, Chief General Manager, Asia Pacific and General Manager, International Business Management Department. Mr. Kawahara has also served as Managing Director of both DLI Asia Pacific Pte. Ltd. and Dai-ichi Life International (Asia Pacific) Limited. Mr. Kawahara has also served as a Director of Star Union Dai-ichi Life Insurance Company Limited, Director of TAL Dai-ichi Life Australia PTY Limited, Director of TAL Life Limited, and a Member of the Member’s Council of Dai-ichi Insurance Company of Vietnam Limited. Mr. Kawahara received a Bachelor of Arts degree in Economics from Hitotsubashi University in Tokyo, Japan. Mr. Kawahara became a Director of the Company in 2018. We believe that Mr. Kawahara’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to us and our Board of Directors.
Tetsuya Kikuta. Mr. Kikuta is the Managing Executive Officer of Dai-ichi Life and the Managing Executive Officer of The Dai-ichi Life Insurance Company, Limited. Mr. Kikuta currently serves as a Director for each of the following companies: The Dai-ichi Building Co., Ltd., The Dai-ichi Life Insurance Company Limited, Mizuho-DL Financial Technology Co., Ltd., and Sohgo Housing Co., Ltd. Mr. Kikuta has held various positions with Dai-ichi Life since 2008, including Managing Executive Officer, Chief General Manager, Investment; Executive Officer, Chief General Manager, Investment; General Manager, Investment Planning Department; and General Manager, Equity Investment Department and International Business Management Department with The Dai-ichi Life Insurance Company, Limited and Managing Director of Dai-ichi Life International (AsiaPacific) Limited. Mr. Kikuta has also served as a member of the Member’s Council of Dai-ichi Life Insurance Company of Vietnam, Limited, and as a Director for the following companies: TAL Dai-ichi Life Australia Pty Limited; TAL Life Limited; and TAL Limited. Mr. Kikuta earned a Bachelor of Commerce degree from Hitotsubashi University in Tokyo, Japan and received a Master of Business Administration degree from Columbia University. Mr. Kikuta became a Director for the Company in August 2018. We believe that Mr. Kikuta’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to us and our Board of Directors.
Vanessa Leonard.    Ms. Leonard is a practicing attorney and is a Principal at Leonard Mitchell Consulting. She provides consulting services for not-for-profit organizations, primarily in the areas of management, legal, and organizational behavior. She was previously a senior consultant and manager with KPMG, Higher Education Consulting, Southeast Market in Washington, D.C. and Atlanta, Georgia and a financial analyst for Emory University in Atlanta, Georgia. In her consulting and analyst roles, Ms. Leonard focused on management accounting matters (primarily governmental compliance and indirect cost accounting) for higher education institutions. Ms. Leonard is a member of the Board of Trustees of the University of Alabama, where she is Chairman of its Audit Committee and serves on its Physical Properties, Compensation, Finance, Nominating, Legal Affairs and Public Review Committees. Ms. Leonard is also a member of the Health Care Authority for Baptist Health Board, UAB Education Foundation Board, and the UAB Health System Board. Ms. Leonard previously served on the Governor’s Task Force to Strengthen Alabama’s Families and the Board of the United Way for the Lake Martin Area in Alabama. Ms. Leonard received an undergraduate degree in Health Care Management from the University of Alabama, a Master of Business Administration from the University of Mississippi, and a Juris Doctorate from the University of Alabama School of Law. Ms. Leonard became a Director for the Company in 2004. We believe that Ms. Leonard’s experience as an attorney; her management accounting experience and skills in the field of accounting and compliance with complicated regulations for large, complex organizations; and her leadership roles in civic and not-for-profit organizations are valuable to our Board of Directors.
John J. McMahon, Jr.    Mr. McMahon is Chairman of Ligon Industries, LLC. Previously, Mr. McMahon was a lawyer in private practice in Birmingham, Alabama, before spending twenty-five years with McWane, Inc., a privately-held manufacturing company with international operations having over twenty plants and over one billion dollars in sales. During his career at McWane, Inc., Mr. McMahon held numerous management positions, including President and Chairman of the Board, and negotiated over twenty-five acquisitions ranging from publicly-held companies to small privately-held companies. Mr. McMahon serves on the Board of Directors of ProAssurance Corporation, and he serves or has served on the Boards of Directors of other publicly- and privately-held companies, including National Bank of Commerce, Alabama National Bancorporation, John H. Harland Company, and Cooper/T. Smith Company. He was on the Board of Trustees of Birmingham-Southern College. He has also been a Director or Trustee of the Birmingham Airport Authority and the University of Alabama System. Mr. McMahon received his undergraduate degree from Birmingham-Southern College and a Juris Doctorate from the University of Alabama School of Law. Mr. McMahon became a Director for the Company in 1987. We believe that Mr. McMahon’s background as a lawyer in private practice; his skills and his long experience as a senior executive of McWane and Ligon Industries; his experience as a leader in other business, civic, educational, and not-for-profit organizations; his long-standing knowledge of the financial services industry; and his seasoned business judgment are valuable to our Board of Directors.
Ungyong Shu.    Mr. Shu is the President and Chief Executive Officer of Core Value Management Company, Limited, an advisory firm that he established in 2013. Mr. Shu worked in various positions for J.P. Morgan Securities Japan, Limited from 1986 to 2007. These positions included Mergers and Acquisitions Analyst, Corporate Finance Associate, Vice President of Investment Banking, head of Japan Financial Institutions Group, Managing Director, Co-Chief Operating Officer of Japan Investment Banking, and Senior Investor Client Management. Mr. Shu worked in various positions for Merrill Lynch Japan Securities Limited from 2007 to 2013. These positions included Chairman of Japan Financial Institutions Group, Co-Head of Asia Financial Institutions Group, Co-Head of Japan Investment Banking, and Vice Chairman. Mr. Shu serves as a director of Dai-ichi Life and DESCENTE, LTD. Mr. Shu graduated from Hitotsubashi University in Japan, where he majored in laws. Mr. Shu became a Director for the Company in 2015, and he served as a director of Dai-ichi Life Insurance Company, Limited from 2015 to 2016. We believe that Mr. Shu’s background in business, including his experience and service in investment banking, his legal training, and strategic and financial planning knowledge, are valuable to us and our Board of Directors.
Jesse J. Spikes.    Mr. Spikes practiced law for almost 40 years. Until May 31, 2017, Mr. Spikes was Senior Counsel in the Atlanta office of Dentons US, LLP. After serving as Legal Advisor to the Al Bahrain Arab African Bank in Manama, Bahrain and the Arab African International Bank in Cairo, Egypt where he lived from 1981 to 1985, he joined Atlanta-based Long, Aldridge & Norman LLP (“LAN”) in 1986 where he became a partner in 1989. LAN later merged with McKenna & Cuneo LLP to become Mckenna Long & Aldridge LLP, and, subsequently, the legacy firm of Dentons’ Atlanta office. He also served as General Counsel to Atlanta Life Insurance Company, Law Clerk to Judge Damon J. Keith of the United States Court of Appeals, Sixth Circuit, and an associate with the predecessor firm of Atlanta-based Alston & Bird. Mr. Spikes’s law practice focused on business law, including corporate and banking transactions, governance and compliance, internal investigations, audits and special committee representations, and marketing and sports law matters. He also represented businesses, individuals and governmental entities in the public procurement arena. Mr. Spikes has also served as a director of publicly- and privately-held companies, and in leadership roles with the Atlanta Area Council of the Boy Scouts of America. Currently, Mr. Spikes is president of Ribs On The Run, Inc., an Atlanta-based company that develops recipes for, and then prepares and sells, rubs, sauces and smoked-meat products. He also serves on the Board of Trustees for HSOC, Inc., a subsidiary of Children’s Healthcare of Atlanta, Inc. that manages Hughes Spalding Children’s Hospital. Mr. Spikes received his BA degree in English from Dartmouth College, his BA degree in Philosophy and Politics from University College at Oxford University and a Juris Doctorate from Harvard Law School. Mr. Spikes became a Director for the Company in 2011. We believe that Mr. Spikes’s skill and experience as an attorney, entrepreneur and leader in other business and civic organizations are valuable to our Board of Directors.
Toshiaki Sumino. Mr. Sumino is the Executive Officer, Chief General Manager, North America of Dai-ichi Life and the President, Chief Executive Office of DLI North America Inc. Mr. Sumino also serves as a Director of DLI North America Inc. Mr. Sumino has held various positions with Dai-ichi Life, including Executive Officer, Chief of Corporate Planning Unit for Dai-ichi Life Holdings, Inc. from 2016 to 2018 and the following positions with The Dai-ichi Life Insurance Company, Limited from 1997 to 2016: General Manager, Group Management Headquarters; Staff General Manager, Corporate Planning Department; Corporate Planning Department; and Securities Planning Department. Mr. Sumino earned a Bachelor of Law degree from the University of Tokyo in Tokyo, Japan and MCJ and LLM degree from New York University School of Law. Mr. Sumino became a Director for the Company in April 2018. We believe that Mr. Sumino’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to us and our Board of Directors.

William A. Terry.    Mr. Terry is Chairman and one of the founders of Highland Associates, Inc., an investment advisory firm that has advised on approximately twenty-seven billion dollars of assets (as of December 2018) for not-for-profit health care organizations, foundations, endowments, and select individuals. He serves as a member and director of Alabama Capital Network, LLC. He previously served as a managing member and director of Highland Strategies, LLC until March 2018. Before starting Highland Associates in 1987, Mr. Terry worked in the Investment Management Consulting Group of Interstate/Johnson Lane Corporation. Mr. Terry previously served as a member of the Executive Committee and President for the Mountain Brook City Schools Foundation and Chairman of the Executive Board of the Greater Alabama Council of Boy Scouts of America. Mr. Terry received an undergraduate degree from Davidson College and is a CFA charter holder. Mr. Terry became a Director for the Company in 2004. We believe that Mr. Terry’s skills and experience at Highland Associates in the field of investments and as a leader of the firm; his experience as a leader in civic, educational, and not-for-profit organizations; and his seasoned business judgment are valuable to our Board of Directors.
W. Michael Warren, Jr.    Mr. Warren is President and Chief Executive Officer of Children’s of Alabama, an independent, not-for-profit, freestanding pediatric healthcare center. Prior to joining Children’s in January 2008, Mr. Warren was Chairman and Chief Executive Officer of Energen Corporation and its two primary subsidiaries, Alagasco and Energen Resources. Mr. Warren became President of Alagasco in 1984 and held a number of increasingly important positions with Energen before being named President and Chief Executive Officer in February 1997 and Chairman in January 1998. Mr. Warren was a lawyer in private practice in Birmingham, Alabama, before joining Alabama Gas in 1983. Mr. Warren served on the Board of Directors of Energen Corporation until his term expired in April 2010. Mr. Warren has served as Chairman of the Board of Directors of the Business Council of Alabama, the United Way, and Children’s of Alabama. He also has been Chairman of the Metropolitan Development Board, the Alabama Symphony Board of Directors, and the American Heart Association Board of Directors. He has chaired the general campaign of the United Way for Central Alabama and the United Negro College Fund. Mr. Warren received an undergraduate degree from Auburn University and a Juris Doctorate from Duke University. Mr. Warren became a Director for the Company in 2001. We believe that Mr. Warren’s background as an attorney; his skills and long experience as Chairman and CEO of a highly-regulated publicly-held utility; his continuing experience as President and CEO of Children’s of Alabama; his experience as a leader in other business, civic, and not-for-profit organizations; and his seasoned business judgment are valuable to our Board of Directors.
Audit Committee
The Board has a separately designated standing audit committee. Its members are Vanessa Leonard, Chairperson, William A. Terry, and W. Michael Warren, Jr. The Audit Committee is governed by a written charter that was approved by the Board. The Audit Committee annually reviews its performance of its responsibilities under the charter. On November 6, 2018, the Audit Committee determined that it had satisfied its responsibilities under the charter during 2018.
Our Board has determined that William A. Terry, a member of our Audit Committee, is an audit committee financial expert under the rules of the SEC and is independent under applicable SEC standards. While Mr. Terry possesses the attributes of an audit committee financial expert (as defined under the SEC rules), he is not and has never been an accountant or auditor, and this financial expert designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations, and liabilities imposed by being a member of the Audit Committee or the Board. See Item 10, Qualification of Directors, for further discussion of Mr. Terry’s experience and qualifications.
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
In the event the Company amends or waives any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer that relate to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the 1934 Act, the Company intends to disclose these actions on the Company’s website.

Item 11.    Executive Compensation
Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to Protective Life Corporation.
Compensation Discussion and Analysis
In this section, we describe the material components of our executive compensation program in 2018 for our named executive officers, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained herein:
Named Executive Officers for 2018

•	Richard J. Bielen, our President and Chief Executive Officer;

•	Steven G. Walker, our Executive Vice President and Chief Financial Officer;

•	John D. Johns, our Executive Chairman of the Company;

•	Michael G. Temple, our Vice Chairman, Finance and Risk; and

•	Carl S. Thigpen, our Executive Vice President and Chief Investment Officer.
Our Compensation Philosophy
The objectives of our executive compensation program are to: 1) attract and retain the most qualified executives; 2) reward them for achieving high levels of performance; and 3) align executive and Dai-ichi Life interests.
Principles of Our Compensation Program
To meet our executive compensation objectives, we design our program to: 1) align compensation with business goals and results; 2) compete for executive talent; 3) support risk management practices; 4) take into account market and industry pay and practices; and 5) be communicated effectively so that our officers understand how compensation is linked to performance. The key components of our executive compensation program are: 1) base salaries; 2) annual cash incentive awards; 3) long-term cash incentives; and 4) retirement and deferred compensation plans.
Background of Compensation Program
In 2015, as a result of the Company’s merger with Dai-ichi Life (the “Merger”), the Company’s stock ceased to be publicly traded. The Compensation Discussion and Analysis and the related tables and disclosures that follow provide details regarding our 2018 compensation programs, which were originally restructured upon the Merger in 2015 to reflect the fact that we no longer have a publicly traded class of stock to use in our compensation programs.
In 2015, we adopted long-term incentive and annual incentive programs. In November 2017, the Board adopted the Protective Life Corporation Annual Incentive Plan (“AIP”) and the Protective Life Corporation Long-Term Incentive Plan (“LTIP”), which became effective January 1, 2018, under which annual and long-term cash incentives have been made available to our named executive officers and certain other employees since 2018. On November 6, 2018, the Board approved an amendment and restatement of the AIP and the LTIP. For more information about these plans, please see “Adoption of Annual Incentive Plan and Long-Term Incentive Plan” in this Item 11.
Except for Mr. Johns, none of our named executive officers are currently employed pursuant to an employment agreement. The employment periods and terms of employment under the 2015 employment agreements with the other named executive officers (the “Employment Agreements”) expired in February 2017 or February 2018, as applicable. In November 2017, Mr. Johns entered into a letter agreement (the “Letter Agreement”) with the Company that established his compensation arrangements during the period he is serving as Executive Chairman of the Company. For more information about the Letter Agreement, please see “Potential Payments upon Termination or Change of Control” in this Item 11.
Compensation Committee
The Compensation and Management Succession Committee of our Board of Directors (“Compensation Committee”), which consists of three independent directors, oversees the compensation program for our officers. In 2018, the Compensation Committee met two times.

Among its duties, the Compensation Committee is responsible for formulating compensation and related recommendations for approval by the Board, including: policies and programs applicable to the Company’s officers and key employees; the AIP, including the total amount of bonuses to be paid each year under the AIP and the methodology used to determine individual bonuses; the administration of the LTIP and the achievement of any applicable performance objectives; corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”) and evaluation of the CEO’s performance in light of these goals and objectives; base salary, AIP bonus, LTIP objective, and other compensation of the CEO and the other senior officers of the Company; and the performance of senior officers and senior management succession plans. The Compensation Committee’s charter, which sets out its duties and responsibilities, can be found on our website at http://investor.protective.com/corporate-governance/compensation.

The Compensation Committee has retained Willis Towers Watson, an independent compensation consultant, to review, assess and provide input with respect to certain aspects of our compensation program for executive officers. The consultant reports directly to the Compensation Committee with respect to these services, and the Compensation Committee may replace the consultant at any time. The consultant gives the Compensation Committee advice about: 1) the compensation provided to officers at other companies in the insurance industry, using proxy statement data, published survey sources, and the consultant’s proprietary data; 2) the amount and type of compensation to provide to our officers and key employees; 3) the value of long-term incentive grants; 4) the allocation of total compensation among the various elements; and 5) internal pay equity among key executives. Representatives of the compensation consultant attend regular Compensation Committee meetings and consult with the Chairperson of the Compensation Committee (with or without management present) upon request. The compensation consultant also advises the Corporate Governance and Nominating Committee on director compensation.

Compensation Committee Interlocks and Insider Participation
During 2018, the members of our Compensation Committee were Mr. McMahon (Chairperson), Mr. Spikes, and Mr. Terry. No relationship that would create a “compensation committee interlock” (as defined in the SEC regulations) existed during 2018 between any of these individuals and any of our executive officers.
Compensation Peer Group
For 2018, the compensation consultant focused on the pay practices of a peer group of 15 life insurance and financial services companies that are similar to us in size and business mix and that represent a possible source of officer and key employee talent. The Compensation Committee selects the companies in this compensation peer group taking into account the recommendations of the consultant and our management. The consultant also provides a summary of compensation survey data for other companies to give the Compensation Committee additional information for comparison purposes.
The compensation peer group for the 2018 compensation cycle included:
•Lincoln National Corporation
•Principal Financial Group, Inc.
•Ameriprise Financial, Inc.
•Aflac Incorporated
•Genworth Financial, Inc.
•Unum Group
•Reinsurance Group of America, Inc.
•CNO Financial Group, Inc.
•Assurant, Inc.
•Torchmark Corporation
•Primerica, Inc.
•FBL Financial Group, Inc.
•Voya Financial Group, Inc.
•Athene Holding
•American Equity Investment Life Insurance
Our compensation consultant, along with our Compensation Committee and our management, consider the composition of the peer group annually. We revised our peer group for 2018 by removing XL and StanCorp due to transaction activity that either took those companies private or materially changed the nature of the company. We added Voya Financial Group, Inc., Athene Holding, and American Equity Investment Life Insurance due to their size and comparability to the Company, and in order to keep a critical mass within the peer group after the omission of the two companies referenced above. We believe that the peer group has the appropriate mix of companies and that it provides the appropriate means of comparing our compensation programs and performance to that of key competitors.
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
Components of Our 2018 Compensation Program
The key components of our executive compensation program are: 1) base salaries; 2) annual cash incentive awards; 3) long-term cash incentives; and 4) retirement and deferred compensation plans.
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
As previously disclosed, except for Mr. Johns, none of our named executive officers are employed pursuant to an employment agreement. Pursuant to the Letter Agreement with Mr. Johns, during 2018 and thereafter so long as he remains Executive Chairman under the terms of the Letter Agreement, Mr. Johns’s annual base salary is $1.2 million, payable semi-monthly consistent with the Company’s normal payroll policy. Under this agreement, Mr. Johns is entitled to the same perquisites and benefits as were currently in effect on the date of the Letter Agreement in 2017, but he is not entitled to any new or additional annual incentive bonuses or long-term incentive grants. Any current or future amounts payable under long-term incentive awards that were outstanding as of November 2017 are to be paid in accordance with the terms of such awards and his Employment Agreement. For more information about the Letter Agreement, see “Potential Payments upon Termination or Change of Control” in this Item 11.
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
The Compensation Committee reviewed the performance and base salaries of the named executive officers except for Mr. Johns at its February 2018 meeting. At the recommendation of the Compensation Committee, the Board approved the following annual base salaries (and the related percentage increases from the previously-effective base salaries), effective March 1, 2018: 1) Bielen, $780,000 (4%); 2) Walker, $430,000 (3.6%); 3) Temple, $515,000 (8.4%); and 4) Thigpen, $530,000 (2.9%). As previously described, effective January 1, 2018, Mr. Johns’s annual base salary became $1,200,000 per the terms of the Letter Agreement.

Annual Incentive Plan Awards

Officers and key employees are eligible for annual cash incentive opportunities under the AIP. The AIP’s purpose is to attract, retain, motivate, and reward qualified officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to the Company’s performance.

On November 6, 2018, the Board of Directors of the Company approved an amendment and restatement of the AIP to simplify the process for determining the composition of the committee of officers which is authorized to administer the AIP in respect of all participants in the AIP, other than the Executive Chairman, President and Chief Executive Officer, and all members of the Company’s Performance & Accountability Committee.

The Compensation Committee recommends to the Board for its approval the target annual incentive opportunities and performance objectives for our named executive officers for the current year, excluding Mr. Johns. Historically, in recommending these target opportunities, the Compensation Committee has considered the responsibilities of the job, individual performance, the relative value of a position, comparisons to annual incentive opportunities for similar positions in other companies, and internal pay equity. No particular weight is given to any of these factors. In February 2018, the Board approved the terms of the 2018 annual incentive opportunities for named executive officers. There are no guaranteed minimum payments for any officer under our AIP.

Payment of annual incentives is based on achievement of one or more performance goals. For 2018, the Board established, at the recommendation of the Compensation Committee, these performance goals (weighted as shown in the table) for the named executive officers:

Goal (in millions, except percentages)	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
After-tax Adjusted Operating Income (60%)	$357	$417	$477
Value of New Business (30%)	$40	$55	$70
Expense Management (10%)(1)	$494	$480	$466
RBC below 375% (Negative modifier (20%))	375%	375%	375%

(1) Does not include expenses related to the Liberty Mutual acquisition
After-tax adjusted operating income, measured from January 1 through December 31, 2018, is derived from pre-tax adjusted operating income with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Pre-tax adjusted operating income is calculated by adjusting “income before income tax” by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.
Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income at the statutory federal income tax rate of twenty-one percent. Income tax expense or benefits allocated to after-tax adjusted operating income can vary period to period based on changes in the Company’s effective income tax rate.
Value of new business is measured as the expected value of new policies written from January 1 through December 31, 2018. The value of new business includes income expected to be realized in both the current year and future years. For purposes of the value of new business goal, the variable annuity business measurement is based on a market consistent embedded value analysis. All other business is measured as present value of expected future earnings from new sales above the 6.75% assumed cost of capital.
The expense management performance goal provides management with an incentive to prudently manage operating expenses and to maintain efficient operations. The expense management performance goal is measured from January 1 through December 31, 2018 and is defined as other operating expenses before the effect of policy acquisition cost deferrals, excluding interest expense, the effects of reinsurance, certain performance incentives, agent commissions, certain non-deferred selling costs, certain expenses associated with acquisition-related activity, expenses incurred as part of long-term expense reduction initiatives, certain legal costs, certain regulatory fees or other expenses imposed on the Company, and management fees paid to Dai-ichi Life. In addition, certain expense items are considered variable and are therefore adjusted based on variations in new business volumes.
RBC is the company action level “risk based capital” percentage of Protective Life Insurance Company (“PLICO”) as of December 31, 2018, determined as set forth in the applicable instructions established by the National Association of Insurance Commissioners (“NAIC”) and filed with the state of Tennessee, and based on statutory accounting principles. RBC is intended to be a limit on the amount of risk the Company can take, and it requires a company with a higher amount of risk to hold a higher amount of capital. The Board determined that the overall results achieved in adjusted operating earnings, expense management, and capital deployment goals would be reduced by 20% if RBC was less than 375% on December 31, 2018. For a further discussion of RBC, see Note 21, Statutory Reporting Practices and Other Regulatory Matters, to the audited financial statements included in this Annual Report on Form 10-K.
The amount payable based on each of the above-described performance objectives can range from 50% (for performance at threshold levels) to 200% (for performance at or above maximum) of the portion of target award related to such performance objective. At the threshold level of performance, fifty percent (50%) of the allocable portion of the target award will be payable, with 100% payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount payable will be determined by mathematical interpolation. No amount is payable below the threshold level of performance. The Compensation Committee recommends to the Board of Directors for its determination the achievement of the performance objectives for the incentive opportunities granted to the named executive officers in the previous year. For other officers and managers, the Compensation Committee reviews the total incentive opportunities and the methods used to determine individual payments.
At its February 25, 2019 meeting, the Board determined that, in respect to 2018 performance: 1) our after-tax adjusted operating income was $378 million; 2) our value of new business was $68 million; 3) our expense management amount was $481 million; and 4) our RBC was above 450%.

Long-Term Incentive Awards
In connection with the Merger in 2015, the Board approved a long-term incentive program that established a formula equity value for the Company under which our named executive officers receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. Since 2015, the Compensation Committee has annually granted three forms of long-term incentive awards (Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards, as defined below) to the named executive officers under the program, the details of which were disclosed in the Company’s Annual Reports on Forms 10-K for the years ended December 31, 2015, 2016, and 2017. Certain of those awards have vested and were earned in 2018.

Effective January 1, 2017, the Company adopted a new Long-Term Incentive Plan (“LTIP”) pursuant to which the aforementioned long-term incentive awards would be granted going forward.

Effective January 1, 2018, the Company approved an amendment to the LTIP changing the definition of PL Tangible Book Value to exclude any cumulative effect adjustments from new accounting pronouncements.

On November 6, 2018, the Board of Directors of the Company approved an amendment and restatement of the LTIP. The amendment and restatement of the LTIP, among other things, (i) clarifies that the Compensation Committee can adjust the calculation of performance criteria, including PL Tangible Book Value (as defined in the LTIP), with respect to awards of Performance Units under the LTIP in order to recognize certain special or nonrecurring situations or circumstances for the Company, (ii) allows the Compensation Committee to adjust the definition and calculation of PL Tangible Book Value with respect to awards of Restricted Units under the LTIP in order to recognize certain special or nonrecurring situations or circumstances for the Company, (iii) confirms that the exercise by the Compensation Committee of its authority to adjust the calculation of performance criteria with respect to Performance Units and Restricted Units does not constitute an amendment of an award, and (iv) simplifies the process for determining the composition of the committee of officers of the Company which is authorized to administer the LTIP in respect of certain participants in the LTIP.

In February 2018, the Compensation Committee and the Board determined a total target value of the long-term incentive awards to be granted to each executive officer in 2018, excluding Mr. Johns. Such awards again consisted of Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards, which will vest and may be earned on various dates in 2020 or 2021. In determining the total target value of long-term incentive awards in a given year, the Compensation Committee considers a named executive officer’s responsibilities, performance, previous long-term incentive awards, the amount of long-term cash incentives provided to officers in similar positions at our peer companies, and internal compensation equity. No particular weight is given to any of these factors. In 2018, none of our named executive officers had a guaranteed minimum target amount for awards to be granted under the LTIP.

The Compensation Committee considered a number of factors when it granted long-term incentive awards in 2018, including the desire to maintain the appropriate balance between performance-based and retention-based incentives and information provided by the compensation consultant comparing the value of our long-term incentive awards granted to named executive officers to the value provided by our compensation peer group.
The 2018 long-term incentive opportunities for the named executive officers are comprised of three separate awards:

1.
Performance units are generally designed to vest based on the achievement of two objectives - cumulative after-tax adjusted operating income (“Operating Income Objective”) and average return on equity (“ROE Objective”) - over the period from January 1, 2018 to December 31, 2020 and generally subject to the named executive officer’s continued employment until the applicable payment date of the earned award (the “Performance Unit Awards”);

2.
Restricted units are generally designed to vest in two equal installments on each of December 31, 2020 and December 31, 2021, are valued based on the tangible book value of the Company on the applicable vesting date and are generally subject to the named executive officer’s continued employment until such respective dates (the “Restricted Unit Awards”); and

3.
A dollar denominated award that is generally designed to vest in December 2020 based on the named executive officer’s continued employment, the value of which will be adjusted to reflect the change in the value of Dai-ichi Life’s common stock over the three-year measurement period stated below (the “Parent-Based Awards”).

Long-Term Incentive Awards Vesting in 2018

The following long-term incentive awards were earned in 2018:  (i) the second tranche of the Restricted Unit Awards that were granted in 2015 (with a four-year vesting period); (ii) the first tranche of the Restricted Unit Awards that were granted in 2016 (with a three-year vesting period); (iii) the Parent-Based Awards that were granted in 2016 (with a three-year vesting period); and (iv) the Performance Unit Awards that were granted in 2016 (with a three-year performance period). The performance measures related to such awards had the following levels of achievement.

Restricted Unit Awards:

Award	Performance Measure	Beginning Tangible Book Value ($ in millions)	Ending Tangible Book Value ($ in millions)	Tangible Book Value Per Unit Performance
2015 Restricted Unit Awards (4-year vest)	Tangible Book Value per Unit	$4,378	$6,117	$139.72
2016 Restricted Unit Awards (3-year vest)	Tangible Book Value per Unit	$4,671	$6,072	$129.99

Parent-Based Awards:

Award	Performance Measure	Initial Dai-ichi Stock Value	Final Dai-ichi Stock Value	Dai-ichi Stock Percentage
2016 Parent-Based Awards	Dai-ichi stock performance	1,341 yen	1,832 yen	137%

Performance Unit Awards:

Award	Performance Measure	Beginning Tangible Book Value ($ in millions)	Ending Tangible Book Value ($ in millions)	Tangible Book Value Per Unit Performance	Actual Result for ROE or COE Performance Measure	Percentage of Award Earned
2016 Parent-Based Awards	50% based on Tangible Book Value per Unit x ROE Performance (%)	$4,671	$6,072	$129.99	9.47%	200%
	50% of awards based on Tangible Book Value per Unit x Cumulative Operating Earnings (“COE”) Performance ($)	$4,671	$6,072	$129.99	$1,865	200%

The amounts paid to the named executive officers based upon the applicable levels of achievement of these awards are set forth in the “Non-equity incentive plan compensation - 2018” column of the Summary Compensation Table and the applicable footnote thereto.

Performance Unit Awards

The purpose of the Performance Unit Awards is to encourage our named executive officers to focus on earnings growth and returns on equity. The number of units subject to each Performance Unit Award is determined by dividing 60% of each named executive officer’s target long-term incentive opportunity by an amount equal to 90% of the Company’s applicable tangible book value per unit as of January 1, 2018. One-half of the units subject to each Performance Unit Award will be subject to achieving the ROE Objective and one-half will be subject to achieving the Operating Income Objective. The amount payable in respect of each unit can range from 0% (for performance against the applicable objective below the threshold level) to 200% (for performance at or above maximum). One hundred percent (100%) of the award will be payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount will be determined by mathematical interpolation.
Specifically, payment with respect to the ROE Objective will be based on the following schedule:

Average Return on Equity	Percentage of Performance Units Earned
Less than 5.5%	—%
5.8%	100%
6.0% or more	200%

There will be straight-line interpolation between average return on equity between 5.5% and 5.8% to determine the exact percentage to be paid between 0% and 100%; and between 5.8% and 6.0% to determine the exact percentage to be paid between 100% and 200%.
Payment with respect to the Operating Income Objective will be based on the following schedule:

Cumulative After-tax Adjusted Operating Income (Dollars In Millions)	Percentage of Performance Units Earned
Less than $1,251	—%
$1,322	100%
$1,393 or more	200%
There will be straight-line interpolation between cumulative after-tax adjusted operating income between $1,251,000,000 and $1,322,000,000 to determine the exact percentage to be paid between 0% and 100%; and between $1,322,000,000 and $1,393,000,000 to determine the exact percentage to be paid between 100% and 200%.
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
Restricted Unit Awards and Parent-Based Awards
The purpose of the Restricted Unit Awards is to encourage our named executive officers to focus on retention and value creation. The number of restricted units subject to each Restricted Unit Award is determined by dividing 30% of each named executive officer’s target long-term incentive opportunity by an amount equal to the Company’s applicable tangible book value per unit as of January 1, 2018. The Restricted Unit Awards vest in two equal installments on December 31, 2020 and December 31, 2021 and are valued at payout based on the tangible book value of the Company on the applicable vesting date. The initial cash value of the Parent-Based Awards is equal to 10% of the target long-term incentive award opportunity for each named executive officer. At vesting, the amount payable in respect of such Parent-Based Awards shall be such initial value multiplied by the percentage change in the value of the common stock of Dai-ichi Life, whether such value has increased or decreased, over the period from January 1, 2018 to December 31, 2020, as measured based on the average value of such common stock in January 2018 and December 2020, respectively.
Payment of the Restricted Unit Awards and Parent-Based Awards will generally be contingent upon the officer’s being employed on the date of vesting, except that a named executive officer whose employment terminates due to death, disability, or retirement on or after normal retirement age under the terms of the Qualified Pension Plan will fully vest in such award. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the Parent-Based Award, which will immediately vest, based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2018 and the retirement date, and the denominator of which is 36. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the restricted units, which will immediately vest, based on multiplying 1) the number of unvested restricted units that would become vested at the applicable dated by 2) a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2018 and the retirement date, and the denominator of which is (x) 36, in the case of the portion of the restricted units that would become vested at December 31, 2020, and (y) 48, in the case of the portion of the restricted units that would become vested at December 31, 2021.

In the case of a special termination of the named executive officer, which consists of a termination of employment due to (i) a divestiture of a business segment or a significant portion of the assets of the Company or (ii) a significant reduction by the Company of its work force, the determination of whether, to what extent, and on what conditions any payment shall be made with respect to any unvested portion of your long-term incentive awards shall be at the discretion of the Compensation Committee. In the case of any other termination, the named executive officer’s Restricted Unit Awards and Parent-Based Awards will be forfeited.
The Grants of Plan-Based Awards Table has more information about these awards.

Retirement and Deferred Compensation Plans
We believe it is important to provide our employees, including our named executive officers, with the opportunity to accumulate retirement savings. All similarly-situated employees earn benefits under our tax-qualified pension plan (“Qualified Pension Plan”) using the same formula. Benefits under our Qualified Pension Plan are limited by the Internal Revenue Code. We believe that we should provide retirement savings without imposing the restrictions on benefits contained in the Internal Revenue Code that would otherwise limit our employees’ retirement security. Therefore, like many large companies, we have implemented a nonqualified excess benefit pension plan (“Nonqualified Excess Pension Plan”) that makes up the difference between: 1) the benefit determined under the Qualified Pension Plan formula, without applying these limits; and 2) the benefit actually payable under the Qualified Pension Plan, taking these limits into account. All of the named executive officers, except for Mr. Johns, participate in the Nonqualified Excess Pension Plan. Instead, Mr. Johns will continue to accrue benefits as though he were participating in the Nonqualified Excess Pension Plan, and those amounts will be credited to a retirement pay deferral account. For more information about this arrangement, see “Retirement Pay Deferral Account for John D. Johns” in this Item 11.
In addition, we provide a nonqualified deferred compensation plan (“DCP”) for named executive officers and other key officers. Through December 31, 2018, eligible officers could defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 94% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, or Parent-Based Awards are earned (for the Restricted Unit Awards and Parent-Based Awards, percentages are subject to reduction if the employee is eligible for early retirement). Officers were also entitled to defer up to 85% of their retention bonus installments payable under their Employment Agreements.
Employees that contribute a portion of their salary, overtime and cash incentives to our tax-qualified 401(k) plan (“401(k) Plan”) receive a dollar-for-dollar company matching contribution, which may be at the maximum 4% of the employee’s eligible pay (which is subject to limits imposed by the Internal Revenue Code).
For more information about these plans, see the “All Other Compensation Table”, “Post-Employment Benefits”, and “Nonqualified Deferred Compensation” in this Item 11.
Perquisites and Other Benefits
The Company has other programs that help us attract and retain key talent and enhance their productivity. In 2018, we provided modest perquisites to our named executive officers, including a financial and tax planning program for certain senior officers and dining club memberships for Mr. Johns. We reimburse the officers for business-related meals in accordance with our regular policies. They pay for all personal meals. From time to time, our named executive officers also may use the Company's tickets for sporting, cultural or other events for personal use rather than business purposes.
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
Spousal Travel Policy
If an employee’s spouse travels with the employee on Company business, we reimburse the employee for the associated travel expenses if the spouse’s presence on the trip is deemed necessary or appropriate for the purpose of the trip. In 2017, the Company began providing the named executive officers with tax reimbursement payments with respect to these reimbursed expenses. However, none of our named executive officers were provided this perquisite during 2018.
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

Section 162(m) generally imposes a $1 million limit on the amount of compensation that a public company can deduct in any one year for any “covered employee”. Under Section 162(m), as amended by the Tax Reform Act, the following individuals are considered our covered employees whose compensation by us is generally subject to Section 162(m)’s deduction limitations for the tax year beginning January 1, 2018:

•	Any individual who served as the Company’s principal executive officer or principal financial officer at any time during the taxable year;

•	The three most highly compensated executive officers of the Company (as identified in the Summary Compensation Table of this Annual Report on Form 10-K) for the taxable year; and

•	Any individual who has been a covered employee for any prior tax years, beginning January 1, 2018.
As a result of the Tax Reform Act, compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain written binding arrangements that were in place as of November 2, 2017, and that have not been materially modified after such date. Further, the Compensation Committee reserves the right to modify compensation arrangements that were in effect as of November 2, 2017 if it determines that such modifications are consistent with the Company’s business needs.
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
We still structure our programs taking into account the provisions of Section 409A of the Internal Revenue Code.
Clawback Policy
Under the federal securities laws, if we have to prepare an accounting restatement due to our material noncompliance due to misconduct with the United States Securities and Exchange Commission (the “SEC”) financial reporting requirements, then our CEO and Chief Financial Officer would have to reimburse us for: 1) any bonus or other incentive-based or equity-based compensation they received during the twelve-month period after we first issue or file the financial document that reflects the restatement; and 2) any profits they realized from the sale of our securities during the twelve-month period.
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
Risk Assessment
Based on its review of the Company’s compensation policies as described in the Compensation Discussion and Analysis, the Compensation Committee concluded that our compensation program in 2018: 1) provided the appropriate level of compensation to our senior officers; 2) was properly designed to link compensation and performance; and 3) did not encourage our officers or employees to take unnecessary and excessive risks or to manipulate earnings or other financial measures.
COMPENSATION COMMITTEE REPORT
The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.
COMPENSATION AND MANAGEMENT
SUCCESSION COMMITTEE
John J. McMahon, Jr., Chairperson
Jesse J. Spikes
William A. Terry

Summary Compensation Table
The following table sets forth the total compensation earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Summary Compensation Table
Name and principal position with the Company (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Non-equity incentive plan compensation(1) ($) (g)	Change in pension value & nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total Compensation ($) (j)
Richard J. Bielen	2018	$775,000	$—	$4,376,964	$1,262,385	$200,496	$6,614,845
President and Chief Executive Officer (principal executive officer)	2017	$681,667	$1,627,380	$4,270,394	$1,224,334	$198,586	$8,002,361
	2016	$591,667	$2,540,881	$—	$868,418	$179,510	$4,180,476
Steven G. Walker	2018	$427,500	$—	$1,388,521	$61,911	$70,117	$1,948,049
Executive Vice President and Chief Financial Officer (principal financial officer)	2017	$410,000	$—	$1,477,680	$119,931	$57,913	$2,065,524
	2016	$379,167	$919,725	$—	$85,164	$85,067	$1,469,123
John D. Johns	2018	$1,200,000	$—	$9,561,688	$(50,239)	$489,652	$11,201,101
Executive Chairman of the Company	2017	$1,000,000	$—	$11,148,951	$82,343	$896,109	$13,127,403
	2016	$1,000,000	$2,223,000	$—	$2,264,908	$896,668	$6,384,576
Michael G. Temple	2018	$508,333	$—	$1,780,373	$55,602	$78,824	$2,423,132
Vice Chairman, Finance and Risk	2017	$466,667	$679,770	$1,766,132	$54,877	$38,728	$3,006,174
	2016	$420,833	$1,103,870	$—	$34,542	$39,116	$1,598,361
Carl S. Thigpen	2018	$527,500	$—	$2,234,476	$597,962	$103,571	$3,463,509
Executive Vice President and Chief Investment Officer	2017	$513,333	$1,322,799	$2,463,014	$1,142,024	$107,407	$5,548,577
	2016	$502,500	$2,025,300	$—	$1,126,676	$146,125	$3,800,601

(1)
For 2018, these numbers include: (i) the following amounts of cash incentives that will be paid on or prior to March 15, 2019, for 2018 performance under our AIP: Mr. Bielen, $1,033,500; Mr. Walker, $319,100; Mr. Temple, $436,700; and Mr. Thigpen, $477,500; (ii) the following amounts of Performance Unit Awards earned with respect to the 2016-2018 performance period (granted in 2016), that will be paid in cash on or prior to March 15, 2019: Mr. Bielen, $2,599,800; Mr. Walker, $822,837; Mr. Johns, $7,322,337; Mr. Temple, $1,039,920; and Mr. Thigpen, $1,342,797; (iii) the following amounts with respect to the first installment of the Restricted Unit Awards that vested on December 31, 2018 (granted in 2016) that will be paid in cash on or prior to March 15, 2019: Mr. Bielen, $292,478; Mr. Walker, $92,618; Mr. Johns, $823,812; Mr. Temple, $116,991; and Mr. Thigpen, $151,113; (iv) the following amounts with respect to the second installment of the Restricted Unit Awards that vested on December 31, 2018 (granted in 2015) that will be paid in cash on or prior to March 15, 2019: Mr. Bielen, $246,257; Mr. Walker, $89,072; Mr. Johns, $838,320; Mr. Temple, $104,790; and Mr. Thigpen, $157,185; and (v) the following amounts of Parent-Based Awards that vested on December 31, 2018 (granted in 2016), and that will be paid in cash on or prior to March 15, 2019: Mr. Bielen, $204,930; Mr. Walker, $64,895; Mr. Johns, $577,220; Mr. Temple, $81,972; and Mr. Thigpen, $105,881.

Discussion of Summary Compensation Table
Column (c)-Salary. These amounts include base salary for 2018 that the named executive officer contributed to our 401(k) Plan and to our DCP. The Nonqualified Deferred Compensation Table has more information about 2018 participation in the DCP.
Column (d)-Bonus.   Bonus amounts paid for 2018 were made under our AIP and LTIP and are reported in the “Non-equity incentive plan compensation” column of the Summary Compensation Table. For 2017, these amounts include the following amounts of retention bonuses under the terms of the named executive officer's Employment Agreement, which was paid on or prior to March 15, 2018 for 2017 service: Mr. Bielen, $1,627,380; Mr. Temple, $679,770; and Mr. Thigpen, $1,322,799. For 2016, these amounts include: (i) for all of the named executive officers, annual cash incentives guaranteed under the Employment Agreements payable in 2017 for 2016 performance and (ii) for Mr. Bielen, Mr. Walker, and Mr. Thigpen, retention bonuses payable in 2017 under the terms of the Employment Agreements for 2016 service.
Column (g)-Non-equity incentive plan compensation. For 2018, these amounts reflect (i) the cash incentives payable on or prior to March 15, 2019 for 2018 performance under our AIP, (ii) the Performance Unit Awards earned with respect to the 2017-2018 performance period (granted in 2016), and that are payable on or prior to March 15, 2019, (iii) the first installment of the Restricted Unit Awards that vested on December 31, 2018 (granted in 2016) and that are payable on or before March 15, 2019, (iv) the second installment of the Restricted Unit Awards that vested on December 31, 2018 (granted in 2015) and that are payable on or before March 15, 2019, and (v) the Parent-Based Awards that vested on December 31, 2018 (granted in 2016), and that are payable on or prior to March 15, 2019. For 2017, these amounts reflect (i) the cash incentives payable on or prior to March 15, 2018 for 2017 performance under our annual incentive plan, (ii) the Performance Unit Awards earned with respect to the 2015-2017 performance period (granted in 2015), and that are payable on or prior to March 15, 2018, (iii) for all of the named executive officers, the first installment of the Restricted Unit Awards that vested on December 31, 2017 (granted in 2015) and that are payable on or before March 15, 2018, and (iv) the Parent-Based Awards that vested on December 31, 2017 (granted in 2015), and that are payable on or prior to March 15, 2018. These amounts are based on the achievement of the Company’s goals as determined by the Compensation Committee and the Board. All amounts reflected include any portion of the incentives that the named executive officer elected to contribute to our 401(k) Plan or to our DCP.
The grants of Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards are not reflected in the Summary Compensation Table. The awards will be reflected in the Summary Compensation Table in the year in which they are earned. The Grants of Plan-Based Awards Table and the discussion that follows provides information about the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards that were granted in 2018.
Column (h)-Change in pension value and nonqualified deferred compensation earnings. These amounts represent the increase or decrease in the actuarial present value of the named executive officer’s benefits under our tax Qualified Pension Plan and our Nonqualified Excess Pension Plan. Changes in interest rates can significantly affect these numbers from year to year. For 2018, the total change in the present value of pension benefits for each named executive officer was divided between the plans as follows:

Name	Qualified Pension Plan	Nonqualified Excess Pension Plan	Total
Bielen	$(2,516)	$1,264,901	$1,262,385
Walker	$12,648	$49,263	$61,911
Johns	$(50,239)	$—	$(50,239)
Temple	$12,593	$43,009	$55,602
Thigpen	$(5,004)	$602,966	$597,962
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
Column (i)—All other compensation. For 2018, these amounts include the following:

All Other Compensation Table
Name	401(k) matching	Nonqualified deferred compensation plan contributions	Financial planning program	Other perquisites	Total
Bielen	$11,000	$118,102	$—	$71,394	$200,496
Walker	$11,000	$42,389	$15,639	$1,089	$70,117
Johns	$11,000	$340,002	$15,526	$123,124	$489,652
Temple	$11,000	$52,021	$15,312	$491	$78,824
Thigpen	$11,000	$90,745	$—	$1,826	$103,571
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
Nonqualified Deferred Compensation Plan Contributions
The table includes, with respect to each of the executives, supplemental matching contributions that we made under our DCP to each named executive officer’s account in 2018 with respect to the officer’s participation in our DCP during 2017 (“DCP Supplemental Matching Contribution”). The Nonqualified Deferred Compensation Table provides more information about this plan. This column also includes payments made to Mr. Johns’s retirement pay deferral account in lieu of the Nonqualified Excess Pension Plan. For more information on this retirement pay deferral account, see “Discussion of Nonqualified Deferred Compensation Table - Retirement Pay Deferral Account for John D. Johns” in this Item 11.
Financial Planning Program
These amounts include the amounts we pay for the fees and travel expenses of the third party provider of our financial and tax planning program.

Other Perquisites
These amounts include: (i) the amount we paid for club memberships for Mr. Johns ($3,981); (ii) the amount we paid for a fishing trip for Mr. Johns, $2,975; (iii) the amount we paid for sporting events for our executive and their family members to: Mr. Bielen, $1,474; Mr. Walker, $890; Mr. Temple, $245; and Mr. Thigpen, $1,320; (iv) the amount we paid for theatre tickets for our executive and their family members to: Mr. Bielen, $580; Mr. Walker, $199; Mr. Johns, $289; Mr. Temple, $246; and Mr. Thigpen, $506; and (v) the estimated incremental cost that we incurred in 2018 for Mr. Johns or his guests to use Company aircraft for personal trips, $115,879 and Mr. Bielen and his guests to use Company aircraft for personal trips, $69,340. The estimated incremental cost is based on incremental hourly charges and fuel allocable to the personal travel time on the aircraft, as well as any international flat fees related to the flight. From time-to-time, family members of the named executive officers are accommodated as additional passengers on flights on Company aircraft. There is no incremental cost to the Company for this perquisite.

Grants of Plan-Based Awards During 2018
We adopted a long-term incentive program in 2015 that established a formula equity value for the Company under which our named executive officers will receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of our business. Effective January 1, 2017, the Company adopted a new LTIP pursuant to which these incentive awards would be granted. The 2018 long-term incentive opportunities for the named executive officers are comprised of three separate awards: 1) Performance Unit Awards; 2) Restricted Unit Awards; and 3) Parent-Based Awards.
Our annual incentive awards are granted pursuant to our AIP, based on target amounts for (i) after-tax adjusted operating income, (ii) value of new business, (iii) expense management, and (iv) risk-based capital.
This table has information about: 1) the awards granted in 2018 pursuant to the LTIP which will vest in 2020 or 2021 and 2) the awards granted in 2018 pursuant to the AIP, which will be payable in March 2019. Because we no longer have publicly traded stock, none of the incentive awards granted in 2018 were equity incentive awards.

Grants of Plan-Based Awards Table

							Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Compensation Committee Meeting Date	Type of Award		Number of Units (c)		Threshold ($) (d)		Target ($) (e)		Maximum ($) (f)
Bielen	3/15/18	2/21/18	Annual Incentive	(1)	—		$487,500	(1)	$975,000	(1)	$1,950,000	(1)
	3/15/18	2/21/18	Performance Unit Awards	(2)	14,965	(2)	—	(2)	1,496,500	(2)	2,993,000	(2)
	3/15/18	2/21/18	Restricted Unit Awards	(3)	6,735	(3)	—		673,500	(3)	—
	3/15/18	2/21/18	Parent-Based Awards	(4)	2,245	(4)	—		224,500	(4)	—
Walker	3/15/18	2/21/18	Annual Incentive	(1)	—		$150,500	(1)	$301,000	(1)	$602,000	(1)
	3/15/18	2/21/18	Performance Unit Awards	(2)	3,835	(2)	—	(2)	383,500	(2)	767,000	(2)
	3/15/18	2/21/18	Restricted Unit Awards	(3)	1,725	(3)	—		172,500	(3)	—
	3/15/18	2/21/18	Parent-Based Awards	(4)	575	(4)	—		57,500	(4)	—
Johns(5)					—		$—		$—		$—
Temple	3/15/18	2/21/18	Annual Incentive	(1)	—		$206,000	(1)	$412,000	(1)	$824,000	(1)
	3/15/18	2/21/18	Performance Unit Awards	(2)	5,500	(2)	—	(2)	550,000	(2)	1,100,000	(2)
	3/15/18	2/21/18	Restricted Unit Awards	(3)	2,475	(3)	—		247,500	(3)	—
	3/15/18	2/21/18	Parent-Based Awards	(4)	825	(4)	—		82,500	(4)	—
Thigpen	3/15/18	2/21/18	Annual Incentive	(1)	—		$225,250	(1)	$450,500	(1)	$901,000	(1)
	3/15/18	2/21/18	Performance Unit Awards	(2)	5,500	(2)	—	(2)	550,000	(2)	1,100,000	(2)
	3/15/18	2/21/18	Restricted Unit Awards	(3)	2,475	(3)	—		247,500	(3)	—
	3/15/18	2/21/18	Parent-Based Awards	(4)	825	(4)	—		82,500	(4)	—

(1)
These numbers reflect threshold, target, and maximum payouts to the named executive officers under the AIP. The level of payout is tied to the Company’s after-tax adjusted operating income, value of new business, expense management, and RBC. The amount in the “Threshold” column reflects the amount that would be payable to the named executive officers under the AIP if each performance goal were achieved at the threshold level. There is no minimum payout.

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

(3)	These numbers reflect the Restricted Unit Awards and target value of Restricted Unit Awards granted to each named executive officer.

(4)	These numbers reflect the Parent-Based Awards and target value of the Parent-Based Awards granted to each named executive officer.

(5)	Mr. Johns did not receive grants of any awards under the AIP or LTIP in 2018.
Discussion of Grants of Plan-Based Awards Table
Column (b) - Grant date.
At its February 21, 2018 meeting, the Board granted long-term incentive awards valued in the amounts reflected in the table with a grant date of March 15, 2018.
Column (c) - Number of units.
These amounts reflect the number of each of the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards granted to the named executive officers in 2018. The target value of each award is reflected in column (e).
Columns (d), (e), and (f) - Estimated possible payouts under non-equity incentive plan awards.
For a discussion of the performance targets and the estimated possible payouts under non-equity incentive plan awards, see “Annual Cash Incentive Awards” and “Long Term Incentive Awards” in the Compensation Disclosure and Analysis above.
Termination of Employment; Change of Control
Special vesting and payment provisions apply to Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards if the officer’s employment ends. See “Potential Payments upon Termination or Change of Control” in this Item 11 for more information.
Outstanding Equity Awards at December 31, 2018
The named executive officers had no outstanding equity awards as of December 31, 2018.

Option Exercises and Stock Vested During 2018
In 2018, none of the named executive officers held any awards that were exercisable for, convertible into or that may be settled for stock of the Company.

Adoption of Annual Incentive Plan and Long-Term Incentive Plan

On November 6, 2017, the Board adopted the Protective Life Corporation Annual Incentive Plan (“AIP”) and the Protective Life Corporation Long-Term Incentive Plan (“LTIP”). The Company intends to make grants of annual and long-term cash incentives under the AIP and the LTIP, respectively, to officers and key employees of the Company and its subsidiaries beginning in 2018. On November 6, 2018, the Board of the Company approved an amendment and restatement of each of the AIP and the LTIP. A summary of these plans follows.

Annual Incentive Plan
Under the AIP, officers and key employees of the Company and its subsidiaries are eligible for annual cash incentive opportunities based upon the achievement of key annual goals that will enhance Company performance. The Compensation Committee will designate the officers and key employees to participate in the AIP (“Participants”).
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
The Compensation Committee may delegate any and all of its duties and responsibilities (including the selection of Participants) in respect of any Participants (other than the Executive Chairman, President and Chief Executive Officer and all members of the Company’s Performance and Accountability Committee) to a committee of officers comprised of the President and Chief Executive Officer and any two or more of his or her direct reporting officers.
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
 The amended and restated AIP will continue in effect until otherwise amended or terminated by the Board.
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

The Compensation Committee may delegate any and all of its authority (including the selection of LTIP Participants) with respect to any LTIP Participants (other than the Executive Chairman, President and Chief Executive Officer and Performance and Accountability Committee members) to a committee comprised of the President and Chief Executive Officer and any two or more of his or her direct reporting officers.

The LTIP provides for special payouts of awards upon certain change of control transactions of the Company as defined in the LTIP. In addition, in the case of Parent-Based Awards, the payouts will occur upon a change of control of Dai-ichi Life.
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

Post-Employment Benefits
This table contains information about benefits payable to the named executive officers upon their retirement.

Pension Benefits Table
Name (a)	Plan Name (b)	Number of years credited service (#) (c)(1)	Present value of accumulated benefit ($) (d)(2)	Payments during the last fiscal year ($) (e)
Bielen	Pension	28	$1,011,525	$—
	Excess Pension	28	7,074,332	—
	Total		$8,085,857	$—
Walker	Pension	17	$388,573	$—
	Excess Pension	17	488,706	—
	Total		$877,279	$—
Johns	Pension	25	$1,180,504	$—
	Excess Pension		—	—
	Total		$1,180,504	$—
Temple	Pension	6	$69,771	$—
	Excess Pension	6	155,007	—
	Total		$224,778	$—
Thigpen	Pension	35	$1,530,822	$—
	Excess Pension	35	7,074,072	—
	Total		$8,604,894	$—

(1)	The number of years of service that are used to calculate the named executive officer’s benefit under each plan, as of December 31, 2018.

(2)
The actuarial present value of the named executive officer’s benefit under each plan as of December 31, 2018. The valuation method and material assumptions that we used to calculate these amounts are set forth in Note 16, Employee Benefit Plans, of the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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
Mr. Bielen, Mr. Johns, and Mr. Thigpen are in the grandfathered group; Mr. Walker is in the non-grandfathered group; and Mr. Temple is in the post-2007 group.
For employees in the grandfathered group and non-grandfathered group, the monthly life annuity benefit payable under the Qualified Pension Plan at normal retirement age (usually age 65) for service before 2008 equals:

•	1.1% of the employee’s final average pay times years of service through 2007 (up to 35 years), plus

•	0.5% of the employee’s final average pay over the employee’s Social Security covered pay times years of service through 2007 (up to 35 years), plus

•	0.55% of the employee’s final average pay times years of service through 2007 (in excess of 35 years).
For service after 2007, employees in the grandfathered group continue to earn a monthly life annuity benefit payable at normal retirement age (usually age 65), calculated as follows:

•	1.0% of the employee’s final average pay times years of service after 2007 (up to 35 years minus service before 2008), plus

•	0.45% of the employee’s final average pay over the employee’s Social Security covered pay times years of service after 2007 (up to 35 years minus service before 2008), plus

•	0.50% of the employee’s final average pay times the lesser of years of service after 2007 and total years of service minus 35 years.
The total benefit payable to employees in the grandfathered group will not be less than the benefit the employee would have received had he been a non-grandfathered employee.
For service after 2007, employees in the non-grandfathered group and post-2007 group earn a hypothetical account balance that is credited with pay credits and interest credits. Interest is credited to a participant’s account effective as of December 31 of each year, based on the value of the participant’s account on January 1 of that year. The interest rate is based on the 30-year Treasuries’ constant maturities rate published by the IRS. The rate for a calendar year is the rate published for October of the previous year. Pay credits for a year are based on a percentage of eligible pay for that year, as follows:

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

•
a 50%, 75%, or 100% joint and survivor annuity (the employee receives a smaller benefit for life, and the employee’s designated survivor receives a benefit of 50%, 75%, or 100% of the reduced amount for life), or

•
a five, ten, or 15 year period certain and life annuity benefit (the employee receives a smaller benefit for life and, if the employee dies before the selected period, the employee’s designated survivor receives the reduced amount until the end of the period), or

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
If an employee retires on or after age 55 with at least 10 years of vesting service, the employee may take an “early retirement” benefit with respect to benefits earned through 2007, beginning immediately after employment ends. Mr. Bielen, Mr. Walker, and Mr. Thigpen are eligible for early retirement. The early retirement benefit for pre-2008 service is based on the Qualified Pension Plan formula. The benefit is reduced below the level of the age 65 benefit; however, the reduction for an early retirement benefit is not as great as the reduction for early commencement of a vested benefit. (For example, the early retirement reduction at age 55 is 50%; the actuarial reduction (using the Qualified Pension Plan interest rates and mortality tables) is 62%. At age 62, the early retirement reduction is 20%, and the actuarial reduction is 27%).
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
Pursuant to the Nonqualified Excess Pension Plan’s change of control provision, an employee will receive a lump sum payment of his or her pre-2005 excess pension benefit in January immediately following the employee’s date of termination. Prior to the Merger in 2015, benefits under the Nonqualified Excess Pension Plan with respect to service before 2005 were paid at the same time and in the same form as the related benefits under our Qualified Pension Plan. For an employee’s post-2004 benefit, an employee will receive payment pursuant to the employee’s original payment election (lump sum or annuity) three or six months after termination, as applicable based on whether the employee is a “specified employee” under Section 409A of the Internal Revenue Code. For any distributions to an employee who was a participant in the Non-qualified Excess Pension Plan and employed on the date of the Merger in 2015, the more favorable lump sum factors will be used to calculate the benefit. These more favorable lump sum factors include the use of (a) the mortality table used for determining lump sum payment amounts under the Qualified Pension Plan, and (b) an interest rate equal to the lesser of (i) the sum of 0.75% and the yield on U.S. 10-year treasury notes at constant maturity as most recently published by the Federal Reserve Bank of New York, and (ii) the interest rate used for determining lump sum payment amounts under the Qualified Pension Plan. Payment is made from our general assets (and is therefore subject to the claims of our creditors), and not from the assets of the Qualified Pension Plan.

Nonqualified Deferred Compensation Arrangements
This table has information about the named executive officers’ participation in nonqualified deferred compensation arrangements in 2018.
Nonqualified Deferred Compensation Table

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE ($) (f)(3)
Bielen	$72,340	$118,102	$197,058	$3,076,741	$13,678,738
Walker	$12,764	$42,389	$(70,000)	$—	$2,095,259
Johns	$—	$340,002	$858,244	$—	$42,350,485
Temple	$37,801	$52,021	$1,712	$—	$211,639
Thigpen	$403,902	$90,745	$11,879	$—	$2,095,189

(1)	These amounts include:

a.
the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation earned and deferred by the officer in 2018 under the DCP: Mr. Bielen, $31,000; Mr. Temple, $20,333; and Mr. Thigpen, $26,375.

b.
the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table for 2018 as compensation earned under the AIP with respect to 2018 performance and deferred by the officer in 2019 under the DCP: Mr. Bielen, $41,340; Mr. Walker, $12,764; Mr. Temple, $17,468; and Mr. Thigpen, $238,750.

c.
the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table as compensation earned under the LTIP with respect to awards vesting December 31, 2018 and deferred by the officer in 2019 under the DCP: Mr. Thigpen, $138,777.

(2)
For Mr. Bielen, Mr. Walker, Mr. Temple, and Mr. Thigpen, these amounts are the DCP Supplemental Matching Contributions allocated to the officer’s account in 2018 with respect to the officer’s participation during 2017 in our DCP, the terms of which provide that the officer will not receive the matching contribution unless the officer is employed on the date of the allocation or terminated due to death, disability, or while eligible for normal or early retirement under the Company’s Qualified Pension Plan. The Company will incur the expense at the time of allocation. For Mr. Johns, this amount includes 1) the DCP Supplemental Matching Contribution allocated to his account in 2018 with respect to his participation in our DCP during 2017 ($118,120) and 2) the lump sum amount that was determined as if he accrued a benefit in the Nonqualified Excess Pension Plan and which is credited to his book-entry retirement pay deferral account in 2018 ($221,882). For Mr. Bielen, Mr. Walker, Mr. Johns, Mr. Temple, and Mr. Thigpen, these DCP Supplemental Matching Contributions and, for Mr. Johns, the amount of compensation credited to his retirement pay deferral account, are reported in the Summary Compensation Table as compensation for 2018.

(3)
These amounts reflect the following amounts that have been reported as compensation to the officer in previous proxy statements (with respect to periods prior to the Merger) and Annual Reports on Forms 10-K (for periods after the Merger): Mr. Bielen, $16,367,979; Mr. Walker, $2,110,106; Mr. Johns, $41,152,239; Mr. Temple, $120,104; and Mr. Thigpen, $1,588,663.

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
Through December 31, 2018, eligible officers could defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 94% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards are earned.
An election to defer base salary for a calendar year must be made by December 31 of the previous year. Generally, an election to defer any annual incentive payout for a calendar year must be made by June 30 of that year. Generally, an election to defer earned performance units must be made by June 30 of the last year in the award’s performance period. An election to defer earned Restricted Unit Awards or Parent-Based Awards must be made within 30 days after the date of the award. Deferred compensation accrues earnings based on the participant’s election among notional investment choices available under the DCP.

For 2018, the investment returns for each of the notional investment choices were:

Investment Choice	Return
BlackRock Total Return Fund	(0.82)%
Columbia Mid Cap Index Fund R5	(11.35)%
DFA Emerging Markets I	(13.62)%
DFA US Small Cap	(13.13)%
Dodge & Cox International Stock	(17.98)%
Dodge and Cox Stock	(7.07)%
Fidelity 500 Index Fund	(4.40)%
Wells Fargo Government Money Market Institutional	1.69%
JP Morgan Mid-Cap Growth R5	(5.02)%
Metropolitan West Low Duration Bond I	1.41%
T Rowe Price Growth Stock	(1.03)%
Pimco Real Return Institutional	(1.97)%
Templeton Foreign A	(15.00)%
Vanguard Total Bond Market Index - Admiral	(0.03)%
Protective Life LIBOR Fund	2.73%

An officer may elect to receive payments in a lump sum or in up to ten annual installments, which election can be changed under certain circumstances. An officer may elect to receive a deferred amount (and earnings) upon termination of employment and if such election is made, the officer may not change this election. An officer may instead elect to receive a deferred amount (and earnings) on a fixed date (which must be a February 15, and must begin no later than the officer’s 70th birthday), which election can be changed under certain circumstances. An officer may also request a distribution if the officer has an extreme and unexpected financial hardship, as determined under IRS rules.
Supplemental Matching
We make supplemental matching contributions to the account of eligible officers under the DCP. These contributions provide matching that we would otherwise contribute to our 401(k) Plan, but which we cannot contribute because of Internal Revenue Code limits on 401(k) plan matching. For a calendar year, the supplemental match that an officer receives is:

•	the lesser of

•	4% of eligible compensation payable during the year, whether received in cash or deferred, and

•	the total amount the officer deferred during the year under the 401(k) Plan and deferrals of base salary and cash bonuses under the DCP; minus

•	the actual matching contribution the officer received under the 401(k) Plan for that year, as determined while applying the restrictions imposed by the Internal Revenue Code.
An officer’s supplemental matching contributions may be allocated in one percent increments among the same notional investment funds available for deferrals under the DCP. Supplemental matching is paid only after termination of employment. The officer can elect payment in a lump sum or in up to ten annual installments, and such election cannot be changed.

Other Provisions
Notional investment choices under the DCP must be in one percent increments. An officer may transfer money between the notional investment choices on any business day. We do not provide any above-market or preferential earnings rates and do not guarantee that an officer’s notional investments will make money.
Upon an officer’s death or disability, the officer's plan balance is paid in a lump sum. Account balances are paid in cash.
Retirement Pay Deferral Account for John D. Johns
In 2016, the Board approved the conversion of the accrued benefit payable under the Nonqualified Excess Pension Plan as of March 31, 2016 to Mr. Johns into a lump sum amount. The lump sum amount is allocated to a book entry that will be treated as though it were a pay deferral account under the Company’s DCP.
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

Potential Payments upon Termination or Change of Control
The information below describes and quantifies the compensation that would have accrued to the named executive officers upon a termination of the executives’ employment or a change-in-control of Company on December 31, 2018, under (i) the AIP and the LTIP and (ii) for Mr. Johns, the terms of the Letter Agreement. However, the actual benefit to a named executive officer can only be determined at the time of the change-in-control event or such executive’s separation from the Company. Additionally, the benefits described below are in addition to benefits available generally to salaried employees upon a termination of employment, such as distributions of their remaining paid time off balance or distributions under the 401(k) Plan and the Company’s disability benefits.
As described in the Compensation Discussion and Analysis, with the exception of Mr. Johns, none of the named executive officers are party to any written employment arrangements that provide for payments in the event of a change in control or termination of employment.

Letter Agreement with John D. Johns

On November 28, 2017, Mr. Johns entered into the Letter Agreement with the Company dated November 6, 2017 that establishes his duties, commitments and compensation with respect to his role as Executive Chairman. Upon a termination of Mr. Johns’s service as Executive Chairman, the only compensation payable to Mr. Johns are (i) accrued but unpaid compensation under the Letter Agreement for any reason; (ii) any vested amounts or benefits owing to him under the Company’s otherwise applicable compensation programs or employee benefit plans and programs, including any compensation previously deferred by Mr. Johns (together with any accrued earnings thereon) and not yet paid by the Company; and (iii) any other amounts or benefits payable due to Mr. Johns’ retirement, termination, death or disability under the Company’s plans, policies, programs or arrangements.
Annual Incentive Payments
Except as provided in the following sentence, unless the Compensation Committee determines to authorize a payment, no amount will be payable to the named executive officers as an annual incentive award unless the named executive officer is still an employee of the Company or one of its subsidiaries on the date payment is made or such earlier date as the Compensation Committee may specify. Unless the Compensation Committee shall otherwise determine to pay the named executive officer a greater amount, if a named executive officer’s employment terminates due to death, disability (as determined in accordance with generally applicable Company policies) or normal or early retirement under the terms of any retirement plan maintained by the Company or a subsidiary, such named executive officer shall receive an annual incentive payment equal to the amount the named executive officer would have received if the named executive officer had remained employed through the end of the year, multiplied by a fraction, the numerator of which is the number of days that elapsed during the year in which the termination occurs before and including the date of the named executive officer’s termination of employment and the denominator of which is 365.
Long-Term Incentive Awards

The named executive officers receive annually three types of long-term incentive awards: Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards. These awards are described in more detail in the Compensation Discussion and Analysis - Long-Term Incentive Awards and Grants of Plan-Based Awards. Upon a termination of employment, the awards provide for differing vesting and payment terms depending upon the type of termination.

In the case of a change in control of the Company,

•
A named executive officer will be deemed to have earned the greater of (i) 100% of the performance units and (ii) the percentage of such performance units that would derive from applying the schedules at Compensation

Discussion and Analysis - Long-Term Incentive Awards through the date of the change in control event, and will be settled in cash within 45 days following the date of the change in control event, based upon the Company Control Book Value Per Unit, (as defined in the LTIP), if available within 10 days before such payment date; or, if the Company Change in Control Book Value Per Unit is not then available, then 90% of the value of such performance units, based on the PL Tangible Book Value Per Unit, (as defined in the LTIP), determined as of the most recently reported quarterly balance sheet preceding such Company change in control shall be paid within 45 days of the Company change in control, followed by an additional payment in respect of such performance units within 75 days of such Company change in control equal to the excess, if any, of (i) the Change in Control Book Value Per Unit over (ii) 90% of the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control;

•
The restricted units will immediately vest in full and be settled in cash, within 45 days following the date of the change in control event, based upon the Company Change in Control Book Value Per Unit, if available within 10 days before such payment date; or, if the Company Change in Control Book Value Per Unit is not then available, then 90% of the value of such performance units, based on the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control shall be paid within 45 days of the Company change in control, followed by an additional payment in respect of such performance units within 75 days of such Company change in control equal to the excess, if any, of (i) the Company Change in Control Book Value Per Unit over (ii) 90% of the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control; and

•
The Parent-Based Awards will vest immediately and be settled in cash within 60 days following the date of the change in control event, based on the Parent Stock Percentage, (as defined in the LTIP), but the Final Parent Stock Value, (as defined in the LTIP), shall be determined based on the average of the closing prices of Dai-ichi Life common stock on all trading days during the 30-calendar day period ended on the date on which the Company change in control occurs.

In the case of a change in control of Dai-ichi Life, that results in the common stock of Dai-ichi Life no longer being actively traded on a public securities exchange (“Parent Change in Control”),

•
The Parent-Based Awards will be converted to restricted units as of the date of the Parent Change in Control. Such conversion will result from the following: First, the dollar value of the Parent-Based Awards will be determined as of the Parent Change in Control, with the Final Parent Stock Value, (as defined in the LTIP), used to determine the Parent Stock Percentage determined using the average of the closing prices of the Parent common stock on all trading days during the 30-calendar day period ended on the date on which the Parent Change in Control occurs. The resulting dollar value of the Parent-Based Awards shall then be converted into restricted units by dividing such dollar value by the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding the Parent Change in Control. After such conversion, the converted units will continue to be subject to the terms of the Parent-Based Award Agreement, including but not limited to, the vesting schedule and timing provisions of such agreement.

In the case of an early retirement of the named executive officer under the terms of the Company’s Qualified Pension Plan,

•
A pro-rated portion of the performance units will be settled in cash based on a fraction, the numerator of which is the number of days the officer was employed during the award period, and the denominator of which is the total number of days in the award period;

•
A pro-rated portion of the restricted units will immediately vest based on the product of the number of unvested restricted units that would become vested at the applicable date times a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2018 and the executive’s retirement date, and the denominator of which is (i) 36 in the case of the units that are scheduled to vest at December 31, 2020, or (ii) 48 in the case of the units that are scheduled to vest at December 31, 2021; and

•
A pro-rated portion of the Parent-Based Awards will immediately vest based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2018 and the officer’s retirement date, and the denominator of which is 36.

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

•	The restricted units will vest in full; and

•	The Parent-Based Awards will vest in full.

In the case of a special termination of the named executive officer, which consists of a termination of employment due to (i) a divestiture of a business segment or a significant portion of the assets of the Company or (ii) a significant reduction by the Company of its work force, the Compensation Committee determines to what extent, and on what terms, the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards will be paid.

Unless the Compensation Committee determines to provide for treatment that is more favorable, if a named executive officer’s employment is terminated other than for death, disability, normal or early retirement, special termination, or cause, any unvested Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards will be forfeited as of the date of the officer’s termination of employment.

Unless the Compensation Committee determines to provide for treatment that is more favorable, termination of a named executive officer’s employment for “cause”, will result in a forfeiture of each type of award. "Cause" means any named executive officer's conviction or plea of nolo contendere to a felony, an act or acts of extreme dishonesty or gross misconduct, or violation of the Company’s Code of Business Conduct.

Unless otherwise noted above, any Restricted Unit Awards or Parent-Based Awards that become vested will be payable in accordance with the normal vesting schedule as if the named executive officer had remained employed through the last vesting date, and any Performance Unit Awards that are earned will be payable as if the named executive officer had remained employed for the duration of the award period.
In November 2017, the Compensation Committee approved that, upon Mr. Johns’ retirement from the Company, all of Mr. Johns’ outstanding Performance Unit Awards will fully vest on the date of his retirement and will be payable at the same time and in the same manner as they would had Mr. Johns remained employed through the end of each applicable award period.

Nonqualified Deferred Compensation
Each named executive officer is currently fully vested in the amounts reported in the “Aggregate Balance at FYE” column of the Nonqualified Deferred Compensation Table, and therefore these amounts would be payable to named executive officers upon termination of employment for any reason. In addition, a named executive officer whose employment terminated due to normal or early retirement, death, or disability would receive the DCP Supplemental Matching Contribution that would have been allocated under our DCP to each named executive officer’s account with respect to the officer’s service during 2018.

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

Termination Payments
The following tables and footnotes describe the potential payments to the named executive officers upon termination of employment as of December 31, 2018.
The tables do not include:

•	compensation or benefits previously earned by the named executive officers or incentive awards that were already fully vested;

•	the value of pension benefits that are disclosed in the 2018 Pension Benefits Table, except for any pension enhancement triggered by the event, if applicable;

•	the amounts payable under the DCP that are disclosed in the 2018 Nonqualified Deferred Compensation Table; or

•	the value of any benefits (such as retiree health coverage, life insurance and disability coverage) provided on the same basis to substantially all other employees.

Change of Control

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had a change of control of the Company occurred on December 31, 2018.

Name	Performance Units	Restricted Units	Parent-Based Awards	Total
Bielen	$7,227,898	$2,214,356	$556,818	$9,999,072
Walker	$2,059,929	$640,181	$157,745	$2,857,855
Johns	$14,367,887	$4,071,596	$949,034	$19,388,517
Temple	$2,728,220	$844,365	$210,654	$3,783,239
Thigpen	$3,193,397	$1,001,348	$243,084	$4,437,829

Death, Disability, or Normal Retirement

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had his employment been terminated due to death, disability or normal retirement (on or after normal retirement age) on December 31, 2018.

Name	2019 DCP Supplemental Matching Contribution	Performance Units	Restricted Units	Parent-Based Awards	Annual Incentive Payments	Total
Bielen	$154,215	$5,340,615	$2,371,976	$556,818	$1,033,500	$9,457,124
Walker	$28,412	$1,561,071	$682,394	$157,745	$319,100	$2,748,722
Johns(1)	$13,500	$12,269,114	$4,238,567	$949,034	$—	$17,470,215
Temple	$61,193	$2,038,361	$902,583	$210,654	$436,700	$3,649,491
Thigpen	$96,632	$2,455,190	$1,064,202	$243,084	$477,500	$4,336,608

(1) Mr. Johns is the only named executive officer who would be eligible for normal retirement on December 31, 2018.

Early Retirement

The table set forth below shows the cash payments and other benefits that would have been payable to each of the named executive officers had his employment been terminated due to early retirement on December 31, 2018.

Name	2019 DCP Supplemental Matching Contribution	Performance Units	Restricted Units	Parent-Based Awards	Annual Incentive Payments	Total
Bielen	$154,215	$5,340,615	$1,432,335	$376,908	$1,033,500	$8,337,573
Walker	$28,412	$1,561,071	$431,828	$110,759	$319,100	$2,451,170
Johns(1)	$—	$—	$—	$—	$—	$—
Temple(2)	$—	$—	$—	$—	$—	$—
Thigpen	$96,632	$2,455,190	$692,233	$174,340	$477,500	$3,895,895

(1) Because Mr. Johns is eligible for normal retirement, no amounts are shown under the Early Retirement scenario.
(2) Mr. Temple would not be eligible for early retirement on December 31, 2018.

Other Termination (other than for “cause”)

The table set forth below shows the cash payments and other benefits that would have been payable to Mr. Temple had his employment been terminated (other than for “cause” or for one of the reasons specified in the tables above) on December 31, 2018. Mr. Temple is our only named executive officer who would not be eligible for normal or early retirement on December 31, 2018.

Name	Restricted Units	Parent-Based Awards	Total
Bielen	$—	$—	$—
Walker	$—	$—	$—
Johns	$—	$—	$—
Temple	$345,000	$81,972	$426,972
Thigpen	$—	$—	$—

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
For 2018:

•	the median of the annual total compensation of all employees of the Company (other than our CEO) was $75,389; and

•	the annualized total compensation of our CEO was $6,614,845.
Based on this information, for 2018 our estimate of the ratio of the total compensation of Mr. Bielen, our current CEO and President, to the median of the annual total compensation of all employees was 88 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, the Company took the following steps:
1. We identified our employee population, consisting of full-time, part-time, and temporary employees, as of December 31, 2018.
2. To identify the “median employee” from our employee population, we compared the amount of Box 5 earnings (Box 5 is Medicare taxable wages and includes all forms of compensation) of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2018.
3. We identified our median using this compensation measure, which was consistently applied to all our employees included in the calculation.
4. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $75,389.
5. With respect to the annual total compensation of our CEO, we included the amounts reported in the 2018 Summary Compensation Table included in this Annual Report on Form 10-K.
Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Director Compensation
This table contains information about the 2018 compensation of our non-employee directors.

Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	All other compensation ($) (c)	Total ($) (d)
Shinichi Aizawa	$—	$382	$382
Tomohiko Asano	$—	$382	$382
Norimitsu Kawahara	$—	$—	$—
Tetsuya Kikuta	$—	$—	$—
Vanessa Leonard	$110,000	$—	$110,000
John J. McMahon, Jr.	$106,000	$—	$106,000
Ungyong Shu	$100,000	$—	$100,000
Jesse J. Spikes	$100,000	$—	$100,000
Toshiaki Sumino	$—	$1,446	$1,446
William A. Terry	$100,000	$4,125	$104,125
W. Michael Warren, Jr.	$103,000	$—	$103,000
Discussion of Director Compensation Table
Column (b) - Fees earned or paid in cash
The 2018 cash compensation components were -
•Board membership - $25,000 per quarter
•Additional retainer for Audit Committee Chairperson - $2,500 per quarter

•	Additional retainer for Compensation and Management Succession Committee Chairperson - $1,500 per quarter
•Additional retainer for Corporate Governance and Nominating Committee Chairperson - $750 per quarter
Cash retainers are paid in February, May, August, and November.
Column (c)—All Other Compensation
The amount in this column reflects:

•	Gifts given to the director in connection with the director’s retirement valued at $382 to each Mr. Asano and Mr. Aizawa.

•	The amount we paid for sporting events for Mr. Terry ($1,150) and Mr. Sumino ($1,446).

•	The amount we paid for a fishing trip to Mr. Terry ($2,975).

•	Personal use of the corporate jet to Mr. Terry (no incremental cost).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
On February 1, 2015, the Company consummated the Merger, and our stock ceased to be publicly traded. By reason of this transaction, our executive officers and directors no longer hold shares of common stock of the Company. Dai-ichi Life now owns 100% of the outstanding common stock of the Company.

Item 13.    Certain Relationships and Related Transactions
Review and Approval of Related Party Transactions
We review all relationships and transactions in which we and “related parties” (our directors, director nominees, executive officers, their immediate family members, and certain affiliated entities) participate to determine if any related party has a direct or indirect material interest. Our General Counsel’s Office is primarily responsible for developing and implementing processes to obtain the necessary information and for determining, based on the facts and circumstances, whether a direct or indirect material interest exists, and we have written policies in place regarding relationships and transactions with “related parties”.
Pursuant to our policies, if the General Counsel’s Office determines that a transaction may require disclosure under SEC rules, the General Counsel’s Office will notify:

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
Based on the information available to the Company’s General Counsel’s Office and to the Board, except as described below, there have been no transactions between the Company and any related party since January 1, 2018, nor are any currently proposed, for which disclosure is required under the SEC rules.
Related Party Transactions Entered into by the Company
Dai-ichi Life is the sole shareholder of the Company and provides certain services to the Company pursuant to a Global Services Agreement dated September 8, 2016. The services include planning, monitoring and advising with respect to the following matters regarding the Dai-ichi Life group as a whole: Development and administration of the management plan; development and administration of the capital management strategy; organization and company rules; budget control and settlement of accounts; public relations; human resources systems; IT strategy; risk management; compliance management, management of internal transactions and conflict of interest, and information management; internal audit, internal control, and legal risk control; sharing information on life insurance business; and provide advisory services to help increase the Company's profits. During the fiscal year ended December 31, 2018 the Company paid a fee to Dai-ichi Life of $12.2 million for the services provided to the Company.
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

Item 14.    Principal Accountant Fees and Services
The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2018 and 2017 with respect to various services provided to the Company and its subsidiaries:

	For The Year Ended December 31,
	2018	2017
	(Dollars In Millions)
Audit fees	$7.2	$7.5
Audit related fees	0.5	0.6
Tax fees	0.1	0.7
All other fees	—	—
	$7.8	$8.8
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
The Audit Committee’s policy is to pre-approve the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Audit Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Audit Committee or its Chairperson pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by PricewaterhouseCoopers LLP with respect to fiscal year 2018.

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

Page
Schedule II—Condensed Financial Information of Registrant For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, For The Year Ended December 31, 2016, and As of December 31, 2018 and 2017	221
Schedule III—Supplementary Insurance Information For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	229
Schedule IV—Reinsurance For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	230
Schedule V—Valuation and Qualifying Accounts As of December 31, 2018 and December 31, 2017	231
The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 188 of this report.
3.    Exhibits:

For a list of exhibits, refer to the “Exhibit Index” filed as part of this report beginning on page 236 below, and incorporated herein by this reference.
The agreements included as exhibits to this report are included to provide you with information regarding the terms of those agreements and are not intended to provide any other factual or disclosure information about the Company or the other parties to or in any of the agreements included as exhibits. Such agreements may contain representations and warranties by the parties to such agreements that have been made solely for the benefit of the parties specified in the agreements. These representations and warranties (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement included as an exhibit, (iii) may apply standards of materiality in a way that is different from what may be viewed as material to you, and (iv) were made only as of the date or dates specified in the agreements and are subject to more recent developments. Accordingly, the representations and warranties contained in the agreements included as exhibits may not describe the actual state of affairs as of the date they were made or at any other time.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$31,600	$261,090	$541,762
Service fees from subsidiaries*	250,241	285,979	250,668
Net investment income	8,417	9,457	8,607
Realized investment gains (losses)	468	(45,091)	(29,289)
Other income	2,211	2,049	9,828
Total revenues	292,937	513,484	781,576
Expenses
Operating and administrative	123,004	182,525	143,941
Interest	63,878	61,263	60,137
Total expenses	186,882	243,788	204,078
Income before income tax and other items below	106,055	269,696	577,498
Income tax (benefit) expense
Current	(30,854)	(9,441)	334
Deferred	45,082	46,020	20,715
Total income tax expense (benefit)	14,228	36,579	21,049
Income before equity in undistributed income from subsidiaries*	91,827	233,117	556,449
Equity (loss) in undistributed income of subsidiaries	210,534	873,415	(163,420)
Net income	$302,361	$1,106,532	$393,029

* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Net income	$302,361	$1,106,532	$393,029
Total other comprehensive income (loss)	$(1,427,910)	$692,994	$586,611
Total comprehensive income (loss)	$(1,125,549)	$1,799,526	$979,640

* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Assets
Fixed maturities	$241,862	$140,102
Equity securities	38,176	38,861
Other long-term investments	10	10
Short-term investments	115,625	79,818
Investments in subsidiaries (equity method)*	7,289,812	8,563,201
Total investments	7,685,485	8,821,992
Cash	5,982	3,760
Receivables from subsidiaries*	24,909	38,394
Property and equipment, net	1,105	1,692
Income tax receivable	—	513
Deferred income tax	30,050	103,716
Other assets	38,134	38,487
Total assets	$7,785,665	$9,008,554
Liabilities
Accrued expenses and other liabilities	$411,963	$442,696
Income tax payable	10,034	—
Debt	1,100,508	943,370
Subordinated debt securities	495,426	495,289
Total liabilities	2,017,931	1,881,355
Commitments and contingencies—Note 3
Shareowner’s equity
Common stock	—	—
Additional paid-in-capital	5,554,059	5,554,059
Retained earnings, including undistributed income of subsidiaries: (2018 - $1,102,394; 2017 - $891,860)	1,639,441	1,560,444
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, all from subsidiaries, net of income tax: (2018 - $(368,830); 2017 - $7,416)	(1,387,504)	27,896
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $(6,054); 2017 - $(538))	(22,773)	(2,022)
Accumulated gain (loss)—derivatives, net of income tax: (2018 - $(2);2017 - $198)	(7)	747
Postretirement benefits liability adjustment, net of income tax: (2018 - $(4,112); 2017 - $(3,469))	(15,482)	(13,925)
Total shareowner’s equity	5,767,734	7,127,199
Total liabilities and shareowner’s equity	$7,785,665	$9,008,554
* Eliminated in Consolidation

See Notes to Consolidated Financial Statements

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$302,361	$1,106,532	$393,029
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(468)	45,091	29,289
Equity in undistributed net income of subsidiaries*	(210,534)	(873,415)	163,420
Depreciation expense	587	739	506
Receivables from subsidiaries*	13,485	(28,794)	15,181
Income tax receivable	513	10,548	2,109
Deferred income taxes	45,082	46,020	20,715
Accrued income taxes	10,034	—	—
Accrued expenses and other liabilities	(28,209)	(52,846)	(33,639)
Other, net	(57,595)	4,226	(16,426)
Net cash provided by operating activities	75,256	258,101	574,184
Cash flows from investing activities
Sale of investments, available-for-sale	675,000	—	—
Cost of investments acquired, available-for-sale	(776,743)	(26,423)	(59,025)
Return of and/or (additional) capital investments in subsidiaries	(2,600)	38,410	(45,762)
Change in other long-term investments	—	—	(10)
Change in short-term investments	(35,807)	(79,818)	—
Purchase of property and equipment	—	—	(1,649)
Sales of property and equipment	—	(100)	—
Net cash used in investing activities	(140,150)	(67,931)	(106,446)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	965,000	1,035,000	265,000
Principal payments on line of credit arrangements and debt	(757,884)	(1,156,498)	(633,074)
Dividends to shareowner	(140,000)	(143,848)	(89,343)
Net cash provided by (used in) financing activities	67,116	(265,346)	(457,417)
Change in cash	2,222	(75,176)	10,321
Cash at beginning of year	3,760	78,936	68,615
Cash at end of year	$5,982	$3,760	$78,936
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
1. BASIS OF PRESENTATION
Nature of Operations
On February 1, 2015, Protective Life Corporation (the “Company”) became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when Dai-ichi Life purchased all outstanding shares of the Company’s stock. Prior to February 1, 2015, and for the periods this report presents, the Company’s stock was publicly traded on the New York Stock Exchange. The Company is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (“PLICO”) is the Company’s largest operating subsidiary.
The accompanying condensed financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto of Protective Life Corporation and subsidiaries included in this Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
2. DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt Securities
Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2018		2017
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Credit Facility	$—	$—	$—	$—
6.40% Senior Notes (2007), due 2018	—	—	150,000	150,518
7.375% Senior Notes (2009), due 2019	400,000	416,469	400,000	435,806
8.45% Senior Notes (2009), due 2039	190,044	288,547	232,928	357,046
4.30% Senior Notes (2018), due 2028	400,000	395,492	—	—
	$990,044	$1,100,508	$782,928	$943,370
Subordinated debt (year of issue):
5.35% Subordinated Debentures (2017), due 2052	500,000	495,426	500,000	495,289
	$500,000	$495,426	$500,000	$495,289
The Company’s future maturities of debt, excluding notes payable to banks and subordinated debt securities, are $416.5 million in 2019, and $684.0 million thereafter.
During the year ended December 31, 2018, the Company repurchased and subsequently extinguished $65.6 million (par value - $42.9 million) of the Company’s 8.45% Senior Notes due 2039. These repurchases resulted in a $1.8 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated statements of income.

During 2018, the Company issued $400.0 million of its Senior Notes at a rate of 4.30%, due 2028. These notes were issued net of a discount of $1.0 million. At issuance, these notes are carried on the Company’s balance sheet net of the discount and the associated deferred issuance expenses of $3.7 million. The Company used the net proceeds from the offering for general corporate purposes, including the repayment of amounts outstanding under our Credit Facility.

During 2017, the Company issued $500.0 million of its Subordinated Debentures due 2052. At issuance, these Subordinated Debentures are carried on the Company’s balance sheet net of the associated deferred issuance expenses of $4.8 million. The Company used the net proceeds from the offering to call and redeem, at par, the entire $150.0 million of its 6.00% Subordinated Debentures due 2042 and $287.5 million of its 6.25% Subordinated Debentures due 2042.
Under a revolving line of credit arrangement that was in effect until May 3, 2018 (the “2015 Credit Facility”), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The annual facility fee rate was 0.125% of the aggregate principal amount. The Credit Facility provided that the Company was liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility was February 2, 2020.
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the “Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2018. The Company did not have an outstanding balance on the Credit Facility as of December 31, 2018
Interest Expense
Interest expense on debt and subordinated debt securities totaled $63.9 million, $61.3 million, and $60.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.
3. COMMITMENTS AND CONTINGENCIES
The Company previously leased a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term in December 2018, PLICO purchased the building for approximately $75 million. The building is recorded in property and equipment on the consolidated balance sheet.
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of Protective Life Insurance Company (“PLICO”), and Steel City, LLC (“Steel City”), a wholly owned subsidiary of the Company, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and West Coast Life (“WCL”), a direct wholly owned subsidiary of PLICO. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLICO, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of December 31, 2018, the aggregate principal balance of the Steel City Notes was $1.883 billion. In connection with this transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by the Company if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2018, no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate had a $1.883 billion outstanding non-recourse funding obligation as of December 31, 2018. This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.

Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2018. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2018, securities related to $20.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties, and securities related to $554.4 million of the non-recourse funding obligations were held by the Company and our affiliates. The Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by the Company to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2018, the Company made a payment of $0.6 million under the Interest Support Agreement during the second quarter of 2018. In addition, certain Interest Support Agreement obligations to the Company of $4.9 million have been collateralized by the PLC under the terms of that agreement. As of December 31, 2018, no payments have been received under the YRT Premium Support Agreement. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2018, the Company and its affiliates repurchased $38.0 million of its outstanding non-recourse funding obligations, at a discount. During the year ended December 31, 2017, the Company and its affliliates did not repurchase any of its outstanding non-recourse funding obligations.
Golden Gate III Vermont Captive Insurance Company
On April 23, 2010, Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the Reimbursement Agreement, UBS issued a letter of credit (the “LOC”) to a trust for the benefit of WCL. The Reimbursement Agreement has undergone three separate amendments and restatements. The Reimbursement Agreement’s current effective date is June 25, 2014. In accordance with the terms of the Reimbursement Agreement, the LOC balance reached its scheduled peak amount of $935 million in 2015. As of December 31, 2018, the LOC balance was $860 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $70 million and will be paid in two installments with the last payment occurring in 2021. These contributions may be subject to potential offset against dividend payments as permitted under the terms of the Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Reimbursement Agreement. As of December 31, 2018, no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. In accordance with the terms of the terms of the Reimbursement Agreement, the LOC balance reached its scheduled peak amount of $790 million in 2016. As of December 31, 2018, the LOC balance was $770 million. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. This transaction is “non-recourse” to WCL, PLICO, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate IV obligating the Company to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by the Company to Golden Gate IV if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. The Company has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2018, no payments have been made under these agreements.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company, and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries of PLICO, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by our direct wholly owned subsidiary PLICO and indirect wholly owned subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of PLICO. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLICO and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2018, the principal balance of the Red Mountain note was $670 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $114.6 million and will be paid in annual installments through 2031. In connection with the transaction, the Company has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by the Company if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, the Company has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2018 , no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $670 million outstanding non-recourse funding obligation as of December 31, 2018. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.
The Company is party to an intercompany capital support agreement with Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned insurance subsidiary. The agreement provides through a guarantee that the Company will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2018, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
4. SHAREOWNER’S EQUITY
On February 1, 2015, Dai-ichi Life acquired 100% of the Company’s outstanding shares of common stock through the Merger of DL Investment (Delaware), Inc., a wholly owned subsidiaries of Dai-ichi Life, with and into the Company, with the Company continuing as the surviving entity.
5. SUPPLEMENTAL CASH FLOW INFORMATION

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Cash paid (received) during the year for:
Interest paid on debt	$83,439	$78,944	$95,095
Income taxes (adjusted for amounts received from affiliates under a tax sharing agreement)	(40,986)	(23,110)	(2,596)
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
As of December 31, 2018 and 2017, the Company included in its balance sheets a combined liability for these agreements of $90.0 million and $91.6 million, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company included in its statements of income unrealized gains of $1.5 million and unrealized losses of $42.7 million and $29.3 million, respectively.

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2018:
Life Marketing	$1,499,386	$15,318,019	$98	$422,037	$1,043,228	$551,781	$1,412,001	$116,917	$197,346	$92
Acquisitions	458,976	25,427,730	2,206	6,018,954	952,315	1,108,218	1,636,697	18,690	143,698	13,750
Annuities	889,697	1,050,161	—	8,324,931	148,033	340,685	226,704	24,274	151,054	—
Stable Value Products	6,121	—	—	5,234,731	—	217,778	109,747	3,201	2,798	—
Asset Protection	168,974	52,636	869,615	—	140,130	30,457	113,073	62,726	104,533	135,596
Corporate and Other	—	53,006	675	82,538	12,198	234,831	17,647	—	316,829	12,186
Total	$3,023,154	$41,901,552	$872,594	$20,083,191	$2,295,904	$2,483,750	$3,515,869	$225,808	$916,258	$161,624
For The Year Ended December 31, 2017:
Life Marketing	$1,320,776	$15,438,739	$107	$424,204	$1,011,911	$553,999	$1,319,138	$120,753	$178,792	$111
Acquisitions	74,862	14,323,713	2,423	4,377,020	785,188	752,520	1,204,084	(6,939)	110,607	15,964
Annuities	772,633	1,080,629	—	7,308,354	152,701	321,844	216,629	(54,471)	149,181	—
Stable Value Products	6,864	—	—	4,698,371	—	186,576	74,578	2,354	4,407	—
Asset Protection	24,442	55,847	872,600	—	154,166	27,325	126,459	16,524	160,235	148,093
Corporate and Other	—	58,664	275	78,810	12,718	209,324	16,382	—	345,022	12,732
Total	$2,199,577	$30,957,592	$875,405	$16,886,759	$2,116,684	$2,051,588	$2,957,270	$78,221	$948,244	$176,900
For The Year Ended December 31, 2016:
Life Marketing	$1,218,944	$14,595,370	$119	$426,422	$972,247	$525,495	$1,267,844	$130,708	$177,498	$122
Acquisitions	106,532	14,693,744	2,734	4,247,081	832,083	764,571	1,232,141	8,178	118,056	18,818
Annuities	655,618	1,097,973	—	7,059,060	146,458	322,608	214,100	(11,031)	140,409	—
Stable Value Products	5,455	—	—	3,501,636	—	107,010	41,736	1,176	3,033	—
Asset Protection	33,280	60,790	844,919	—	128,687	22,082	106,668	20,033	125,957	121,821
Corporate and Other	—	63,208	723	75,301	13,740	200,690	17,946	—	295,498	13,689
Total	$2,019,829	$30,511,085	$848,495	$15,309,500	$2,093,215	$1,942,456	$2,880,435	$149,064	$860,451	$154,450

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Excludes Life Insurance

SCHEDULE IV—REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2018:
Life insurance in-force	$765,986,223	$(302,149,614)	$135,407,408	$599,244,017		23.0%
Premiums and policy fees:
Life insurance	2,681,191	(1,173,194)	626,283	2,134,280	(1)	29.3%
Accident/health insurance	47,028	(30,126)	12,826	29,728		43.1
Property and liability insurance	308,634	(181,621)	4,883	131,896		3.7
Total	$3,036,853	$(1,384,941)	$643,992	$2,295,904
For The Year Ended December 31, 2017:
Life insurance in-force	$751,512,468	$(328,377,398)	$110,205,190	$533,340,260		21.0%
Premiums and policy fees:
Life insurance	2,655,846	(1,151,175)	435,113	1,939,784	(1)	22.5%
Accident/health insurance	51,991	(33,051)	14,945	33,885		44.1
Property and liability insurance	309,848	(176,509)	9,676	143,015		6.8
Total	$3,017,685	$(1,360,735)	$459,734	$2,116,684
For The Year Ended December 31, 2016:
Life insurance in-force	$739,248,680	$(348,994,650)	$116,265,430	$506,519,460		23.0%
Premiums and policy fees:
Life insurance	2,610,682	(1,126,915)	454,999	1,938,766	(1)	23.5%
Accident/health insurance	58,076	(36,935)	17,439	38,580		45.2
Property and liability insurance	261,009	(150,866)	5,726	115,869		4.9
Total	$2,929,767	$(1,314,716)	$478,164	$2,093,215

(1)	Includes annuity policy fees of $177.1 million, $173.5 million, and $160.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2018
Allowance for losses on commercial mortgage loans	$—	$(209)	$—	$1,505	$1,296
As of December 31, 2017
Allowance for losses on commercial mortgage loans	$724	$(7,439)	$—	$6,715	$—

EXHIBIT INDEX

Exhibit Number
*2.1
Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company, filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2013 (No. 001-11339).

*2.2
Agreement and Plan of Merger, dated as of June 3, 2014, by and among The Dai-ichi Life Insurance Company, Limited, DL Investment (Delaware), Inc. and Protective Life Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

*2.3
Master Transaction Agreement, dated as of January 18, 2018, by and among Protective Life Insurance Company, Protective Life Corporation, The Lincoln National Life Insurance Company, Lincoln National Corporation, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Liberty Mutual Group, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 22, 2018 (No. 001-11339).

*2.4
Master Transaction Agreement, dated as of January 23, 2019, by and among Protective Life Insurance Company, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of New York, The Canada Life Assurance Company and The Great-West Life Assurance Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 25, 2019 (No. 001-11339).

*3.1	Amended and Restated Bylaws of the Company, effective as of February 25, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2019 (No. 001-11339).

*3.2	Amended and Restated Bylaws of the Company, effective as of August 8, 2018, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 8, 2018 (No. 001-11339).

*4.1	Reference is made to Exhibit 3.1 above (No. 001-11339).

*4.2	Reference is made to Exhibit 3.2 above (No. 001-11339).

*4.3(a)
Senior Indenture, dated as of June 1, 1994, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4(c)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).

*4.3(b)
Supplemental Indenture No. 11, dated as of December 11, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 7, 2007 (No. 001-11339).

*4.3(c)
Supplemental Indenture No. 12, dated as of October 9, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 9, 2009 (No. 001-11339).

*4.3(d)
Supplemental Indenture No. 13, dated as of October 9, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 9, 2009 (No. 001-11339).

*4.3(e)
Supplemental Indenture No. 15, dated as of August 23, 2018, between Protective Life Corporation and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, supplementing the Senior Indenture dated June 1, 1994, filed as Exhibit 4.2 to Company’s Current Report on Form 8-K filed August 24, 2018 (No. 011-11339).

*4.3(f)	Form of 4.300% Senior Note due 2028 (included in Exhibit 4.3(e), above).

*4.4(a)
Subordinated Indenture, dated as of June 1, 1994, between the Company and AmSouth Bank, as Trustee, filed, as Exhibit 4(d)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).

*4.4(b)
Supplemental Indenture No. 11, dated as of August 10, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 10, 2017 (No. 001-11339).

Exhibit Number
*10.1(a)†
The Company’s Excess Benefit Plan, Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).

*10.1(b)†	Amendment to the Company’s Excess Benefit Plan, dated as of April 17, 2014, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).

*10.1(c)†	2016 Amendment to the Company’s Excess Benefit Plan, dated as of December 19, 2016, filed as Exhibit 10(a)(3) to the Company’s Annual Report on Form 10-K filed February 24, 2017 (No. 001-11339).

*10.1(d)†
Excess Benefit Plan Settlement Agreement, dated as of September 30, 2016, between the Company and John D. Johns, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2016 (No. 001-11339).

*10.2(a)†	Protective Life Corporation Annual Incentive Plan, effective January 1, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).

10.2(b)†	Amended and Restated Protective Life Corporation Annual Incentive Plan, amended and restated as of November 6, 2018, filed herewith.

*10.2(c)†	Protective Life Corporation 2017 Annual Incentive Plan, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10.2(d)†	Protective Life Corporation 2016 Annual Incentive Plan, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10.3(a)†	Protective Life Corporation Long-Term Incentive Plan, effective January 1, 2018, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).

*10.3(b)†	Amendment One to the Protective Life Corporation Long-Term Incentive Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2018 (No. 001-11339).

*10.3(c)†	Amended and Restated Protective Life Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2018 (No. 001-11339).

10.3(d)†	2018 Long-Term Incentive Plan Awards Acceptance Form, filed herewith.

10.4(a)†	2018 Parent-Based Award Letter of the Company, filed herewith.

10.4(b)†	2018 Parent-Based Award Provisions of the Company, filed herewith.

*10.4(c)†	2017 Parent-Based Award Provisions of the Company, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10.4(d)†	2016 Parent-Based Award Provisions of the Company, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

10.5(a)†	2018 Performance Units Award Letter (for key officers) of the Company, filed herewith.

10.5(b)†	2018 Performance Units Provisions (for key officers) of the Company, filed herewith.

*10.5(c)†	2017 Performance Units Provisions (for key officers) of the Company, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10.5(d)†	2016 Performance Units Provisions (for key officers) of the Company, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

10.6(a)†	2018 Performance Units Award Letter of the Company, filed herewith.

10.6(b)†	2018 Performance Units Provisions of the Company, filed herewith.

*10.6(c)†	2017 Performance Units Provisions of the Company, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

Exhibit Number
*10.6(d)†	2016 Performance Units Provisions of the Company, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

10.7(a)†	2018 Restricted Units Award Letter (for key officers) of the Company, filed herewith.

10.7(b)†	2018 Restricted Units Award Letter of the Company, filed herewith.

10.7(c)†	2018 Restricted Units Provisions of the Company, filed herewith.

*10.7(d)†	2017 Restricted Units Provisions of the Company, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).

*10.7(e)†	2016 Restricted Units Provisions of the Company, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).

*10.8†	Form of the Company’s Indemnity Agreement for Officers, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).

*10.9†	Form of the Company’s Director Indemnity Agreement, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed August 5, 2010 (No. 001-11339).

*10.10(a)†	Employment Agreement, dated as of June 3, 2014, between the Company and John D. Johns, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10.10(b)†
Letter Agreement, dated as of November 6, 2017 and entered into on November 28, 2017, between the Company and John D. Johns, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2017 (No. 001-11339).

*10.10(c)†
Confidentiality and Non-Competition Agreement, dated as of November 28, 2017, between the Company and John D. Johns, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 4, 2017 (No. 001-11339).

*10.11†
Transition Letter Agreement, dated as of December 30, 2016, between the Company and Deborah J. Long, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed February 24, 2017 (No. 001-11339).

*10.12(a)†	Form of Employment Agreement between the Company and Executive Vice President, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10.12(b)†	Form of Employment Agreement between the Company and Senior Vice President, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).

*10.13†
The Company’s Deferred Compensation Plan for Officers, as Amended and Restated as of August 1, 2016, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2016 (No.001-11339).

*10.14
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

*10.14(a)
First Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2018, among Protective Life Corporation and Protective Life Insurance Company, as Borrowers, the several lenders from time to time thereto, and Regions Bank, as Administrative Agent for Lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2018 (No. 001-11339).

*10.15
Second Amended and Restated Lease Agreement, dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

Exhibit Number
*10.16
Second Amended and Restated Investment and Participation Agreement, dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

*10.17
Second Amended and Restated Guaranty, dated as of December 19, 2013 by the Company in favor of Wachovia Development Corporation, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

*10.18
Amendment and Clarification of the Tax Allocation Agreement, dated as of January 1, 1988, by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to Protective Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 (No. 001-31901).

*10.19
Third Amended and Restated Reimbursement Agreement, dated as of June 25, 2014 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).±

*10.20
Second Amended and Restated Guarantee Agreement, dated as of August 7, 2013, between the Company and UBS AG, Stamford Branch, filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q filed November 4, 2013 (No. 001-11339).

*10.21
Stock Purchase Agreement, dated as of October 22, 2010, by and among RBC Insurance Holdings (USA) Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for purposes of Sections 5.14-5.17 and Articles 7, 8 and 10), filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-11339).

*10.22
Reimbursement Agreement, dated as of December 10, 2010, between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No. 001-11339).±

*10.23
Letter of Guaranty, dated as of December 10, 2010, between Protective Life Corporation and UBS AG, Stamford Branch, filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 28, 2011 (No. 001-11339).

*10.24
Coinsurance Agreement, dated as of September 30, 2015, by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10 to the Company’s Current Report on Form 8-K/A filed August 5, 2011 (No. 001-11339).

*10.25
Master Agreement, dated as of September 30, 2015, by and among Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2015 (No. 001-11339).

*10.26
Termination and Release Agreement among Protective Life Corporation, Protective Life Insurance Company, Wachovia Development Corporation, Wells Fargo Bank, National Association, SunTrust Bank and Citibank, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2018.

14.1	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 11, 2018, filed herewith.

*14.2
Supplemental Policy on Conflict of Interest for the Company and all of its subsidiaries, revised June 12, 2017, filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).

21	Subsidiaries of the Registrant.

24	Powers of Attorney.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the annual report on Form 10-K of Protective Life Corporation for the year ended December 31, 2018, filed on March 5, 2019 formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii), the Consolidated Balance Sheets, (iv) Consolidated Statements of Shareowner’s Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by Reference

†	Management contract or compensatory plan or arrangement

±
Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act.

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
Paul R. Wells Senior Vice President, Chief Accounting Officer and Controller
March 5, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

*	Executive Chairman of the Board and Director	March 5, 2019
JOHN D. JOHNS

/s/ RICHARD J. BIELEN	President, Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2019
RICHARD J. BIELEN

/s/ STEVEN G. WALKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2019
STEVEN G. WALKER

/s/ PAUL R. WELLS	Senior Vice President, Chief Accounting Officer and Controller (Chief Accounting Officer/Controller)	March 5, 2019
PAUL R. WELLS

*	Director	March 5, 2019
NORIMITSU KAWAHARA

*	Director	March 5, 2019
TETSUYA KIKUTA

*	Director	March 5, 2019
VANESSA LEONARD

*	Director	March 5, 2019
JOHN J. MCMAHON, JR.

*	Director	March 5, 2019
UNGYONG SHU

*	Director	March 5, 2019
JESSE J. SPIKES

*	Director	March 5, 2019
TOSHIAKI SUMINO

*	Director	March 5, 2019
WILLIAM A. TERRY

*	Director	March 5, 2019
W. MICHAEL WARREN, JR.

*Richard J. Bielen, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ RICHARD J. BIELEN
RICHARD J. BIELEN Attorney-in-fact