Form 10-Q
period 2019-03-31
PROTECTIVE LIFE CORP
filed 2019-05-07
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019
or
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
 Commission File Number 001-11339

PROTECTIVE LIFE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-2492236
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223
(Address of principal executive offices and zip code)
 Registrant’s telephone number, including area code (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of April 23, 2019:  1,000

PROTECTIVE LIFE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$930,328	$889,166
Reinsurance ceded	(318,377)	(345,423)
Net of reinsurance ceded	611,951	543,743
Net investment income	685,924	520,863
Realized investment gains (losses)	9,919	(9,540)
Other-than-temporary impairment losses	(1,295)	(691)
Portion recognized in other comprehensive income (before taxes)	(1,847)	(2,954)
Net impairment losses recognized in earnings	(3,142)	(3,645)
Other income	109,378	114,411
Total revenues	1,414,030	1,165,832
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2019 - $254,828; 2018 - $347,637)	972,766	786,802
Amortization of deferred policy acquisition costs and value of business acquired	30,400	57,981
Other operating expenses, net of reinsurance ceded: (2019 - $51,291; 2018 - $43,117)	235,949	229,251
Total benefits and expenses	1,239,115	1,074,034
Income before income tax	174,915	91,798
Income tax expense	36,631	17,686
Net income	$138,284	$74,112

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Net income	$138,284	$74,112
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2019 - $302,063; 2018 - $(153,379))	1,136,331	(577,712)
Reclassification adjustment for investment amounts included in net income, net of income tax: (2019 - $(415); 2018 - $181)	(1,560)	681
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $2,337; 2018 - $3)	8,792	11
Change in accumulated (loss) gain - derivatives, net of income tax: (2019 - $(522) ; 2018 - $129)	(1,966)	487
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2019 - $58 ; 2018 - $24)	220	89
Change in postretirement benefits liability adjustment, net of income tax: (2019 - $0; 2018 - $0)	—	—
Total other comprehensive income (loss)	1,141,817	(576,444)
Total comprehensive income (loss)	$1,280,101	$(502,332)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	March 31, 2019	December 31, 2018
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2019 - $54,367,022; 2018 - $54,466,305)	$53,777,352	$51,904,699
Fixed maturities, at amortized cost (fair value: 2019 - $2,594,441; 2018 - $2,547,210)	2,607,356	2,633,474
Equity securities, at fair value (cost: 2019 - $619,483; 2018 - $627,087)	619,440	595,884
Mortgage loans (related to securitizations: 2019 - $17; 2018 - $134)	7,701,465	7,724,733
Investment real estate, net of accumulated depreciation (2019 - $283; 2018 - $251)	6,478	6,816
Policy loans	1,677,442	1,695,886
Other long-term investments	853,117	759,354
Short-term investments	817,642	807,283
Total investments	68,060,292	66,128,129
Cash	280,250	173,714
Accrued investment income	646,996	634,921
Accounts and premiums receivable	153,833	113,507
Reinsurance receivables	4,660,567	4,764,743
Deferred policy acquisition costs and value of business acquired	2,986,686	3,023,154
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2019 - $211,899; 2018 - $197,583)	601,603	613,431
Property and equipment, net of accumulated depreciation (2019 - $37,450; 2018 - $33,199)	206,781	184,957
Other assets	261,136	250,036
Assets related to separate accounts:
Variable annuity	12,737,450	12,288,919
Variable universal life	1,041,397	937,732
Total assets	$92,462,502	$89,938,754

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	As of
	March 31, 2019	December 31, 2018
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$42,125,544	$41,901,552
Unearned premiums	874,253	872,594
Total policy liabilities and accruals	42,999,797	42,774,146
Stable value product account balances	5,527,816	5,234,731
Annuity account balances	13,665,415	13,720,081
Other policyholders’ funds	1,166,378	1,128,379
Other liabilities	2,646,033	2,374,112
Income tax payable	131,817	38,547
Deferred income taxes	1,069,207	839,316
Non-recourse funding obligations	2,607,021	2,632,497
Secured financing liabilities	184,012	495,307
Debt	1,083,672	1,101,827
Subordinated debt	605,460	605,426
Liabilities related to separate accounts:
Variable annuity	12,737,450	12,288,919
Variable universal life	1,041,397	937,732
Total liabilities	85,465,475	84,171,020
Commitments and contingencies - Note 12
Shareowner’s equity
Common Stock: 2019 and 2018 - $0.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,554,059	5,554,059
Retained earnings	1,726,917	1,639,441
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax: (2019 - $(67,182); 2018 - $(368,830))	(252,733)	(1,387,504)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $(3,717); 2018 - $(6,054))	(13,981)	(22,773)
Accumulated gain (loss) - derivatives, net of income tax: (2019 - $(466); 2018 - $(2))	(1,753)	(7)
Postretirement benefits liability adjustment, net of income tax: (2019 - $(4,112); 2018 - $(4,112))	(15,482)	(15,482)
Total shareowner’s equity	6,997,027	5,767,734
Total liabilities and shareowner’s equity	$92,462,502	$89,938,754

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2018	$—	$5,554,059	$1,639,441	$(1,425,766)	5,767,734
Net income for the three months ended March 31, 2019			138,284		138,284
Other comprehensive income				1,141,817	1,141,817
Comprehensive income for the three months ended March 31, 2019					1,280,101
Cumulative effect adjustments			(50,808)		(50,808)
Balance, March 31, 2019	$—	$5,554,059	$1,726,917	$(283,949)	$6,997,027

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2017	$—	$5,554,059	$1,560,444	$12,696	$7,127,199
Net income for the three months ended March 31, 2018			74,112		74,112
Other comprehensive loss				(576,444)	(576,444)
Comprehensive loss for the three months ended March 31, 2018					(502,332)
Cumulative effect adjustments			(81,973)	(10,552)	(92,525)
Dividends to parent			(140,000)		(140,000)
Balance, March 31, 2018	$—	$5,554,059	$1,412,583	$(574,300)	6,392,342

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$138,284	$74,112
Adjustments to reconcile net income to net cash used in operating activities:
Realized investment (gains) losses	(6,777)	13,185
Amortization of DAC and VOBA	30,400	57,981
Capitalization of DAC	(95,994)	(99,246)
Depreciation and amortization expense	18,737	16,763
Deferred income tax	(59,652)	20,965
Accrued income tax	93,270	69,790
Interest credited to universal life and investment products	285,588	197,458
Policy fees assessed on universal life and investment products	(407,380)	(351,128)
Change in reinsurance receivables	104,176	(14,874)
Change in accrued investment income and other receivables	(10,902)	(7,185)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(200,148)	(121,289)
Trading securities:
Maturities and principal reductions of investments	30,111	53,420
Sale of investments	142,370	67,298
Cost of investments acquired	(149,133)	(129,346)
Other net change in trading securities	1,662	(10,901)
Amortization of premiums and accretion of discounts on investments and mortgage loans	67,060	73,529
Change in other liabilities	17,380	27,947
Other, net	(10,511)	(21,303)
Net cash used in operating activities	$(11,459)	$(82,824)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$400,015	$151,227
Sale of investments, available-for-sale	994,633	436,969
Cost of investments acquired, available-for-sale	(1,332,657)	(674,513)
Change in investments, held-to-maturity	25,000	18,000
Mortgage loans:
New lendings	(155,798)	(248,231)
Repayments	170,322	206,111
Change in investment real estate, net	477	583
Change in policy loans, net	18,444	20,973
Change in other long-term investments, net	(8,652)	(136,969)
Change in short-term investments, net	(6,655)	187,652
Net unsettled security transactions	(36,814)	48,994
Purchase of property, equipment, and intangibles	(5,542)	(2,244)
Net cash provided by investing activities	$62,773	$8,552
Cash flows from financing activities
Borrowings under line of credit arrangement, debt, and subordinated debt	$—	$375,000
Principal payments on line of credit arrangement, debt, and subordinated debt	(9,325)	(211,412)
Issuance (repayment) of non-recourse funding obligations	(25,000)	(18,000)
Secured financing liabilities	(311,295)	(238,802)
Dividends to shareowner	—	(140,000)
Investment product deposits and change in universal life deposits	1,380,615	892,365
Investment product withdrawals	(979,532)	(529,368)
Other financing activities, net	(241)	(97)
Net cash provided by financing activities	$55,222	$129,686
Change in cash	106,536	55,414
Cash at beginning of period	173,714	252,310
Cash at end of period	$280,250	$307,724

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. The year-end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.
Certain reclassifications have been made in previously reported financial statements and accompanying notes to make prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or shareowner’s equity.
Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Corporation and subsidiaries and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2019.
Accounting Pronouncements Recently Adopted
Accounting Standards Update (“ASU” or “Update”) No. 2016-02 - Leases. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of leases. The most significant change relates to the accounting model used by lessees. The Update requires all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The lease asset and liability are measured at the present value of the minimum lease payments less any upfront payments or fees. The amendments in the Update became effective for annual and interim periods beginning after December 15, 2018 on a modified retrospective basis. The Company recorded a cumulative effect adjustment as of the date of adoption, January 1, 2019, establishing a right of use asset and lease liability of $21.5 million on its consolidated condensed balance sheet reflected in the property and equipment and other liabilities line items, respectively.

ASU No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update require that premiums on callable debt securities be amortized to the first call date. This is a change from previous guidance, under which premiums are amortized to the maturity date of the security. The amendments became effective for annual and interim periods beginning after December 15, 2018. The Company recorded a cumulative effect adjustment as of the adoption date, January 1, 2019, resulting in a $50.8 million reduction to retained earnings, net of income tax.

ASU No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update are designed to permit hedge accounting to be applied to a broader range of hedging strategies as well as to more closely align hedge accounting and risk management objectives. Specific provisions include requiring changes in the fair value of a hedging instrument be recorded in the same income statement line as the hedged item when it affects earnings. In addition, after a hedge has initially qualified as an effective hedge the Update permits the use of a qualitative hedge effectiveness test in subsequent periods. The amendments in this Update became effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. At adoption, January 1, 2019, this standard did not have an impact on the Company’s operations or financial results.
Accounting Pronouncements Not Yet Adopted

ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments.
The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption, and assessing the impact this standard will have on its operations and financial results.

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

3.     SIGNIFICANT TRANSACTIONS
The Lincoln National Life Insurance Company

On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed its previously announced acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Master Transaction Agreement”), previously reported in our Current Report on Form 8-K filed on January 23, 2018, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of PLICO, entered into reinsurance agreements (the “Liberty Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Liberty Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price.

All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Liberty Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Liberty Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.

The terms of the Liberty Reinsurance Agreements resulted in an acquisition of the Life Business by the Company in accordance with ASC Topic 805, Business Combinations.

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

Fair Value as of May 1, 2018
(Dollars In Thousands)
ASSETS
Fixed maturities	$12,588,512
Mortgage loans	435,405
Policy loans	131,489
Total investments	13,155,406
Cash	38,456
Accrued investment income	152,030
Reinsurance receivables	272
Value of business acquired	338,303
Other assets	916
Total assets	13,685,383
LIABILITIES
Future policy benefits and claims	$11,748,942
Unearned premiums	—
Total policy liabilities and accruals	11,748,942
Annuity account balances	1,823,444
Other policyholders’ funds	41,936
Other liabilities	71,061
Total liabilities	13,685,383
NET ASSETS ACQUIRED	$—

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

Unaudited
For The Three Months Ended March 31, 2018
(Dollars In Thousands)
Revenue	$1,416,320
Net income	$112,869
Great-West Life & Annuity Insurance Company
On January 23, 2019, PLICO entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which PLICO will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”). Pursuant to the GWL&A Master Transaction Agreement, PLICO and PLAIC will enter into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers will cede to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. To support its obligations under the GWL&A Reinsurance Agreements, PLICO will establish trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC will establish a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by the Company.

The Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the GWL&A Reinsurance Agreements and related ancillary documents. The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties and covenants.

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
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) “AOCI”) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-ichi Life, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.
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

Summarized financial information for the Closed Block as of March 31, 2019, and December 31, 2018, is as follows:

	As of
	March 31, 2019	December 31, 2018
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,643,484	$5,679,732
Policyholder dividend obligation	11,803	—
Other liabilities	33,254	22,505
Total closed block liabilities	5,688,541	5,702,237
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,404,945	$4,257,437
Mortgage loans on real estate	75,062	75,838
Policy loans	666,270	672,213
Cash	115,204	116,225
Other assets	107,204	136,388
Total closed block assets	5,368,685	5,258,101
Excess of reported closed block liabilities over closed block assets	319,856	444,136
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $(118,670) and $(141,128); and net of income tax: $24,921 and $61,676	—	(120,528)
Future earnings to be recognized from closed block assets and closed block liabilities	$319,856	$323,608
Reconciliation of the policyholder dividend obligation is as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$—	$160,712
Applicable to net revenue (losses)	(10,655)	(11,712)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	22,458	(149,000)
Policyholder dividend obligation, end of period	$11,803	$—

Closed Block revenues and expenses were as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Revenues
Premiums and other income	$37,444	$39,612
Net investment income	51,128	50,543
Net investment gains	(454)	(237)
Total revenues	88,118	89,918
Benefits and other deductions
Benefits and settlement expenses	78,666	79,952
Other operating expenses	359	(319)
Total benefits and other deductions	79,025	79,633
Net revenues before income taxes	9,093	10,285
Income tax expense	1,910	2,160
Net revenues	$7,183	$8,125
5.     INVESTMENT OPERATIONS
Net realized gains (losses) are summarized as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Fixed maturities	$5,117	$2,783
Equity gains and losses	30,717	(8,786)
Modco trading portfolio	94,902	(84,709)
Other investments	(1,146)	3,113
Realized gains (losses) - all other investments	129,590	(87,599)
Realized gains (losses) - derivatives(1)	(119,671)	78,059
Realized investment gains (losses)	$9,919	$(9,540)

Net impairments losses recognized in earnings	$(3,142)	$(3,645)

(1) See Note 7, Derivative Financial Instruments

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Gross realized gains	$7,870	$8,049
Gross realized losses:
Impairment losses	$(3,142)	$(3,645)
Other realized losses	$(2,753)	$(5,267)
The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$648,891	$142,133
Gains realized	$7,870	$8,049

Securities in an unrealized loss position(1):
Fair value (proceeds)	$178,004	$56,984
Losses realized	$(2,753)	$(5,267)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset/liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$30,717	$(8,786)
Less: net gains (losses) recognized on equity securities sold during the period	$60	$(1,702)
Gains (losses) recognized during the period on equity securities still held	$30,657	$(7,084)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$3,880,305	$57,389	$(29,406)	$3,908,288	$—
Commercial mortgage-backed securities	2,363,988	17,199	(27,843)	2,353,344	—
Other asset-backed securities	1,359,813	18,421	(15,623)	1,362,611	—
U.S. government-related securities	1,439,136	2,382	(30,412)	1,411,106	—
Other government-related securities	523,701	12,343	(11,883)	524,161	—
States, municipals, and political subdivisions	3,632,880	84,040	(25,256)	3,691,664	1,021
Corporate securities	38,586,159	576,720	(1,213,985)	37,948,894	(18,719)
Redeemable preferred stocks	87,579	368	(4,124)	83,823	—
	51,873,561	768,862	(1,358,532)	51,283,891	(17,698)
Short-term investments	783,011	—	—	783,011	—
	$52,656,572	$768,862	$(1,358,532)	$52,066,902	$(17,698)

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$3,650,539	$23,247	$(62,196)	$3,611,590	$(18)
Commercial mortgage-backed securities	2,349,274	3,911	(58,101)	2,295,084	—
Other asset-backed securities	1,410,059	17,232	(35,398)	1,391,893	—
U.S. government-related securities	1,683,432	1,795	(45,722)	1,639,505	—
Other government-related securities	545,522	4,292	(33,850)	515,964	—
States, municipals, and political subdivisions	3,682,037	25,706	(118,902)	3,588,841	876
Corporate securities	38,634,888	112,992	(2,385,052)	36,362,828	(29,685)
Redeemable preferred stocks	94,362	—	(11,560)	82,802	—
	52,050,113	189,175	(2,750,781)	49,488,507	(28,827)
Short-term investments	776,357	—	—	776,357	—
	$52,826,470	$189,175	$(2,750,781)	$50,264,864	$(28,827)

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

     The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of March 31, 2019	As of December 31, 2018
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$213,259	$241,836
Commercial mortgage-backed securities	209,482	188,925
Other asset-backed securities	149,541	159,907
U.S. government-related securities	59,627	59,794
Other government-related securities	23,640	44,207
States, municipals, and political subdivisions	292,796	286,413
Corporate securities	1,533,256	1,423,833
Redeemable preferred stocks	11,860	11,277
	2,493,461	2,416,192
Equity securities	9,207	9,892
Short-term investments	34,631	30,926
	$2,537,299	$2,457,010
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of March 31, 2019, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$1,259,571	$1,257,644	$—	$—
Due after one year through five years	8,954,924	8,938,604	—	—
Due after five years through ten years	8,979,403	9,034,109	—	—
Due after ten years	32,679,663	32,053,534	2,607,356	2,594,441
	$51,873,561	$51,283,891	$2,607,356	$2,594,441
The chart below summarizes the Company’s other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	For The Three Months Ended March 31,
	2019	2018
	Fixed Maturities	Fixed Maturities
	(Dollars In Thousands)
Other-than-temporary impairments	$(1,295)	$(691)
Non-credit impairment losses recorded in other comprehensive income (loss)	(1,847)	(2,954)
Net impairment losses recognized in earnings	$(3,142)	$(3,645)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended March 31, 2019 and 2018.
     The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Beginning balance	$24,868	$3,268
Additions for newly impaired securities	751	—
Additions for previously impaired securities	2,347	—
Reductions for previously impaired securities due to a change in expected cash flows	(632)	(1,033)
Reductions for previously impaired securities that were sold in the current period	(119)	—
Ending balance	$27,215	$2,235
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$158,901	$(1,772)	$1,242,286	$(27,634)	$1,401,187	$(29,406)
Commercial mortgage-backed securities	52,747	(1,235)	1,478,365	(26,608)	1,531,112	(27,843)
Other asset-backed securities	531,548	(11,905)	192,201	(3,718)	723,749	(15,623)
U.S. government-related securities	43,977	(640)	1,045,717	(29,772)	1,089,694	(30,412)
Other government-related securities	51,767	(1,279)	198,112	(10,604)	249,879	(11,883)
States, municipals, and political subdivisions	60,555	(369)	911,555	(24,887)	972,110	(25,256)
Corporate securities	3,340,636	(136,453)	17,623,264	(1,077,532)	20,963,900	(1,213,985)
Redeemable preferred stocks	10,154	(3)	68,291	(4,121)	78,445	(4,124)
	$4,250,285	$(153,656)	$22,759,791	$(1,204,876)	$27,010,076	$(1,358,532)
Residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months of $27.6 million and $26.6 million as of March 31, 2019. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $3.7 million as of March 31, 2019. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $29.8 million and $10.6 million, respectively, as of March 31, 2019. These declines were related to changes in interest rates.
The states, municipals, and political subdivisions category had gross unrealized losses greater than twelve months of $24.9 million as of March 31, 2019. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
The corporate securities category had gross unrealized losses greater than twelve months of $1.1 billion as of March 31, 2019. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
     As of March 31, 2019, the Company had a total of 2,473 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,485,009	$(31,302)	$804,364	$(30,894)	$2,289,373	$(62,196)
Commercial mortgage-backed securities	422,438	(7,442)	1,429,384	(50,659)	1,851,822	(58,101)
Other asset-backed securities	687,271	(30,963)	148,871	(4,435)	836,142	(35,398)
U.S. government-related securities	130,290	(4,668)	1,085,654	(41,054)	1,215,944	(45,722)
Other government-related securities	226,201	(15,267)	131,569	(18,583)	357,770	(33,850)
States, municipals, and political subdivisions	1,004,262	(27,180)	1,129,152	(91,722)	2,133,414	(118,902)
Corporate securities	18,326,331	(970,553)	12,859,732	(1,414,499)	31,186,063	(2,385,052)
Redeemable preferred stocks	41,147	(4,467)	41,655	(7,093)	82,802	(11,560)
	$22,322,949	$(1,091,842)	$17,630,381	$(1,658,939)	$39,953,330	$(2,750,781)
     As of March 31, 2019, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $120.7 million of securities which were rated below investment grade. Approximately $264.2 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Fixed maturities	$1,557,829	$(884,219)

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of March 31, 2019 and December 31, 2018, are as follows:

As of March 31, 2019	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$764,356	$—	$(56,483)	$707,873	$—
Steel City, LLC	1,843,000	43,568	—	1,886,568	—
	$2,607,356	$43,568	$(56,483)	$2,594,441	$—

As of December 31, 2018	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$750,474	$—	$(81,657)	$668,817	$—
Steel City, LLC	1,883,000	—	(4,607)	1,878,393	—
	$2,633,474	$—	$(86,264)	$2,547,210	$—
During the three months ended March 31, 2019 and 2018, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $43.6 million of gross unrecognized holding gains and $56.5 million of gross unrecognized holding losses as of March 31, 2019. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities (“VIEs”). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
The Company’s held-to-maturity securities had $86.3 million of gross unrecognized holding losses as of December 31, 2018. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information.
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
Based on this analysis, the Company had an interest in two subsidiaries as of March 31, 2019 and December 31, 2018, Red Mountain, LLC (“Red Mountain”) and Steel City, LLC (“Steel City”), that were determined to be VIEs.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the “Red Mountain Note”) to Golden Gate V. For details of this transaction, see Note 11, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of March 31, 2019, no payments have been made or required related to this guarantee.
Steel City, a wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company ("Golden Gate"), in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 11, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of March 31, 2019, no payments have been made or required related to this guarantee.
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
a)    Quoted prices for similar assets or liabilities in active markets;
b)    Quoted prices for identical or similar assets or liabilities in non-active markets;
c)    Inputs other than quoted market prices that are observable; and

d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

•
Level 3:  Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own estimates about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$3,908,288	$—	$3,908,288
Commercial mortgage-backed securities	4	—	2,353,344	—	2,353,344
Other asset-backed securities	4	—	942,520	420,091	1,362,611
U.S. government-related securities	4	911,137	499,969	—	1,411,106
State, municipals, and political subdivisions	4	—	3,691,664	—	3,691,664
Other government-related securities	4	—	524,161	—	524,161
Corporate securities	4	—	37,300,286	648,608	37,948,894
Redeemable preferred stocks	4	66,650	17,173	—	83,823
Total fixed maturity securities - available-for-sale		977,787	49,237,405	1,068,699	51,283,891
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	213,259	—	213,259
Commercial mortgage-backed securities	3	—	209,482	—	209,482
Other asset-backed securities	3	—	83,057	66,484	149,541
U.S. government-related securities	3	26,880	32,747	—	59,627
State, municipals, and political subdivisions	3	—	292,796	—	292,796
Other government-related securities	3	—	23,640	—	23,640
Corporate securities	3	—	1,528,005	5,251	1,533,256
Redeemable preferred stocks	3	11,860	—	—	11,860
Total fixed maturity securities - trading		38,740	2,382,986	71,735	2,493,461
Total fixed maturity securities		1,016,527	51,620,391	1,140,434	53,777,352
Equity securities	3	555,009	37	64,394	619,440
Other long-term investments(1)	3 & 4	68,379	359,864	109,532	537,775
Short-term investments	3	722,906	94,736	—	817,642
Total investments		2,362,821	52,075,028	1,314,360	55,752,209
Cash	3	278,630	—	—	278,630
Other assets	3	32,510	—	—	32,510
Assets related to separate accounts
Variable annuity	3	12,737,450	—	—	12,737,450
Variable universal life	3	1,041,397	—	—	1,041,397
Total assets measured at fair value on a recurring basis		$16,452,808	$52,075,028	$1,314,360	$69,842,196
Liabilities:
Annuity account balances (2)	3	$—	$—	$74,613	$74,613
Other liabilities(1)	3 & 4	18,581	156,493	797,891	972,965
Total liabilities measured at fair value on a recurring basis		$18,581	$156,493	$872,504	$1,047,578

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
(3) Fair Value through Net Income
(4) Fair Value through Other Comprehensive Income (Loss)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$3,611,590	$—	$3,611,590
Commercial mortgage-backed securities	4	—	2,295,084	—	2,295,084
Other asset-backed securities	4	—	970,251	421,642	1,391,893
U.S. government-related securities	4	1,010,485	629,020	—	1,639,505
State, municipals, and political subdivisions	4	—	3,588,841	—	3,588,841
Other government-related securities	4	—	515,964	—	515,964
Corporate securities	4	—	35,724,552	638,276	36,362,828
Redeemable preferred stocks	4	65,536	17,266	—	82,802
Total fixed maturity securities - available-for-sale		1,076,021	47,352,568	1,059,918	49,488,507
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	241,836	—	241,836
Commercial mortgage-backed securities	3	—	188,925	—	188,925
Other asset-backed securities	3	—	133,851	26,056	159,907
U.S. government-related securities	3	27,453	32,341	—	59,794
State, municipals, and political subdivisions	3	—	286,413	—	286,413
Other government-related securities	3	—	44,207	—	44,207
Corporate securities	3	—	1,417,591	6,242	1,423,833
Redeemable preferred stocks	3	11,277	—	—	11,277
Total fixed maturity securities - trading		38,730	2,345,164	32,298	2,416,192
Total fixed maturity securities		1,114,751	49,697,732	1,092,216	51,904,699
Equity securities	3	531,523	36	64,325	595,884
Other long-term investments(1)	3&4	83,047	180,438	112,344	375,829
Short-term investments	3	730,067	77,216	—	807,283
Total investments		2,459,388	49,955,422	1,268,885	53,683,695
Cash	3	173,714	—	—	173,714
Other assets	3	29,257	—	—	29,257
Assets related to separate accounts
Variable annuity	3	12,288,919	—	—	12,288,919
Variable universal life	3	937,732	—	—	937,732
Total assets measured at fair value on a recurring basis		$15,889,010	$49,955,422	$1,268,885	$67,113,317
Liabilities:
Annuity account balances(2)	3	$—	$—	$76,119	$76,119
Other liabilities(1)	3&4	56,018	69,501	629,942	755,461
Total liabilities measured at fair value on a recurring basis		$56,018	$69,501	$706,061	$831,580

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
(3) Fair Value through Net Income
(4) Fair Value through Other Comprehensive Income (Loss)

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 93.5% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2019.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2019, the Company held $7.7 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of March 31, 2019, the Company held $486.6 million of Level 3 ABS, which included $420.1 million of other asset-backed securities classified as available-for-sale and $66.5 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be Level 3 measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of March 31, 2019, the Company classified approximately $43.9 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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

As of March 31, 2019, the Company classified approximately $653.9 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of March 31, 2019, the Company held approximately $64.4 million of equity securities classified as Level 2 and Level 3. Of this total, $63.4 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2019, 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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

The embedded derivatives are carried at fair value in other long-term investments and other liabilities on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as Realized investment gains (losses). Refer to Note 7, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.
The fair value of the guaranteed living withdrawal benefits (“GLWB”) embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table, with attained age factors varying from 87.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
The balance of the fixed indexed annuity (“FIA”) embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 2015 Ruark ALB mortality table, with attained age factors varying from 87% - 100% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.
The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables, with attained age factors varying from 37% - 577% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of March 31, 2019, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.3 billion and the statutory unrealized gain (loss) of the securities of $113.0 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of March 31, 2019 is $74.6 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$419,915	Liquidation	Liquidation value	$95.39 - $99.99 ($98.00)
		Discounted cash flow	Liquidity premium	0.04% - 1.27% (0.54%)
			Paydown rate	10.90% - 13.09% (11.97%)
Corporate securities	648,608	Discounted cash flow	Spread over treasury	0.92% - 3.87% (1.65%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$203,696	Actuarial cash flow model	Mortality	87% to 100% of
Ruark 2015 ALB table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-
time over-utilization of 400%
			Nonperformance risk	0.23% - 1.01%
Embedded derivative - FIA	264,430	Actuarial cash flow model	Expenses	$145 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	87% to 100% of Ruark 2015 ALB
table
			Lapse	1.0% - 30.0%, depending
on duration/surrender
charge period
Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.23% - 1.01%
Embedded derivative - IUL	112,814	Actuarial cash flow model	Mortality	37% - 577% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.23% - 1.01%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of March 31, 2019, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $72.7 million of financial instruments being classified as Level 3 as of March 31, 2019. Of the $72.7 million, $66.7 million are other asset-backed securities, $5.2 million are corporate securities, and $0.8 million are equity securities.
In certain cases, the Company has determined that book value materially approximates fair value. As of March 31, 2019, the Company held $63.6 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$421,458	Liquidation	Liquidation value	$85.75 - $99.99 ($95.36)
		Discounted Cash Flow	Liquidity premium	0.02% - 1.25% (0.64%)
			Paydown rate	10.96% - 13.11% (12.03%)
Corporate securities	631,068	Discounted cash flow	Spread over treasury	0.84% - 3.0% (1.84%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$184,071	Actuarial cash flow model	Mortality	87% to 100% of
Ruark 2015 ALB table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-
time over-utilization of 400%
			Nonperformance risk	0.21% - 1.16%
Embedded derivative - FIA	217,288	Actuarial cash flow model	Expenses	$145 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	87% to 100% of Ruark 2015 ALB
table
			Lapse	1.0% - 30.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.21% - 1.16%
Embedded derivative - IUL	90,231	Actuarial cash flow model	Mortality	37% - 577% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.21% - 1.16%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company had considered all reasonably available quantitative inputs as of December 31, 2018, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $40.4 million of financial instruments being classified as Level 3 as of December 31, 2018. Of the $40.4 million, $26.2 million are other asset-backed securities, $13.5 million are corporate securities, and $0.7 million are equity securities.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	421,642	446	8,147	(20)	(331)	—	(10,008)	—	—	—	215	420,091	—
Corporate securities	638,276	—	18,585	—	(3,012)	34,000	(28,773)	—	—	(10,095)	(373)	648,608	—
Total fixed maturity securities - available-for-sale	1,059,918	446	26,732	(20)	(3,343)	34,000	(38,781)	—	—	(10,095)	(158)	1,068,699	—
Fixed maturity securities - trading
Other asset-backed securities	26,056	3,196	—	(116)	—	15,463	(5,111)	—	—	27,064	(68)	66,484	5,330
Corporate securities	6,242	101	—	(31)	—	—	(1,036)	—	—	—	(25)	5,251	34
Total fixed maturity securities - trading	32,298	3,297	—	(147)	—	15,463	(6,147)	—	—	27,064	(93)	71,735	5,364
Total fixed maturity securities	1,092,216	3,743	26,732	(167)	(3,343)	49,463	(44,928)	—	—	16,969	(251)	1,140,434	5,364
Equity securities	64,325	82	—	(13)	—	—	—	—	—	—	—	64,394	69
Other long-term investments(1)	112,344	13,222	—	(16,034)	—	—	—	—	—	—	—	109,532	(2,812)
Total investments	1,268,885	17,047	26,732	(16,214)	(3,343)	49,463	(44,928)	—	—	16,969	(251)	1,314,360	2,621
Total assets measured at fair value on a recurring basis	$1,268,885	$17,047	$26,732	$(16,214)	$(3,343)	$49,463	$(44,928)	$—	$—	$16,969	$(251)	$1,314,360	$2,621
Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(326)	$—	$—	$—	$11	$1,843	$—	$—	$74,613	$—
Other liabilities(1)	629,942	11,670	—	(179,619)	—	—	—	—	—	—	—	797,891	(167,949)
Total liabilities measured at fair value on a recurring basis	$706,061	$11,670	$—	$(179,945)	$—	$—	$—	$11	$1,843	$—	$—	$872,504	$(167,949)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended March 31, 2019, there were $36.0 million of securities transferred into Level 3.
For the three months ended March 31, 2019, there were $19.0 million of securities transferred into Level 2 from Level 3.These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of March 31, 2019.
For the three months ended March 31, 2019, there were no transfers from Level 2 into Level 1.
For the three months ended March 31, 2019, there were no transfers from Level 1 into Level 2.

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
For the three months ended March 31, 2018, there were no transfers from Level 2 into Level 1.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		March 31, 2019		December 31, 2018
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$7,701,465	$7,624,622	$7,724,733	$7,447,702
Policy loans	3	1,677,442	1,677,442	1,695,886	1,695,886
Fixed maturities, held-to-maturity(1)	3	2,607,356	2,594,441	2,633,474	2,547,210
Liabilities:
Stable value product account balances	3	$5,527,816	$5,536,721	$5,234,731	$5,200,723
Future policy benefits and claims(2)	3	1,637,741	1,644,622	1,671,414	1,671,434
Other policyholders’ funds(3)	3	105,141	107,975	131,150	131,782
Debt:(4)
Bank borrowings	3	$—	$—	$—	$—
Senior Notes	2	1,080,878	1,076,623	1,100,508	1,065,338
Subordinated debentures	2	495,460	501,945	495,426	494,265
Subordinated funding obligations	3	110,000	99,026	110,000	95,476
Non-recourse funding obligations(5)	3	2,607,021	2,656,379	2,632,497	2,550,237

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain, LLC and Steel City, LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $2.8 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively.
(5) As of March 31, 2019, carrying amount of $2.5 billion and a fair value of $2.6 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2018, carrying amount of $2.6 billion and a fair value of $2.5 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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

Stable value product and other investment contract balances
The Company estimates the fair value of stable value product account balances and other investment contract balances (included in Future policy benefits and claims as well as Other policyholders’ funds line items on our consolidated condensed balance sheet) using models based on discounted expected cash flows. The discount rates used in the models are based on a current market rate for similar financial instruments.
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
Derivatives Related to Risk Mitigation of Certain Annuity Contracts
The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity (“VA”) contracts, fixed indexed annuities, and indexed universal life contracts:
•Foreign Currency Futures
•Variance Swaps
•Interest Rate Futures
•Equity Options
•Equity Futures
•Credit Derivatives
•Interest Rate Swaps
•Interest Rate Swaptions
•Volatility Futures
•Volatility Options
•Total Return Swaps
Accounting for Derivative Instruments
The Company records its derivative financial instruments in the consolidated balance sheet in other long-term investments and other liabilities in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in other comprehensive income (loss), depending upon whether it qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists.

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
The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in realized investment gains (losses).
Derivative Instruments Designated and Qualifying as Hedging Instruments
Cash-Flow Hedges

•
To hedge a fixed rate note denominated in a foreign currency, the Company entered into a fixed-to-fixed foreign currency swap in order to hedge the foreign currency exchange risk associated with the note. The cash flows received on the swap are identical to the cash flows paid on the note.

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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(6,022)	$(16,892)
Equity futures	29,738	(6,428)
Currency futures	2,244	(7,583)
Equity options	(71,695)	12,016
Interest rate swaptions	—	(14)
Interest rate swaps	74,861	(63,710)
Total return swaps	(40,027)	6,490
Embedded derivative - GLWB	(19,626)	56,292
Total derivatives related to VA contracts	(30,527)	(19,829)
Derivatives related to FIA contracts:
Embedded derivative	(38,814)	11,330
Equity futures	(429)	(161)
Equity options	42,050	(4,669)
Total derivatives related to FIA contracts	2,807	6,500
Derivatives related to IUL contracts:
Embedded derivative	(13,370)	9,884
Equity futures	171	136
Equity options	6,180	(1,250)
Total derivatives related to IUL contracts	(7,019)	8,770
Embedded derivative - Modco reinsurance treaties	(84,998)	82,658
Other derivatives	66	(40)
Total realized gains (losses) - derivatives	$(119,671)	$78,059

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
		(Dollars In Thousands)
For The Three Months Ended March 31, 2019
Foreign currency swaps	$(1,893)	$(207)	$—
Interest rate swaps	(595)	(71)	—
Total	$(2,488)	$(278)	$—

For The Three Months Ended March 31, 2018
Foreign currency swaps	$615	$(113)	$—
Total	$615	$(113)	$—
Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $1.0 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,583,000	$47,915	$1,515,500	$28,501
Total return swaps	562,658	2,292	138,070	3,971
Embedded derivative - Modco reinsurance treaties	39,878	38	585,294	7,072
Embedded derivative - GLWB	3,922,844	109,494	3,984,070	105,272
Interest rate futures	295,638	7,267	286,208	10,302
Equity futures	70,902	1,261	12,633	483
Currency futures	174,407	718	—	—
Equity options	6,061,873	368,624	5,624,081	220,092
Interest rate swaptions	—	—	—	—
Other	157	166	157	136
	$12,711,357	$537,775	$12,146,013	$375,829
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$350,000	$—
Foreign currency swaps	117,178	1,996	117,178	904
Derivatives not designated as hedging instruments:
Interest rate swaps	525,000	2,591	775,000	11,367
Total return swaps	54,342	276	768,177	23,054
Embedded derivative - Modco reinsurance treaties	2,325,352	107,457	1,795,287	32,828
Embedded derivative - GLWB	6,276,475	313,190	8,466,019	289,343
Embedded derivative - FIA	2,639,780	263,445	2,576,033	217,288
Embedded derivative - IUL	247,241	112,814	233,550	90,231
Interest rate futures	870,669	13,231	863,706	20,100
Equity futures	172,853	3,512	659,357	33,753
Currency futures	57,073	8	202,747	2,163
Equity options	4,161,969	153,460	4,199,687	34,178
Other	8,498	985	3,288	252
	$17,806,430	$972,965	$21,010,029	$755,461

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
Collateral received includes both cash and non-cash collateral.  Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral.  Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of March 31, 2019, the fair value of non-cash collateral received was $31.0 million. As of December 31, 2018, the fair value of non-cash collateral received was $45.0 million.

The tables below present the derivative instruments by assets and liabilities for the Company as of March 31, 2019:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$428,077	$—	$428,077	$165,785	$152,924	$109,368
Total derivatives, subject to a master netting arrangement or similar arrangement	428,077	—	428,077	165,785	152,924	109,368
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	38	—	38	—	—	38
Embedded derivative - GLWB	109,494	—	109,494	—	—	109,494
Other	166	—	166	—	—	166
Total derivatives, not subject to a master netting arrangement or similar arrangement	109,698	—	109,698	—	—	109,698
Total derivatives	537,775	—	537,775	165,785	152,924	219,066
Total Assets	$537,775	$—	$537,775	$165,785	$152,924	$219,066

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$175,074	$—	$175,074	$165,785	$9,289	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	175,074	—	175,074	165,785	9,289	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	107,457	—	107,457	—	—	107,457
Embedded derivative - GLWB	313,190	—	313,190	—	—	313,190
Embedded derivative - FIA	263,445	—	263,445	—	—	263,445
Embedded derivative - IUL	112,814	—	112,814	—	—	112,814
Other	985	—	985	—	—	985
Total derivatives, not subject to a master netting arrangement or similar arrangement	797,891	—	797,891	—	—	797,891
Total derivatives	972,965	—	972,965	165,785	9,289	797,891
Repurchase agreements(1)	89,275	—	89,275	—	—	89,275
Total Liabilities	$1,062,240	$—	$1,062,240	$165,785	$9,289	$887,166

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2018:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$263,349	$—	$263,349	$70,322	$99,199	$93,828
Total derivatives, subject to a master netting arrangement or similar arrangement	263,349	—	263,349	70,322	99,199	93,828
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	7,072	—	7,072	—	—	7,072
Embedded derivative - GLWB	105,272	—	105,272	—	—	105,272
Other	136	—	136	—	—	136
Total derivatives, not subject to a master netting arrangement or similar arrangement	112,480	—	112,480	—	—	112,480
Total derivatives	375,829	—	375,829	70,322	99,199	206,308
Total Assets	$375,829	$—	$375,829	$70,322	$99,199	$206,308

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$125,519	$—	$125,519	$70,322	$47,856	$7,341
Total derivatives, subject to a master netting arrangement or similar arrangement	125,519	—	125,519	70,322	47,856	7,341
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	32,828	—	32,828	—	—	32,828
Embedded derivative - GLWB	289,343	—	289,343	—	—	289,343
Embedded derivative - FIA	217,288	—	217,288	—	—	217,288
Embedded derivative - IUL	90,231	—	90,231	—	—	90,231
Other	252	—	252	—	—	252
Total derivatives, not subject to a master netting arrangement or similar arrangement	629,942	—	629,942	—	—	629,942
Total derivatives	755,461	—	755,461	70,322	47,856	637,283
Repurchase agreements(1)	418,090	—	418,090	—	—	418,090
Total Liabilities	$1,173,551	$—	$1,173,551	$70,322	$47,856	$1,055,373

(1) Borrowings under repurchase agreements are for a term less than 90 days.

9.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2019, the Company’s mortgage loan holdings were approximately $7.7 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2019, assuming the loans are called at their next call dates, approximately $77.7 million of principal would become due for the remainder of 2019, $837.4 million in 2020 through 2024 and $60.6 million in 2025 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2019 and December 31, 2018, approximately $727.8 million and $700.6 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2019 and 2018, the Company recognized $2.2 million and $7.3 million, respectively, of participating mortgage loan income.
As of March 31, 2019, the Company’s invested assets consisted of an immaterial amount of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended March 31, 2019, two mortgage loan transactions occurred that were accounted for as troubled debt restructurings as a result of granting concessions to a borrower. These concessions were each the result of an agreement between the creditor and the debtor and resulted in the Company accepting an amount less than the outstanding principal balance of $2.7 million in satisfaction of the borrower’s obligation. During the three months ended March 31, 2019, the Company did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. The Company did not identify any loans whose principal was permanently impaired during the three months ended March 31, 2019.
As of March 31, 2019 and December 31, 2018, the Company had an allowance for mortgage loan credit losses of $1.9 million and $1.3 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

	As of March 31, 2019	As of December 31, 2018
	(Dollars In Thousands)
Beginning balance	$1,296	$—
Charge offs	(350)	—
Recoveries	—	(209)
Provision	1,000	1,505
Ending balance	$1,946	$1,296
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

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of March 31, 2019	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$637	$—	$83	$720
Number of delinquent commercial mortgage loans	2	—	1	3

As of December 31, 2018
Commercial mortgage loans	$1,044	$—	$1,234	$2,278
Number of delinquent commercial mortgage loans	4	—	1	5

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of March 31, 2019
Commercial mortgage loans:
With no related allowance recorded	$83	$83	$—	$83	$—	$—
With an allowance recorded	$8,331	$8,196	$1,946	$4,165	$128	$156
As of December 31, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	$5,684	$5,309	$1,296	$1,895	$267	$293
     Mortgage loans that were modified in a troubled debt restructuring as of March 31, 2019 and December 31, 2018 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of March 31, 2019
Troubled debt restructuring:
Commercial mortgage loans	—	$—	$—

As of December 31, 2018
Troubled debt restructuring:
Commercial mortgage loans	1	$2,688	$1,742
10.    GOODWILL
The balance of goodwill for the Company as of March 31, 2019 was $825.5 million. There has been no change to goodwill during the three months ended March 31, 2019.
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
During the three months ended March 31, 2019, the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate.
11.    DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt
Debt and subordinated debt are summarized as follows:

	As of
	March 31, 2019		December 31, 2018
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Credit Facility	$—	$—	$—	$—
Capital lease obligation	2,794	2,794	1,319	1,319
7.375% Senior Notes (2009), due 2019	400,000	411,562	400,000	416,469
8.45% Senior Notes (2009), due 2039	180,719	273,713	190,044	288,547
4.30% Senior Notes (2018), due 2028	400,000	395,603	400,000	395,492
	$983,513	$1,083,672	$991,363	$1,101,827
Subordinated debt (year of issue):
5.35% Subordinated Debentures (2017), due 2052	$500,000	$495,460	$500,000	$495,426
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	55,000	55,000
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	55,000	55,000
	$610,000	$605,460	$610,000	$605,426
During the three months ended March 31, 2019, the Company repurchased and subsequently extinguished $14.1 million (par value - $9.3 million) of the Company’s 8.45% Senior Notes due 2039. These repurchases resulted in a $1.1 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.
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
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the "Credit Facility"). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2019. There was no outstanding balance as of March 31, 2019.

Non-Recourse Funding Obligations

Non-recourse funding obligations outstanding as of March 31, 2019, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,843,000	$1,843,000	2039	4.75%
Golden Gate II Captive Insurance Company	20,600	17,717	2052	5.60%
Golden Gate V Vermont Captive Insurance Company(2)(3)	685,000	743,981	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,323	2024	6.19%
Total	$2,549,691	$2,607,021

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
(3) Fixed rate obligations
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2019, the fair value of securities pledged under the repurchase program was $92.9 million, and the repurchase obligation of $89.3 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 254 basis points). During the three months ended March 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $473.3 million. The average daily balance was $203.1 million (at an average borrowing rate of 249 basis points) during the three months ended March 31, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million, and the repurchase obligation of $418.1 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 245 basis points). During 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.

Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis. As of March 31, 2019, securities with a fair value of $89.0 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of March 31, 2019, the fair value of the collateral related to this program was $94.7 million and the Company has an obligation to return $94.7 million of collateral to the securities borrowers.
The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of March 31, 2019 and December 31, 2018:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of March 31, 2019
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$83,512	$9,360	$—	$—	$92,872
Total repurchase agreements and repurchase-to-maturity transactions	83,512	9,360	—	—	92,872
Securities lending transactions
Corporate securities	87,234	—	—	—	87,234
Other government related securities	1,755	—	—	—	1,755
Total securities lending transactions	88,989	—	—	—	88,989
Total securities	$172,501	$9,360	$—	$—	$181,861

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2018
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$433,182	$18,713	$—	$—	$451,895
Mortgage loans	—	—	—	—	—
Total securities	$433,182	$18,713	$—	$—	$451,895

Securities lending transactions
Fixed maturity securities	$71,285	$—	$—	$—	$71,285
Equity securities	891	—	—	—	891
Total securities lending transactions	72,176	—	—	—	72,176
Total securities	$505,358	$18,713	$—	$—	$524,071
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
The Company leases administrative and marketing office space in approximately 17 cities (excluding the home office building), as well as various office equipment. Most leases have terms ranging from one year to ten years. Leases with an initial term of 12 months or less are not recorded on the consolidated condensed balance sheet. The Company accounts for lease components separately from non-lease components (e.g., common area maintenance). Certain of the Company’s lease agreements include options to renew at its discretion. Management has concluded, the Company is not reasonably certain to elect any of these renewal options. The Company will use the interest rates received on its funding agreement backed notes as the collateralized discount rate when calculating the present value of remaining lease payments when the rate implicit in the lease is unavailable. Additionally, the Company previously leased a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75 million. The building is recorded in property and equipment on the consolidated condensed balance sheet.

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

Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS.

As of March 31, 2019, the Company had outstanding claims receivable from SRUS of $13.4 million, and other exposures associated with reinsurance receivables of approximately $106.8 million and statutory reserve credit of approximately $127.2 million. The Company continues to monitor both the financial health of SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. However, management does not have access to current information about the assets or capital position of SRUS. Additionally, it is unclear how the rehabilitation process will proceed or whether or to what extent the ultimate outcome of the rehabilitation process will be unfavorable to the Company.

The Company considered whether the accrual of a loss contingency under FASB ASC Topic 450, Contingencies, was appropriate with respect to amounts receivable from SRUS for ceded claims and reserves as of March 31, 2019. Due to the lack of sufficient information to support an analysis of SRUS's financial condition as of March 31, 2019 and uncertainty regarding whether and to what extent the ultimate outcome of the rehabilitation process will result in an outcome unfavorable to the Company, management concluded that any possible impairment of its reinsurance receivables balance could not be reasonably estimated.

13.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the three months ended March 31, 2019 and 2018, are as follows:

	For The Three Months Ended March 31,
	2019		2018
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,114	$285	$3,441	$387
Interest cost on projected benefit obligation	2,778	371	2,397	359
Expected return on plan assets	(4,463)	—	(4,026)	—
Amortization of prior service cost	—		—	—
Amortization of actuarial loss	—	74	—	265
Total net periodic benefit costs	$1,429	$730	$1,812	$1,011
During the three months ended March 31, 2019, the Company did not make a contribution to its defined benefit pension plan. The Company will make contributions in future periods as necessary to at least satisfy minimum funding requirements, to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers. The Company may also make additional discretionary contributions in excess of the contribution amounts established by the current funding policy.

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2019 and December 31, 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2017	$25,874	$747	$(13,925)	$12,696
Other comprehensive income (loss) before reclassifications	(1,420,499)	(1,884)	(3,546)	(1,425,929)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(20,751)	—	—	(20,751)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	15,651	1,130	1,989	18,770
Cumulative effect adjustments	(10,552)	—	—	(10,552)
Balance, December 31, 2018	$(1,410,277)	$(7)	$(15,482)	$(1,425,766)
Other comprehensive income (loss) before reclassifications	1,136,331	(1,966)	—	1,134,365
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	8,792	—	—	8,792
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(1,560)	220	—	(1,340)
Cumulative effect adjustments	—	—	—	—
Balance, March 31, 2019	$(266,714)	$(1,753)	$(15,482)	$(283,949)

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  As of December 31, 2018 and March 31, 2019, net unrealized losses reported in AOCI were offset by $613.4 million and $199.1 million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three months ended March 31, 2019 and 2018.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Affected Line Item in the Condensed Consolidated
Gains/(losses) in net income:	Statements of Income	For The Three Months Ended March 31,
		2019	2018
		(Dollars In Thousands)
Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(278)	$(113)
	Tax (expense) benefit	58	24
		$(220)	$(89)

Unrealized gains and losses on available-for-sale securities	Realized investment gains (losses): All other investments	$5,117	$2,783
	Net impairment losses recognized in earnings	(3,142)	(3,645)
	Tax (expense) benefit	(415)	181
		$1,560	$(681)

(1) See Note 7, Derivative Financial Instruments for additional information.
15.    INCOME TAXES
The Company used its respective estimates for its annual 2019 and 2018 incomes in computing its effective income tax rates for the three months ended March 31, 2019 and 2018. The estimates of the annual 2019 and 2018 income excluded unrealized gains and losses on equity securities due to an inability to forecast future gains and losses. The effective tax rates for the three months ended March 31, 2019 and 2018, were 20.9% and 19.3% respectively.
There have been no material changes to the balance of unrecognized tax benefits, where the changes impact earnings, during the quarter ending March 31, 2019. The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.
In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Due to IRS adjustments to the Company's pre-2014 taxable income, the Company has amended certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.
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

•
The Asset Protection segment markets extended service contracts, guaranteed asset protection (“GAP”) products, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss.

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
There were no significant intersegment transactions during the three months ended March 31, 2019 and 2018.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Revenues
Life Marketing	$457,340	$434,916
Acquisitions	609,942	379,094
Annuities	139,217	150,713
Stable Value Products	59,579	53,868
Asset Protection	76,198	76,375
Corporate and Other	71,754	70,866
Total revenues	$1,414,030	$1,165,832
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$1,234	$(17,849)
Acquisitions	74,912	55,520
Annuities	54,216	40,531
Stable Value Products	22,239	29,080
Asset Protection	9,743	6,218
Corporate and Other	(19,674)	(20,679)
Pre-tax adjusted operating income	142,670	92,821
Realized (losses) gains on investments and derivatives	32,245	(1,023)
Income before income tax	174,915	91,798
Income tax expense	(36,631)	(17,686)
Net income	$138,284	$74,112

Pre-tax adjusted operating income	$142,670	$92,821
Adjusted operating income tax (expense) benefit	(29,859)	(18,044)
After-tax adjusted operating income	112,811	74,777
Realized (losses) gains on investments and derivatives	32,245	(1,023)
Income tax benefit (expense) on adjustments	(6,772)	358
Net income	$138,284	$74,112

Realized investment (losses) gains:
Derivative financial instruments	$(119,671)	$78,059
All other investments	129,590	(87,599)
Net impairment losses recognized in earnings	(3,142)	(3,645)
Less: related amortization(1)	(4,361)	9,156
Less: VA GLWB economic cost	(21,107)	(21,318)
Realized (losses) gains on investments and derivatives	$32,245	$(1,023)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of March 31, 2019
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$15,038,044	$31,805,017	$20,690,159	$5,401,470
DAC and VOBA	1,496,282	431,788	885,926	5,249
Other intangibles	258,010	32,776	153,452	7,222
Goodwill	215,254	23,862	343,247	113,924
Total assets	$17,007,590	$32,293,443	$22,072,784	$5,527,865

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,025,637	$14,088,375	$88,048,702
DAC and VOBA	167,441	—	2,986,686
Other intangibles	120,046	30,097	601,603
Goodwill	129,224	—	825,511
Total assets	$1,442,348	$14,118,472	$92,462,502

	Operating Segment Assets As of December 31, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,575,702	$31,859,520	$20,199,597	$5,107,334
DAC and VOBA	1,499,386	458,977	889,697	6,121
Other intangibles	262,758	31,975	156,785	7,389
Goodwill	215,254	23,862	343,247	113,924
Total assets	$16,553,100	$32,374,334	$21,589,326	$5,234,768

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,019,297	$12,715,208	$85,476,658
DAC and VOBA	168,973	—	3,023,154
Other intangibles	122,590	31,934	613,431
Goodwill	129,224	—	825,511
Total assets	$1,440,084	$12,747,142	$89,938,754

17.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to March 31, 2019, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2018, included in our most recent Annual Report on Form 10-K.
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
FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE
This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
IMPORTANT INVESTOR INFORMATION
We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. We are an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains our annual quarterly and current reports and other information filed electronically by the Company.
We make available through our website, http://www.protective.com, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC. We will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.
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

RECENT SIGNIFICANT TRANSACTIONS
Great-West Life & Annuity Insurance Company
On January 23, 2019, PLICO entered into a Master Transaction Agreement (the “ GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which PLICO will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”). Pursuant to the GWL&A Master Transaction Agreement, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), will enter into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers will cede to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. To support its obligations under the GWL&A Reinsurance Agreements, PLICO will establish trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC will establish a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by the Company.
The Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the GWL&A Reinsurance Agreements and related ancillary documents. The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties and covenants.

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
CRITICAL ACCOUNTING POLICIES
Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$1,234	$(17,849)
Acquisitions	74,912	55,520
Annuities	54,216	40,531
Stable Value Products	22,239	29,080
Asset Protection	9,743	6,218
Corporate and Other	(19,674)	(20,679)
Pre-tax adjusted operating income	142,670	92,821
Realized (losses) gains on investments and derivatives	32,245	(1,023)
Income before income tax	174,915	91,798
Income tax expense	(36,631)	(17,686)
Net income	$138,284	$74,112

Pre-tax adjusted operating income	$142,670	$92,821
Adjusted operating income tax (expense) benefit	(29,859)	(18,044)
After-tax adjusted operating income	112,811	74,777
Realized (losses) gains on investments and derivatives	32,245	(1,023)
Income tax benefit (expense) on adjustments	(6,772)	358
Net income	$138,284	$74,112

Realized investment (losses) gains:
Derivative financial instruments	$(119,671)	$78,059
All other investments	129,590	(87,599)
Net impairment losses recognized in earnings	(3,142)	(3,645)
Less: related amortization(1)	(4,361)	9,156
Less: VA GLWB economic cost	(21,107)	(21,318)
Realized (losses) gains on investments and derivatives	$32,245	$(1,023)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
Net income for the three months ended March 31, 2019 was $138.3 million, an increase of $64.2 million. Pre-tax adjusted operating income was $142.7 million, an increase of $49.8 million. The increase consisted of a $19.1 million increase in the Life Marketing segment, a $19.4 million increase in the Acquisitions segment, a $13.7 million increase in the Annuities segment, a $3.5 million increase in the Asset Protection segment, and a $1.0 million increase in the Corporate and Other segment. These increases were partially offset by a $6.8 million decrease in the Stable Value Products segment.
Net realized gains on investments and derivatives for the three months ended March 31, 2019 was $32.2 million as compared to net realized losses of $1.0 million for the three months ended March 31, 2018.

•
Life Marketing segment pre-tax adjusted operating income was $1.2 million for the three months ended March 31, 2019, representing an increase of $19.1 million from the three months ended March 31, 2018. The increase was primarily due to lower claims and higher premiums in the traditional life block. Traditional life claims were approximately $5.9 million lower for the three months ended March 31, 2019 when compared to three months ended March 31, 2018.

•
Acquisitions segment pre-tax adjusted operating income was $74.9 million for the three months ended March 31, 2019, an increase of $19.4 million as compared to the three months ended March 31, 2018, primarily due to the favorable impact of $19.8 million from the Liberty reinsurance transaction completed on May 1, 2018, partly offset by the expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $54.2 million for the three months ended March 31, 2019, as compared to $40.5 million for the three months ended March 31, 2018, an increase of $13.7 million, or 33.8%. This variance was primarily the result of favorable unlocking, increased interest spreads, and a favorable change in guaranteed benefit reserves, partially offset by a decline in variable annuity (“VA”) fee income. Segment results were positively impacted by $7.7 million of favorable unlocking for the three months ended March 31, 2019, as compared to $5.2 million of unfavorable unlocking for the three months ended March 31, 2018.

•
Stable Value segment pre-tax adjusted operating income was $22.2 million and decreased $6.8 million, or 23.5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in pre-tax adjusted operating income primarily resulted from lower participating mortgage income in addition to lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the three months ended March 31, 2019, was $0.8 million as compared to $6.9 million for the three months ended March 31, 2018. The adjusted operating spread, which excludes participating income, decreased by 30 basis points for the three months ended March 31, 2019, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $9.7 million, representing an increase of $3.5 million, or 56.7%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Earnings from the GAP product line increased $2.7 million due to lower loss ratios. Service contract earnings increased $0.5 million primarily due to higher investment income. The credit insurance product line increased $0.3 million primarily due to lower expenses.

•
The Corporate and Other segment pre-tax adjusted operating loss was $19.7 million for the three months ended March 31, 2019, as compared to a pre-tax adjusted operating loss of $20.7 million for the three months ended March 31, 2018. The decreased operating loss was primarily due to an increase in investment income due to higher invested asset balances, partially offset by increased interest expense.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$488,105	$487,950
Reinsurance ceded	(208,409)	(220,022)
Net premiums and policy fees	279,696	267,928
Net investment income	141,219	135,356
Other income	30,980	31,909
Total operating revenues	451,895	435,193
Realized investment gains (losses)	5,445	(277)
Total revenues	457,340	434,916
BENEFITS AND EXPENSES
Benefits and settlement expenses	369,096	361,151
Amortization of DAC/VOBA	32,019	31,654
Other operating expenses	49,546	60,237
Operating benefits and settlement expenses	450,661	453,042
Amortization related to benefits and settlement expenses	172	3,418
Amortization of DAC/VOBA related to realized gains (losses) - investments	1,348	(94)
Total benefits and expenses	452,181	456,366
INCOME (LOSS) BEFORE INCOME TAX	5,159	(21,450)
Less: realized gains (losses)	5,445	(277)
Less: amortization related to benefits and settlement expenses	(172)	(3,418)
Less: related amortization of DAC/VOBA	(1,348)	94
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$1,234	$(17,849)

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$14,145	$12,592
Universal life	28,097	29,759
	$42,242	$42,351
Sales By Distribution Channel
Traditional brokerage	$27,279	$33,810
Institutional	12,865	6,310
Direct	2,098	2,231
	$42,242	$42,351
Average Life Insurance In-force(2)
Traditional	$357,069,540	$345,308,377
Universal life	285,422,652	272,872,804
	$642,492,192	$618,181,181
Average Account Values
Universal life	$7,794,474	$7,716,915
Variable universal life	743,377	767,121
	$8,537,851	$8,484,036

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

Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Insurance companies:
First year commissions	$44,072	$48,352
Renewal commissions	9,928	9,829
First year ceding allowances	(171)	(132)
Renewal ceding allowances	(44,957)	(34,775)
General & administrative	55,484	55,865
Taxes, licenses, and fees	9,838	10,546
Other operating expenses incurred	74,194	89,685
Less: commissions, allowances & expenses capitalized	(57,582)	(63,163)
Other insurance company operating expenses	16,612	26,522
Distribution companies:
Commissions	23,713	23,353
Other operating expenses	9,221	10,362
Other distribution company operating expenses	32,934	33,715
Other operating expenses	$49,546	$60,237
For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating income was $1.2 million for the three months ended March 31, 2019, representing an increase of $19.1 million from the three months ended March 31, 2018. The increase was primarily due to lower claims and higher premiums in the traditional life block. Traditional life claims were approximately $5.9 million lower for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.
Operating revenues
Total operating revenues for the three months ended March 31, 2019, increased $16.7 million, or 3.8%, as compared to the three months ended March 31, 2018. This increase was driven by higher traditional life premiums for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. Additionally, investment income increased $5.9 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, driven by higher universal life investment income of $3.7 million, due to growth in reserves in the block, and higher distribution company investment income of $2.1 million.
Net premiums and policy fees
Net premiums and policy fees increased by $11.8 million, or 4.4%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to higher traditional life net premium for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.
Net investment income
Net investment income in the segment increased $5.9 million, or 4.3%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, driven by higher universal life investment income of $3.7 million, due to growth in reserves in the block, and higher distribution company investment income of $2.1 million.
Other income
Other income decreased $0.9 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 due to lower revenue in the segment’s non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $7.9 million, or 2.2%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, driven by an increase in universal life reserves, partly offset by unlocking.

For the three months ended March 31, 2019, universal life unlocking decreased policy benefits and settlement expenses $3.1 million, as compared to an increase of $3.8 million for the three months ended March 31, 2018.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $0.4 million, or 1.2%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to higher amortization mostly offset by unlocking in the universal life block. For the three months ended March 31, 2019, universal life unlocking decreased amortization $1.5 million, as compared to an increase of $4.2 million for the three months ended March 31, 2018.
Other operating expenses
Other operating expenses decreased $10.7 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This decrease was primarily driven by higher ceding allowances and lower commissions, offset by higher new business costs after capitalization.
Sales
Sales for the segment decreased $0.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to lower sales in the universal life block, offset by higher traditional life sales. The change between products was due to a shift in sales focus from a product within the universal life block to a new term life product.
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
Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(208,409)	$(220,022)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(168,095)	(233,138)
Amortization of DAC/VOBA	(1,165)	(1,323)
Other operating expenses(1)	(43,418)	(33,476)
Total benefits and expenses	(212,678)	(267,937)

NET IMPACT OF REINSURANCE	$4,269	$47,915

Allowances received	$(45,128)	$(34,908)
Less: Amount deferred	1,710	1,432
Allowances recognized (ceded other operating expenses)(1)	$(43,418)	$(33,476)
(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 265% to 308%. The Life Marketing segment’s reinsurance programs do not materially impact the other income line of our income statement.
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
For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
The lower ceded premium and policy fees for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was caused primarily by lower ceded traditional life premiums of $25.2 million, partially offset by higher universal life policy fees of $13.6 million.
Ceded benefits and settlement expenses were lower for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to lower ceded claims. Universal life and traditional life ceded claims were $5.4 million lower and $57.0 million lower, respectively, as compared to the three months ended March 31, 2018.
Ceded amortization of DAC and VOBA decreased slightly for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
Ceded other operating expenses increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a settlement in the prior year that reduced ceding allowances by approximately $6.2 million. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$323,372	$276,789
Reinsurance ceded	(60,932)	(77,652)
Net premiums and policy fees	262,440	199,137
Net investment income	324,511	183,597
Other income	3,768	3,589
Total operating revenues	590,719	386,323
Realized investment gains (losses)	19,223	(7,229)
Total revenues	609,942	379,094
BENEFITS AND EXPENSES
Benefits and settlement expenses	476,657	306,094
Amortization of VOBA	(1,470)	(1,174)
Other operating expenses	40,620	25,883
Operating benefits and expenses	515,807	330,803
Amortization related to benefits and settlement expenses	2,163	1,164
Amortization of VOBA related to realized gains (losses) - investments	394	(457)
Total benefits and expenses	518,364	331,510
INCOME BEFORE INCOME TAX	91,578	47,584
Less: realized gains (losses)	19,223	(7,229)
Less: amortization related to benefits and settlement expenses	(2,163)	(1,164)
Less: related amortization of VOBA	(394)	457
PRE-TAX ADJUSTED OPERATING INCOME	$74,912	$55,520

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$224,558,834	$218,130,008
Universal life	31,826,162	26,216,455
	$256,384,996	$244,346,463
Average Account Values
Universal life	$8,009,880	$4,160,089
Fixed annuity(2)	11,650,096	3,545,506
Variable annuity	1,067,411	1,205,383
	$20,727,387	$8,910,978
Interest Spread - Fixed Annuities
Net investment income yield	4.28%	4.14%
Interest credited to policyholders	3.55%	3.24%
Interest spread(3)	0.73%	0.90%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $74.9 million for the three months ended March 31, 2019, an increase of $19.4 million as compared to the three months ended March 31, 2018, primarily due to the favorable impact of $19.8 million from the Liberty reinsurance transaction completed on May 1, 2018, partly offset by the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees increased $63.3 million, or 31.8%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the premiums associated with the Liberty reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $140.9 million, or 76.8%, for the three months ended March 31, 2019, primarily due to the $144.3 million impact of the Liberty reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $186.9 million, or 56.4%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to the Liberty reinsurance transaction, which increased benefits and expenses $200.5 million. This was partly offset by the expected runoff of the in-force blocks of business.
Reinsurance
The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(60,932)	$(77,652)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(59,469)	(83,031)
Amortization of VOBA	(124)	(201)
Other operating expenses	(7,552)	(8,814)
Total benefits and expenses	(67,145)	(92,046)

NET IMPACT OF REINSURANCE(1)	$6,213	$14,394

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
The net impact of reinsurance was less favorable by $8.2 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to lower ceded benefits and expenses partly offset by lower ceded revenue. For the three months ended March 31, 2019, ceded revenues decreased by $16.7 million, while ceded benefits and expenses decreased by $24.9 million.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$33,430	$38,644
Reinsurance ceded	—	—
Net premiums and policy fees	33,430	38,644
Net investment income	93,202	82,009
Realized investment gains (losses)	(21,107)	(21,318)
Other income	38,728	43,430
Total operating revenues	144,253	142,765
Realized investment gains (losses)	(5,036)	7,948
Total revenues	139,217	150,713
BENEFITS AND EXPENSES
Benefits and settlement expenses	57,946	57,370
Amortization of DAC/VOBA	(6,197)	6,367
Other operating expenses	38,288	38,497
Operating benefits and expenses	90,037	102,234
Amortization related to benefits and settlement expenses	3,784	(77)
Amortization of DAC/VOBA related to realized gains (losses) - investments	(12,222)	5,202
Total benefits and expenses	81,599	107,359
INCOME BEFORE INCOME TAX	57,618	43,354
Less: realized investment gains (losses)	(5,036)	7,948
Less: amortization related to benefits and settlement expenses	(3,784)	77
Less: related amortization of DAC/VOBA	12,222	(5,202)
PRE-TAX ADJUSTED OPERATING INCOME	$54,216	$40,531

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$332,578	$418,642
Variable annuity	45,333	88,886
	$377,911	$507,528
Average Account Values		.
Fixed annuity(2)	$9,531,961	$8,580,851
Variable annuity	11,963,395	13,153,489
	$21,495,356	$21,734,340
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.78%	3.65%
Interest credited to policyholders	2.46	2.51
Interest spread	1.32%	1.14%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(6,022)	$(16,892)
Equity futures	29,738	(6,428)
Currency futures	2,244	(7,583)
Equity options	(71,695)	12,016
Interest rate swaptions	—	(14)
Interest rate swaps	74,861	(63,710)
Total return swaps	(40,027)	6,490
Embedded derivative - GLWB(1)	(19,626)	56,292
Total derivatives related to VA contracts	(30,527)	(19,829)
Derivatives related to FIA contracts:
Embedded derivative	(38,814)	11,330
Equity futures	(429)	(161)
Equity options	42,050	(4,669)
Total derivatives related to FIA contracts	2,807	6,500
Other	35	—
VA GLWB economic cost(2)	21,107	21,318
Realized gains (losses) - derivatives, net of economic cost	$(6,578)	$7,989

(1) Includes impact of nonperformance risk of $17.1 million and $19.5 million for the three months ended March 31, 2019 and 2018, respectively.
(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	March 31, 2019	December 31, 2018
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$107,875	$274,399
GMDB Reserves	35,865	39,240
GLWB and GMAB Reserves	203,696	184,071
Account value subject to GLWB rider	8,634,151	8,399,300
GLWB Benefit Base	10,198,754	10,265,545
GMAB Benefit Base	566	1,238
S&P 500® Index	2,834	2,507

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $54.2 million for the three months ended March 31, 2019, as compared to $40.5 million for the three months ended March 31, 2018, an increase of $13.7 million, or 33.8%. This variance was primarily the result of favorable unlocking, increased interest spreads, and a favorable change in guaranteed benefit reserves, partially offset by a decline in VA fee income. Segment results were positively impacted by $7.7 million of favorable unlocking for the three months ended March 31, 2019, as compared to $5.2 million of unfavorable unlocking for the three months ended March 31, 2018.
Operating revenues
Segment operating revenues increased $1.5 million, or 1.0%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to higher investment income, partially offset by lower VA fee income. The higher investment income related to growth in fixed account value and lower VA fee income related to a decline in variable account value. Average fixed account balances increased 11.1% and average variable account balances decreased 9.0% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased $0.6 million, or 1.0%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily the result of higher credited interest and unfavorable unlocking, partially offset by a favorable change in guaranteed benefit reserves. Included in benefits and settlement expenses was $1.4 million of unfavorable unlocking for the three months ended March 31, 2019, as compared to $0.1 million of unfavorable unlocking for the three months ended March 31, 2018.
Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $12.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The favorable change was primarily due to favorable unlocking. DAC and VOBA unlocking for the three months ended March 31, 2019, was $9.1 million favorable as compared to $5.1 million unfavorable for the three months ended March 31, 2018.

Other operating expenses

Other operating expenses decreased $0.2 million, or 0.5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Lower non-deferred commission expenses were partially offset by higher non-deferred acquisition expense and maintenance and overhead expense.
Sales
Total sales decreased $129.6 million, or 25.5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Sales of variable annuities decreased $43.6 million, or 49.0% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities decreased by $86.1 million, or 20.6%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a decrease in single premium deferred annuities (“SPDA”) sales.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Net investment income	$57,621	$53,893
Other income	—	178
Total operating revenues	57,621	54,071
Realized investment gains (losses)	1,958	(203)
Total revenues	59,579	53,868
BENEFITS AND EXPENSES
Benefits and settlement expenses	33,840	23,643
Amortization of DAC	873	730
Other operating expenses	669	618
Total benefits and expenses	35,382	24,991
INCOME BEFORE INCOME TAX	24,197	28,877
Less: realized gains (losses)	1,958	(203)
PRE-TAX ADJUSTED OPERATING INCOME	$22,239	$29,080
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Sales(1)
GIC	$—	$10,000
GFA	650,000	—
	$650,000	$10,000

Average Account Values	$5,453,739	$4,710,531
Ending Account Values	$5,527,816	$4,699,614

Operating Spread
Net investment income yield	4.22%	4.58%
Other income yield	—	0.02
Interest credited	2.48	2.01
Operating expenses	0.11	0.12
Operating spread	1.63%	2.47%

Adjusted operating spread(2)	1.57%	1.87%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $22.2 million and decreased $6.8 million, or 23.5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in pre-tax adjusted operating income primarily resulted from lower participating mortgage income in addition to lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the three months ended March 31, 2019, was $0.8 million as compared to $6.9 million for the three months ended March 31, 2018. The adjusted operating spread, which excludes participating income, decreased by 30 basis points for the three months ended March 31, 2019, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$82,177	$82,600
Reinsurance ceded	(48,920)	(47,744)
Net premiums and policy fees	33,257	34,856
Net investment income	8,206	6,969
Other income	34,735	34,550
Total operating revenues	76,198	76,375
BENEFITS AND EXPENSES
Benefits and settlement expenses	23,946	29,109
Amortization of DAC/VOBA	15,655	15,753
Other operating expenses	26,854	25,295
Total benefits and expenses	66,455	70,157
INCOME BEFORE INCOME TAX	9,743	6,218
Less: realized gains (losses)	—	—
PRE-TAX ADJUSTED OPERATING INCOME	$9,743	$6,218
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Sales(1)
Credit insurance	$2,280	$3,166
Service contracts	92,582	96,503
GAP	16,726	15,596
	$111,588	$115,265
Loss Ratios(2)
Credit insurance	26.2%	29.8%
Service contracts	56.2	54.4
GAP	120.2	139.2

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $9.7 million, representing an increase of $3.5 million, or 56.7%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Earnings from the GAP product line increased $2.7 million due to lower loss ratios. Service contract earnings increased $0.5 million primarily due to higher investment income. Earnings from the credit insurance product line increased $0.3 million primarily due to lower expenses.

Net premiums and policy fees
Net premiums and policy fees decreased $1.6 million, or 4.6%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. GAP premiums decreased $3.5 million and credit insurance premiums decreased $0.3 million as a result of lower sales. This was partly offset by an increase in service contract premiums of $2.2 million.
Other income
Other income increased $0.2 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Other income from the service contract line increased $0.7 million. Other income from the GAP product line decreased $0.5 million.
Benefits and settlement expenses
Benefits and settlement expenses decreased $5.2 million, or 17.7%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. GAP claims decreased $6.6 million due to lower volume and lower loss ratios. Credit insurance claims decreased $0.2 million due to lower loss ratios. Service contract claims increased $1.6 million due to higher volume and higher loss ratios.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA decreased $0.1 million and other operating expenses increased $1.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
Sales
Total segment sales decreased $3.7 million, or 3.2%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Service contract sales decreased $3.9 million primarily due to lower volume resulting from the impact of previous price increases. Credit insurance sales decreased $0.9 million due to decreasing demand for the product. GAP sales increased $1.1 million.
Reinsurance
The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit the segment’s exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve the Asset Protection segment from obligations to policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies, to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(48,920)	$(47,744)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(21,139)	(19,990)
Amortization of DAC/VOBA	(981)	(1,032)
Other operating expenses	(299)	(799)
Total benefits and expenses	(22,419)	(21,821)
NET IMPACT OF REINSURANCE(1)	$(26,501)	$(25,923)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
Reinsurance premiums ceded increased $1.2 million, or 2.5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in ceded service contract premiums somewhat offset by a decrease in ceded credit insurance premiums.
Benefits and settlement expenses ceded increased $1.1 million, or 5.7%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to higher ceded losses in the service contract product line.
Amortization of DAC and VOBA ceded decreased $0.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, as the result of changes in ceded activity in all product lines. Other operating expenses ceded decreased $0.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, as a result of changes in ceded activity in all product lines.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact has not been quantified as it is not reflected in the consolidated financial statements.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,244	$3,183
Reinsurance ceded	(116)	(5)
Net premiums and policy fees	3,128	3,178
Net investment income	61,165	59,039
Other income	1,167	755
Total operating revenues	65,460	62,972
Realized investment gains (losses)	6,294	7,894
Total revenues	71,754	70,866
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,162	4,930
Amortization of DAC/VOBA	—	—
Other operating expenses	79,972	78,721
Total benefits and expenses	85,134	83,651
INCOME (LOSS) BEFORE INCOME TAX	(13,380)	(12,785)
Less: realized investment gains (losses)	6,294	7,894
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(19,674)	$(20,679)
For The Three Months Ended March 31, 2019, as compared to The Three Months Ended March 31, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $19.7 million for the three months ended March 31, 2019, as compared to a pre-tax adjusted operating loss of $20.7 million for the three months ended March 31, 2018. The decreased operating loss was primarily due to an increase in investment income due to higher invested asset balances, partially offset by increased interest expense.
Operating revenues
Net investment income for the segment increased $2.1 million, or 3.6%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in invested asset balances.
Total benefits and expenses
Total benefits and expenses increased $1.5 million or 1.8%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to increases in interest expense and corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of March 31, 2019, our investment portfolio was approximately $68.1 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $51.3 billion, or 91.0%, of our fixed maturities as “available-for-sale” as of March 31, 2019. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.5 billion, or 4.4%, of our fixed maturities and $34.6 million of short-term investments as of March 31, 2019. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.6 billion, or 4.6%, of our fixed maturities as “held-to-maturity” as of March 31, 2019. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	March 31, 2019		December 31, 2018
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2019 - $39,844,482; 2018 - $40,496,617)	$39,262,915	57.7%	$38,346,708	58.1%
Privately issued bonds (amortized cost: 2019 - $17,030,458; 2018 - $16,497,523)	17,026,110	25.0	16,097,386	24.3
Redeemable preferred stocks (amortized cost: 2019 - $99,438; 2018 - $105,639)	95,683	0.1	94,079	0.1
Fixed maturities	56,384,708	82.8%	54,538,173	82.5%
Equity securities (cost: 2019 - $619,483; 2018 - $627,087)	619,440	0.9	595,884	0.9
Mortgage loans	7,701,465	11.3	7,724,733	11.7
Investment real estate	6,478	—	6,816	—
Policy loans	1,677,442	2.5	1,695,886	2.6
Other long-term investments	853,117	1.3	759,354	1.1
Short-term investments	817,642	1.2	807,283	1.2
Total investments	$68,060,292	100.0%	$66,128,129	100.0%
Included in the preceding table are $2.5 billion and $2.4 billion of fixed maturities and $34.6 million and $30.9 million of short-term investments classified as trading securities as of March 31, 2019 and December 31, 2018, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.6 billion and $2.6 billion of securities classified as held-to-maturity as of March 31, 2019 and December 31, 2018, respectively.

Fixed Maturity Investments
As of March 31, 2019, our fixed maturity investment holdings were approximately $56.4 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2019		December 31, 2018
	(Dollars In Thousands)
AAA	$7,134,040	12.7%	$6,822,118	12.5%
AA	6,281,009	11.1	6,219,579	11.4
A	18,622,551	33.0	17,694,697	32.4
BBB	20,004,167	35.5	19,455,634	35.7
Below investment grade	1,735,585	3.1	1,712,671	3.2
Not rated(1)	2,607,356	4.6	2,633,474	4.8
	$56,384,708	100.0%	$54,538,173	100.0%

(1) Our “not rated” securities are $2.6 billion or 4.6% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIEs”) and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2019	December 31, 2018
	(Dollars In Thousands)
Corporate securities	$39,482,150	$37,786,661
Residential mortgage-backed securities	4,121,547	3,853,426
Commercial mortgage-backed securities	2,562,826	2,484,009
Other asset-backed securities	1,512,152	1,551,800
U.S. government-related securities	1,470,733	1,699,299
Other government-related securities	547,801	560,171
States, municipals, and political subdivisions	3,984,460	3,875,254
Redeemable preferred stocks	95,683	94,079
Securities issued by affiliates	2,607,356	2,633,474
Total fixed income portfolio	$56,384,708	$54,538,173

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	As of March 31, 2019	% Fair Value	As of December 31, 2018	% Fair Value
	(Dollars In Thousands)
Banking	$5,644,232	9.9%	$5,260,725	9.6%
Other finance	258,291	0.5	255,445	0.5
Electric utility	4,575,169	8.1	4,550,917	8.3
Energy	4,216,909	7.5	4,064,340	7.5
Natural gas	868,404	1.5	829,685	1.5
Insurance	4,157,172	7.4	3,916,905	7.2
Communications	2,144,609	3.8	2,086,592	3.8
Basic industrial	1,834,718	3.3	1,744,853	3.2
Consumer noncyclical	5,425,813	9.6	5,217,111	9.6
Consumer cyclical	1,948,226	3.5	1,850,868	3.4
Finance companies	200,977	0.4	192,074	0.4
Capital goods	2,796,061	5.0	2,711,728	5.0
Transportation	1,738,054	3.1	1,669,627	3.1
Other industrial	419,027	0.7	382,138	0.7
Brokerage	1,119,106	2.0	999,554	1.8
Technology	1,998,238	3.5	1,908,823	3.5
Real estate	199,169	0.4	206,795	0.4
Other utility	33,658	—	32,560	0.1
Commercial mortgage-backed securities	2,562,826	4.5	2,484,009	4.6
Other asset-backed securities	1,512,152	2.7	1,551,800	2.8
Residential mortgage-backed non-agency securities	3,297,336	5.8	3,017,064	5.5
Residential mortgage-backed agency securities	824,211	1.5	836,362	1.5
U.S. government-related securities	1,470,733	2.6	1,699,299	3.1
Other government-related securities	547,801	1.0	560,171	1.0
State, municipals, and political divisions	3,984,460	7.1	3,875,254	7.1
Securities issued by affiliates	2,607,356	4.6	2,633,474	4.8
Total	$56,384,708	100.0%	$54,538,173	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2019	December 31, 2018
	(Dollars In Thousands)
AAA	$289,694	$301,155
AA	283,482	299,438
A	844,782	798,691
BBB	954,762	872,613
Below investment grade	120,741	144,295
	$2,493,461	$2,416,192

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2019, were approximately $8.2 billion. Mortgage-

backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$3,216.8	$3,187.8	$—	$—	$1,451.4	$1,456.0	$513.2	$507.4	$5,181.4	$5,151.2
AA	2.7	2.7	0.2	0.2	541.1	548.7	170.1	166.4	714.1	718.0
A	826.1	827.3	11.2	11.2	513.5	512.0	686.0	692.0	2,036.8	2,042.5
BBB	3.1	3.1	3.0	3.0	56.8	56.8	103.1	102.9	166.0	165.8
Below	17.2	17.2	41.2	41.2	—	—	39.8	40.6	98.2	99.0
	$4,065.9	$4,038.1	$55.6	$55.6	$2,562.8	$2,573.5	$1,512.2	$1,509.3	$8,196.5	$8,176.5

Rating %
AAA	79.1%	78.9%	—%	—%	56.7%	56.6%	33.9%	33.6%	63.2%	63.0%
AA	0.1	0.1	0.4	0.4	21.1	21.3	11.3	11.0	8.7	8.8
A	20.3	20.5	20.0	20.0	20.0	19.9	45.4	45.9	24.9	25.0
BBB	0.1	0.1	5.4	5.4	2.2	2.2	6.8	6.8	2.0	2.0
Below	0.4	0.4	74.2	74.2	—	—	2.6	2.7	1.2	1.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2015 and prior	$1,719.4	$1,712.1	$55.6	$55.6	$1,818.6	$1,824.4	$776.9	$769.8	$4,370.5	$4,361.9
2016	346.2	346.8	—	—	451.8	460.2	184.0	184.8	982.0	991.8
2017	691.3	698.1	—	—	127.0	127.8	416.1	418.7	1,234.4	1,244.6
2018	1,079.6	1,055.7	—	—	142.7	138.7	126.3	127.1	1,348.6	1,321.5
2019	229.4	225.4	—	—	22.7	22.4	8.9	8.9	261.0	256.7
Total	$4,065.9	$4,038.1	$55.6	$55.6	$2,562.8	$2,573.5	$1,512.2	$1,509.3	$8,196.5	$8,176.5

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,900.5	$2,930.7	$—	$—	$1,398.8	$1,427.2	$533.3	$536.3	$4,832.6	$4,894.2
AA	2.9	2.9	0.2	0.2	543.1	562.7	209.8	207.2	756.0	773.0
A	837.9	846.6	19.0	19.0	503.5	509.9	671.1	687.5	2,031.5	2,063.0
BBB	3.7	3.7	3.1	3.1	38.6	38.5	99.5	100.4	144.9	145.7
Below	22.4	22.4	63.7	63.7	—	—	38.1	38.6	124.2	124.7
	$3,767.4	$3,806.3	$86.0	$86.0	$2,484.0	$2,538.3	$1,551.8	$1,570.0	$7,889.2	$8,000.6

Rating %
AAA	77.0%	77.0%	—%	—%	56.2%	56.2%	34.4%	34.1%	61.3%	61.1%
AA	0.1	0.1	0.3	0.3	21.9	22.2	13.5	13.2	9.6	9.7
A	22.2	22.2	22.1	22.1	20.3	20.1	43.2	43.8	25.7	25.8
BBB	0.1	0.1	3.6	3.6	1.6	1.5	6.4	6.4	1.8	1.8
Below	0.6	0.6	74.0	74.0	—	—	2.5	2.5	1.6	1.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,114.3	$1,121.7	$86.0	$86.0	$1,510.6	$1,538.9	$729.0	$730.7	$3,439.9	$3,477.3
2015	579.1	586.5	—	—	298.7	303.1	64.4	66.2	942.2	955.8
2016	340.6	348.2	—	—	441.0	460.1	227.5	230.0	1,009.1	1,038.3
2017	666.6	689.1	—	—	123.0	126.4	406.1	415.5	1,195.7	1,231.0
2018	1,066.8	1,060.8	—	—	110.7	109.8	124.8	127.6	1,302.3	1,298.2
Total	$3,767.4	$3,806.3	$86.0	$86.0	$2,484.0	$2,538.3	$1,551.8	$1,570.0	$7,889.2	$8,000.6

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of March 31, 2019, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 13.91 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2019:

Weighted-Average
Non-agency portfolio	Life
Prime	13.94
Alt-A	3.64
Sub-prime	1.77
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2019, our mortgage loan holdings were approximately $7.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2019, assuming the loans are called at their next call dates, approximately $77.7 million of principal would become due for the remainder of 2019, $837.4 million in 2020 through 2024, and $60.6 million in 2025 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2019 and December 31, 2018, approximately $727.8 million and $700.6 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2019 and 2018, we recognized $2.2 million, and $7.3 million, respectively, of participating mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of March 31, 2019	As of December 31, 2018
	(Dollars In Thousands)
Total number of loans	1,709	1,732
Total amortized cost	7,701,465	7,724,733
Total unpaid principal balance	7,588,296	7,602,389
Current allowance for loan losses	(1,946)	(1,296)
Average loan size	4,440	4,389

Weighted-average amortization	22.5 years	22.5 years
Weighted-average coupon	4.60%	4.60%
Weighted-average LTV	55.39%	55.39%
Weighted-average debt coverage ratio	1.55	1.55

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2019 and December 31, 2018, there were allowance for mortgage loan credit losses of $1.9 million and $1.3 million, respectively.
While our mortgage loans do not have quoted market values, as of March 31, 2019, we estimated the fair value of our mortgage loans to be $7.6 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 1.0% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of March 31, 2019, our invested assets consisted of an immaterial amount of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended March 31, 2019, two mortgage loan transactions occurred that were accounted for as troubled debt restructurings as a result of granting concessions to a borrower. These concessions were each the result of an agreement between the creditor and the debtor and resulted in the company accepting an amount less than the outstanding principal balance of $2.7 million in satisfaction of the borrowers’ obligation. During the three months ended March 31, 2019, we did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. We did not identify any loans whose principal was permanently impaired during the three months ended March 31, 2019.
It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.
Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2019, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $589.7 million, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of March 31, 2019, and an overall net unrealized loss of $2.6 billion as of December 31, 2018.
For fixed maturity securities held that are in an unrealized loss position as of March 31, 2019, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$582,337	2.2%	$591,639	2.2%	$(9,302)	0.8%
>90 days but <= 180 days	873,608	3.2	895,513	3.2	(21,905)	1.6
>180 days but <= 270 days	1,282,406	4.7	1,345,343	4.7	(62,937)	4.6
>270 days but <= 1 year	1,511,935	5.6	1,571,445	5.5	(59,510)	4.4
>1 year but <= 2 years	10,575,701	39.2	10,864,140	38.3	(288,439)	21.2
>2 years but <= 3 years	5,634,974	20.9	5,900,356	20.8	(265,382)	19.5
>3 years but <= 4 years	409,129	1.5	463,363	1.6	(54,234)	4.0
>4 years but <= 5 years	6,139,986	22.7	6,736,809	23.7	(596,823)	43.9
>5 years	—	—	—	—	—	—
Total	$27,010,076	100.0%	$28,368,608	100.0%	$(1,358,532)	100.0%
The range of maturity dates for securities in an unrealized loss position as of March 31, 2019, varies, with 23.6% maturing in less than 5 years, 12.7% maturing between 5 and 10 years, and 63.7% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2019:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$14,878,062	55.0%	$15,376,778	54.2%	$(498,716)	36.7%
BBB	11,168,913	41.4	11,883,517	41.9	(714,604)	52.6
Investment grade	26,046,975	96.4%	27,260,295	96.1%	(1,213,320)	89.3%
BB	561,208	2.1	616,946	2.2	(55,738)	4.1
B	181,623	0.7	225,106	0.8	(43,483)	3.2
CCC or lower	220,270	0.8	266,261	0.9	(45,991)	3.4
Below investment grade	963,101	3.6%	1,108,313	3.9%	(145,212)	10.7%
Total	$27,010,076	100.0%	$28,368,608	100.0%	$(1,358,532)	100.0%
As of March 31, 2019, the Barclays Investment Grade Index was priced at 113.6 bps versus a 10 year average of 145.6 bps. Similarly, the Barclays High Yield Index was priced at 414.4 bps versus a 10 year average of 556.7 bps. As of March 31, 2019, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.2%, 2.4%, and 2.8%, as compared to 10 year averages of 1.7%, 2.5%, and 3.3, respectively.
As of March 31, 2019, 89.3% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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

As of March 31, 2019, we held a total of 2,473 positions that were in an unrealized loss position. Included in that amount were 124 positions of below investment grade securities with a fair value of $963.1 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $145.2 million, $135.1 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.4% of invested assets.
As of March 31, 2019, securities in an unrealized loss position that were rated as below investment grade represented 3.6% of the total fair value and 10.7% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2019:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$38,364	4.0%	$39,849	3.5%	$(1,485)	0.9%
>90 days but <= 180 days	36,015	3.7	37,136	3.4	(1,121)	0.8
>180 days but <= 270 days	22,708	2.4	25,223	2.3	(2,515)	1.7
>270 days but <= 1 year	102,273	10.6	107,299	9.7	(5,026)	3.5
>1 year but <= 2 years	292,485	30.4	317,745	28.7	(25,260)	17.4
>2 years but <= 3 years	116,937	12.1	132,155	11.9	(15,218)	10.5
>3 years but <= 4 years	135,805	14.1	169,294	15.3	(33,489)	23.1
>4 years but <= 5 years	218,514	22.7	279,612	25.2	(61,098)	42.1
>5 years	—		—		—	—
Total	$963,101	100.0%	$1,108,313	100.0%	$(145,212)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2019, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$2,521,199	9.3%	$2,574,714	9.2%	$(53,515)	4.1%
Other finance	42,713	0.2	46,607	0.2	(3,894)	0.3
Electric utility	3,249,579	12.0	3,469,184	12.2	(219,605)	16.2
Energy	1,915,476	7.1	2,042,988	7.2	(127,512)	9.4
Natural gas	599,048	2.2	633,563	2.2	(34,515)	2.5
Insurance	2,731,458	10.1	2,874,364	10.1	(142,906)	10.5
Communications	1,275,030	4.7	1,380,615	4.9	(105,585)	7.8
Basic industrial	800,044	3.0	856,303	3.0	(56,259)	4.1
Consumer noncyclical	2,849,123	10.5	3,076,653	10.8	(227,530)	16.7
Consumer cyclical	952,356	3.5	1,009,022	3.6	(56,666)	4.2
Finance companies	52,618	0.2	57,018	0.2	(4,400)	0.3
Capital goods	1,564,445	5.8	1,636,488	5.8	(72,043)	5.3
Transportation	933,789	3.5	985,418	3.5	(51,629)	3.8
Other industrial	171,689	0.6	177,479	0.6	(5,790)	0.4
Brokerage	587,578	2.2	607,885	2.1	(20,307)	1.5
Technology	757,863	2.8	792,719	2.8	(34,856)	2.6
Real estate	23,753	0.1	23,868	0.1	(115)	—
Other utility	14,583	0.1	15,565	0.1	(982)	0.1
Commercial mortgage-backed securities	1,531,112	5.7	1,558,955	5.5	(27,843)	2.0
Other asset-backed securities	723,749	2.7	739,372	2.6	(15,623)	1.1
Residential mortgage-backed non-agency securities	969,284	3.6	991,514	3.5	(22,230)	1.6
Residential mortgage-backed agency securities	431,904	1.6	439,080	1.5	(7,176)	0.5
U.S. government-related securities	1,089,694	4.0	1,120,106	3.9	(30,412)	2.2
Other government-related securities	249,879	0.9	261,762	0.9	(11,883)	0.9
States, municipals, and political divisions	972,110	3.6	997,366	3.5	(25,256)	1.9
Total	$27,010,076	100.0%	$28,368,608	100.0%	$(1,358,532)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2018, is presented in the following table:

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2019:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$6,844,345	13.3%
AA	5,997,527	11.7
A	17,777,769	34.7
BBB	19,049,406	37.1
Investment grade	49,669,047	96.8
BB	1,088,982	2.1
B	257,388	0.5
CCC or lower	268,474	0.6
Below investment grade	1,614,844	3.2
Total	$51,283,891	100.0%
Not included in the table above are $2.4 billion of investment grade and $120.7 million of below investment grade fixed maturities classified as trading securities and $2.6 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2019. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2019:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Federal Home Loan Bank	$327.3	$—	$327.3
Berkshire Hathaway Inc	249.3	—	249.3
AT&T Inc	248.4	—	248.4
Comcast Corp	232.6	—	232.6
Duke Energy Corp	230.0	—	230.0
UnitedHealth Group Inc	229.0	—	229.0
Wells Fargo & Co	220.3	—	220.3
JPMorgan Chase & Co	215.7	1.6	217.3
HSBC Holdings Plc	216.8	0.5	217.3
Exelon Corp	215.7	—	215.7
Total	$2,385.1	$2.1	$2,387.2
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2019, we recognized approximately $3.1 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2019. As of March 31, 2019, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$862.3	$1,033.3	$1,895.6
France	358.8	412.8	771.6
Netherlands	304.0	294.8	598.8
Germany	117.8	467.2	585.0
Switzerland	345.7	196.9	542.6
Spain	82.5	308.4	390.9
Belgium	—	176.2	176.2
Norway	4.1	145.1	149.2
Finland	146.5	—	146.5
Ireland	44.6	87.5	132.1
Italy	10.7	117.7	128.4
Luxembourg	—	68.4	68.4
Sweden	39.8	20.1	59.9
Denmark	38.4	—	38.4
Portugal	—	23.1	23.1
Total securities	2,355.2	3,351.5	5,706.7
Derivatives:
Germany	23.8	—	23.8
United Kingdom	17.9	—	17.9
Switzerland	7.3	—	7.3
France	1.1	—	1.1
Total derivatives	50.1	—	50.1
Total securities	$2,405.3	$3,351.5	$5,756.8

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Fixed maturity gains - sales	$7,870	$8,049
Fixed maturity losses - sales	(2,753)	(5,266)
Equity gains and losses	30,717	(8,786)
Impairments on fixed maturity securities	(3,142)	(3,645)
Impairments on equity securities	—	—
Modco trading portfolio	94,902	(84,709)
Other	(1,146)	3,113
Total realized gains (losses) - investments	126,448	(91,244)
Derivatives related to VA contracts:
Interest rate futures	(6,022)	(16,892)
Equity futures	29,738	(6,428)
Currency futures	2,244	(7,583)
Equity options	(71,695)	12,016
Interest rate swaptions	—	(14)
Interest rate swaps	74,861	(63,710)
Total return swaps	(40,027)	6,490
Embedded derivative - GLWB	(19,626)	56,292
Total derivatives related to VA contracts	(30,527)	(19,829)
Derivatives related to FIA contracts:
Embedded derivative	(38,814)	11,330
Equity futures	(429)	(161)
Equity options	42,050	(4,669)
Total derivatives related to FIA contracts	2,807	6,500
Derivatives related to IUL contracts:
Embedded derivative	(13,370)	9,884
Equity futures	171	136
Equity options	6,180	(1,250)
Total derivatives related to IUL contracts	(7,019)	8,770
Embedded derivative - Modco reinsurance treaties	(84,998)	82,658
Other derivatives	66	(40)
Total realized gains (losses) - derivatives	(119,671)	78,059
Total realized investment gains (losses)	$6,777	$(13,185)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three months ended March 31, 2019, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

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

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Other MBS	$(43)	$(31)
Corporate securities	(3,099)	(3,614)
Equities	—	—
Other	—	—
Total	$(3,142)	$(3,645)
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2019, we sold securities in an unrealized loss position with a fair value of $178.0 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$160,870	90.4%	$(1,920)	69.7%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	17,134	9.6	(833)	30.3
Total	$178,004	100.0%	$(2,753)	100.0%
     For the three months ended March 31, 2019, we sold securities in an unrealized loss position with a fair value (proceeds) of $178.0 million. The loss realized on the sale of these securities was $2.8 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the three months ended March 31, 2019, we sold securities in an unrealized gain position with a fair value of $648.9 million. The gain realized on the sale of these securities was $7.9 million.
For the three months ended March 31, 2019, net gains of $94.9 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $1.4 million of gains were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $85.0 million during the three months ended March 31, 2019. The losses on the embedded derivative were due to treasury yields decreasing and credit spreads tightening.
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
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three months ended March 31, 2019, we experienced net realized losses on derivatives related to VA contracts of approximately $30.5 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in the Company’s non-performance risk, and variations in actual sub-account fund performance from the indices included in our hedging program during the three months ended March 31, 2019.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated gains of $0.1 million for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
The Holding Company
Overview
Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We did not pay a dividend for the three months ended March 31, 2019.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under the Credit Facility on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2019. There was no outstanding balance as of March 31, 2019.
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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of March 31, 2019, our total cash and invested assets were $68.3 billion. The life insurance subsidiaries were committed as of March 31, 2019, to fund mortgage loans in the amount of $871.6 million.
Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The holding company held $116.7 million of cash and short-term investments, and our subsidiaries held approximately $859.2 million in cash and short-term investments as of March 31, 2019.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Net cash used in operating activities	$(11,459)	$(82,824)
Net cash provided by investing activities	62,773	8,552
Net cash provided by financing activities	55,222	129,686
Total	$106,536	$55,414
For The Three Months Ended March 31, 2019 as compared to the Three Months Ended March 31, 2018
Net cash provided by (used in) operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash provided by investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $311.3 million of outflows from secured financing liabilities for the three months ended March 31, 2019, as compared to the $238.8 million of outflows for the three months ended March 31, 2018 and $401.1 million inflows of investment product and universal life net activity as compared to $363.0 million in the prior year. Net activity related to the Credit Facility resulted in outflows of $9.3 million for the three months ended March 31, 2019, as compared to $163.6 million of inflows for three months ended March 31, 2018. Net repayment of non-recourse funding obligations equaled $25.0 million during the three months ended March 31, 2019, as compared to $18.0 million during the three months ended March 31, 2018. The Company did not pay a dividend during the three month period ended March 31, 2019, as compared to a dividend of $140.0 million during the three months ended March 31, 2018.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2019, we had $1.2 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of March 31, 2019, the fair value of securities pledged under the repurchase program was $92.9 million and the repurchase obligation of $89.3 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 254 basis points). During the three months ended March 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $473.3 million. The average daily balance was $203.1 million (at an average borrowing rate of 249 basis points) during the three months ended March 31, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis. As of March 31, 2019, securities with a market value of $89.0 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in short-term investments with a corresponding liability recorded in other liabilities to account for its obligation to return the collateral. As of March 31, 2019, the fair value of the collateral related to this program was $94.7 million and we have an obligation to return $94.7 million of collateral to the securities borrowers.

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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2019, we ceded premiums to third party reinsurers amounting to $318.4 million. In addition, we had receivables from reinsurers amounting to $4.7 billion as of March 31, 2019. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS.
As of March 31, 2019, we had outstanding claims receivable from SRUS of $13.4 million, and other exposures associated with GAAP reinsurance receivables of approximately $106.8 million, and statutory reserve credit of approximately $127.2 million. We continue to monitor both the financial health of SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. We have considered the possible impact of an adverse outcome of the rehabilitation process and believes an adverse outcome would not have a material adverse impact on our operations, liquidity or financial condition.

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

We also use a captive reinsurance company to reinsure risks associated with GLWB and guaranteed minimum death benefits (“GMDB”) riders which helps us to manage those risks on an economic basis. In an effort to mitigate the equity market risks relative to our RBC ratio, in the fourth quarter of 2012, we established an insurance subsidiary, Shades Creek Captive Insurance Company (“Shades Creek”), to which PLICO has reinsured GLWB and GMDB riders related to its VA contracts. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation.

We maintain an intercompany capital support agreement with Shades Creek that provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of March 31, 2019, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
As of March 31, 2019, we had policy liabilities and accruals of approximately $43.0 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.46%.
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
As of March 31, 2019, we carried a $7.4 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$1,473,785	$448,450	$64,942	$64,942	$895,451
Non-recourse funding obligations(2)	4,257,260	295,486	670,623	598,238	2,692,913
Subordinated debt(3)	1,576,930	30,655	61,310	61,310	1,423,655
Stable value products(4)	5,857,459	1,010,189	3,506,367	1,206,750	134,153
Leases(5)	24,646	5,501	8,040	6,499	4,606
Mortgage loan and investment commitments	981,164	765,406	215,758	—	—
Secured financing liabilities(6)	184,036	184,036	—	—	—
Policyholder obligations(7)	56,665,212	3,099,775	7,580,450	6,100,213	39,884,774
Total(8)	$71,020,492	$5,839,498	$12,107,490	$8,037,952	$45,035,552

(1) Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2) Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.7 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.5 billion relates to the Golden Gate transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

(3) Subordinated debt includes all principal amounts and interest payments due over the term of the obligations.
(4) Anticipated stable value products includes cash flows including interest.
(5) Includes all lease payments required under operating and finance lease agreements.
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
     In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2019, we had outstanding mortgage loan commitments of $871.6 million at an average rate of 5.31%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of March 31, 2019, and December 31, 2018:

Credited Rate Summary
As of March 31, 2019

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,386	$1,366	$1,989	$5,741
>3% - 4%	4,516	884	491	5,891
>4% - 5%	2,425	437	1	2,863
>5% - 6%	186	—	—	186
Subtotal	9,513	2,687	2,481	14,681
Fixed Annuities
1%	$262	$598	$2,212	$3,072
>1% - 2%	349	152	1,299	1,800
>2% - 3%	1,634	106	2	1,742
>3% - 4%	257	4	—	261
>4% - 5%	259	—	—	259
>5% - 6%	2	—	—	2
Subtotal	2,763	860	3,513	7,136
Total	$12,276	$3,547	$5,994	$21,817

Percentage of Total	56%	16%	28%	100%
Credited Rate Summary
As of December 31, 2018

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,392	$1,322	$2,031	$5,745
>3% - 4%	4,512	924	499	5,935
>4% - 5%	2,445	435	1	2,881
>5% - 6%	188	—	—	188
Subtotal	9,537	2,681	2,531	14,749
Fixed Annuities
1%	$341	$584	$2,278	$3,203
>1% - 2%	370	165	1,145	1,680
>2% - 3%	1,686	102	3	1,791
>3% - 4%	261	4	—	265
>4% - 5%	260	—	—	260
>5% - 6%	2	—	—	2
Subtotal	2,920	855	3,426	7,201
Total	$12,457	$3,536	$5,957	$21,950

Percentage of Total	57%	16%	27%	100%

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,  “Liquidity and Capital Resources”.
Item 4.    Controls and Procedures
(a)    Disclosure controls and procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), except as otherwise noted below. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.
In conducting our evaluation of the effectiveness of internal control over financial reporting as of March 31, 2019, the Company has excluded those controls at Liberty Life Assurance Company of Boston (“Liberty Life”) that relate to systems and processes for assets and liabilities of the acquired business that were not integrated into our existing systems and internal control over financial reporting. The portion of the business not integrated into our existing systems and controls represents approximately $472.8 million of consolidated assets, approximately $80.1 million of consolidated revenue, approximately $182.7 million of consolidated benefits and expenses, and approximately $13.6 million of liabilities on the related consolidated financial statements.

(b)    Changes in internal control over financial reporting

During the second quarter of 2018, the Company began the conversion and integration of administrative processing into its internal controls over financial reporting for the Liberty block of business. The conversion to the Company’s operating environment was in process as of March 31, 2019.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II

Item 1A.    Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition, or future results of operations which are discussed more fully below.
Risks Related to the Financial Environment

The Company may be required to establish a valuation allowance against its deferred tax assets, which could have a material adverse effect on the Company’s results of operations, financial condition, and capital position.

Deferred tax assets are attributable to certain differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets represent future financial statement tax expense which will not be paid in cash. In general, the realization of deferred tax assets is dependent upon the generation of sufficient future ordinary and capital taxable income. Realization may also be limited for other reasons, including but not limited to changes in the tax law. If it is determined that a certain deferred tax asset cannot be realized, then a deferred tax valuation allowance is established, with a corresponding charge to either adjusted operating income or other comprehensive income (depending on the nature of the deferred tax asset).

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, it is more likely than not that the Company will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $7.3 million and $6.4 million as of March 31, 2019 and December 31, 2018, respectively, related to certain deferred tax assets which are more likely than not to expire unutilized. These assets are state income tax-related. If future events differ from the Company’s current expectations, an additional valuation allowance to be established, which could have a material adverse effect on the Company’s results of operations, financial condition, or capital position.

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

The Company has been subject to litigation regarding compliance with the West Virginia Uniform Unclaimed Property Act, but the Company does not believe that losses arising from the litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or if they do, whether such actions will have a material impact on the Company’s financial condition and/or results of operations.

The Company is subject to insurance guaranty fund laws, rules and regulations that could adversely affect the Company’s financial condition or results of operations.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In 2017, the NAIC adopted revisions to the Life and Health Insurance Guaranty Association Model Act that, if adopted by states, would result in an increase to the percentage of liabilities attributable to any future long term care provider insolvency that can be assessed to life insurers. Legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that differs from the revised Model Act and which increases the cost of future assessments and/or alters future premium tax offsets received in connection with guaranty fund assessments. Additionally, judicial review may affect liquidation orders against insolvent companies, which could impact the guaranty fund system. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2019, the Company sold no equity securities in transactions which were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer
During the quarter ended March 31, 2019, 100% of the Company’s common stock was owned by Dai-ichi Life Holdings, Inc., and was not available for repurchase by the Company.

Item 6.    Exhibits

Exhibit
Number
2.1*±
Master Transaction Agreement, dated as of January 23, 2019, by and among Protective Life Insurance Company, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of New York, The Canada Life Assurance Company and The Great-West Life Assurance Company, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 25, 2019 (No. 001-11339).

3.1*
Certificate of Incorporation of the Company effective as of February 1, 2015, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 26, 2015 (No. 001-11339).

3.2*	Amended and Restated Bylaws of the Company, effective as of February 25, 2019, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 1, 2019 (No. 001-11339).
10.1†	The Company’s Deferred Compensation Plan, as Amended and Restated as of January 1, 2019, filed herewith.
10.2†	2019 Parent-Based Award Letter of the Company, filed herewith.
10.3†	2019 Parent-Based Award Provisions of the Company, filed herewith.
10.4†	2019 Performance Units Award Letter (for key officers) of the Company, filed herewith.
10.5†	2019 Performance Units Provisions (for key officers) of the Company, filed herewith.
10.6†	2019 Performance Units Award Letter of the Company, filed herewith.
10.7†	2019 Performance Units Provisions of the Company, filed herewith.
10.8†	2019 Restricted Units Award Letter (for key officers) of the Company, filed herewith.
10.9†	2019 Restricted Units Award Letter of the Company, filed herewith.
10.10†	2019 Restricted Units Provisions of the Company, filed herewith.
10.11†	2019 Long-Term Incentive Plan Awards Acceptance Form, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended March 31, 2019, filed on May 7, 2019, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*	Incorporated by Reference
†	Management contract or compensatory plan or arrangement
±	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules have been omitted and will be furnished to the SEC supplementally upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: May 7, 2019	By:	/s/ PAUL R. WELLS

Paul R. Wells
Senior Vice President, Chief Accounting Officer, and
Controller