Form 10-Q
period 2019-06-30
PROTECTIVE LIFE CORP
filed 2019-08-13
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of July 23, 2019:  1,000

PROTECTIVE LIFE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$945,883	$941,868	$1,876,211	$1,831,034
Reinsurance ceded	(339,996)	(390,941)	(658,373)	(736,364)
Net of reinsurance ceded	605,887	550,927	1,217,838	1,094,670
Net investment income	725,811	616,462	1,411,735	1,137,325
Realized investment gains (losses)	(48,547)	(37,337)	(38,628)	(46,877)
Other-than-temporary impairment losses	(198)	(10)	(1,493)	(701)
Portion recognized in other comprehensive income (before taxes)	(500)	5	(2,347)	(2,949)
Net impairment losses recognized in earnings	(698)	(5)	(3,840)	(3,650)
Other income	136,322	113,861	245,700	228,272
Total revenues	1,418,775	1,243,908	2,832,805	2,409,740
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and six months 2019 - $260,358 and $515,186; three and six months 2018 - $298,016 and $645,653)	1,003,987	861,548	1,976,753	1,648,350
Amortization of deferred policy acquisition costs and value of business acquired	33,783	52,517	64,183	110,498
Other operating expenses, net of reinsurance ceded: (three and six months 2019 - $55,124 and $106,415; three and six months 2018 - $51,559 and $94,676)	250,931	231,071	486,880	460,322
Total benefits and expenses	1,288,701	1,145,136	2,527,816	2,219,170
Income before income tax	130,074	98,772	304,989	190,570
Income tax expense	21,963	17,277	58,594	34,963
Net income	$108,111	$81,495	$246,395	$155,607

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Net income	$108,111	$81,495	$246,395	$155,607
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and six months 2019 - $264,523 and $566,586; three and six months 2018 - $(113,653) and $(267,032))	995,112	(427,550)	2,131,443	(1,005,262)
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and six months 2019 - $(84) and $(499); three and six months 2018 - $(1,162) and $(981))	(316)	(4,372)	(1,876)	(3,691)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three and six months 2019 - $4,127 and $6,464; three and six months 2018 - $3 and $6)	15,524	11	24,316	22
Change in accumulated (loss) gain - derivatives, net of income tax: (three and six months 2019 - $(742) and $(1,264); three and six months 2018 - $623 and $752)	(2,788)	2,344	(4,754)	2,831
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three and six months 2019 - $70 and $128; three and six months 2018 - $43 and $67)	266	162	486	251
Total other comprehensive income (loss)	1,007,798	(429,405)	2,149,615	(1,005,849)
Total comprehensive income (loss)	$1,115,909	$(347,910)	$2,396,010	$(850,242)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2019 - $63,349,246; 2018 - $54,466,305)	$64,710,656	$51,904,699
Fixed maturities, at amortized cost (fair value: 2019 - $2,640,827; 2018 - $2,547,210)	2,576,216	2,633,474
Equity securities, at fair value (cost: 2019 - $622,178; 2018 - $627,087)	629,965	595,884
Mortgage loans (related to securitizations: 2019 - $0; 2018 - $134)	9,053,400	7,724,733
Investment real estate, net of accumulated depreciation (2019 - $315; 2018 - $251)	6,777	6,816
Policy loans	1,709,110	1,695,886
Other long-term investments	934,770	759,354
Short-term investments	1,220,840	807,283
Total investments	80,841,734	66,128,129
Cash	243,291	173,714
Accrued investment income	730,149	634,921
Accounts and premiums receivable	262,163	113,507
Reinsurance receivables	4,558,158	4,764,743
Deferred policy acquisition costs and value of business acquired	3,474,557	3,023,154
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2019 - $225,912; 2018 - $197,583)	616,931	613,431
Property and equipment, net of accumulated depreciation (2019 - $40,620; 2018 - $33,199)	212,905	184,957
Other assets	1,972,083	250,036
Assets related to separate accounts:
Variable annuity	12,790,474	12,288,919
Variable universal life	1,073,020	937,732
Reinsurance assumed	9,844,996	—
Total assets	$117,445,972	$89,938,754

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$53,470,312	$41,901,552
Unearned premiums	887,691	872,594
Total policy liabilities and accruals	54,358,003	42,774,146
Stable value product account balances	5,816,503	5,234,731
Annuity account balances	14,179,277	13,720,081
Other policyholders’ funds	1,542,296	1,128,379
Other liabilities	3,246,982	2,374,112
Income tax payable	67,837	38,547
Deferred income taxes	1,177,197	839,316
Non-recourse funding obligations	2,576,538	2,632,497
Secured financing liabilities	126,862	495,307
Debt	1,677,557	1,101,827
Subordinated debt	605,494	605,426
Liabilities related to separate accounts:
Variable annuity	12,790,474	12,288,919
Variable universal life	1,073,020	937,732
Reinsurance assumed	9,844,996	—
Total liabilities	109,083,036	84,171,020
Commitments and contingencies - Note 11
Shareowner’s equity
Common Stock: 2019 and 2018 - $0.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,804,059	5,554,059
Retained earnings	1,835,028	1,639,441
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax: (2019 - $197,257; 2018 - $(368,830))	742,063	(1,387,504)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $410; 2018 - $(6,054))	1,543	(22,773)
Accumulated gain (loss) - derivatives, net of income tax: (2019 - $(1,136); 2018 - $(2))	(4,275)	(7)
Postretirement benefits liability adjustment, net of income tax: (2019 - $(4,112); 2018 - $(4,112))	(15,482)	(15,482)
Total shareowner’s equity	8,362,936	5,767,734
Total liabilities and shareowner’s equity	$117,445,972	$89,938,754

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2018	$—	$5,554,059	$1,639,441	$(1,425,766)	$5,767,734
Net income for the three months ended March 31, 2019			138,284		138,284
Other comprehensive income				1,141,817	1,141,817
Comprehensive income for the three months ended March 31, 2019					1,280,101
Cumulative effect adjustments			(50,808)		(50,808)
Balance, March 31, 2019	—	5,554,059	1,726,917	(283,949)	6,997,027
Net income for the three months ended June 30, 2019			108,111		108,111
Other comprehensive income				1,007,798	1,007,798
Comprehensive income for the three months ended June 30, 2019					1,115,909
Capital contributions from parent		250,000			250,000
Balance, June 30, 2019	$—	$5,804,059	$1,835,028	$723,849	$8,362,936

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2017	$—	$5,554,059	$1,560,444	$12,696	$7,127,199
Net income for the three months ended March 31, 2018			74,112		74,112
Other comprehensive loss				(576,444)	(576,444)
Comprehensive loss for the three months ended March 31, 2018					(502,332)
Cumulative effect adjustments			(81,973)	(10,552)	(92,525)
Dividends to parent			(140,000)		(140,000)
Balance, March 31, 2018	—	5,554,059	1,412,583	(574,300)	6,392,342
Net income for the three months ended June 30, 2018			81,495		81,495
Other comprehensive loss				(429,405)	(429,405)
Comprehensive loss for the three months ended June 30, 2018					(347,910)
Balance, June 30, 2018	$—	$5,554,059	$1,494,078	$(1,003,705)	$6,044,432

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2019	2018
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$246,395	$155,607
Adjustments to reconcile net income to net cash used in operating activities:
Realized investment (gains) losses	42,468	50,527
Amortization of DAC and VOBA	64,183	110,498
Capitalization of DAC	(237,622)	(223,686)
Depreciation and amortization expense	37,428	33,785
Deferred income tax	(219,558)	3,065
Accrued income tax	29,290	103,092
Interest credited to universal life and investment products	593,993	389,009
Policy fees assessed on universal life and investment products	(829,697)	(748,474)
Change in reinsurance receivables	206,585	111,242
Change in accrued investment income and other receivables	41,677	(34,198)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(352,132)	(246,397)
Trading securities:
Maturities and principal reductions of investments	54,501	117,994
Sale of investments	254,573	118,370
Cost of investments acquired	(204,187)	(206,741)
Other net change in trading securities	(43,145)	13,791
Amortization of premiums and accretion of discounts on investments and mortgage loans	147,485	150,402
Change in other liabilities	241,895	37,809
Other, net	(107,562)	8,256
Net cash used in operating activities	$(33,430)	$(56,049)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Six Months Ended June 30,
	2019	2018
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$923,494	$592,514
Sale of investments, available-for-sale	2,033,618	1,417,304
Cost of investments acquired, available-for-sale	(3,246,486)	(2,126,627)
Change in investments, held-to-maturity	55,000	39,000
Mortgage loans:
New lendings	(476,310)	(811,103)
Repayments	518,663	494,729
Change in investment real estate, net	178	615
Change in policy loans, net	30,778	25,361
Change in other long-term investments, net	62,301	(225,809)
Change in short-term investments, net	(362,608)	(101,662)
Net unsettled security transactions	(263,560)	141,791
Purchase of property, equipment, and intangibles	(17,262)	(6,956)
Cash received from reinsurance transaction	—	20,669
Payment for business acquisition, net of cash acquired	(731,457)	—
Net cash used in investing activities	$(1,473,651)	$(540,174)
Cash flows from financing activities
Borrowings under line of credit arrangement, debt, and subordinated debt	$600,000	$655,000
Principal payments on line of credit arrangement, debt, and subordinated debt	(9,325)	(348,684)
Issuance (repayment) of non-recourse funding obligations	(55,000)	(77,000)
Secured financing liabilities	(368,445)	(913,210)
Dividends to shareowner	—	(140,000)
Capital contributions from parent	250,000	—
Deposits to universal life and investment contracts	3,309,880	2,959,133
Withdrawals from universal life and investment contracts	(2,149,967)	(1,600,400)
Other financing activities, net	(485)	(194)
Net cash provided by financing activities	$1,576,658	$534,645
Change in cash	69,577	(61,578)
Cash at beginning of period	173,714	252,310
Cash at end of period	$243,291	$190,732

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. The year-end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
During the second quarter of 2019, the Company recorded an adjustment related to prior periods to correct an error pertaining to the deferred policy acquisition costs (“DAC”) tax reimbursements paid under reinsurance agreements the Company entered in previous years. The adjustment resulted in an $8.96 million increase to accounts and premiums receivable on the Company’s consolidated balance sheet, with a corresponding increase to income. The Company concluded that the adjustment was not quantitatively or qualitatively material to previously reported periods or the current interim period. As a result, this adjustment was recorded by the Company within the consolidated financial statements as of and for the period ended June 30, 2019.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2019.
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
Accounting Pronouncements Not Yet Adopted

ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. The Company has completed its scoping and gap analysis with respect to the implementation of the new standard. Based on the results of this analysis, the Company’s implementation efforts are primarily focused on the application of the CECL model to a) its portfolio of commercial mortgage loans and b) amounts recoverable from reinsurers. The Company is currently engaged in a project to implement new processes with respect to the measurement and recognition of the CECL allowance for these assets, along with the additional disclosures required by the Update. The impact of this standard on the Company’s financial results cannot yet be reasonably estimated.

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. The amendments in this Update are currently effective for annual and interim periods beginning after December 31, 2020 with early adoption permitted. However, in July 2019, the Financial Accountings Standards Board (the “FASB”) voted to expose an Accounting Standards Update for public comment which would extend the implementation deadline for public business entities by one year to periods beginning after December 15, 2021. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

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

Pursuant to the Liberty Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price and remains subject to adjustment.

All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates. The final reserve amount determined, as adjusted during the measurement period, is $13.7 billion. In addition, there are certain pending items which remain subject to adjustment in accordance with the Master Transaction Agreement and could result in a gain in future periods. Pursuant to the terms of the Liberty Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Liberty Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.

The terms of the Liberty Reinsurance Agreements resulted in an acquisition of the Life Business by the Company in accordance with ASC Topic 805, Business Combinations.

The following table details the purchase consideration and final allocation of assets acquired and liabilities from the Life Business reinsurance transaction as of the transaction date.

Fair Value as of May 1, 2018
(Dollars In Thousands)
ASSETS
Fixed maturities	$12,588,512
Mortgage loans	435,405
Policy loans	131,489
Total investments	13,155,406
Cash	35,179
Accrued investment income	152,030
Reinsurance receivables	272
Value of business acquired	379,717
Other assets	916
Total assets	13,723,520
LIABILITIES
Future policy benefits and claims	$11,751,895
Unearned premiums	—
Total policy liabilities and accruals	11,751,895
Annuity account balances	1,864,141
Other policyholders’ funds	41,936
Other liabilities	65,548
Total liabilities	13,723,520
NET ASSETS ACQUIRED	$—

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

	Unaudited
	For The Three Months Ended June 30, 2018	For The Six Months Ended June 30, 2018
	(Dollars In Thousands)
Revenue	$1,317,159	$2,733,479
Net income	$88,883	$201,751
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
On June 3, 2019, PLICO and PLAIC completed the Transaction (the “Closing”). Pursuant to the GWL&A Master Transaction Agreement, previously reported in our Current Report on Form 8-K filed on January 25, 2019, PLICO and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies related to the Individual Life Business on a 100% indemnity basis net of reinsurance recoveries. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the Closing was $767.1 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to PLICO under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to PLICO and PLAIC as of the Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. To support its obligations under the GWL&A Reinsurance Agreements, PLICO established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which will be administered by the Company.
As of the purchase date, the Company has recorded an estimate in the amount of $51.9 million related to contingent consideration. The final ceding commission is subject to adjustment based on these amounts. These amounts are accrued within other liabilities in the Company’s consolidated condensed balance sheet.

The contingent consideration is comprised of a holdback provision and a post-closing sales adjustment. The holdback amount is related to the performance of certain blocks of business for a specified period of time after the close of the transaction.  The range of amounts payable to Great West under this provision is $0 - $40 million. The Company’s best estimate as of June 30, 2019 was $40 million.

Great West is also entitled to a payment for certain post-closing sales occurring between June 1, 2019 and December 31, 2019. At this time, a range for this payment cannot be estimated and the Company established a liability of $11.9 million on the transaction date, which represents the Company's best estimate of the present value of future payments as of the transaction date.

The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties, and covenants. The terms of the GWL&A Reinsurance Agreements resulted in an acquisition of the Individual Life Business by the Company in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

The following table details the preliminary allocation of assets acquired and liabilities assumed from the Individual Life Business reinsurance transaction as of the transaction date. The Company has not completed the process of determining the fair value of assets acquired and liabilities assumed, but will do so in the twelve month measurement period subsequent to the transaction date. These estimates are provisional subject to adjustment. Any adjustments to these fair value estimates will be reflected, retroactively, as of the date of the acquisition, and may result in adjustments to the value of business acquired.

Fair Value as of June 1, 2019
(Dollars In Thousands)
ASSETS
Fixed maturities	$8,697,533
Mortgage loans	1,386,228
Policy loans	44,002
Other long-term investments	1,579
Total investments	10,129,342
Cash	35,607
Accrued investment income	101,306
Accounts and premiums receivable	62
Premium due and deferred	1,657
Value of business acquired	491,493
Other intangibles	28,600
Other assets	1,537,848
Assets related to separate accounts	9,583,217
Total assets	21,909,132
LIABILITIES
Future policy benefits and claims	$10,993,716
Annuity account balances	253,748
Other policyholders’ funds	220,117
Other liabilities	39,370
Liabilities related to separate accounts	9,583,217
Total liabilities	21,090,168
NET ASSETS ACQUIRED	$818,964

Assets related to separate accounts and liabilities related to separate accounts represent amounts receivable and payable for variable annuity and variable universal life products reinsured on a modified co-insurance basis.

The following unaudited pro forma condensed consolidated results of operations assumes that the aforementioned transactions of the Individual Life Business were completed as of January 1, 2018. The unaudited pro forma condensed results of operations are presented solely for information purposes and are not necessarily indicative of the consolidated condensed results of operations that might have been achieved had the transaction been completed as of the date indicated:

	Unaudited		Unaudited
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenue	$1,548,668	$1,461,832	$3,203,698	$2,828,369
Net income	$124,161	$122,977	$263,490	$182,034
The amount of revenue and income before income tax of the Individual Life Business since the transaction date, June 1, 2019, included in the consolidated statements of income for the six months ended June 30, 2019, amounted to $77.7 million and $7.7 million. The Company incurred approximately $12.2 million of non-recurring transaction costs for the six months ended June 30, 2019.
Intangible assets recognized by the Company included the following (excluding goodwill):

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
	(Dollars In Thousands)	(In Years)
Distribution relationships	$15,000	18
Technology	13,600	10
Total intangible assets	$28,600
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
Remainder of 2019	$1,279
2020	2,193
2021	2,193
2022	2,193
2023	2,193

Based on the balance recorded as of June 1, 2019, the expected amortization of VOBA for the next five years is as follows:

Year	Amount
(Dollars In Thousands)
Remainder of 2019	$(4,966)
2020	(12,292)
2021	(6,807)
2022	(1,010)
2023	3,259

VOBA is calculated at a product level and can either be positive or negative depending on the underlying fair values of the associated product lines. VOBA is amortized in accordance with ASC 944-805-35-1, which requires that the amortization should be on a basis consistent with the related reinsurance liability. As such, the net amortization related to a specific transaction in a given year can be either positive or negative as amortization patterns differ between the product lines.

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
Summarized financial information for the Closed Block as of June 30, 2019, and December 31, 2018, is as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,611,917	$5,679,732
Policyholder dividend obligation	173,147	—
Other liabilities	11,043	22,505
Total closed block liabilities	5,796,107	5,702,237
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,583,161	$4,257,437
Mortgage loans on real estate	74,290	75,838
Policy loans	658,971	672,213
Cash	55,960	116,225
Other assets	107,306	136,388
Total closed block assets	5,479,688	5,258,101
Excess of reported closed block liabilities over closed block assets	316,419	444,136
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $47,972 and $(141,128); and net of income tax: $(10,074) and $61,676	—	(120,528)
Future earnings to be recognized from closed block assets and closed block liabilities	$316,419	$323,608
Reconciliation of the policyholder dividend obligation is as follows:

	For The Six Months Ended June 30,
	2019	2018
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$—	$160,712
Applicable to net revenue (losses)	(15,953)	(19,536)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	189,100	(141,176)
Policyholder dividend obligation, end of period	$173,147	$—

Closed Block revenues and expenses were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenues
Premiums and other income	$40,105	$42,465	$77,549	$82,077
Net investment income	51,663	50,872	102,791	101,415
Net investment gains (losses)	43	263	(411)	26
Total revenues	91,811	93,600	179,929	183,518
Benefits and other deductions
Benefits and settlement expenses	87,213	87,940	165,879	167,892
Other operating expenses	247	337	606	20
Total benefits and other deductions	87,460	88,277	166,485	167,912
Net revenues before income taxes	4,351	5,323	13,444	15,606
Income tax expense	913	1,118	2,823	3,277
Net revenues	$3,438	$4,205	$10,621	$12,329
5.     INVESTMENT OPERATIONS
Net realized gains (losses) are summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturities	$1,098	$5,539	$6,215	$8,322
Equity gains and losses	7,696	(1,044)	38,413	(9,830)
Modco trading portfolio	89,571	(52,817)	184,473	(137,525)
Other investments	1,137	(1,280)	(9)	1,832
Realized gains (losses) - all other investments	99,502	(49,602)	229,092	(137,201)
Realized gains (losses) - derivatives(1)	(148,049)	12,265	(267,720)	90,324
Realized investment gains (losses)	$(48,547)	$(37,337)	$(38,628)	$(46,877)

Net impairments losses recognized in earnings	$(698)	$(5)	$(3,840)	$(3,650)

(1) See Note 7, Derivative Financial Instruments

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Gross realized gains	$6,812	$10,137	$14,682	$18,187
Gross realized losses:
Impairment losses	$(698)	$(5)	$(3,840)	$(3,650)
Other realized losses	$(5,714)	$(4,598)	$(8,467)	$(9,865)
The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$491,121	$466,153	$1,140,012	$608,286
Gains realized	$6,812	$10,137	$14,682	$18,187

Securities in an unrealized loss position(1):
Fair value (proceeds)	$160,125	$201,191	$338,129	$258,175
Losses realized	$(5,714)	$(4,598)	$(8,467)	$(9,865)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset/liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$7,696	$(1,044)	$38,413	$(9,830)
Less: net gains (losses) recognized on equity securities sold during the period	$193	$(680)	$253	$(2,381)
Gains (losses) recognized during the period on equity securities still held	$7,503	$(364)	$38,160	$(7,449)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$4,482,547	$132,602	$(8,901)	$4,606,248
Commercial mortgage-backed securities	2,648,121	51,634	(3,894)	2,695,861
Other asset-backed securities	1,848,061	22,063	(8,526)	1,861,598	(3)
U.S. government-related securities	1,304,382	5,179	(9,004)	1,300,557
Other government-related securities	555,767	31,550	(4,168)	583,149
States, municipals, and political subdivisions	4,652,897	183,920	(5,851)	4,830,966	1,193
Corporate securities	45,267,764	1,549,526	(572,173)	46,245,117	764
Redeemable preferred stocks	87,459	1,211	(3,758)	84,912
	60,846,998	1,977,685	(616,275)	62,208,408	1,954
Short-term investments	1,138,931	—	—	1,138,931	—
	$61,985,929	$1,977,685	$(616,275)	$63,347,339	$1,954

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$3,650,539	$23,247	$(62,196)	$3,611,590	$(18)
Commercial mortgage-backed securities	2,349,274	3,911	(58,101)	2,295,084	—
Other asset-backed securities	1,410,059	17,232	(35,398)	1,391,893	—
U.S. government-related securities	1,683,432	1,795	(45,722)	1,639,505	—
Other government-related securities	545,522	4,292	(33,850)	515,964	—
States, municipals, and political subdivisions	3,682,037	25,706	(118,902)	3,588,841	876
Corporate securities	38,634,888	112,992	(2,385,052)	36,362,828	(29,685)
Redeemable preferred stocks	94,362	—	(11,560)	82,802	—
	52,050,113	189,175	(2,750,781)	49,488,507	(28,827)
Short-term investments	776,357	—	—	776,357	—
	$52,826,470	$189,175	$(2,750,781)	$50,264,864	$(28,827)

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

     The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$203,455	$241,836
Commercial mortgage-backed securities	204,445	188,925
Other asset-backed securities	147,997	159,907
U.S. government-related securities	51,080	59,794
Other government-related securities	24,342	44,207
States, municipals, and political subdivisions	293,560	286,413
Corporate securities	1,565,561	1,423,833
Redeemable preferred stocks	11,808	11,277
	2,502,248	2,416,192
Equity securities	8,488	9,892
Short-term investments	81,909	30,926
	$2,592,645	$2,457,010
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2019, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$1,440,860	$1,438,699	$—	$—
Due after one year through five years	10,103,874	10,229,353	—	—
Due after five years through ten years	13,210,907	13,623,029	—	—
Due after ten years	36,091,357	36,917,327	2,576,216	2,640,827
	$60,846,998	$62,208,408	$2,576,216	$2,640,827
The chart below summarizes the Company’s other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	Fixed Maturities	Fixed Maturities	Fixed Maturities	Fixed Maturities
	(Dollars In Thousands)
Other-than-temporary impairments	$(198)	$(10)	$(1,493)	$(701)
Non-credit impairment losses recorded in other comprehensive income (loss)	(500)	5	(2,347)	(2,949)
Net impairment losses recognized in earnings	$(698)	$(5)	$(3,840)	$(3,650)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and six months ended June 30, 2019 and 2018.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Beginning balance	$27,215	$2,235	$24,868	$3,268
Additions for newly impaired securities	—	—	751	—
Additions for previously impaired securities	660	2	3,007	2
Reductions for previously impaired securities due to a change in expected cash flows	(8,202)	—	(8,834)	—
Reductions for previously impaired securities that were sold in the current period	(7,175)	(2,235)	(7,294)	(3,268)
Ending balance	$12,498	$2	$12,498	$2
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$118,932	$(427)	$576,350	$(8,474)	$695,282	$(8,901)
Commercial mortgage-backed securities	3,609	(6)	574,967	(3,888)	578,576	(3,894)
Other asset-backed securities	409,753	(5,931)	134,156	(2,595)	543,909	(8,526)
U.S. government-related securities	32,421	(314)	902,249	(8,690)	934,670	(9,004)
Other government-related securities	5,509	(198)	93,790	(3,970)	99,299	(4,168)
States, municipals, and political subdivisions	13,242	(13)	145,668	(5,838)	158,910	(5,851)
Corporate securities	1,244,536	(52,639)	10,318,328	(519,534)	11,562,864	(572,173)
Redeemable preferred stocks	—	—	17,180	(3,758)	17,180	(3,758)
	$1,828,002	$(59,528)	$12,762,688	$(556,747)	$14,590,690	$(616,275)
Residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months of $8.5 million and $3.9 million as of June 30, 2019. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $2.6 million as of June 30, 2019. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $8.7 million and $4.0 million, respectively, as of June 30, 2019. These declines were related to changes in interest rates.
The states, municipals, and political subdivisions category had gross unrealized losses greater than twelve months of $5.8 million as of June 30, 2019. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
The corporate securities category had gross unrealized losses greater than twelve months of $519.5 million as of June 30, 2019. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
     As of June 30, 2019, the Company had a total of 1,322 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
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
     As of June 30, 2019, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $119.9 million of securities which were rated below investment grade. Approximately $275.6 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturities	$1,541,352	$(585,527)	$3,099,183	$(1,505,298)

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2019 and December 31, 2018, are as follows:

As of June 30, 2019	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$773,216	$—	$(14,249)	$758,967	$—
Steel City, LLC	1,803,000	78,860	—	1,881,860	—
	$2,576,216	$78,860	$(14,249)	$2,640,827	$—

As of December 31, 2018	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$750,474	$—	$(81,657)	$668,817	$—
Steel City, LLC	1,883,000	—	(4,607)	1,878,393	—
	$2,633,474	$—	$(86,264)	$2,547,210	$—
During the three and six months ended June 30, 2019 and 2018, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $78.9 million of gross unrecognized holding gains and $14.2 million of gross unrecognized holding losses as of June 30, 2019. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities (“VIEs”). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
Based on this analysis, the Company had an interest in two subsidiaries as of June 30, 2019 and December 31, 2018, Red Mountain, LLC (“Red Mountain”) and Steel City, LLC (“Steel City”), that were determined to be VIEs.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the “Red Mountain Note”) to Golden Gate V. For details of this transaction, see Note 10, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of June 30, 2019, no payments have been made or required related to this guarantee.
Steel City, a wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company ("Golden Gate"), in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 10, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of June 30, 2019, no payments have been made or required related to this guarantee.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$4,606,248	$—	$4,606,248
Commercial mortgage-backed securities	4	—	2,686,495	9,366	2,695,861
Other asset-backed securities	4	—	1,443,288	418,310	1,861,598
U.S. government-related securities	4	884,053	416,504	—	1,300,557
Other government-related securities	4	—	583,149	—	583,149
States, municipals, and political subdivisions	4	—	4,830,966	—	4,830,966
Corporate securities	4	—	44,916,626	1,328,491	46,245,117
Redeemable preferred stocks	4	67,732	17,180	—	84,912
Total fixed maturity securities - available-for-sale		951,785	59,500,456	1,756,167	62,208,408
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	203,455	—	203,455
Commercial mortgage-backed securities	3	—	204,445	—	204,445
Other asset-backed securities	3	—	85,817	62,180	147,997
U.S. government-related securities	3	25,929	25,151	—	51,080
Other government-related securities	3	—	24,342	—	24,342
States, municipals, and political subdivisions	3	—	293,560	—	293,560
Corporate securities	3	—	1,560,267	5,294	1,565,561
Redeemable preferred stocks	3	11,808	—	—	11,808
Total fixed maturity securities - trading		37,737	2,397,037	67,474	2,502,248
Total fixed maturity securities		989,522	61,897,493	1,823,641	64,710,656
Equity securities	3	560,302	36	69,627	629,965
Other long-term investments(1)	3 & 4	65,231	467,642	110,923	643,796
Short-term investments	3	1,153,978	66,862	—	1,220,840
Total investments		2,769,033	62,432,033	2,004,191	67,205,257
Cash	3	240,157	—	—	240,157
Other assets	3	34,335	—	—	34,335
Assets related to separate accounts
Variable annuity	3	12,790,474	—	—	12,790,474
Variable universal life	3	1,073,020	—	—	1,073,020
Total assets measured at fair value on a recurring basis		$16,907,019	$62,432,033	$2,004,191	$81,343,243
Liabilities:
Annuity account balances (2)	3	$—	$—	$72,585	$72,585
Other liabilities(1)	3 & 4	23,552	198,564	1,097,077	1,319,193
Total liabilities measured at fair value on a recurring basis		$23,552	$198,564	$1,169,662	$1,391,778

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
(3) Fair Value through Net Income
(4) Fair Value through Other Comprehensive Income (Loss)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$3,611,590	$—	$3,611,590
Commercial mortgage-backed securities	4	—	2,295,084	—	2,295,084
Other asset-backed securities	4	—	970,251	421,642	1,391,893
U.S. government-related securities	4	1,010,485	629,020	—	1,639,505
Other government-related securities	4	—	515,964	—	515,964
State, municipals, and political subdivisions	4	—	3,588,841	—	3,588,841
Corporate securities	4	—	35,724,552	638,276	36,362,828
Redeemable preferred stocks	4	65,536	17,266	—	82,802
Total fixed maturity securities - available-for-sale		1,076,021	47,352,568	1,059,918	49,488,507
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	241,836	—	241,836
Commercial mortgage-backed securities	3	—	188,925	—	188,925
Other asset-backed securities	3	—	133,851	26,056	159,907
U.S. government-related securities	3	27,453	32,341	—	59,794
Other government-related securities	3	—	44,207	—	44,207
State, municipals, and political subdivisions	3	—	286,413	—	286,413
Corporate securities	3	—	1,417,591	6,242	1,423,833
Redeemable preferred stocks	3	11,277	—	—	11,277
Total fixed maturity securities - trading		38,730	2,345,164	32,298	2,416,192
Total fixed maturity securities		1,114,751	49,697,732	1,092,216	51,904,699
Equity securities	3	531,523	36	64,325	595,884
Other long-term investments(1)	3&4	83,047	180,438	112,344	375,829
Short-term investments	3	730,067	77,216	—	807,283
Total investments		2,459,388	49,955,422	1,268,885	53,683,695
Cash	3	173,714	—	—	173,714
Other assets	3	29,257	—	—	29,257
Assets related to separate accounts
Variable annuity	3	12,288,919	—	—	12,288,919
Variable universal life	3	937,732	—	—	937,732
Total assets measured at fair value on a recurring basis		$15,889,010	$49,955,422	$1,268,885	$67,113,317
Liabilities:
Annuity account balances(2)	3	$—	$—	$76,119	$76,119
Other liabilities(1)	3&4	56,018	69,501	629,942	755,461
Total liabilities measured at fair value on a recurring basis		$56,018	$69,501	$706,061	$831,580

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 91.8% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2019.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2019, the Company held $9.2 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of June 30, 2019, the Company held $489.9 million of Level 3 ABS, which included $427.7 million of other asset-backed securities classified as available-for-sale and $62.2 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be Level 3 measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of June 30, 2019, the Company classified approximately $52.7 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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

As of June 30, 2019, the Company classified approximately $1.3 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of June 30, 2019, the Company held approximately $69.7 million of equity securities classified as Level 2 and Level 3. Of this total, $68.5 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2019, 100.0% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The balance of the fixed indexed annuity (“FIA”) embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 2015 Ruark ALB mortality table, with attained age factors varying from 87.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.
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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting the agreements where the Company has ceded certain blocks of policies are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of June 30, 2019, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $3.5 billion and the statutory unrealized gain (loss) of the securities of $210.5 million. As a result, changes in the fair value of the embedded derivatives where the Company has ceded certain blocks of policies are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of June 30, 2019 is $72.6 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of June 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$418,178	Liquidation	Liquidation value	$95.39 - $97.00 ($96.48)
		Discounted cash flow	Liquidity premium	0.11% - 1.50% (0.73%)
			Paydown rate	10.84% - 12.88% (11.98%)
Corporate securities	1,328,490	Discounted cash flow	Spread over treasury	0.87% - 4.10% (1.75%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$338,648	Actuarial cash flow model	Mortality	87% to 100% of
Ruark 2015 ALB table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-
time over-utilization of 400%
			Nonperformance risk	0.17% - 0.88%
Embedded derivative - FIA	300,364	Actuarial cash flow model	Expenses	$145 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	87% to 100% of Ruark 2015 ALB
table
			Lapse	1.0% - 30.0%, depending
on duration/surrender
charge period
Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.17% - 0.88%
Embedded derivative - IUL	136,660	Actuarial cash flow model	Mortality	37% - 577% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.17% - 0.88%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of June 30, 2019, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $77.9 million of financial instruments being classified as Level 3 as of June 30, 2019. Of the $77.9 million, $71.7 million are other asset-backed securities, $5.3 million are corporate securities, and $0.9 million are equity securities.
In certain cases, the Company has determined that book value materially approximates fair value. As of June 30, 2019, the Company held $68.7 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	16	—	—	9,359	(7)	—	—	—	(2)	9,366	—
Other asset-backed securities	420,091	—	2,513	(37)	(4,468)	—	(7)	—	—	—	218	418,310	—
Corporate securities	648,608	82	25,371	—	(497)	661,627	(56,183)	—	—	49,350	133	1,328,491	—
Total fixed maturity securities - available-for-sale	1,068,699	82	27,900	(37)	(4,965)	670,986	(56,197)	—	—	49,350	349	1,756,167	—
Fixed maturity securities - trading
Other asset-backed securities	66,484	810	—	(3,468)	—	—	(781)	—	—	(797)	(68)	62,180	(2,717)
Corporate securities	5,251	68	—	—	—	—	1	—	—	—	(26)	5,294	68
Total fixed maturity securities - trading	71,735	878	—	(3,468)	—	—	(780)	—	—	(797)	(94)	67,474	(2,649)
Total fixed maturity securities	1,140,434	960	27,900	(3,505)	(4,965)	670,986	(56,977)	—	—	48,553	255	1,823,641	(2,649)
Equity securities	64,394	157	—	(3)	—	5,079	—	—	—	—	—	69,627	153
Other long-term investments(1)	109,532	13,700	—	(13,888)	—	1,579	—	—	—	—	—	110,923	(188)
Total investments	1,314,360	14,817	27,900	(17,396)	(4,965)	677,644	(56,977)	—	—	48,553	255	2,004,191	(2,684)
Total assets measured at fair value on a recurring basis	$1,314,360	$14,817	$27,900	$(17,396)	$(4,965)	$677,644	$(56,977)	$—	$—	$48,553	$255	$2,004,191	$(2,684)
Liabilities:
Annuity account balances(2)	$74,613	$—	$—	$(825)	$—	$—	$—	$56	$2,909	$—	$—	$72,585	$—
Other liabilities(1)	797,891	364	—	(262,346)	—	37,204	—	—	—	—	—	1,097,077	(261,982)
Total liabilities measured at fair value on a recurring basis	$872,504	$364	$—	$(263,171)	$—	$37,204	$—	$56	$2,909	$—	$—	$1,169,662	$(261,982)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2019, there were $50.1 million of securities transferred into Level 3.
For the three months ended June 30, 2019, there were $1.6 million of securities transferred into Level 2 from Level 3.These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2019.
For the three months ended June 30, 2019, there were no transfers from Level 2 into Level 1.
For the three months ended June 30, 2019, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	16	—	—	9,359	(7)	—	—	—	(2)	9,366	—
Other asset-backed securities	421,642	446	10,660	(57)	(4,799)	—	(10,015)	—	—	—	433	418,310	—
Corporate securities	638,276	82	43,956	—	(3,509)	695,627	(84,956)	—	—	39,255	(240)	1,328,491	—
Total fixed maturity securities - available-for-sale	1,059,918	528	54,632	(57)	(8,308)	704,986	(94,978)	—	—	39,255	191	1,756,167	—
Fixed maturity securities - trading
Other asset-backed securities	26,056	4,006	—	(3,584)	—	15,463	(5,892)	—	—	26,267	(136)	62,180	1,068
Corporate securities	6,242	169	—	(31)	—	—	(1,035)	—	—	—	(51)	5,294	134
Total fixed maturity securities - trading	32,298	4,175	—	(3,615)	—	15,463	(6,927)	—	—	26,267	(187)	67,474	1,202
Total fixed maturity securities	1,092,216	4,703	54,632	(3,672)	(8,308)	720,449	(101,905)	—	—	65,522	4	1,823,641	1,202
Equity securities	64,325	239	—	(16)	—	5,079	—	—	—	—	—	69,627	222
Other long-term investments(1)	112,344	26,922	—	(29,922)	—	1,579	—	—	—	—	—	110,923	(3,000)
Total investments	1,268,885	31,864	54,632	(33,610)	(8,308)	727,107	(101,905)	—	—	65,522	4	2,004,191	(1,576)
Total assets measured at fair value on a recurring basis	$1,268,885	$31,864	$54,632	$(33,610)	$(8,308)	$727,107	$(101,905)	$—	$—	$65,522	$4	$2,004,191	$(1,576)
Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(1,152)	$—	$—	$—	$67	$4,753	$—	$—	$72,585	$—
Other liabilities(1)	629,942	12,034	—	(441,965)	—	37,204	—	—	—	—	—	1,097,077	(429,931)
Total liabilities measured at fair value on a recurring basis	$706,061	$12,034	$—	$(443,117)	$—	$37,204	$—	$67	$4,753	$—	$—	$1,169,662	$(429,931)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2019, there were $86.1 million securities transferred into Level 3.
For the six months ended June 30, 2019, there were $20.6 million securities transferred into Level 2 from Level 3.These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2019.
For the six months ended June 30, 2019, there were no transfers from Level 2 into Level 1.
For the six months ended June 30, 2019, there were no transfers from Level 1 into Level 2.

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
For the three months ended June 30, 2018, there were $18.6 million of securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2018.
For the three months ended June 30, 2018, there were no transfers from Level 2 into Level 1.
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
For the six months ended June 30, 2018, there were $18.6 million securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2018.
For the six months ended June 30, 2018, there were no transfers from Level 2 into Level 1.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2019		December 31, 2018
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$9,053,400	$9,123,182	$7,724,733	$7,447,702
Policy loans	3	1,709,110	1,709,110	1,695,886	1,695,886
Fixed maturities, held-to-maturity(1)	3	2,576,216	2,640,827	2,633,474	2,547,210
Liabilities:
Stable value product account balances	3	$5,816,503	$5,885,528	$5,234,731	$5,200,723
Future policy benefits and claims(2)	3	1,725,194	1,729,081	1,671,414	1,671,434
Other policyholders’ funds(3)	3	105,136	107,702	131,150	131,782
Debt:(4)
Bank borrowings(5)	3	$599,627	$600,000	$—	$—
Senior Notes	2	1,075,370	1,095,907	1,100,508	1,065,338
Subordinated debentures	2	495,494	506,720	495,426	494,265
Subordinated funding obligations	3	110,000	108,455	110,000	95,476
Non-recourse funding obligations(6)	3	2,576,538	2,701,194	2,632,497	2,550,237

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain, LLC and Steel City, LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $2.6 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively.
(5) As June 30, 2019, includes the Term Loan Credit Agreement.
(6) As of June 30, 2019, carrying amount of $2.6 billion and a fair value of $2.7 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2018, carrying amount of $2.6 billion and a fair value of $2.5 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(11,280)	$1,552	$(17,302)	$(15,340)
Equity futures	2,559	(10,864)	32,297	(17,292)
Currency futures	(397)	12,063	1,847	4,480
Equity options	(21,702)	(38,216)	(93,397)	(26,200)
Interest rate swaptions	—	—	—	(14)
Interest rate swaps	117,934	(26,149)	192,795	(89,859)
Total return swaps	(8,545)	(10,055)	(48,572)	(3,565)
Embedded derivative - GLWB	(134,692)	35,554	(154,318)	91,846
Total derivatives related to VA contracts	(56,123)	(36,115)	(86,650)	(55,944)
Derivatives related to FIA contracts:
Embedded derivative	(24,819)	(4,927)	(63,633)	6,403
Equity futures	431	(167)	2	(328)
Equity options	13,191	7,398	55,241	2,729
Total derivatives related to FIA contracts	(11,197)	2,304	(8,390)	8,804
Derivatives related to IUL contracts:
Embedded derivative	(11,286)	(1,226)	(24,656)	8,658
Equity futures	85	—	256	136
Equity options	2,606	2,086	8,786	836
Total derivatives related to IUL contracts	(8,595)	860	(15,614)	9,630
Embedded derivative - Modco reinsurance treaties	(70,679)	45,183	(155,677)	127,841
Other derivatives	(1,455)	33	(1,389)	(7)
Total realized gains (losses) - derivatives	$(148,049)	$12,265	$(267,720)	$90,324

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
		(Dollars In Thousands)
For The Three Months Ended June 30, 2019
Foreign currency swaps	$(1,733)	$(188)	$—
Interest rate swaps	(1,796)	(148)	—
Total	$(3,529)	$(336)	$—

For The Six Months Ended June 30, 2019
Foreign currency swaps	$(3,626)	$(394)	$—
Interest rate swaps	(2,391)	(220)	—
Total	$(6,017)	$(614)	$—

For The Three Months Ended June 30, 2018
Foreign currency swaps	$2,967	$(205)	$—
Total	$2,967	$(205)	$—

For The Six Months Ended June 30, 2018
Foreign currency swaps	$3,582	$(318)	$—
Total	$3,582	$(318)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $2.9 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,188,000	$90,599	$1,515,500	$28,501
Total return swaps	132,044	1,065	138,070	3,971
Embedded derivative - Modco reinsurance treaties	1,248,634	13,738	585,294	7,072
Embedded derivative - GLWB	3,153,016	97,185	3,984,070	105,272
Interest rate futures	393,518	8,703	286,208	10,302
Equity futures	101,064	639	12,633	483
Equity options	6,176,649	431,694	5,624,081	220,092
Other	157	173	157	136
	$13,393,082	$643,796	$12,146,013	$375,829
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$350,000	$—
Foreign currency swaps	117,178	2,309	117,178	904
Derivatives not designated as hedging instruments:
Interest rate swaps	70,000	—	775,000	11,367
Total return swaps	361,607	1,112	768,177	23,054
Embedded derivative - Modco reinsurance treaties	2,287,547	188,853	1,795,287	32,828
Embedded derivative - GLWB	6,943,853	471,199	6,282,712	289,343
Embedded derivative - FIA	2,739,208	298,721	2,576,033	217,288
Embedded derivative - IUL	262,828	136,660	233,550	90,231
Interest rate futures	901,165	16,464	863,706	20,100
Equity futures	225,125	2,967	659,357	33,753
Currency futures	256,513	1,105	202,747	2,163
Equity options	4,008,015	198,159	4,199,687	34,178
Other	13,109	1,644	3,288	252
	$18,536,148	$1,319,193	$18,826,722	$755,461

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
Collateral received includes both cash and non-cash collateral.  Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral.  Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of June 30, 2019, the fair value of non-cash collateral received was $30.4 million. As of December 31, 2018, the fair value of non-cash collateral received was $45.0 million.

The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2019:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$532,700	$—	$532,700	$210,744	$214,952	$107,004
Total derivatives, subject to a master netting arrangement or similar arrangement	532,700	—	532,700	210,744	214,952	107,004
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	13,738	—	13,738	—	—	13,738
Embedded derivative - GLWB	97,185	—	97,185	—	—	97,185
Other	173	—	173	—	—	173
Total derivatives, not subject to a master netting arrangement or similar arrangement	111,096	—	111,096	—	—	111,096
Total derivatives	643,796	—	643,796	210,744	214,952	218,100
Total Assets	$643,796	$—	$643,796	$210,744	$214,952	$218,100

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$222,116	$—	$222,116	$210,744	$11,215	$157
Total derivatives, subject to a master netting arrangement or similar arrangement	222,116	—	222,116	210,744	11,215	157
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	188,853	—	188,853	—	—	188,853
Embedded derivative - GLWB	471,199	—	471,199	—	—	471,199
Embedded derivative - FIA	298,721	—	298,721	—	—	298,721
Embedded derivative - IUL	136,660	—	136,660	—	—	136,660
Other	1,644	—	1,644	—	—	1,644
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,097,077	—	1,097,077	—	—	1,097,077
Total derivatives	1,319,193	—	1,319,193	210,744	11,215	1,097,234
Repurchase agreements(1)	60,000	—	60,000	—	—	60,000
Total Liabilities	$1,379,193	$—	$1,379,193	$210,744	$11,215	$1,157,234

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2018:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$263,349	$—	$263,349	$70,322	$99,199	$93,828
Total derivatives, subject to a master netting arrangement or similar arrangement	263,349	—	263,349	70,322	99,199	93,828
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	7,072	—	7,072	—	—	7,072
Embedded derivative - GLWB	105,272	—	105,272	—	—	105,272
Other	136	—	136	—	—	136
Total derivatives, not subject to a master netting arrangement or similar arrangement	112,480	—	112,480	—	—	112,480
Total derivatives	375,829	—	375,829	70,322	99,199	206,308
Total Assets	$375,829	$—	$375,829	$70,322	$99,199	$206,308

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$125,519	$—	$125,519	$70,322	$47,856	$7,341
Total derivatives, subject to a master netting arrangement or similar arrangement	125,519	—	125,519	70,322	47,856	7,341
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	32,828	—	32,828	—	—	32,828
Embedded derivative - GLWB	289,343	—	289,343	—	—	289,343
Embedded derivative - FIA	217,288	—	217,288	—	—	217,288
Embedded derivative - IUL	90,231	—	90,231	—	—	90,231
Other	252	—	252	—	—	252
Total derivatives, not subject to a master netting arrangement or similar arrangement	629,942	—	629,942	—	—	629,942
Total derivatives	755,461	—	755,461	70,322	47,856	637,283
Repurchase agreements(1)	418,090	—	418,090	—	—	418,090
Total Liabilities	$1,173,551	$—	$1,173,551	$70,322	$47,856	$1,055,373

(1) Borrowings under repurchase agreements are for a term less than 90 days.

9.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2019, the Company’s mortgage loan holdings were approximately $9.1 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2019, assuming the loans are called at their next call dates, approximately $70.3 million of principal would become due for the remainder of 2019, $789.6 million in 2020 through 2024 and $60.0 million in 2025 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2019 and December 31, 2018, approximately $669.5 million and $700.6 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2019 and 2018, the Company recognized $12.0 million and $14.2 million, and $5.1 million and $12.4 million, respectively, of participating mortgage loan income.
As of June 30, 2019, $0.8 million of the Company’s invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2019, the Company recognized three troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. During the three and six months ended June 30, 2019, the Company did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. The Company did not identify any loans whose principal was permanently impaired during the three and six months ended June 30, 2019.
As of June 30, 2019 and December 31, 2018, the Company had an allowance for mortgage loan credit losses of $2.5 million and $1.3 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.
As of June 30, 2019 and December 31, 2018, the Company had an allowance for mortgage loan credit losses of $2.5 million and $1.3 million, respectively, which is shown in the chart below.

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Beginning balance	$1,296	$—
Charge offs	(350)	—
Recoveries	—	(209)
Provision	1,535	1,505
Ending balance	$2,481	$1,296
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
The carrying value of the delinquent loans is shown in the following chart.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of June 30, 2019	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$8,405	$—	$83	$8,488
Number of delinquent commercial mortgage loans	2	—	1	3

As of December 31, 2018
Commercial mortgage loans	$1,044	$—	$1,234	$2,278
Number of delinquent commercial mortgage loans	4	—	1	5

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
The following table includes the recorded investment, unpaid principal balance, related allowance, average recorded investment, interest income recognized, and cash basis interest income of commercial loan portfolio as of June 30, 2019 and December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of June 30, 2019
Commercial mortgage loans:
With no related allowance recorded	$83	$83	$—	$83	$—	$—
With an allowance recorded	$9,445	$9,305	$2,481	$3,148	$184	$217

As of December 31, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	$5,684	$5,309	$1,296	$1,895	$267	$293
     Mortgage loans that were modified in a troubled debt restructuring as of June 30, 2019 and December 31, 2018 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of June 30, 2019
Troubled debt restructuring:
Commercial mortgage loans	1	$1,114	$759

As of December 31, 2018
Troubled debt restructuring:
Commercial mortgage loans	1	$2,688	$1,742

10.    DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt
Debt and subordinated debt are summarized as follows:

	As of
	June 30, 2019		December 31, 2018
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Credit Facility	$—	$—	$—	$—
Term Loan Credit Agreement	600,000	599,627	—	—
Capital lease obligation	2,560	2,560	1,319	1,319
7.375% Senior Notes (2009), due 2019	400,000	406,627	400,000	416,469
8.45% Senior Notes (2009), due 2039	180,719	273,029	190,044	288,547
4.30% Senior Notes (2018), due 2028	400,000	395,714	400,000	395,492
	$1,583,279	$1,677,557	$991,363	$1,101,827
Subordinated debt (year of issue):
5.35% Subordinated Debentures (2017), due 2052	$500,000	$495,494	$500,000	$495,426
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	55,000	55,000
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	55,000	55,000
	$610,000	$605,494	$610,000	$605,426
During the six months ended June 30, 2019, the Company repurchased and subsequently extinguished $14.1 million (par value - $9.3 million) of the Company’s 8.45% Senior Notes due 2039. These repurchases resulted in a $1.1 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.
During 2019, the Company entered into a $600.0 million Term Loan Credit Agreement, due 2024. The loan is classified as debt on the Company’s balance sheet and is carried net of the associated deferred issuance expenses of $0.4 million. The loan pays interest at a rate equal to the one-month LIBOR plus 100 bps. The Company used the net loan proceeds to assist with funding the GWL&A transaction.
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

On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the "Credit Facility"). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2019. There was no outstanding balance as of June 30, 2019.

Non-Recourse Funding Obligations

Non-recourse funding obligations outstanding as of June 30, 2019, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,803,000	$1,803,000	2039	4.75%
Golden Gate II Captive Insurance Company	20,600	17,729	2052	5.60%
Golden Gate V Vermont Captive Insurance Company(2)(3)	695,000	753,503	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,306	2024	6.19%
Total	$2,519,691	$2,576,538

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
(3) Fixed rate obligations
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2019, the fair value of securities pledged under the repurchase program was $62.6 million, and the repurchase obligation of $60.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 246 basis points). During the six months ended June 30, 2019, the maximum balance outstanding at any one point in time related to these programs was $540.0 million. The average daily balance was $104.8 million (at an average borrowing rate of 247 basis points) during the six months ended June 30, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million, and the repurchase obligation of $418.1 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 245 basis points). During 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.

Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis. As of June 30, 2019, securities with a fair value of $75.1 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of June 30, 2019, the fair value of the collateral related to this program was $66.9 million and the Company has an obligation to return $66.9 million of collateral to the securities borrowers.
The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of June 30, 2019 and December 31, 2018:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2019
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$62,611	$—	$—	$—	$62,611
Total repurchase agreements and repurchase-to-maturity transactions	62,611	—	—	—	62,611
Securities lending transactions
Corporate securities	57,941	—	—	—	57,941
Equity securities	14,642	—	—	—	14,642
Other government related securities	2,488	—	—	—	2,488
Total securities lending transactions	75,071	—	—	—	75,071
Total securities	$137,682	$—	$—	$—	$137,682

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2018
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$433,182	$18,713	$—	$—	$451,895
Total repurchase agreements and repurchase-to-maturity transactions	$433,182	$18,713	$—	$—	$451,895
Securities lending transactions
Fixed maturity securities	$71,285	$—	$—	$—	$71,285
Equity securities	891	—	—	—	891
Total securities lending transactions	72,176	—	—	—	72,176
Total securities	$505,358	$18,713	$—	$—	$524,071
11.    COMMITMENTS AND CONTINGENCIES
The Company has entered into indemnity agreements with each of its current directors other than those that are employees of Dai-ichi Life that provide, among other things and subject to certain limitations, a contractual right to indemnification to the fullest extent permissible under the law. The Company has agreements with certain of its officers providing up to $10.0 million in indemnification. These obligations are in addition to the customary obligation to indemnify officers and directors contained in the Company’s governance documents.
The Company leases administrative and marketing office space in approximately 19 cities (excluding the home office building), as well as various office equipment. Most leases have terms ranging from 1 to 10. Leases with an initial term of 12 months or less are not recorded on the consolidated condensed balance sheet. The Company accounts for lease components separately from non-lease components (e.g., common area maintenance). Certain of the Company’s lease agreements include options to renew at its discretion. Management has concluded that the Company is not reasonably certain to elect any of these renewal options. The Company will use the interest rates received on its funding agreement backed notes as the collateralized discount rate when calculating the present value of remaining lease payments when the rate implicit in the lease is unavailable. Additionally, the Company previously leased a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75.0 million. The building is recorded in property and equipment on the consolidated condensed balance sheet.

Under the insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature, or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales, refund, or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The financial services and insurance industries in particular are also sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or regulatory actions or other actions resulting from such investigations. The Company, in the ordinary course of business, is involved in such matters.

The Company establishes liabilities for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no liability is established. For such matters, the Company may provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis and updates its established liabilities, disclosures, and estimates of reasonably possible losses or range of loss based on such reviews.
Certain of the Company’s insurance subsidiaries, as well as certain other insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including the early stages of the audits being conducted, and uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with certain co-insured policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits reasonably estimable.
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

Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS. On June 20, 2019, the Delaware Court of Chancery entered an order approving a Revised Offset Plan, which allows cedents, including the Company, to offset premiums under certain circumstances.

As of June 30, 2019, the Company had outstanding claims receivable from SRUS of $20.5 million, and other exposures associated with reinsurance receivables of approximately $102.3 million and statutory reserve credit of approximately $118.2 million. The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. However, management does not have access to current information about the assets or capital position of SRUS. Additionally, it is unclear how the rehabilitation process will proceed or whether or to what extent the ultimate outcome of the rehabilitation process will be unfavorable to the Company.

The Company considered whether the accrual of a loss contingency under FASB ASC Topic 450, Contingencies, was appropriate with respect to amounts receivable from SRUS for ceded claims and reserves as of June 30, 2019. Due to the lack of sufficient information to support an analysis of SRUS's financial condition as of June 30, 2019 and uncertainty regarding whether and to what extent the ultimate outcome of the rehabilitation process will result in an outcome unfavorable to the Company, management concluded that any possible impairment of its reinsurance receivables balance could not be reasonably estimated.

12.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the three and six months ended June 30, 2019 and 2018, are as follows:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2019		2018		2019		2018
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,114	$285	$3,441	$387	$6,228	$570	$6,882	$774
Interest cost on projected benefit obligation	2,778	371	2,397	359	5,556	742	4,794	718
Expected return on plan assets	(4,463)	—	(4,026)	—	(8,926)	—	(8,052)	—
Amortization of actuarial loss	—	74	—	265	—	148	—	530
Preliminary net periodic benefit cost	1,429	730	1,812	1,011	2,858	1,460	3,624	2,022
Settlement/curtailment expense	—	—	—	—	—		—	—
Total net periodic benefit costs	$1,429	$730	$1,812	$1,011	$2,858	$1,460	$3,624	$2,022
During the six months ended June 30, 2019, the Company did not make a contribution to its defined benefit pension plan. The Company will make contributions in future periods as necessary to at least satisfy minimum funding requirements, to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers. The Company may also make additional discretionary contributions in excess of the contribution amounts established by the current funding policy.

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2019 and December 31, 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2017	$25,874	$747	$(13,925)	$12,696
Other comprehensive income (loss) before reclassifications	(1,420,499)	(1,884)	(3,546)	(1,425,929)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(20,751)	—	—	(20,751)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	15,651	1,130	1,989	18,770
Cumulative effect adjustments	(10,552)	—	—	(10,552)
Balance, December 31, 2018	$(1,410,277)	$(7)	$(15,482)	$(1,425,766)
Other comprehensive income (loss) before reclassifications	2,131,443	(4,754)	—	2,126,689
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	24,316	—	—	24,316
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(1,876)	486	—	(1,390)
Cumulative effect adjustments	—	—	—	—
Balance, June 30, 2019	$743,606	$(4,275)	$(15,482)	$723,849

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  As of December 31, 2018 and June 30, 2019, net unrealized losses reported in AOCI were offset by $613.4 million and $(343.1) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three and six months ended June 30, 2019 and 2018.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Affected Line Item in the Condensed Consolidated
Gains/(losses) in net income:	Statements of Income	For The Three Months Ended June 30,		For The Six Months Ended June 30,
		2019	2018	2019	2018
		(Dollars In Thousands)
Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(336)	$(205)	$(614)	$(318)
	Tax (expense) benefit	70	43	128	67
		$(266)	$(162)	$(486)	$(251)

Unrealized gains and losses on available-for-sale securities	Realized investment gains (losses): All other investments	$1,098	$5,539	$6,215	$8,322
	Net impairment losses recognized in earnings	(698)	(5)	(3,840)	(3,650)
	Tax (expense) benefit	(84)	(1,162)	(499)	(981)
		$316	$4,372	$1,876	$3,691
(1) See Note 7, Derivative Financial Instruments for additional information.
14.    INCOME TAXES
The Company used its respective estimates for its annual 2019 and 2018 incomes in computing its effective income tax rates for the three and six months ended June 30, 2019 and 2018. The effective tax rates for the three and six months ended June 30, 2019 and 2018, were 16.9% and 19.2% and 17.5% and 18.4%, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Balance, beginning of period	$7,134	$11,353
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	—	—
Reductions of tax positions of prior years:
Changes in judgment	—	(4,219)
Settlements during the period	(5,343)	—
Lapses of applicable statute of limitations	—	—
Balance, end of period	$1,791	$7,134
Included in the end of period balance above, as of June 30, 2019 and December 31, 2018 there were no unrecognized tax benefits for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. As of December 31, 2017, there were approximately $0.7 million of such unrecognized tax benefits. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $1.8 million, $7.1 million, and $11.4 million for the period ending June 30, 2019 and the years ending December 31, 2018 and 2017, respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. These amounts were a $0.6 million detriment, $0.04 million detriment, and a $2.4 million benefit for the period ending June 30, 2019 and the years ending December 31, 2018 and 2017, respectively (before taking into account the related income tax benefit associated with such an expense).
In April, 2019, the IRS proposed favorable and unfavorable adjustments to the Company’s 2014 through 2016 reported taxable income. The Company agreed to these adjustments. The resulting taxes have not yet been settled but settlement will not materially impact the Company or its effective tax rate. This agreement with the IRS is the primary cause for the reductions of unrecognized tax benefits shown in the chart above.
The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.

Statute of limitations for years before 2017 are still open but, in general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2017.
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

•
The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Life Marketing and/or Annuities segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

The Company's management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company's measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of DAC, value of business acquired (“VOBA”), and certain policy liabilities that is impacted by the exclusion of these items.
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
There were no significant intersegment transactions during the three and six months ended June 30, 2019 and 2018.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenues
Life Marketing	$441,559	$414,954	$898,899	$849,870
Acquisitions	667,031	509,639	1,276,973	888,733
Annuities	100,407	133,177	239,624	283,890
Stable Value Products	67,585	45,748	127,164	99,616
Asset Protection	76,014	77,814	152,212	154,189
Corporate and Other	66,179	62,576	137,933	133,442
Total revenues	$1,418,775	$1,243,908	$2,832,805	$2,409,740
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(462)	$(7,737)	$772	$(25,586)
Acquisitions	69,810	59,038	144,722	114,558
Annuities	45,271	55,934	99,487	96,465
Stable Value Products	28,106	19,992	50,345	49,072
Asset Protection	9,211	7,166	18,954	13,384
Corporate and Other	(20,445)	(17,797)	(40,119)	(38,476)
Pre-tax adjusted operating income	131,491	116,596	274,161	209,417
Realized (losses) gains on investments and derivatives	(1,417)	(17,824)	30,828	(18,847)
Income before income tax	130,074	98,772	304,989	190,570
Income tax expense	(21,963)	(17,277)	(58,594)	(34,963)
Net income	$108,111	$81,495	$246,395	$155,607

Pre-tax adjusted operating income	$131,491	$116,596	$274,161	$209,417
Adjusted operating income tax (expense) benefit	(22,261)	(20,877)	(52,120)	(38,920)
After-tax adjusted operating income	109,230	95,719	222,041	170,497
Realized (losses) gains on investments and derivatives	(1,417)	(17,824)	30,828	(18,847)
Income tax benefit (expense) on adjustments	298	3,600	(6,474)	3,957
Net income	$108,111	$81,495	$246,395	$155,607

Realized investment (losses) gains:
Derivative financial instruments	$(148,049)	$12,265	$(267,720)	$90,324
All other investments	99,502	(49,602)	229,092	(137,201)
Net impairment losses recognized in earnings	(698)	(5)	(3,840)	(3,650)
Less: related amortization(1)	(26,840)	1,763	(31,201)	10,919
Less: VA GLWB economic cost	(20,988)	(21,281)	(42,095)	(42,599)
Realized (losses) gains on investments and derivatives	$(1,417)	$(17,824)	$30,828	$(18,847)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of June 30, 2019
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$15,433,940	$52,753,065	$21,206,967	$5,688,707
DAC and VOBA	1,494,118	914,610	890,214	6,877
Other intangibles	253,243	38,291	172,420	7,056
Goodwill	215,254	23,862	343,247	113,924
Total assets	$17,396,555	$53,729,828	$22,612,848	$5,816,564

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,055,887	$16,390,407	$112,528,973
DAC and VOBA	168,738	—	3,474,557
Other intangibles	117,374	28,547	616,931
Goodwill	129,224	—	825,511
Total assets	$1,471,223	$16,418,954	$117,445,972

	Operating Segment Assets As of December 31, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,575,702	$31,859,520	$20,199,597	$5,107,334
DAC and VOBA	1,499,386	458,977	889,697	6,121
Other intangibles	262,758	31,975	156,785	7,389
Goodwill	215,254	23,862	343,247	113,924
Total assets	$16,553,100	$32,374,334	$21,589,326	$5,234,768

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,019,297	$12,715,208	$85,476,658
DAC and VOBA	168,973	—	3,023,154
Other intangibles	122,590	31,934	613,431
Goodwill	129,224	—	825,511
Total assets	$1,440,084	$12,747,142	$89,938,754

16.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to June 30, 2019, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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
We also make available to the public current information, including financial information, regarding the Company and our affiliates on the Financial Information page of our website, www.protective.com. We encourage investors, the media, and others interested in us and our affiliates to review the information we post on our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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

•
Acquisitions—We focus on acquiring, converting, and/or servicing policies and contracts from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Life Marketing and/or Annuities segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

RECENT SIGNIFICANT TRANSACTIONS
Great-West Life & Annuity Insurance Company
On January 23, 2019, PLICO entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”), and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY, and CLAC, the “Sellers”), pursuant to which PLICO acquired via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”).
On June 3, 2019, PLICO and PLAIC completed the Transaction (the “Closing”). Pursuant to the GWL&A Master Transaction Agreement, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to PLICO and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the Closing was $767.1 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to the Company and PLAIC as of the Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. To support its obligations under the GWL&A Reinsurance Agreements, PLICO established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by the Company.

The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties, and covenants.

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

•
a disruption or cyber attack affecting the electronic, communication, and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect our business, financial condition, and results of operations;

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

•	we are dependent on the performance of others;

•	our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;

•	our strategies for mitigating risks arising from our day-to-day operations may prove ineffective, resulting in a material adverse effect on our results of operations and financial condition;

•	events that damage our reputation or the reputation of our industry could adversely impact our business, results of operations, or financial condition;

•	we may not be able to protect our intellectual property and may be subject to infringement claims;

•	developments in technology may impact our business;
Financial Environment

•	interest rate fluctuations and sustained periods of low or high interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;

•	our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

•	credit market volatility or disruption could adversely impact the Company’s financial condition or results from operations;

•	disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity and financial needs;

•	equity market volatility could negatively impact our business;

•	our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

•	our ability to grow depends in large part upon the continued availability of capital;

•	we could be forced to sell investments at a loss to cover policyholder withdrawals;

•	difficult general economic conditions could materially adversely affect our business and results of operations;

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

Industry and Regulation

•	the business of our company is highly regulated and is subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•	we may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives;

•	NAIC actions, pronouncements, and initiatives may affect our product profitability, reserve and capital requirements, financial condition, or results of operations;

•
our use of captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products, may be limited or adversely affected by regulatory action, pronouncements, and interpretations;

•	laws, regulations, and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;

•	we are subject to insurance guaranty fund laws, rules, and regulations that could adversely affect our financial condition or results of operations;

•	we are subject to insurable interest laws, rules and regulations that could adversely affect our financial condition or results of operations;

•	the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;

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
For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part II, Item 1A, Risk Factors of this report and Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K.
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
The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(462)	$(7,737)	$772	$(25,586)
Acquisitions	69,810	59,038	144,722	114,558
Annuities	45,271	55,934	99,487	96,465
Stable Value Products	28,106	19,992	50,345	49,072
Asset Protection	9,211	7,166	18,954	13,384
Corporate and Other	(20,445)	(17,797)	(40,119)	(38,476)
Pre-tax adjusted operating income	131,491	116,596	274,161	209,417
Realized (losses) gains on investments and derivatives	(1,417)	(17,824)	30,828	(18,847)
Income before income tax	130,074	98,772	304,989	190,570
Income tax expense	(21,963)	(17,277)	(58,594)	(34,963)
Net income	$108,111	$81,495	$246,395	$155,607

Pre-tax adjusted operating income	$131,491	$116,596	$274,161	$209,417
Adjusted operating income tax (expense) benefit	(22,261)	(20,877)	(52,120)	(38,920)
After-tax adjusted operating income	109,230	95,719	222,041	170,497
Realized (losses) gains on investments and derivatives	(1,417)	(17,824)	30,828	(18,847)
Income tax benefit (expense) on adjustments	298	3,600	(6,474)	3,957
Net income	$108,111	$81,495	$246,395	$155,607

Realized investment (losses) gains:
Derivative financial instruments	$(148,049)	$12,265	$(267,720)	$90,324
All other investments	99,502	(49,602)	229,092	(137,201)
Net impairment losses recognized in earnings	(698)	(5)	(3,840)	(3,650)
Less: related amortization(1)	(26,840)	1,763	(31,201)	10,919
Less: VA GLWB economic cost	(20,988)	(21,281)	(42,095)	(42,599)
Realized (losses) gains on investments and derivatives	$(1,417)	$(17,824)	$30,828	$(18,847)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Net income for the three months ended June 30, 2019 was $108.1 million, an increase of $26.6 million. Pre-tax adjusted operating income was $131.5 million, an increase of $14.9 million. The increase consisted of a $7.3 million increase in the Life Marketing segment, a $10.8 million increase in the Acquisitions segment, a $2.0 million increase in the Asset Protection segment, and a $8.1 million increase in the Stable Value Products segment. These increases were partially offset by a $10.7 million decrease in the Annuities segment and a $2.6 million decrease in the Corporate and Other segment.
Net realized losses on investments and derivatives for the three months ended June 30, 2019 was $1.4 million as compared to net realized losses of $17.8 million for the three months ended June 30, 2018.

•
Life Marketing segment pre-tax adjusted operating loss was $0.5 million for the three months ended June 30, 2019, representing an increase of $7.3 million from the three months ended June 30, 2018. The increase was primarily due to higher investment income, higher revenue in the segment’s non-insurance operations, and lower DAC and VOBA amortization in the traditional life block, partly offset by higher life claims. Universal life claims were approximately $10.5 million higher while traditional life claims were approximately $5.4 million lower for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018.

•
Acquisitions segment pre-tax adjusted operating income was $69.8 million for the three months ended June 30, 2019, an increase of $10.8 million as compared to the three months ended June 30, 2018, primarily due to addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added three months of pre-tax adjusted operating income in the second quarter of 2019, as compared to only two months in the second quarter of 2018. This was partly offset by the expected runoff of the in-force blocks of business, as well as the unfavorable impact of $3.7 million from the GWL&A transaction.

•
Annuities segment pre-tax adjusted operating income was $45.3 million for the three months ended June 30, 2019, as compared to $55.9 million for the three months ended June 30, 2018, a decrease of $10.7 million, or 19.1%. This variance was primarily the result of lower variable annuities (“VA”) fee income and an unfavorable change in single premium immediate annuities ("SPIA") mortality. Segment results were minimally impacted by unlocking for the three months ended June 30, 2019, as compared to $1.6 million of unfavorable unlocking for the three months ended June 30, 2018.

•
Stable Value segment pre-tax adjusted operating income was $28.1 million, an increase of $8.1 million, or 40.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase in pre-tax adjusted operating income primarily resulted from higher participating mortgage income and higher average account balances. Participating mortgage income for the three months ended June 30, 2019, was $10.7 million as compared to $5.0 million for the three months ended June 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 8 basis points for the three months ended June 30, 2019, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $9.2 million, representing an increase of $2.0 million, or 28.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Earnings from the GAP product line increased $1.3 million due to lower loss ratios. Service contract earnings increased $0.9 million primarily due to higher administrative fees and investment income. Earnings from the credit insurance product line decreased $0.2 million due to higher ceded premiums and lower volume.

•
The Corporate and Other segment pre-tax adjusted operating loss was $20.4 million for the three months ended June 30, 2019, as compared to a pre-tax adjusted operating loss of $17.8 million for the three months ended June 30, 2018. The increased operating loss was primarily due to a decrease in other income and an increase in general operating expenses.

For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
Net income for the six months ended June 30, 2019 was $246.4 million, an increase of $90.8 million. Pre-tax adjusted operating income was $274.2 million, an increase of $64.7 million. The increase consisted of a $26.4 million increase in the Life Marketing segment, a $30.2 million increase in the Acquisitions segment, a $3.0 million increase in the Annuities segment, a $5.6 million increase in the Asset Protection segment, and a $1.3 million increase in the Stable Value Products segment. These increases were partially offset by a $1.6 million decrease in the Corporate and Other segment.
Net realized gains on investments and derivatives for the six months ended June 30, 2019 was $30.8 million as compared to net realized losses of $18.8 million for the six months ended June 30, 2018.

•
Life Marketing segment pre-tax adjusted operating income was $0.8 million for the six months ended June 30, 2019, representing an increase of $26.4 million from the six months ended June 30, 2018. The increase was primarily due to higher investment income, lower expenses, lower DAC and VOBA amortization and lower claims in the traditional life block, partly offset by higher claims in the universal life block. Universal life claims were approximately $10.7 million higher while traditional life claims were approximately $11.2 million lower for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.

•
Acquisitions segment pre-tax adjusted operating income was $144.7 million for the six months ended June 30, 2019, an increase of $30.2 million as compared to the six months ended June 30, 2018, primarily due to the addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added $46.6 million of pre-tax adjusted operating income for the six months ended June 30, 2019, an increase of $39.5 million as compared to the six months ended

June 30, 2018. This was partly offset by the expected runoff of the in-force blocks of business, as well as the unfavorable impact of $3.7 million from the GWL&A transaction.

•
Annuities segment pre-tax adjusted operating income was $99.5 million for the six months ended June 30, 2019, as compared to $96.5 million for the six months ended June 30, 2018, an increase of $3.0 million, or 3.1%. This variance was primarily the result of favorable unlocking, increased interest spreads and a favorable change in guaranteed benefit reserves, partially offset by a decline in VA fee income and an unfavorable change in SPIA mortality. Segment results were positively impacted by $7.7 million of favorable unlocking for the six months ended June 30, 2019, as compared to $6.9 million of unfavorable unlocking for the six months ended June 30, 2018.

•
Stable Value segment pre-tax adjusted operating income was $50.3 million, an increase of $1.3 million, or 2.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in pre-tax adjusted operating income primarily resulted from higher average account balances. Participating mortgage income for the six months ended June 30, 2019, was $11.5 million as compared to $11.8 million for the six months ended June 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 19 basis points for the six months ended June 30, 2019, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $19.0 million, representing an increase of $5.6 million, or 41.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Earnings from the GAP product line increased $4.0 million due to lower loss ratios. Service contract earnings increased $1.4 million primarily due to higher administrative fees and investment income. Earnings from the credit insurance product line increased $0.2 million primarily due to lower expenses.

•
The Corporate and Other segment pre-tax adjusted operating loss was $40.1 million for the six months ended June 30, 2019, as compared to a pre-tax adjusted operating loss of $38.5 million for the six months ended June 30, 2018. The increased operating loss was primarily due to an increase in corporate overhead expenses, partially offset by an increase in net investment income due to increased asset balances and increased yields.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$492,782	$505,861	$980,887	$993,811
Reinsurance ceded	(220,978)	(266,107)	(429,387)	(486,129)
Net premiums and policy fees	271,804	239,754	551,500	507,682
Net investment income	143,955	139,903	285,174	275,259
Other income	33,141	31,997	64,121	63,906
Total operating revenues	448,900	411,654	900,795	846,847
Realized investment gains (losses)	(7,341)	3,300	(1,896)	3,023
Total revenues	441,559	414,954	898,899	849,870
BENEFITS AND EXPENSES
Benefits and settlement expenses	374,928	336,965	744,024	698,116
Amortization of DAC/VOBA	28,527	33,792	60,546	65,446
Other operating expenses	45,907	48,634	95,453	108,871
Operating benefits and settlement expenses	449,362	419,391	900,023	872,433
Amortization related to benefits and settlement expenses	(7,076)	(32)	(6,904)	3,386
Amortization of DAC/VOBA related to realized gains (losses) - investments	407	480	1,755	386
Total benefits and expenses	442,693	419,839	894,874	876,205
INCOME (LOSS) BEFORE INCOME TAX	(1,134)	(4,885)	4,025	(26,335)
Less: realized gains (losses)	(7,341)	3,300	(1,896)	3,023
Less: amortization related to benefits and settlement expenses	7,076	32	6,904	(3,386)
Less: related amortization of DAC/VOBA	(407)	(480)	(1,755)	(386)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(462)	$(7,737)	$772	$(25,586)

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$13,355	$13,558	$27,500	$26,150
Universal life	27,656	31,877	55,753	61,636
	$41,011	$45,435	$83,253	$87,786
Sales By Distribution Channel
Traditional brokerage	$26,869	$37,763	$54,148	$71,573
Institutional	12,136	5,412	25,001	11,722
Direct	2,006	2,260	4,104	4,491
	$41,011	$45,435	$83,253	$87,786
Average Life Insurance In-force(2)
Traditional	$358,374,682	$349,391,858	$357,745,705	$347,257,597
Universal life	287,131,903	276,884,393	286,257,024	274,837,394
	$645,506,585	$626,276,251	$644,002,729	$622,094,991
Average Account Values
Universal life	$7,802,418	$7,740,055	$7,800,099	$7,728,539
Variable universal life	791,619	766,183	763,050	768,878
	$8,594,037	$8,506,238	$8,563,149	$8,497,417

(1) Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.

(2) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Insurance companies:
First year commissions	$38,592	$49,890	$82,664	$98,242
Renewal commissions	9,772	10,687	19,700	20,516
First year ceding allowances	(235)	(94)	(406)	(226)
Renewal ceding allowances	(48,140)	(43,883)	(93,097)	(78,658)
General & administrative	54,168	57,946	109,652	113,811
Taxes, licenses, and fees	9,797	9,304	19,635	19,850
Other operating expenses incurred	63,954	83,850	138,148	173,535
Less: commissions, allowances & expenses capitalized	(52,039)	(67,618)	(109,621)	(130,781)
Other insurance company operating expenses	11,915	16,232	28,527	42,754
Distribution companies:
Commissions	24,121	23,357	47,834	46,710
Other operating expenses	9,871	9,045	19,092	19,407
Other distribution company operating expenses	33,992	32,402	66,926	66,117
Other operating expenses	$45,907	$48,634	$95,453	$108,871
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $0.5 million for the three months ended June 30, 2019, representing an increase of $7.3 million from the three months ended June 30, 2018. The increase was primarily due to higher investment income, higher revenue in the segment’s non-insurance operations, and lower DAC and VOBA amortization in the traditional life block, partly offset by higher claims. Universal life claims were approximately $10.5 million higher while traditional life claims were approximately $5.4 million lower for the three months ended June 30, 2019 when compared to three months ended June 30, 2018.

Operating revenues
Total operating revenues for the three months ended June 30, 2019, increased $37.2 million, or 9.0%, as compared to the three months ended June 30, 2018. This increase was driven by higher premiums and policy fees, higher investment income, and higher distribution company revenue for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018.
Net premiums and policy fees
Net premiums and policy fees increased by $32.1 million, or 13.4%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to higher net premiums, mostly in the traditional life block.
Net investment income
Net investment income in the segment increased $4.1 million, or 2.9%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, driven by higher universal life investment income of $4.0 million, due to growth in reserves in the block.
Other income
Other income increased $1.1 million, or 3.6%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to higher revenue in the segment’s non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $38.0 million, or 11.3%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, driven by an increase in reserves, partly offset by unlocking. For the three months ended June 30, 2019, universal life unlocking increased policy benefits and settlement expenses $2.0 million, as compared to an increase of $4.1 million for the three months ended June 30, 2018.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $5.3 million, or 15.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower amortization in the traditional life block, offset in part by unlocking in the universal life block. For the three months ended June 30, 2019, universal life unlocking increased amortization $1.3 million, as compared to an increase of $0.8 million for the three months ended June 30, 2018.
Other operating expenses
Other operating expenses decreased $2.7 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This decrease was primarily driven by higher ceding allowances and lower commissions, partly offset by higher new business costs after capitalization.
Sales
Sales for the segment decreased $4.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower sales in the universal life product line.
For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating income was $0.8 million for the six months ended June 30, 2019, representing an increase of $26.4 million from the six months ended June 30, 2018. The increase was primarily due to higher investment income, lower expenses, lower DAC and VOBA amortization and lower claims in the traditional life block, partly offset by higher claims in the universal life block. Universal life claims were approximately $10.7 million higher while traditional life claims were approximately $11.2 million lower for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.
Operating revenues
Total operating revenues for the six months ended June 30, 2019 increased $53.9 million, or 6.4%, as compared to the six months ended June 30, 2018. This increase was driven by higher premiums and policy fees and investment income.
Net premiums and policy fees
Net premiums and policy fees increased by $43.8 million, or 8.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to higher net premiums, mostly in the traditional life block.
Net investment income
Net investment income in the segment increased $9.9 million, or 3.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, driven by higher universal life investment income of $7.7 million, due to growth in reserves in the block, and higher distribution company investment income of $2.4 million.
Other income
Other income increased $0.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 due to higher revenue in the segment’s non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $45.9 million, or 6.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, driven by an increase in reserves, partly offset by unlocking. For the six months ended June 30, 2019, universal life unlocking decreased policy benefits and settlement expenses $1.1 million, as compared to an increase of $7.9 million for the six months ended June 30, 2018.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $4.9 million, or 7.5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to lower amortization in the traditional life block and favorable unlocking in the universal life block. For the six months ended June 30, 2019, universal life unlocking decreased amortization $0.2 million, as compared to an increase of $5.0 million for the six months ended June 30, 2018.
Other operating expenses
Other operating expenses decreased $13.4 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This decrease was primarily driven by higher ceding allowances and lower commissions, partly offset by higher new business costs after capitalization.

Sales
Sales for the segment decreased $4.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to lower sales in the universal life product line.
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
Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(220,978)	$(266,107)	$(429,387)	$(486,129)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(174,365)	(214,580)	(342,460)	(447,718)
Amortization of DAC/VOBA	(1,063)	(1,388)	(2,228)	(2,711)
Other operating expenses(1)	(46,743)	(42,374)	(90,161)	(75,850)
Total benefits and expenses	(222,171)	(258,342)	(434,849)	(526,279)

NET IMPACT OF REINSURANCE	$1,193	$(7,765)	$5,462	$40,150

Allowances received	$(48,375)	$(43,977)	$(93,503)	$(78,884)
Less: Amount deferred	1,632	1,603	3,342	3,034
Allowances recognized (ceded other operating expenses)(1)	$(46,743)	$(42,374)	$(90,161)	$(75,850)
(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 326% to 342%. The Life Marketing segment’s reinsurance programs do not materially impact the other income line of our income statement.
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
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
The lower ceded premium and policy fees for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was caused primarily by lower ceded traditional life premiums of $43.2 million.
Ceded benefits and settlement expenses were lower for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower ceded reserves and ceded claims. Traditional life ceded reserves were $46.1 million lower as compared to the three months ended June 30, 2018, partially offset by higher universal life ceded reserves of $20.6 million. Ceded claims were $14.1 million lower as compared to the three months ended June 30, 2018, primarily due to lower universal life ceded claims of $15.3 million.
Ceded amortization of DAC and VOBA decreased slightly for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Ceded other operating expenses increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to higher ceding allowances on the universal life block. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.
For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
The lower ceded premium and policy fees for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was caused primarily by lower ceded traditional life premiums of $68.4 million, partially offset by higher ceded universal life policy fees of $11.6 million.
Ceded benefits and settlement expenses were lower for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to lower ceded claims. Universal life and traditional life ceded claims were $20.7 million lower and $55.9 million lower, respectively, as compared to the six months ended June 30, 2018.
Ceded amortization of DAC and VOBA decreased slightly for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Ceded other operating expenses increased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due in part to a settlement in the prior year that reduced ceding allowances by approximately $6.2 million. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$333,515	$312,608	$656,887	$589,397
Reinsurance ceded	(69,289)	(78,593)	(130,221)	(156,245)
Net premiums and policy fees	264,226	234,015	526,666	433,152
Net investment income	355,761	278,865	680,272	462,462
Other income	27,912	3,329	31,680	6,918
Total operating revenues	647,899	516,209	1,238,618	902,532
Realized investment gains (losses)	19,132	(6,570)	38,355	(13,799)
Total revenues	667,031	509,639	1,276,973	888,733
BENEFITS AND EXPENSES
Benefits and settlement expenses	508,542	416,214	985,199	722,308
Amortization of VOBA	11,978	2,492	10,508	1,318
Other operating expenses	57,569	38,465	98,189	64,348
Operating benefits and expenses	578,089	457,171	1,093,896	787,974
Amortization related to benefits and settlement expenses	2,280	4,366	4,443	5,530
Amortization of VOBA related to realized gains (losses) - investments	59	862	453	405
Total benefits and expenses	580,428	462,399	1,098,792	793,909
INCOME BEFORE INCOME TAX	86,603	47,240	178,181	94,824
Less: realized gains (losses)	19,132	(6,570)	38,355	(13,799)
Less: amortization related to benefits and settlement expenses	(2,280)	(4,366)	(4,443)	(5,530)
Less: related amortization of VOBA	(59)	(862)	(453)	(405)
PRE-TAX ADJUSTED OPERATING INCOME	$69,810	$59,038	$144,722	$114,558

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$242,688,694	$225,872,573	$233,623,764	$222,001,290
Universal life	50,018,819	29,432,690	40,922,491	27,824,572
	$292,707,513	$255,305,263	$274,546,255	$249,825,862
Average Account Values
Universal life	$12,441,649	$6,159,958	$10,225,765	$5,160,024
Fixed annuity(2)	12,121,489	7,720,552	11,885,792	5,633,029
Variable annuity	1,120,690	1,187,754	1,094,050	1,196,569
	$25,683,828	$15,068,264	$23,205,607	$11,989,622
Interest Spread - Fixed Annuities
Net investment income yield	4.37%	4.04%	4.32%	4.07%
Interest credited to policyholders	3.18%	3.49%	3.36%	3.42%
Interest spread(3)	1.19%	0.55%	0.96%	0.65%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $69.8 million for the three months ended June 30, 2019, an increase of $10.8 million as compared to the three months ended June 30, 2018, primarily due to the addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added three months of pre-tax adjusted operating income in the second quarter of 2019, as compared to only two months in the second quarter of 2018. This was partly offset by the expected runoff of the in-force blocks of business, as well as the unfavorable impact of $3.7 million from the GWL&A transaction.
Operating revenues
Net premiums and policy fees increased $30.2 million, or 12.9% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the premiums associated with the Liberty and GWL&A reinsurance transactions more than offsetting the expected runoff of the in-force blocks of business. Liberty net premiums and policy fees increased $27.3 million with the addition of an extra month as compared to the second quarter of 2018. Net investment income increased $76.9 million, or 27.6%, for the three months ended June 30, 2019, primarily due to the addition of one more month of Liberty net investment income and the $33.9 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $118.0 million, or 25.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $69.8 million, as well as the addition of one more month of Liberty benefits and expenses in 2019. This was partly offset by the expected runoff of the in-force blocks of business.
For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $144.7 million for the six months ended June 30, 2019, an increase of $30.2 million as compared to the six months ended June 30, 2018, primarily due to the addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added $46.6 million of pre-tax adjusted operating income for the six months ended June 30, 2019, an increase of $39.5 million as compared to the six months ended June 30, 2018. This was partly offset by the expected runoff of the in-force blocks of business, as well as the unfavorable impact of $3.7 million from the GWL&A transaction.

Operating revenues
Net premiums and policy fees increased $93.5 million, or 21.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the premiums associated with the Liberty and GWL&A reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $217.8 million, or 47.1%, for the six months ended June 30, 2019, primarily due to the addition of the Liberty reinsurance transaction and the $33.9 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $304.9 million, or 38.4%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $69.8 million, as well as the addition of four more months of Liberty business in 2019. This was partly offset by the expected runoff of the in-force blocks of business.
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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(69,289)	$(78,593)	$(130,221)	$(156,245)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(56,782)	(56,589)	(116,251)	(139,620)
Amortization of VOBA	(144)	(174)	(268)	(375)
Other operating expenses	(8,197)	(8,680)	(15,749)	(17,495)
Total benefits and expenses	(65,123)	(65,443)	(132,268)	(157,490)

NET IMPACT OF REINSURANCE(1)	$(4,166)	$(13,150)	$2,047	$1,245

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
The net impact of reinsurance was more favorable by $9.0 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower ceded revenues partly offset by lower ceded benefits and expenses. For the three months ended June 30, 2019, ceded revenues decreased by $9.3 million, while ceded benefits and expenses decreased by $0.3 million.

The net impact of reinsurance was more favorable by $0.8 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to lower ceded revenues partly offset by lower ceded benefits and expenses. For the six months ended June 30, 2019, ceded revenues decreased by $26.0 million, while ceded benefits and expenses decreased by $25.2 million.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$34,645	$38,104	$68,075	$76,748
Reinsurance ceded	—	—	—	—
Net premiums and policy fees	34,645	38,104	68,075	76,748
Net investment income	89,871	84,073	183,073	166,082
Realized investment gains (losses)	(20,988)	(21,281)	(42,095)	(42,599)
Other income	40,040	42,781	78,768	86,211
Total operating revenues	143,568	143,677	287,821	286,442
Realized investment gains (losses)	(43,161)	(10,500)	(48,197)	(2,552)
Total revenues	100,407	133,177	239,624	283,890
BENEFITS AND EXPENSES
Benefits and settlement expenses	57,874	46,761	115,820	104,131
Amortization of DAC/VOBA	1,399	2,565	(4,798)	8,932
Other operating expenses	39,024	38,417	77,312	76,914
Operating benefits and expenses	98,297	87,743	188,334	189,977
Amortization related to benefits and settlement expenses	2,577	605	6,361	528
Amortization of DAC/VOBA related to realized gains (losses) - investments	(25,087)	(4,518)	(37,309)	684
Total benefits and expenses	75,787	83,830	157,386	191,189
INCOME BEFORE INCOME TAX	24,620	49,347	82,238	92,701
Less: realized investment gains (losses)	(43,161)	(10,500)	(48,197)	(2,552)
Less: amortization related to benefits and settlement expenses	(2,577)	(605)	(6,361)	(528)
Less: related amortization of DAC/VOBA	25,087	4,518	37,309	(684)
PRE-TAX ADJUSTED OPERATING INCOME	$45,271	$55,934	$99,487	$96,465

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$625,616	$665,135	$958,194	$1,083,777
Variable annuity	64,014	72,133	109,347	161,019
	$689,630	$737,268	$1,067,541	$1,244,796
Average Account Values		.
Fixed annuity(2)	$9,709,506	$8,867,958	$9,620,734	$8,724,404
Variable annuity	12,190,463	12,887,771	12,076,929	13,020,630
	$21,899,969	$21,755,729	$21,697,663	$21,745,034
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.57%	3.63%	3.67%	3.64%
Interest credited to policyholders	2.54	2.52	2.50	2.51
Interest spread	1.03%	1.11%	1.17%	1.13%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$88,383	$274,399
GMDB Reserves	35,661	39,240
GLWB and GMAB Reserves	338,648	184,071
Account value subject to GLWB rider	8,575,733	8,399,300
GLWB Benefit Base	10,096,869	10,265,545
GMAB Benefit Base	—	1,238
S&P 500® Index	2,942	2,507

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $45.3 million for the three months ended June 30, 2019, as compared to $55.9 million for the three months ended June 30, 2018, a decrease of $10.7 million, or 19.1%. This variance was primarily the result of lower VA fee income and an unfavorable change in SPIA mortality. Segment results were minimally impacted by unlocking for the three months ended June 30, 2019, as compared to $1.6 million of unfavorable unlocking for the three months ended June 30, 2018.
Operating revenues
Segment operating revenues decreased $0.1 million, or 0.1%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower VA fee income related to a decline in variable annuity account values and higher investment income related to growth in fixed account value and. Average fixed account balances increased 9.5% and average variable account balances decreased 5.4% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased $11.1 million, or 23.8%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily the result of higher credited interest and an unfavorable change in SPIA mortality. Included in benefits and settlement expenses was $1.2 million of unfavorable unlocking for the three months ended June 30, 2019, as compared to $1.0 million of unfavorable unlocking for the three months ended June 30, 2018.
Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $1.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The favorable change was primarily due to favorable unlocking. DAC and VOBA unlocking for the three months ended June 30, 2019, was $1.2 million favorable as compared to $0.6 million unfavorable for the three months ended June 30, 2018.

Other operating expenses

Other operating expenses increased $0.6 million, or 1.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Higher non-deferred acquisition expenses and maintenance and overhead expenses were partially offset by lower non-deferred commission expenses.
Sales
Total sales decreased $47.6 million, or 6.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Sales of variable annuities decreased $8.1 million, or 11.3% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities decreased by $39.5 million, or 5.9% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to a decrease in fixed indexed annuities (“FIA”) sales.

For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $99.5 million for the six months ended June 30, 2019, as compared to $96.5 million for the six months ended June 30, 2018, an increase of $3.0 million, or 3.1%. This variance was primarily the result of favorable unlocking, increased interest spreads, and a favorable change in guaranteed benefit reserves, partially offset by a decline in VA fee income and an unfavorable change in SPIA mortality. Segment results were positively impacted by $7.7 million of favorable unlocking for the six months ended June 30, 2019, as compared to $6.9 million of unfavorable unlocking for the six months ended June 30, 2018.
Operating revenues
Segment operating revenues increased $1.4 million, or 0.5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to higher investment income, partially offset by lower VA fee income. The higher investment income related to growth in fixed account value and lower VA fee income related to a decline in variable annuity account value. Average fixed account balances increased 10.3% and average variable account balances decreased 7.2% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased $11.7 million, or 11.2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily the result of higher credited interest and an unfavorable change in SPIA mortality, partially offset by a favorable change in guaranteed benefit reserves. Included in benefits and settlement expenses was $2.5 million of unfavorable unlocking for the six months ended June 30, 2019, as compared to $1.1 million of unfavorable unlocking for the six months ended June 30, 2018.
Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $13.7 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The favorable change was primarily due to favorable unlocking. DAC and VOBA unlocking for the six months ended June 30, 2019, was $10.2 million favorable as compared to $5.8 million unfavorable for the six months ended June 30, 2018.

Other operating expenses

Other operating expenses increased $0.4 million, or 0.5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Higher non-deferred acquisition expense and maintenance and overhead expense were partially offset by lower non-deferred commission expense.
Sales
Total sales decreased $177.3 million, or 14.2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Sales of variable annuities decreased $51.7 million, or 32.1% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities decreased by $125.6 million, or 11.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a decrease in FIA and single premium deferred annuities (“SPDA”) sales.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Net investment income	$67,122	$46,078	$124,743	$99,971
Other income	5	—	5	178
Total operating revenues	67,127	46,078	124,748	100,149
Realized investment gains (losses)	458	(330)	2,416	(533)
Total revenues	67,585	45,748	127,164	99,616
BENEFITS AND EXPENSES
Benefits and settlement expenses	37,221	24,576	71,061	48,219
Amortization of DAC	854	722	1,727	1,452
Other operating expenses	946	788	1,615	1,406
Total benefits and expenses	39,021	26,086	74,403	51,077
INCOME BEFORE INCOME TAX	28,564	19,662	52,761	48,539
Less: realized gains (losses)	458	(330)	2,416	(533)
PRE-TAX ADJUSTED OPERATING INCOME	$28,106	$19,992	$50,345	$49,072
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
GIC	$—	$—	$—	$10,000
GFA	700,000	800,000	1,350,000	800,000
	$700,000	$800,000	$1,350,000	$810,000

Average Account Values	$5,778,340	$4,685,710	$5,617,415	$4,698,044
Ending Account Values	$5,816,502	$5,025,930	$5,816,502	$5,025,930

Operating Spread
Net investment income yield	4.65%	3.94%	4.44%	4.27%
Other income yield	—	—	—	0.01
Interest credited	2.58	2.10	2.53	2.06
Operating expenses	0.13	0.13	0.12	0.13
Operating spread	1.94%	1.71%	1.79%	2.09%

Adjusted operating spread(2)	1.20%	1.28%	1.39%	1.58%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $28.1 million, an increase of $8.1 million, or 40.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase in pre-tax adjusted operating income primarily resulted from higher participating mortgage income and higher average account balances. Participating mortgage income for the three months ended June 30, 2019, was $10.7 million as compared to $5.0 million for the three months ended June 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 8 basis points for the three months ended June 30, 2019, from the prior year, due primarily to an increase in credited interest.
For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $50.3 million, an increase of $1.3 million, or 2.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in pre-tax adjusted operating income primarily resulted from higher average account balances. Participating mortgage income for the six months ended June 30, 2019, was $11.5 million as compared to $11.8 million for the six months ended June 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 19 basis points for the six months ended June 30, 2019, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$82,125	$82,321	$164,302	$164,921
Reinsurance ceded	(49,709)	(46,218)	(98,629)	(93,962)
Net premiums and policy fees	32,416	36,103	65,673	70,959
Net investment income	8,454	7,353	16,660	14,322
Other income	35,144	34,358	69,879	68,908
Total operating revenues	76,014	77,814	152,212	154,189
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,563	28,840	48,509	57,949
Amortization of DAC/VOBA	15,646	16,122	31,301	31,875
Other operating expenses	26,594	25,686	53,448	50,981
Total benefits and expenses	66,803	70,648	133,258	140,805
INCOME BEFORE INCOME TAX	9,211	7,166	18,954	13,384
PRE-TAX ADJUSTED OPERATING INCOME	$9,211	$7,166	$18,954	$13,384
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
Credit insurance	$2,343	$3,243	$4,623	$6,409
Service contracts	111,177	108,009	203,759	204,512
GAP	20,239	17,646	36,965	33,242
	$133,759	$128,898	$245,347	$244,163
Loss Ratios(2)
Credit insurance	20.1%	21.2%	23.2%	25.1%
Service contracts	66.5	62.2	61.4	58.4
GAP	113.3	123.9	117.0	131.8

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $9.2 million, representing an increase of $2.0 million, or 28.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Earnings from the GAP product line increased $1.3 million due to lower loss ratios. Service contract earnings increased $0.9 million primarily due to higher administrative fees and investment income. Earnings from the credit insurance product line decreased $0.2 million due to higher ceded premiums and lower volume.

Net premiums and policy fees
Net premiums and policy fees decreased $3.7 million, or 10.2%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. GAP premiums decreased $3.9 million due to previously discontinuing the relationship with a significant distribution partner and the related impact on earned premiums. Credit insurance premiums decreased $0.7 million as a result of lower sales. This was partly offset by an increase in service contract premiums of $0.9 million.
Other income
Other income increased $0.8 million, or 2.3% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Other income from the service contract line increased $1.1 million. Other income from the GAP product line decreased $0.3 million.
Benefits and settlement expenses
Benefits and settlement expenses decreased $4.3 million, or 14.8%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. GAP claims decreased $5.7 million due to lower loss ratios and lower volume as a result of previously discontinuing the relationship with a significant distribution partner. Credit insurance claims decreased $0.2 million due to lower volume. Service contract claims increased $1.6 million due to higher volume and higher loss ratios.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA decreased $0.5 million and other operating expenses increased $0.9 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Sales
Total segment sales increased $4.9 million, or 3.8%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Service contract sales increased $3.2 million. GAP sales increased $2.6 million as a result of lower cancellations from a discontinued distribution partner. Credit insurance sales decreased $0.9 million due to decreasing demand for the product.
For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $19.0 million, representing an increase of $5.6 million, or 41.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Earnings from the GAP product line increased $4.0 million due to lower loss ratios. Service contract earnings increased $1.4 million primarily due to higher administrative fees and investment income. Earnings from the credit insurance product line increased $0.2 million primarily due to lower expenses.
Net premiums and policy fees
Net premiums and policy fees decreased $5.3 million, or 7.4%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. GAP premiums decreased $7.4 million due to previously discontinuing the relationship with a significant distribution partner and the related impact on earned premiums. Credit insurance premiums decreased $1.0 million as a result of lower sales. This was partly offset by an increase in service contract premiums of $3.1 million.
Other income
Other income increased $1.0 million, or 1.4% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Other income from the service contract line increased $1.8 million. Other income from the GAP product line decreased $0.8 million.
Benefits and settlement expenses
Benefits and settlement expenses decreased $9.4 million, or 16.3%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. GAP claims decreased $12.3 million due to lower loss ratios and lower volume as a result of previously discontinuing the relationship with a significant distribution partner. Credit insurance claims decreased $0.3 million due to lower volume and loss ratios. Service contract claims increased $3.2 million due to higher volume and higher loss ratios.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA decreased $0.6 million and other operating expenses increased $2.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Sales
Total segment sales increased $1.2 million, or 0.5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. GAP sales increased $3.7 million as a result of lower cancellations from a discontinued distribution partner. Service contract sales decreased $0.8 million primarily due to lower volume resulting from the impact of previous price increases. Credit insurance sales decreased $1.8 million due to decreasing demand for the product.

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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(49,709)	$(46,218)	$(98,629)	$(93,962)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(23,499)	(21,804)	(44,638)	(41,794)
Amortization of DAC/VOBA	(1,145)	(932)	(2,126)	(1,965)
Other operating expenses	(175)	(488)	(474)	(1,287)
Total benefits and expenses	(24,819)	(23,224)	(47,238)	(45,046)
NET IMPACT OF REINSURANCE(1)	$(24,890)	$(22,994)	$(51,391)	$(48,916)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Reinsurance premiums ceded increased $3.5 million, or 7.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to an increase in the percentage of ceded service contract premiums versus retained service contract premiums over time.
Benefits and settlement expenses ceded increased $1.7 million, or 7.8%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to higher ceded losses in the service contract product line.
Amortization of DAC and VOBA ceded increased $0.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, as the result of changes in ceded activity in all product lines. Other operating expenses ceded decreased $0.3 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, as a result of changes in ceded activity in all product lines.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the assets backing the reserves ceded. Conversely, the assuming companies will receive investment income on the assets backing the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact has not been quantified as it is not reflected in the consolidated financial statements.
For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
Reinsurance premiums ceded increased $4.7 million, or 5.0%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to an increase in the percentage of ceded service contract premiums versus retained service contract premiums over time.
Benefits and settlement expenses ceded increased $2.8 million, or 6.8%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to higher ceded losses in the service contract product line.
Amortization of DAC and VOBA ceded increased $0.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, as the result of changes in ceded activity in the service contract product line. Other operating expenses ceded decreased $0.8 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, as a result of changes in ceded activity in all product lines.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the assets backing the reserves ceded. Conversely, the assuming companies will receive investment income on the assets backing the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact has not been quantified as it is not reflected in the consolidated financial statements.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,816	$2,974	$6,060	$6,157
Reinsurance ceded	(20)	(23)	(136)	(28)
Net premiums and policy fees	2,796	2,951	5,924	6,129
Net investment income	60,648	60,190	121,813	119,229
Other income	80	1,396	1,247	2,151
Total operating revenues	63,524	64,537	128,984	127,509
Realized investment gains (losses)	2,655	(1,961)	8,949	5,933
Total revenues	66,179	62,576	137,933	133,442
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,078	3,253	8,240	8,183
Amortization of DAC/VOBA	—	—	—	—
Other operating expenses	80,891	79,081	160,863	157,802
Total benefits and expenses	83,969	82,334	169,103	165,985
INCOME (LOSS) BEFORE INCOME TAX	(17,790)	(19,758)	(31,170)	(32,543)
Less: realized investment gains (losses)	2,655	(1,961)	8,949	5,933
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(20,445)	$(17,797)	$(40,119)	$(38,476)
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $20.4 million for the three months ended June 30, 2019, as compared to a pre-tax adjusted operating loss of $17.8 million for the three months ended June 30, 2018. The increased operating loss was primarily due to a decrease in other income and an increase in general operating expenses.
Operating revenues
Net investment income for the segment increased $0.5 million, or 0.8%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to an increase in investment yields.
Total benefits and expenses
Total benefits and expenses increased $1.6 million or 2.0%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to increases in interest expense and corporate overhead expenses.
For The Six Months Ended June 30, 2019, as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $40.1 million for the six months ended June 30, 2019, as compared to a pre-tax adjusted operating loss of $38.5 million for the six months ended June 30, 2018. The increased operating loss was primarily due to an increase in corporate overhead expenses, partially offset by an increase in net investment income due to increased asset balances and increased yields.
Operating revenues
Net investment income for the segment increased $2.6 million, or 2.2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to an increase in invested asset balances and increased yields.

Total benefits and expenses
Total benefits and expenses increased $3.1 million or 1.9%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to increases in interest expense and corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of June 30, 2019, our investment portfolio was approximately $80.8 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $62.2 billion, or 92.5%, of our fixed maturities as “available-for-sale” as of June 30, 2019. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.5 billion, or 3.7%, of our fixed maturities and $81.9 million of short-term investments as of June 30, 2019. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.6 billion, or 3.8%, of our fixed maturities as “held-to-maturity” as of June 30, 2019. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	June 30, 2019		December 31, 2018
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2019 - $44,987,204; 2018 - $40,496,617)	$45,900,329	56.8%	$38,346,708	58.1%
Privately issued bonds (amortized cost: 2019 - $20,838,991; 2018 - $16,497,523)	21,289,823	26.3	16,097,386	24.3
Redeemable preferred stocks (amortized cost: 2019 - $99,267; 2018 - $105,639)	96,720	0.1	94,079	0.1
Fixed maturities	67,286,872	83.2%	54,538,173	82.5%
Equity securities (cost: 2019 - $622,178; 2018 - $627,087)	629,965	0.8	595,884	0.9
Mortgage loans	9,053,400	11.2	7,724,733	11.7
Investment real estate	6,777	—	6,816	—
Policy loans	1,709,110	2.1	1,695,886	2.6
Other long-term investments	934,770	1.2	759,354	1.1
Short-term investments	1,220,840	1.5	807,283	1.2
Total investments	$80,841,734	100.0%	$66,128,129	100.0%
Included in the preceding table are $2.5 billion and $2.4 billion of fixed maturities and $81.9 million and $30.9 million of short-term investments classified as trading securities as of June 30, 2019 and December 31, 2018, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments
As of June 30, 2019, our fixed maturity investment holdings were approximately $67.3 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2019		December 31, 2018
	(Dollars In Thousands)
AAA	$8,252,724	12.3%	$6,822,118	12.5%
AA	7,741,552	11.5	6,219,579	11.4
A	22,592,239	33.6	17,694,697	32.4
BBB	24,356,297	36.2	19,455,634	35.7
Below investment grade	1,767,844	2.6	1,712,671	3.2
Not rated(1)	2,576,216	3.8	2,633,474	4.8
	$67,286,872	100.0%	$54,538,173	100.0%

(1) Our “not rated” securities are $2.6 billion or 3.8% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIEs”) and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Corporate securities	$47,810,678	$37,786,661
Residential mortgage-backed securities	4,809,703	3,853,426
Commercial mortgage-backed securities	2,900,306	2,484,009
Other asset-backed securities	2,009,595	1,551,800
U.S. government-related securities	1,351,637	1,699,299
Other government-related securities	607,491	560,171
States, municipals, and political subdivisions	5,124,526	3,875,254
Redeemable preferred stocks	96,720	94,079
Securities issued by affiliates	2,576,216	2,633,474
Total fixed income portfolio	$67,286,872	$54,538,173

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	As of June 30, 2019	% Fair Value	As of December 31, 2018	% Fair Value
	(Dollars In Thousands)
Banking	$6,139,168	9.1%	$5,260,725	9.6%
Other finance	988,879	1.5	255,445	0.5
Electric utility	5,465,781	8.1	4,550,917	8.3
Energy	5,048,361	7.5	4,064,340	7.5
Natural gas	1,135,504	1.7	829,685	1.5
Insurance	4,904,397	7.3	3,916,905	7.2
Communications	2,624,573	3.9	2,086,592	3.8
Basic industrial	2,183,507	3.2	1,744,853	3.2
Consumer noncyclical	6,356,708	9.4	5,217,111	9.6
Consumer cyclical	2,476,883	3.7	1,850,868	3.4
Finance companies	230,060	0.3	192,074	0.4
Capital goods	3,452,507	5.1	2,711,728	5.0
Transportation	2,091,515	3.1	1,669,627	3.1
Other industrial	627,018	0.9	382,138	0.7
Brokerage	1,311,844	1.9	999,554	1.8
Technology	2,300,968	3.4	1,908,823	3.5
Real estate	532,611	0.8	206,795	0.4
Other utility	37,114	0.4	32,560	0.1
Commercial mortgage-backed securities	2,900,306	4.3	2,484,009	4.6
Other asset-backed securities	2,009,595	3.0	1,551,800	2.8
Residential mortgage-backed non-agency securities	3,931,757	5.8	3,017,064	5.5
Residential mortgage-backed agency securities	877,946	1.3	836,362	1.5
U.S. government-related securities	1,351,637	2.0	1,699,299	3.1
Other government-related securities	607,491	0.9	560,171	1.0
State, municipals, and political divisions	5,124,526	7.6	3,875,254	7.1
Securities issued by affiliates	2,576,216	3.8	2,633,474	4.8
Total	$67,286,872	100.0%	$54,538,173	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
AAA	$274,147	$301,155
AA	299,220	299,438
A	830,016	798,691
BBB	979,010	872,613
Below investment grade	119,855	144,295
	$2,502,248	$2,416,192

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2019, were approximately $9.7 billion. Mortgage-

backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$3,817.9	$3,710.5	$3.5	$3.5	$1,693.0	$1,665.7	$627.6	$619.9	$6,142.0	$5,999.6
AA	15.9	15.9	0.2	0.2	568.2	561.2	255.5	251.3	839.8	828.6
A	880.4	864.5	10.7	10.7	580.0	566.5	939.5	938.5	2,410.6	2,380.2
BBB	8.5	8.4	3.0	3.0	59.1	59.1	147.3	146.3	217.9	216.8
Below	29.7	29.5	39.9	39.9	—	—	39.7	40.1	109.3	109.5
	$4,752.4	$4,628.8	$57.3	$57.3	$2,900.3	$2,852.5	$2,009.6	$1,996.1	$9,719.6	$9,534.7

Rating %
AAA	80.4%	80.2%	6.1%	6.1%	58.4%	58.3%	31.2%	31.1%	63.3%	62.9%
AA	0.3	0.3	0.4	0.4	19.6	19.7	12.7	12.6	8.6	8.7
A	18.5	18.7	18.7	18.7	20.0	19.9	46.8	47.0	24.8	25.0
BBB	0.2	0.2	5.2	5.2	2.0	2.1	7.3	7.3	2.2	2.3
Below	0.6	0.6	69.6	69.6	—	—	2.0	2.0	1.1	1.1
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2015 and prior	$1,780.7	$1,747.0	$53.8	$53.8	$1,886.1	$1,857.2	$1,140.4	$1,127.4	$4,861.0	$4,785.4
2016	364.3	358.2	—	—	519.6	514.2	180.2	179.9	1,064.1	1,052.3
2017	839.6	822.8	3.5	3.5	256.0	251.9	477.9	477.9	1,577.0	1,556.1
2018	1,214.5	1,164.3	—	—	146.1	138.6	166.0	166.1	1,526.6	1,469.0
2019	553.3	536.5	—	—	92.5	90.6	45.1	44.8	690.9	671.9
Total	$4,752.4	$4,628.8	$57.3	$57.3	$2,900.3	$2,852.5	$2,009.6	$1,996.1	$9,719.6	$9,534.7

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,900.5	$2,930.7	$—	$—	$1,398.8	$1,427.2	$533.3	$536.3	$4,832.6	$4,894.2
AA	2.9	2.9	0.2	0.2	543.1	562.7	209.8	207.2	756.0	773.0
A	837.9	846.6	19.0	19.0	503.5	509.9	671.1	687.5	2,031.5	2,063.0
BBB	3.7	3.7	3.1	3.1	38.6	38.5	99.5	100.4	144.9	145.7
Below	22.4	22.4	63.7	63.7	—	—	38.1	38.6	124.2	124.7
	$3,767.4	$3,806.3	$86.0	$86.0	$2,484.0	$2,538.3	$1,551.8	$1,570.0	$7,889.2	$8,000.6

Rating %
AAA	77.0%	77.0%	—%	—%	56.2%	56.2%	34.4%	34.1%	61.3%	61.1%
AA	0.1	0.1	0.3	0.3	21.9	22.2	13.5	13.2	9.6	9.7
A	22.2	22.2	22.1	22.1	20.3	20.1	43.2	43.8	25.7	25.8
BBB	0.1	0.1	3.6	3.6	1.6	1.5	6.4	6.4	1.8	1.8
Below	0.6	0.6	74.0	74.0	—	—	2.5	2.5	1.6	1.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,114.3	$1,121.7	$86.0	$86.0	$1,510.6	$1,538.9	$729.0	$730.7	$3,439.9	$3,477.3
2015	579.1	586.5	—	—	298.7	303.1	64.4	66.2	942.2	955.8
2016	340.6	348.2	—	—	441.0	460.1	227.5	230.0	1,009.1	1,038.3
2017	666.6	689.1	—	—	123.0	126.4	406.1	415.5	1,195.7	1,231.0
2018	1,066.8	1,060.8	—	—	110.7	109.8	124.8	127.6	1,302.3	1,298.2
Total	$3,767.4	$3,806.3	$86.0	$86.0	$2,484.0	$2,538.3	$1,551.8	$1,570.0	$7,889.2	$8,000.6

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of June 30, 2019, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 9.02 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2019:

Weighted-Average
Non-agency portfolio	Life
Prime	9.14
Alt-A	3.98
Sub-prime	4.21
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2019, our mortgage loan holdings were approximately $9.1 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2019, assuming the loans are called at their next call dates, approximately $70.3 million of principal would become due for the remainder of 2019, $789.6 million in 2020 through 2024, and $60.0 million in 2025 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2019 and December 31, 2018, approximately $669.5 million and $700.6 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2019 and 2018, we recognized $12.0 million and $14.2 million and $5.1 million and $12.4 million, respectively, of participating mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of June 30, 2019	As of December 31, 2018
	(Dollars In Thousands)
Total number of loans	1,852	1,732
Total amortized cost	9,053,400	7,724,733
Total unpaid principal balance	8,918,477	7,602,389
Current allowance for loan losses	(2,481)	(1,296)
Average loan size	4,816	4,389

Weighted-average amortization	20.3 years	22.5 years
Weighted-average coupon	4.50%	4.60%
Weighted-average LTV	53.54%	55.39%
Weighted-average debt coverage ratio	1.55	1.55

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2019 and December 31, 2018, there were allowance for mortgage loan credit losses of $2.5 million and $1.3 million, respectively.
While our mortgage loans do not have quoted market values, as of June 30, 2019, we estimated the fair value of our mortgage loans to be $9.1 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 0.8% more than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75.0% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70.0% of the property’s projected operating expenses and debt service.
As of June 30, 2019, $0.8 million of our invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2019, we recognized three troubled debt restructurings as a result of granting concession to borrowers which included loan terms unavailable from other lenders. During the three and six months ended June 30, 2019, we did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. We did not identify any loans whose principal was permanently impaired during the three and six months ended June 30, 2019.
It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.
Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2019, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $1.4 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of June 30, 2019, and an overall net unrealized loss of $2.6 billion as of December 31, 2018.
For fixed maturity securities held that are in an unrealized loss position as of June 30, 2019, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$775,512	5.3%	$789,855	5.2%	$(14,343)	2.4%
>90 days but <= 180 days	203,239	1.4	206,230	1.4	(2,991)	0.5
>180 days but <= 270 days	305,330	2.1	314,172	2.1	(8,842)	1.4
>270 days but <= 1 year	543,922	3.7	577,273	3.8	(33,351)	5.4
>1 year but <= 2 years	3,630,734	24.9	3,730,194	24.5	(99,460)	16.1
>2 years but <= 3 years	3,697,015	25.3	3,777,227	24.8	(80,212)	13.0
>3 years but <= 4 years	85,124	0.6	101,940	0.7	(16,816)	2.7
>4 years but <= 5 years	5,349,814	36.7	5,710,074	37.5	(360,260)	58.5
>5 years	—	—	—	—	—	—
Total	$14,590,690	100.0%	$15,206,965	100.0%	$(616,275)	100.0%
The range of maturity dates for securities in an unrealized loss position as of June 30, 2019, varies, with 21.0% maturing in less than 5 years, 8.3% maturing between 5 and 10 years, and 70.7% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2019:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$7,439,774	51.0%	$7,600,000	50.0%	$(160,226)	26.0%
BBB	6,336,112	43.4	6,666,133	43.8	(330,021)	53.6
Investment grade	13,775,886	94.4%	14,266,133	93.8%	(490,247)	79.6%
BB	473,606	3.3	524,398	3.5	(50,792)	8.2
B	138,037	0.9	169,960	1.1	(31,923)	5.2
CCC or lower	203,161	1.4	246,474	1.6	(43,313)	7.0
Below investment grade	814,804	5.6%	940,832	6.2%	(126,028)	20.4%
Total	$14,590,690	100.0%	$15,206,965	100.0%	$(616,275)	100.0%
As of June 30, 2019, the Barclays Investment Grade Index was priced at 110.4 bps versus a 10 year average of 139.1 bps. Similarly, the Barclays High Yield Index was priced at 406.8 bps versus a 10 year average of 536.4 bps. As of June 30, 2019, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.8%, 2.0%, and 2.5%, as compared to 10 year averages of 1.7%, 2.5%, and 3.3%, respectively.
As of June 30, 2019, 79.6% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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

As of June 30, 2019, we held a total of 1,322 positions that were in an unrealized loss position. Included in that amount were 80 positions of below investment grade securities with a fair value of $814.8 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $126.0 million, $121.7 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.0% of invested assets.
As of June 30, 2019, securities in an unrealized loss position that were rated as below investment grade represented 5.6% of the total fair value and 20.4% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2019:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$46,126	5.7%	$47,908	5.0%	$(1,782)	1.4%
>90 days but <= 180 days	—	—	—	—	—	—
>180 days but <= 270 days	25,409	3.1	26,896	2.9	(1,487)	1.2
>270 days but <= 1 year	8,752	1.1	9,857	1.0	(1,105)	0.9
>1 year but <= 2 years	250,351	30.7	270,578	28.8	(20,227)	16.0
>2 years but <= 3 years	95,852	11.8	100,402	10.7	(4,550)	3.6
>3 years but <= 4 years	34,505	4.2	48,870	5.2	(14,365)	11.4
>4 years but <= 5 years	353,809	43.4	436,321	46.4	(82,512)	65.5
>5 years	—	—	—	—	—	—
Total	$814,804	100.0%	$940,832	100.0%	$(126,028)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2019, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$797,849	5.5%	$809,808	5.3%	$(11,959)	1.9%
Other finance	105,756	0.7	110,812	0.7	(5,056)	0.8
Electric utility	2,431,580	16.5	2,547,212	16.8	(115,632)	18.8
Energy	1,035,328	7.1	1,132,091	7.4	(96,763)	15.7
Natural gas	476,716	3.3	492,604	3.2	(15,888)	2.6
Insurance	1,192,431	8.2	1,246,704	8.2	(54,273)	8.8
Communications	751,285	5.1	796,369	5.2	(45,084)	7.3
Basic industrial	521,029	3.6	549,950	3.6	(28,921)	4.7
Consumer noncyclical	1,835,622	12.6	1,945,378	12.8	(109,756)	17.8
Consumer cyclical	490,807	3.4	516,310	3.4	(25,503)	4.1
Finance companies	39,279	0.3	40,552	0.3	(1,273)	0.2
Capital goods	770,638	5.3	792,905	5.2	(22,267)	3.6
Transportation	466,079	3.2	485,469	3.2	(19,390)	3.1
Other industrial	116,503	0.8	118,263	0.8	(1,760)	0.3
Brokerage	189,725	1.3	195,476	1.3	(5,751)	0.9
Technology	341,866	2.3	357,876	2.4	(16,010)	2.6
Real estate	—	—	—	—	—	—
Other utility	17,551	0.1	18,196	0.2	(645)	0.3
Commercial mortgage-backed securities	578,576	4.0	582,470	3.8	(3,894)	0.6
Other asset-backed securities	543,909	3.7	552,435	3.6	(8,526)	1.4
Residential mortgage-backed non-agency securities	483,349	3.3	490,111	3.2	(6,762)	1.1
Residential mortgage-backed agency securities	211,933	1.5	214,072	1.4	(2,139)	0.3
U.S. government-related securities	934,670	6.4	943,674	6.2	(9,004)	1.5
Other government-related securities	99,299	0.7	103,467	0.7	(4,168)	0.7
States, municipals, and political divisions	158,910	1.1	164,761	1.1	(5,851)	0.9
Total	$14,590,690	100.0%	$15,206,965	100.0%	$(616,275)	100.0%

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2019:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$7,978,577	12.8%
AA	7,442,332	12.0
A	21,762,223	35.0
BBB	23,377,287	37.6
Investment grade	60,560,419	97.4
BB	1,111,079	1.8
B	262,246	0.4
CCC or lower	274,664	0.4
Below investment grade	1,647,989	2.6
Total	$62,208,408	100.0%
Not included in the table above are $2.4 billion of investment grade and $119.9 million of below investment grade fixed maturities classified as trading securities and $2.6 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2019. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2019:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$332.5	$—	$332.5
Duke Energy Corp	273.1	—	273.1
Federal Home Loan Bank	268.9	—	268.9
UnitedHealth Group Inc	268.3	—	268.3
Comcast Corp	263.0	—	263.0
Dominion Resources Inc/VA	255.2	—	255.2
Verizon Communications Inc	251.9	—	251.9
Wells Fargo & Co	251.1	—	251.1
Exelon Corp	246.3	—	246.3
HSBC Holdings PLC	245.7	0.2	245.9
Total	$2,656.0	$0.2	$2,656.2
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the six months ended June 30, 2019, we recognized approximately $3.8 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2019. As of June 30, 2019, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,027.3	$1,317.7	$2,345.0
France	380.5	524.5	905.0
Germany	129.7	607.3	737.0
Netherlands	383.1	345.5	728.6
Switzerland	362.3	240.1	602.4
Spain	100.7	387.8	488.5
Belgium	—	193.9	193.9
Ireland	58.9	122.5	181.4
Norway	4.1	159.2	163.3
Finland	150.3	—	150.3
Italy	11.1	133.3	144.4
Sweden	37.7	56.7	94.4
Luxembourg	—	69.3	69.3
Denmark	40.3	—	40.3
Portugal	—	23.3	23.3
Total securities	2,686.0	4,181.1	6,867.1
Derivatives:
Germany	39.7	—	39.7
United Kingdom	16.9	—	16.9
Switzerland	14.7	—	14.7
France	1.1	—	1.1
Total derivatives	72.4	—	72.4
Total securities	$2,758.4	$4,181.1	$6,939.5

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturity gains - sales	$6,812	$10,137	$14,682	$18,187
Fixed maturity losses - sales	(5,714)	(4,598)	(8,467)	(9,865)
Equity gains and losses	7,696	(1,044)	38,413	(9,830)
Impairments on fixed maturity securities	(698)	(5)	(3,840)	(3,650)
Modco trading portfolio	89,571	(52,817)	184,473	(137,525)
Other	1,137	(1,280)	(9)	1,832
Total realized gains (losses) - investments	98,804	(49,607)	$225,252	$(140,851)
Derivatives related to VA contracts:
Interest rate futures	(11,280)	1,552	$(17,302)	$(15,340)
Equity futures	2,559	(10,864)	32,297	(17,292)
Currency futures	(397)	12,063	1,847	4,480
Equity options	(21,702)	(38,216)	(93,397)	(26,200)
Interest rate swaptions	—	—	—	(14)
Interest rate swaps	117,934	(26,149)	192,795	(89,859)
Total return swaps	(8,545)	(10,055)	(48,572)	(3,565)
Embedded derivative - GLWB	(134,692)	35,554	(154,318)	91,846
Total derivatives related to VA contracts	(56,123)	(36,115)	(86,650)	(55,944)
Derivatives related to FIA contracts:
Embedded derivative	(24,819)	(4,927)	(63,633)	6,403
Equity futures	431	(167)	2	(328)
Equity options	13,191	7,398	55,241	2,729
Total derivatives related to FIA contracts	(11,197)	2,304	(8,390)	8,804
Derivatives related to IUL contracts:
Embedded derivative	(11,286)	(1,226)	(24,656)	8,658
Equity futures	85	—	256	136
Equity options	2,606	2,086	8,786	836
Total derivatives related to IUL contracts	(8,595)	860	(15,614)	9,630
Embedded derivative - Modco reinsurance treaties	(70,679)	45,183	(155,677)	127,841
Other derivatives	(1,455)	33	(1,389)	(7)
Total realized gains (losses) - derivatives	(148,049)	12,265	(267,720)	90,324
Total realized investment gains (losses)	$(49,245)	$(37,342)	$(42,468)	$(50,527)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and six months ended June 30, 2019, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Other MBS	$(38)	$(5)	(81)	(36)
Corporate securities	(660)	—	(3,759)	(3,614)
Equities	—	—	—	—
Other	—	—	—	—
Total	$(698)	$(5)	$(3,840)	$(3,650)
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2019, we sold securities in an unrealized loss position with a fair value of $338.1 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$224,030	66.3%	$(2,904)	34.3%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	13,797	4.1	(1,348)	15.9
>270 days but <= 1 year	5,862	1.7	(743)	8.8
>1 year	94,440	27.9	(3,472)	41.0
Total	$338,129	100.0%	$(8,467)	100.0%
     For the three and six months ended June 30, 2019, we sold securities in an unrealized loss position with a fair value (proceeds) of $160.1 million and $338.1 million. The losses realized on the sale of these securities were $5.7 million and $8.5 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the three and six months ended June 30, 2019, we sold securities in an unrealized gain position with a fair value of $491.1 million and $1.1 billion. The gains realized on the sale of these securities were $6.8 million and $14.7 million.
For the three and six months ended June 30, 2019, net gains of $89.6 million and $184.5 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of the $184.5 million for the six months ended June 30, 2019, approximately $4.1 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, included those associated with the trading portfolios had realized pre-tax losses of $70.7 million and $155.7 million during the three and six months ended June 30, 2019. The losses on the embedded derivative were due to treasury yields decreasing and credit spreads tightening.
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
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and six months ended June 30, 2019, we experienced net realized losses on derivatives related to VA contracts of approximately $56.1 million and $86.7 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in the Company’s non-performance risk, and variations in actual sub-account fund performance from the indices included in our hedging program during the three and six months ended June 30, 2019.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated losses of $1.5 million and $1.4 million for the three and six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES
The Holding Company
Overview
Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We did not pay a dividend for the six months ended June 30, 2019.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under the Credit Facility on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2019. There was no outstanding balance as of June 30, 2019.
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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of June 30, 2019, our total cash and invested assets were $81.1 billion. The life insurance subsidiaries were committed as of June 30, 2019, to fund mortgage loans in the amount of $1.0 billion.
Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The holding company held $146.1 million of cash and short-term investments, and our subsidiaries held approximately $1.2 billion in cash and short-term investments as of June 30, 2019.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2019	2018
	(Dollars In Thousands)
Net cash used in operating activities	$(33,430)	$(56,049)
Net cash used in investing activities	(1,473,651)	(540,174)
Net cash provided by financing activities	1,576,658	534,645
Total	$69,577	$(61,578)
For The Six Months Ended June 30, 2019 as compared to the Six Months Ended June 30, 2018
Net cash used in operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio. We had payments for business acquisition of $731.5 million, net of cash acquired, for the GWL&A acquisition for the six months ended June 30, 2019, as compared to cash received of $20.7 million for the Liberty transaction for the six months ended June 30, 2018.
Net cash provided by financing activities - Changes in cash from financing activities included $368.4 million of outflows from secured financing liabilities for the six months ended June 30, 2019, as compared to the $913.2 million of outflows for the six months ended June 30, 2018 and $1.2 billion inflows of investment product and universal life net activity as compared to $1.4 billion in the prior year. Net activity related to the line of credit arrangement, debt, and subordinated debt resulted in inflows of $590.7 million for the six months ended June 30, 2019, as compared to $306.3 million of inflows for six months ended June 30, 2018. Net repayment of non-recourse funding obligations was $55.0 million during the six months ended June 30, 2019, as compared to $77.0 million during the six months ended June 30, 2018. The Company did not pay a dividend during the six months ended June 30, 2019, as compared to a dividend of $140.0 million during the six months ended June 30, 2018. The Company received a capital contribution from its parent of $250.0 million during the six months ended June 30, 2019.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2019, we had $1.2 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of June 30, 2019, the fair value of securities pledged under the repurchase program was $62.6 million and the repurchase obligation of $60.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 246 basis points). During the six months ended June 30, 2019, the maximum balance outstanding at any one point in time related to these programs was $540.0 million. The average daily balance was $104.8 million (at an average borrowing rate of 247 basis points) during the six months ended June 30, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis. As of June 30, 2019, securities with a market value of $75.1 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in short-term investments with a corresponding liability recorded in other liabilities to account for its obligation to return the collateral. As of June 30, 2019, the fair value of the collateral related to this program was $66.9 million and we have an obligation to return $66.9 million of collateral to the securities borrowers.
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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2019, we ceded premiums to third party reinsurers amounting to $340.0 million and $658.4 million. In addition, we had receivables from reinsurers amounting to $4.6 billion as of June 30, 2019. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS. On June 20, 2019, the Delaware Court of Chancery entered an order approving a Revised Offset Plan, which allows cedents, including the Company, to offset premiums under certain circumstances.
As of June 30, 2019, we had outstanding claims receivable from SRUS of $20.5 million, and other exposures associated with GAAP reinsurance receivables of approximately $102.3 million, and statutory reserve credit of approximately $118.2 million. We continue to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. We have considered the possible impact of an adverse outcome of the rehabilitation process and believe an adverse outcome would not have a material adverse impact on our operations, liquidity or financial condition.

Captive Reinsurance Companies
Our life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX”. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either through the issuance of non-recourse funding obligations by the captives or obtaining letters of credit from third-party financial institutions.
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

We maintain an intercompany capital support agreement with Shades Creek that provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of June 30, 2019, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
As of June 30, 2019, we had policy liabilities and accruals of approximately $54.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.46%.
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
As of June 30, 2019, we carried a $1.8 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$2,158,415	$461,439	$105,670	$703,972	$887,334
Non-recourse funding obligations(2)	3,962,283	341,075	660,169	503,913	2,457,126
Subordinated debt(3)	1,569,266	30,655	61,310	61,310	1,415,991
Stable value products(4)	6,193,283	1,010,806	3,421,023	1,627,124	134,330
Leases(5)	27,611	6,446	9,718	6,923	4,524
Mortgage loan and investment commitments	1,108,098	892,644	215,454	—	—
Secured financing liabilities(6)	126,862	126,862	—	—	—
Policyholder obligations(7)	68,537,280	3,274,371	8,185,061	6,842,235	50,235,613
Total(8)	$83,683,098	$6,144,298	$12,658,405	$9,745,477	$55,134,918

(1) Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2) Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.7 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.2 billion relates to the Golden Gate transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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
     In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2019, we had outstanding mortgage loan commitments of $1.0 billion at an average rate of 5.13%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2019, and December 31, 2018:

Credited Rate Summary
As of June 30, 2019

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$142	$329	$1,562	$2,033
>2% - 3%	4,120	969	1,813	6,902
>3% - 4%	9,221	572	523	10,316
>4% - 5%	2,480	439	1	2,920
>5% - 6%	330	—	—	330
Subtotal	16,293	2,309	3,899	22,501
Fixed Annuities
1%	$198	$604	$2,142	$2,944
>1% - 2%	328	155	1,697	2,180
>2% - 3%	1,608	110	2	1,720
>3% - 4%	292	4	—	296
>4% - 5%	257	—	—	257
>5% - 6%	2	—	—	2
Subtotal	2,685	873	3,841	7,399
Total	$18,978	$3,182	$7,740	$29,900

Percentage of Total	63%	11%	26%	100%
Credited Rate Summary
As of December 31, 2018

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,392	$1,322	$2,031	$5,745
>3% - 4%	4,512	924	499	5,935
>4% - 5%	2,445	435	1	2,881
>5% - 6%	188	—	—	188
Subtotal	9,537	2,681	2,531	14,749
Fixed Annuities
1%	$341	$584	$2,278	$3,203
>1% - 2%	370	165	1,145	1,680
>2% - 3%	1,686	102	3	1,791
>3% - 4%	261	4	—	265
>4% - 5%	260	—	—	260
>5% - 6%	2	—	—	2
Subtotal	2,920	855	3,426	7,201
Total	$12,457	$3,536	$5,957	$21,950

Percentage of Total	57%	16%	27%	100%

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
The higher interest rates that have traditionally accompanied inflation could also affect our operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The fair value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of our mortgage loans, and our ability to make attractive mortgage loans, including participating mortgage loans, may decrease. In addition, participating mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates. During the periods covered by this report, we believe inflation has not had a material impact on our business.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Market Risk Exposures”.
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
As described in Note 3, Significant Transactions, we acquired substantially all of the individual life insurance and annuity business of Great-West Life & Annuity Insurance Company and certain of its affiliates (“GWL&A”) effective June 1, 2019. Pursuant to the SEC’s guidance that an assessment of recently acquired business may be omitted from the scope of an assessment of internal controls over financial reporting for one year from the date of acquisition, our evaluation of the effectiveness of the Company’s disclosure controls and procedures for the quarter ended June 30, 2019 has excluded those internal controls over financial reporting at Great-West Life & Annuity Insurance Company (“GWL&A”) that relate to systems and processes for assets and liabilities of the acquired business that were not integrated into our existing systems. The acquired GWL&A business not integrated into our existing systems and controls represents approximately $11.4 billion of consolidated assets, approximately $32.3 million of consolidated revenue, approximately $55.7 million of consolidated benefits and expenses, and approximately$21.3 billion of liabilities on the related consolidated financial statements.

(b)    Changes in internal control over financial reporting

During the second quarter of 2018, the Company began the conversion and integration of administrative processing into its internal controls over financial reporting for the Liberty block of business acquired on May 1, 2018. See Note 3, Significant Transactions, for additional information regarding the transaction with Liberty Mutual and Lincoln Life. The conversion to the Company’s operating environment was still in process, but not yet completed, as of June 30, 2019. The Company has, therefore, included in its internal controls over financial reporting certain additional controls associated with the Liberty insurance and annuities administrative systems that have not yet been integrated into the Company’s operating environment.

Other than as described in the preceding paragraph, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II
Item 1.    Legal Proceedings
To the knowledge and in the opinion of management, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject, other than as set forth in Note 11, Commitments and Contingencies, of the notes to the consolidated financial statements, included herein.

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

Proposed changes to the NAIC’s risk-based capital formula that are currently under consideration would update the factors used to calculate required capital for bonds and life insurance risk. While the extent and timing of these proposed changes are unknown, if adopted, they would likely increase the Company’s required capital and decrease the statutory risk-based capital ratios of the Company and its subsidiaries.

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

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation or regulations have been enacted in numerous states that are similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act imposes requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

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

Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations, and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to such audits could materially impact the Company’s financial condition and/or results of operations. It is also possible that life insurers, including the Company and other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices, or related audits and examinations. Any resulting liabilities, payments or costs could be significant and could have a material adverse effect on the Company’s financial condition and/or results of operations.

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
Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On June 5, 2019, the SEC adopted a comprehensive package of rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Regulation Best Interest (“Regulation BI”), a new rule establishing a “best interest” standard of conduct for broker-dealers and their natural associated persons when making recommendations to retail customers of any securities transaction or investment strategy involving securities or regarding the opening of an account. Specifically, Regulation BI requires a broker-dealer (or associated person) to act in the retail customer’s best interest and not place its (or his or her) own interests ahead of the retail customer’s interests. In addition to Regulation BI, the SEC also adopted a new rule and amended existing rules to require broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors (“Form CRS Rules”). The Form CRS Rules are intended to assist retail investors with their initial selection of, and ongoing decision to maintain an existing relationship with, a financial professional or firm by summarizing in one place certain specified information about the broker-dealer or investment adviser. The rulemaking package also includes two interpretations: (i) the investment adviser interpretation, which clarifies certain aspects of the standard of conduct applicable to registered investment advisers under section 206 of the Investment Advisers Act of 1940 (“Advisers Act”), and (ii) the “solely incidental” interpretation, which clarifies the broker-dealer exclusion from the definition of “investment adviser” under section 202 of the Advisers Act.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2019, the Company sold no equity securities in transactions which were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer
During the quarter ended June 30, 2019, 100% of the Company’s common stock was owned by Dai-ichi Life Holdings, Inc., and was not available for repurchase by the Company.

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
10.1*
Credit Agreement, dated as of May 31, 2019, among Protective Life Corporation, as borrower, the several lenders from time to time a party thereto, and Mizuho Bank, Ltd., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2019 (No. 001-11339).

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
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended June 30, 2019, filed on August 13, 2019, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*	Incorporated by Reference
±	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules have been omitted and will be furnished to the SEC supplementally upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: August 13, 2019	By:	/s/ PAUL R. WELLS

Paul R. Wells
Senior Vice President, Chief Accounting Officer, and
Controller