Form 10-Q
period 2019-09-30
PROTECTIVE LIFE CORP
filed 2019-11-12
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
or
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
 Number of shares of Common Stock, $0.01 Par Value, outstanding as of October 23, 2019:  1,000

PROTECTIVE LIFE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Premiums and policy fees	$1,028,082	$878,182	$2,904,293	$2,709,216
Reinsurance ceded	(316,983)	(269,335)	(975,356)	(1,005,699)
Net of reinsurance ceded	711,099	608,847	1,928,937	1,703,517
Net investment income	785,285	672,139	2,197,020	1,809,464
Realized investment gains (losses)	(13,994)	(47,334)	(52,622)	(94,211)
Other-than-temporary impairment losses	(39,752)	(14)	(41,245)	(715)
Portion recognized in other comprehensive income (before taxes)	28,934	—	26,587	(2,949)
Net impairment losses recognized in earnings	(10,818)	(14)	(14,658)	(3,664)
Other income	147,139	113,530	392,839	341,802
Total revenues	1,618,711	1,347,168	4,451,516	3,756,908
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and nine months 2019 - $227,027 and $742,213; three and nine months 2018 - $215,848 and $861,501)	1,172,297	952,353	3,149,050	2,600,703
Amortization of deferred policy acquisition costs and value of business acquired	61,319	33,511	125,502	144,009
Other operating expenses, net of reinsurance ceded: (three and nine months 2019 - $58,555 and $164,970; three and nine months 2018 - $54,439 and $149,115)	257,252	224,585	744,132	684,907
Total benefits and expenses	1,490,868	1,210,449	4,018,684	3,429,619
Income before income tax	127,843	136,719	432,832	327,289
Income tax expense	27,217	26,619	85,811	61,582
Net income	$100,626	$110,100	$347,021	$265,707

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)		(Dollars In Thousands)
Net income	$100,626	$110,100	$347,021	$265,707
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and nine months 2019 - $227,013 and $793,599; three and nine months 2018 - $(53,488) and $(320,520))	854,000	(201,216)	2,985,443	(1,206,478)
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and nine months 2019 - $(1,022) and $(1,521); three and nine months 2018 - $427 and $(554))	(3,846)	1,605	(5,722)	(2,086)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three and nine months 2019 - $(5,318) and $1,146; three and nine months 2018 - $— and $6)	(20,008)	—	4,308	22
Change in accumulated (loss) gain - derivatives, net of income tax: (three and nine months 2019 - $(893) and $(2,157); three and nine months 2018 - $61 and $813)	(3,362)	229	(8,116)	3,060
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three and nine months 2019 - $157 and $285; three and nine months 2018 - $101 and $168)	589	380	1,075	631
Total other comprehensive income (loss)	827,373	(199,002)	2,976,988	(1,204,851)
Total comprehensive income (loss)	$927,999	$(88,902)	$3,324,009	$(939,144)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	September 30, 2019	December 31, 2018
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2019 - $63,659,719; 2018 - $54,466,305)	$66,680,596	$51,904,699
Fixed maturities, at amortized cost (fair value: 2019 - $2,685,076; 2018 - $2,547,210)	2,544,054	2,633,474
Equity securities, at fair value (cost: 2019 - $604,474; 2018 - $627,087)	619,341	595,884
Mortgage loans (related to securitizations: 2019 - $—; 2018 - $134)	9,327,911	7,724,733
Investment real estate, net of accumulated depreciation (2019 - $350; 2018 - $251)	7,274	6,816
Policy loans	1,686,832	1,695,886
Other long-term investments	1,149,755	759,354
Short-term investments	1,597,919	807,283
Total investments	83,613,682	66,128,129
Cash	293,299	173,714
Accrued investment income	737,549	634,921
Accounts and premiums receivable	120,779	113,507
Reinsurance receivables	4,477,663	4,764,743
Deferred policy acquisition costs and value of business acquired	3,424,874	3,023,154
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2019 - $239,846; 2018 - $197,583)	596,336	613,431
Property and equipment, net of accumulated depreciation (2019 - $44,346; 2018 - $33,199)	214,425	184,957
Other assets	1,849,949	250,036
Income tax receivable	40,363	—
Assets related to separate accounts:
Variable annuity	12,542,212	12,288,919
Variable universal life	1,066,999	937,732
Reinsurance assumed	9,947,404	—
Total assets	$119,751,045	$89,938,754

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	As of
	September 30, 2019	December 31, 2018
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$53,892,978	$41,901,552
Unearned premiums	887,079	872,594
Total policy liabilities and accruals	54,780,057	42,774,146
Stable value product account balances	5,450,981	5,234,731
Annuity account balances	14,181,458	13,720,081
Other policyholders’ funds	1,622,475	1,128,379
Other liabilities	3,884,452	2,374,112
Income tax payable	—	38,547
Deferred income taxes	1,411,539	839,316
Non-recourse funding obligations	2,545,049	2,632,497
Secured financing liabilities	352,732	495,307
Debt	2,069,224	1,101,827
Subordinated debt	605,528	605,426
Liabilities related to separate accounts:
Variable annuity	12,542,212	12,288,919
Variable universal life	1,066,999	937,732
Reinsurance assumed	9,947,404	—
Total liabilities	110,460,110	84,171,020
Commitments and contingencies - Note 11
Shareowner’s equity
Common Stock: 2019 and 2018 - $0.01 par value; shares authorized: 5,000; shares issued: 1,000	—	—
Additional paid-in-capital	5,804,059	5,554,059
Retained earnings	1,935,654	1,639,441
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax: (2019 - $423,248; 2018 - $(368,830))	1,592,217	(1,387,504)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $(4,908); 2018 - $(6,054))	(18,465)	(22,773)
Accumulated gain (loss) - derivatives, net of income tax: (2019 - $(1,873); 2018 - $(2))	(7,048)	(7)
Postretirement benefits liability adjustment, net of income tax: (2019 - $(4,112); 2018 - $(4,112))	(15,482)	(15,482)
Total shareowner’s equity	9,290,935	5,767,734
Total liabilities and shareowner’s equity	$119,751,045	$89,938,754

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2018	$—	$5,554,059	$1,639,441	$(1,425,766)	$5,767,734
Net income for the three months ended March 31, 2019			138,284		138,284
Other comprehensive income				1,141,817	1,141,817
Comprehensive income for the three months ended March 31, 2019					1,280,101
Cumulative effect adjustments			(50,808)		(50,808)
Balance, March 31, 2019	—	5,554,059	1,726,917	(283,949)	6,997,027
Net income for the three months ended June 30, 2019			108,111		108,111
Other comprehensive income				1,007,798	1,007,798
Comprehensive income for the three months ended June 30, 2019					1,115,909
Capital contributions from parent		250,000			250,000
Balance, June 30, 2019	—	5,804,059	1,835,028	723,849	8,362,936
Net income for the three months ended September 30, 2019			100,626		100,626
Other comprehensive income				827,373	827,373
Comprehensive income for the three months ended September 30, 2019					927,999
Balance, September 30, 2019	$—	$5,804,059	$1,935,654	$1,551,222	$9,290,935

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)
(continued)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2017	$—	$5,554,059	$1,560,444	$12,696	$7,127,199
Net income for the three months ended March 31, 2018			74,112		74,112
Other comprehensive loss				(576,444)	(576,444)
Comprehensive loss for the three months ended March 31, 2018					(502,332)
Cumulative effect adjustments			(81,973)	(10,552)	(92,525)
Dividends to parent			(140,000)		(140,000)
Balance, March 31, 2018	—	5,554,059	1,412,583	(574,300)	6,392,342
Net income for the three months ended June 30, 2018			81,495		81,495
Other comprehensive loss				(429,405)	(429,405)
Comprehensive loss for the three months ended June 30, 2018					(347,910)
Balance, June 30, 2018	—	5,554,059	1,494,078	(1,003,705)	6,044,432
Net income for the three months ended September 30, 2018			110,100		110,100
Other comprehensive loss				(199,002)	(199,002)
Other comprehensive loss for the three months ended September 30, 2018					(88,902)
Balance, September 30, 2018	$—	$5,554,059	$1,604,178	$(1,202,707)	$5,955,530

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30,
	2019	2018
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$347,021	$265,707
Adjustments to reconcile net income to net cash used in operating activities:
Realized investment (gains) losses	67,280	97,875
Amortization of DAC and VOBA	125,502	144,009
Capitalization of DAC	(341,883)	(331,277)
Depreciation and amortization expense	56,312	50,826
Deferred income tax	(205,151)	10,340
Accrued income tax	(78,910)	77,802
Interest credited to universal life and investment products	954,213	689,612
Policy fees assessed on universal life and investment products	(1,269,614)	(1,139,583)
Change in reinsurance receivables	287,080	259,429
Change in accrued investment income and other receivables	(562)	(11,823)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(545,433)	(491,110)
Trading securities:
Maturities and principal reductions of investments	82,603	140,851
Sale of investments	327,852	307,632
Cost of investments acquired	(270,800)	(403,355)
Other net change in trading securities	(57,240)	10,641
Amortization of premiums and accretion of discounts on investments and mortgage loans	238,181	232,401
Change in other liabilities	505,388	21,569
Other, net	(188,415)	(44,951)
Net cash provided by (used in) operating activities	$33,424	$(113,405)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Nine Months Ended September 30,
	2019	2018
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$1,364,815	$1,249,048
Sale of investments, available-for-sale	3,164,002	1,935,178
Cost of investments acquired, available-for-sale	(4,841,261)	(4,304,036)
Change in investments, held-to-maturity	86,000	62,000
Mortgage loans:
New lendings	(968,656)	(1,185,316)
Repayments	723,325	797,450
Change in investment real estate, net	(319)	647
Change in policy loans, net	53,056	43,642
Change in other long-term investments, net	81,809	(292,893)
Change in short-term investments, net	(722,615)	82,748
Net unsettled security transactions	(154,791)	84,036
Purchase of property, equipment, and intangibles	(24,511)	(9,888)
Cash received from reinsurance transaction	—	20,669
Payment for business acquisition, net of cash acquired	(777,807)	—
Net cash used in investing activities	$(2,016,953)	$(1,516,715)
Cash flows from financing activities
Borrowings under line of credit arrangement, debt, and subordinated debt	$1,000,000	$1,075,000
Principal payments on line of credit arrangement, debt, and subordinated debt	(9,325)	(757,884)
Issuance (repayment) of non-recourse funding obligations	(86,000)	(100,000)
Secured financing liabilities	(142,575)	(503,336)
Dividends to shareowner	—	(140,000)
Capital contributions from parent	250,000	—
Deposits to universal life and investment contracts	4,258,248	4,416,962
Withdrawals from universal life and investment contracts	(3,166,505)	(2,418,181)
Other financing activities, net	(729)	(291)
Net cash provided by financing activities	$2,103,114	$1,572,270
Change in cash	119,585	(57,850)
Cash at beginning of period	173,714	252,310
Cash at end of period	$293,299	$194,460

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
These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. The year-end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.
During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s historical consolidated statements of cash flows. The Company has determined that these misclassifications were not material to the financial statements for any period. These amounts have been corrected in the comparative consolidated statements of cash flows for the nine months ended September 30, 2019. The nine months ended September 30, 2018 amounts have been revised resulting in an increase in operating cash flows and corresponding decrease in financing cash flows of $88.0 million compared to the amounts previously reported.
Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Corporation and subsidiaries and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
During the second quarter of 2019, the Company recorded an adjustment related to prior periods to correct an error pertaining to the deferred policy acquisition costs (“DAC”) tax reimbursements paid under reinsurance agreements the Company entered in previous years. The adjustment resulted in an $8.96 million increase to accounts and premiums receivable on the Company’s consolidated balance sheet, with a corresponding increase to income. The Company concluded that the adjustment was not quantitatively or qualitatively material to previously reported periods or the current interim period. As a result, this adjustment was recorded by the Company within the consolidated condensed financial statements as of and for the period ended June 30, 2019.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2019.

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
Accounting Pronouncements Not Yet Adopted

ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. The Company has completed its scoping and gap analysis with respect to the implementation of the new standard. Additionally, the Company is in the testing phase with respect to its calculation of the allowance for credit losses for its portfolio of commercial mortgage loans and mortgage loan commitments and reinsurance receivables. A vendor-sourced credit loss model will be used to measure the allowance for the majority of the Company’s commercial mortgage loans and unfunded mortgage loan commitments, and the Company will use an internally-developed calculation to measure the allowance for reinsurance receivables. Testing and review activities which have not yet been completed include final user acceptance testing of the vendor model for commercial mortgage loans, as well as final approval of certain model inputs such as economic forecasts and mean reversion parameters which will materially impact the final allowance. The Company is on track to complete its testing and assumption review in the fourth quarter. In addition to development and testing of the calculation of the allowance for credit losses for these assets, the Company continues to implement new processes and controls with respect to the measurement and recognition of the allowance, along with the additional disclosures required by the Update. The Company expects to record a cumulative effect adjustment which includes an additional allowance for credit losses for commercial mortgage loans and reinsurance receivables. The amount of the cumulative effect adjustment cannot yet be reasonably estimated, as the allowance for credit losses recorded as of January 1, 2020 may be materially impacted by a) model inputs that have not been finalized or b) changes in macroeconomic conditions or other events and circumstances that cannot be reasonably forecasted.

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. The amendments in this Update are currently effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted. However, in October 2019, the Financial Accounting Standards Board (the “FASB”) affirmed their previous decision to delay the effective date of the Update by one year for larger SEC filers and two or three years for others, with early adoption permitted. A final Update is currently being drafted and when issued will extend the implementation deadline for the Company by one year to periods beginning after December 15, 2021. The Company has started its implementation efforts and is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results. While it is not possible to estimate the expected impact of adoption at this time, given the nature and extent of the required changes to a significant portion of the Company’s operations, adoption is expected to have a significant impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls.

ASU No. 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendments in this update require customers in a cloud computing arrangement accounted for as a service contract to capitalize implementation costs incurred in the arrangement. Capitalization should be based on the nature of the costs and the project stage at which the cost was incurred. The amendments in the Update are effective for annual and interim periods beginning after December 15, 2019 on either a retrospective or prospective basis. There will be no impact at the adoption date as the Company will adopt the amendments on a prospective basis.
3.  SIGNIFICANT TRANSACTIONS
The Lincoln National Life Insurance Company

On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed its previously announced acquisition (the “Liberty Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Liberty Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Master Transaction Agreement”) PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of PLICO, entered into reinsurance agreements (the “Liberty Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Liberty Reinsurance Agreements, Liberty ceded to PLICO and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price.

All policies issued in states other than New York were ceded to PLICO under a reinsurance agreement between Liberty and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC.  The aggregate statutory reserves of Liberty ceded to PLICO and PLAIC as of the date of the Liberty Closing were approximately $13.2 billion, which amount was based on initial estimates. The final reserve amount determined, as adjusted during the measurement period, was $13.7 billion. In addition, there are certain pending items which remain subject to adjustment in accordance with the Master Transaction Agreement and could result in a gain in future periods. Pursuant to the terms of the Liberty Reinsurance Agreements, each of PLICO and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Liberty Reinsurance Agreements. The trust accounts were initially funded by each of PLICO and PLAIC principally with the investment assets that were received from Liberty. Additionally, PLICO and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of PLICO and PLAIC.

The terms of the Liberty Reinsurance Agreements resulted in an acquisition of the Life Business by the Company in accordance with Accounting Standards Codification ("ASC" or "Codification") Topic 805, Business Combinations.

The following table details the purchase consideration and final allocation of assets acquired and liabilities from the Life Business reinsurance transaction as of the date of the Liberty Closing.

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

	Unaudited
	For The Three Months Ended September 30, 2018	For The Nine Months Ended September 30, 2018
	(Dollars In Thousands)
Revenue	$1,347,168	$4,078,285
Net income	$110,100	$311,851
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

On June 3, 2019, PLICO and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement PLICO and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to PLICO and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies related to the Individual Life Business on a 100% indemnity basis net of reinsurance recoveries. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the GWL&A Closing was $765.7 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to PLICO under reinsurance agreements between the applicable Seller and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to PLICO and PLAIC as of the GWL&A Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the GWL&A Closing. To support its obligations under the GWL&A Reinsurance Agreements, PLICO established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which will be administered by the Company.
As of the purchase date, the Company has recorded an estimate in the amount of $49.5 million related to contingent consideration. The final ceding commission is subject to adjustment based on these amounts. These amounts are accrued within other liabilities in the Company’s consolidated condensed balance sheet.

The contingent consideration is comprised of a holdback provision and a post-closing sales adjustment. The holdback amount is related to the performance of certain blocks of business for a specified period of time after the close of the transaction.  The range of amounts payable to Great West under this provision is $0 - $40.0 million. The Company established a liability of $37.6 million as of the transaction date, which represents the Company's best estimate of the present value of future payments.

Great West is also entitled to a payment for certain post-closing sales occurring between June 1, 2019 and December 31, 2019. At this time, a range for this payment cannot be estimated and the Company established a liability of $11.9 million on the transaction date, which represents the Company's best estimate of the present value of future payments as of the transaction date. During the three months ended September 30, 2019, this estimate was revised based on sales and returns achieved during that period. The liability as of September 30, 2019 was $8.2 million, which represents the Company's best estimate of the present value of future payments. The reduction in the liability was recorded as a component of earnings.

The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties, and covenants. The terms of the GWL&A Reinsurance Agreements resulted in an acquisition of the Individual Life Business by the Company in accordance with ASC Topic 805, Business Combinations.

The following table details the preliminary allocation of assets acquired and liabilities assumed from the Individual Life Business reinsurance transaction as of the date of the GWL&A Closing. The Company has not completed the process of determining the fair value of assets acquired and liabilities assumed, but will do so in the twelve month measurement period subsequent to the date of the GWL&A Closing. These estimates are provisional and subject to adjustment. Any adjustments to these fair value estimates will be reflected, retroactively, as of the date of the acquisition, and may result in adjustments to the value of business acquired.

Fair Value as of June 1, 2019
Unaudited
(Dollars In Thousands)
ASSETS
Fixed maturities	$8,697,966
Mortgage loans	1,386,228
Policy loans	44,002
Other long-term investments	1,579
Total investments	10,129,775
Cash	34,835
Accrued investment income	101,452
Accounts and premiums receivable	62
Premium due and deferred	1,642
Value of business acquired	510,875
Other intangibles	21,300
Other assets	1,525,911
Assets related to separate accounts	9,583,217
Total assets	21,909,069
LIABILITIES
Future policy benefits and claims	$11,000,902
Annuity account balances	220,064
Other policyholders’ funds	220,117
Other liabilities	72,127
Liabilities related to separate accounts	9,583,217
Total liabilities	21,096,427
NET ASSETS ACQUIRED	$812,642

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

	Unaudited		Unaudited
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenue	$1,618,711	$1,584,261	$4,822,409	$4,412,630
Net income	$100,626	$116,229	$364,116	$298,263
The amount of revenue and income before income tax of the Individual Life Business since the transaction date, June 1, 2019, included in the consolidated statements of income for the nine months ended September 30, 2019, amounted to $352.5 million and $74.0 million. The Company incurred approximately $12.2 million of non-recurring transaction costs for the nine months ended September 30, 2019.
Intangible assets recognized by the Company included the following (excluding goodwill):

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
	(Dollars In Thousands)	(In Years)
Distribution relationships	$15,000	18
Technology	6,300	10
Total intangible assets	$21,300

Amortizable intangible assets will be amortized on a straight line basis over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
Remainder of 2019	$366
2020	1,463
2021	1,463
2022	1,463
2023	1,463

Based on the balance recorded as of June 1, 2019, the expected amortization of value of business acquired ("VOBA") for the next five years is as follows:

Year	Amount
(Dollars In Thousands)
Remainder of 2019	$(3,616)
2020	(19,741)
2021	(12,153)
2022	(5,090)
2023	1,143

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
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) (“AOCI”) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-ichi Life, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.
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

Summarized financial information for the Closed Block as of September 30, 2019, and December 31, 2018, is as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,579,389	$5,679,732
Policyholder dividend obligation	319,865	—
Other liabilities	11,366	22,505
Total closed block liabilities	5,910,620	5,702,237
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,694,274	$4,257,437
Mortgage loans on real estate	73,563	75,838
Policy loans	648,805	672,213
Cash	75,828	116,225
Other assets	106,481	136,388
Total closed block assets	5,598,951	5,258,101
Excess of reported closed block liabilities over closed block assets	311,669	444,136
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $198,285 and $(141,128); and net of income tax: $(41,640) and $61,676	—	(120,528)
Future earnings to be recognized from closed block assets and closed block liabilities	$311,669	$323,608

Reconciliation of the policyholder dividend obligation is as follows:

	For The Nine Months Ended September 30,
	2019	2018
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$—	$160,712
Applicable to net revenue (losses)	(19,548)	(24,922)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	339,413	(135,790)
Policyholder dividend obligation, end of period	$319,865	$—

Closed Block revenues and expenses were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenues
Premiums and other income	$37,652	$39,691	$115,202	$121,768
Net investment income	52,018	50,833	154,808	152,248
Net investment gains (losses)	1,104	40	693	66
Total revenues	90,774	90,564	270,703	274,082
Benefits and other deductions
Benefits and settlement expenses	84,531	83,588	250,410	251,480
Other operating expenses	229	291	836	310
Total benefits and other deductions	84,760	83,879	251,246	251,790
Net revenues before income taxes	6,014	6,685	19,457	22,292
Income tax expense	1,263	1,404	4,086	4,681
Net revenues	$4,751	$5,281	$15,371	$17,611
5.  INVESTMENT OPERATIONS
Net realized gains (losses) are summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturities	$15,686	$(2,018)	$21,901	$6,304
Equity gains and losses	6,310	(6,638)	44,723	(16,466)
Modco trading portfolio	67,674	(10,901)	252,147	(148,427)
Other investments	(1,261)	(312)	(1,270)	1,519
Realized gains (losses) - all other investments	88,409	(19,869)	317,501	(157,070)
Realized gains (losses) - derivatives(1)	(102,403)	(27,465)	(370,123)	62,859
Realized investment gains (losses)	$(13,994)	$(47,334)	$(52,622)	$(94,211)

Net impairments losses recognized in earnings	$(10,818)	$(14)	$(14,658)	$(3,664)

(1) See Note 7, Derivative Financial Instruments

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Gross realized gains	$20,155	$3,410	$34,837	$21,596
Gross realized losses:
Impairment losses	$(10,818)	$(14)	$(14,658)	$(3,664)
Other realized losses	$(4,469)	$(5,428)	$(12,936)	$(15,292)
The chart below summarizes the fair value proceeds and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value proceeds	$679,514	$306,600	$1,819,526	$914,885
Gains realized	$20,155	$3,410	$34,837	$21,596

Securities in an unrealized loss position(1):
Fair value proceeds	$37,488	$122,317	$375,617	$380,493
Losses realized	$(4,469)	$(5,428)	$(12,936)	$(15,292)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset/liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$6,310	$(6,638)	$44,723	$(16,466)
Less: net gains (losses) recognized on equity securities sold during the period	$(648)	$(1,476)	$(395)	$(3,856)
Gains (losses) recognized during the period on equity securities still held	$6,958	$(5,162)	$45,118	$(12,610)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$5,162,112	$194,376	$(5,024)	$5,351,464	$—
Commercial mortgage-backed securities	2,657,041	88,906	(1,119)	2,744,828	—
Other asset-backed securities	1,878,663	32,830	(13,017)	1,898,476	—
U.S. government-related securities	1,154,940	9,836	(2,569)	1,162,207	(3)
Other government-related securities	554,434	52,547	(1,630)	605,351	—
States, municipals, and political subdivisions	4,503,629	331,625	(597)	4,834,657	1,274
Corporate securities	45,125,038	2,658,289	(323,790)	47,459,537	(24,644)
Redeemable preferred stocks	87,348	4,217	(4,003)	87,562
	61,123,205	3,372,626	(351,749)	64,144,082	(23,373)
Short-term investments	1,498,936	—	—	1,498,936	—
	$62,622,141	$3,372,626	$(351,749)	$65,643,018	$(23,373)

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$3,650,539	$23,247	$(62,196)	$3,611,590	$(18)
Commercial mortgage-backed securities	2,349,274	3,911	(58,101)	2,295,084	—
Other asset-backed securities	1,410,059	17,232	(35,398)	1,391,893	—
U.S. government-related securities	1,683,432	1,795	(45,722)	1,639,505	—
Other government-related securities	545,522	4,292	(33,850)	515,964	—
States, municipals, and political subdivisions	3,682,037	25,706	(118,902)	3,588,841	876
Corporate securities	38,634,888	112,992	(2,385,052)	36,362,828	(29,685)
Redeemable preferred stocks	94,362	—	(11,560)	82,802	—
	52,050,113	189,175	(2,750,781)	49,488,507	(28,827)
Short-term investments	776,357	—	—	776,357	—
	$52,826,470	$189,175	$(2,750,781)	$50,264,864	$(28,827)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

  The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$202,963	$241,836
Commercial mortgage-backed securities	208,935	188,925
Other asset-backed securities	137,732	159,907
U.S. government-related securities	48,112	59,794
Other government-related securities	26,792	44,207
States, municipals, and political subdivisions	300,332	286,413
Corporate securities	1,599,453	1,423,833
Redeemable preferred stocks	12,195	11,277
	2,536,514	2,416,192
Equity securities	6,647	9,892
Short-term investments	98,983	30,926
	$2,642,144	$2,457,010
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of September 30, 2019, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$1,831,024	$1,829,527	$—	$—
Due after one year through five years	9,983,745	10,170,970	—	—
Due after five years through ten years	13,732,775	14,362,164	—	—
Due after ten years	35,575,661	37,781,421	2,544,054	2,685,076
	$61,123,205	$64,144,082	$2,544,054	$2,685,076
The chart below summarizes the Company’s other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	Fixed Maturities	Fixed Maturities	Fixed Maturities	Fixed Maturities
	(Dollars In Thousands)
Other-than-temporary impairments	$(39,752)	$(14)	$(41,245)	$(715)
Non-credit impairment losses recorded in other comprehensive income (loss)	28,934	—	26,587	(2,949)
Net impairment losses recognized in earnings	$(10,818)	$(14)	$(14,658)	$(3,664)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and nine months ended September 30, 2019 and 2018.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Beginning balance	$12,498	$2	$24,868	$3,268
Additions for newly impaired securities	10,805	—	11,556	—
Additions for previously impaired securities	—	—	3,007	2
Reductions for previously impaired securities due to a change in expected cash flows	(12,498)	—	(21,332)	—
Reductions for previously impaired securities that were sold in the current period	—	(2)	(7,294)	(3,270)
Ending balance	$10,805	$—	$10,805	$—
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$484,979	$(2,069)	$288,103	$(2,955)	$773,082	$(5,024)
Commercial mortgage-backed securities	67,255	(78)	117,799	(1,041)	185,054	(1,119)
Other asset-backed securities	453,923	(7,510)	162,369	(5,507)	616,292	(13,017)
U.S. government-related securities	265,257	(844)	335,336	(1,725)	600,593	(2,569)
Other government-related securities	57,008	(488)	10,427	(1,142)	67,435	(1,630)
States, municipals, and political subdivisions	35,092	(297)	15,215	(300)	50,307	(597)
Corporate securities	2,137,102	(43,897)	3,631,827	(279,893)	5,768,929	(323,790)
Redeemable preferred stocks	—	—	16,935	(4,003)	16,935	(4,003)
	$3,500,616	$(55,183)	$4,578,011	$(296,566)	$8,078,627	$(351,749)
Residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months of $3.0 million and $1.0 million as of September 30, 2019. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $5.5 million as of September 30, 2019. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $1.7 million and $1.1 million, respectively, as of September 30, 2019. These declines were related to changes in interest rates.
The states, municipals, and political subdivisions category had gross unrealized losses greater than twelve months of $0.3 million as of September 30, 2019. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The corporate securities category had gross unrealized losses greater than twelve months of $279.9 million as of September 30, 2019. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
  As of September 30, 2019, the Company had a total of 809 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
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
  As of September 30, 2019, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $113.5 million of securities which were rated below investment grade. Approximately $235.2 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturities	$1,310,979	$(229,912)	$4,410,162	$(1,735,210)

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of September 30, 2019 and December 31, 2018, are as follows:

As of September 30, 2019	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$782,054	$10,406	$—	$792,460	$—
Steel City, LLC	1,762,000	130,616	—	1,892,616	—
	$2,544,054	$141,022	$—	$2,685,076	$—

As of December 31, 2018	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$750,474	$—	$(81,657)	$668,817	$—
Steel City, LLC	1,883,000	—	(4,607)	1,878,393	—
	$2,633,474	$—	$(86,264)	$2,547,210	$—
During the three and nine months ended September 30, 2019 and 2018, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $141.0 million of gross unrecognized holding gains as of September 30, 2019. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities (“VIEs”). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
Variable Interest Entities
The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the Financial Accounting Standards Board (“FASB”) Codification (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a VIE. If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
Based on this analysis, the Company had an interest in two subsidiaries as of September 30, 2019 and December 31, 2018, Red Mountain, LLC (“Red Mountain”) and Steel City, LLC (“Steel City”), that were determined to be VIEs.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued a note (the “Red Mountain Note”) to Golden Gate V. For details of this transaction, see Note 10, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment, through an affiliate, of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of September 30, 2019, no payments have been made or required related to this guarantee.
Steel City, a wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company ("Golden Gate"), in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 10, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of September 30, 2019, no payments have been made or required related to this guarantee.

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
•Level 2:  Quoted prices in markets that are not active or significant inputs that are observable either directly or indirectly. Level 2 inputs include the following:
a) Quoted prices for similar assets or liabilities in active markets;
b) Quoted prices for identical or similar assets or liabilities in non-active markets;
c) Inputs other than quoted market prices that are observable; and
d) Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
•Level 3:  Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own estimates about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$5,351,464	$—	$5,351,464
Commercial mortgage-backed securities	4	—	2,735,193	9,635	2,744,828
Other asset-backed securities	4	—	1,482,414	416,062	1,898,476
U.S. government-related securities	4	801,931	360,276	—	1,162,207
Other government-related securities	4	—	605,351	—	605,351
States, municipals, and political subdivisions	4	—	4,834,657	—	4,834,657
Corporate securities	4	—	46,134,425	1,325,112	47,459,537
Redeemable preferred stocks	4	70,627	16,935	—	87,562
Total fixed maturity securities - available-for-sale		872,558	61,520,715	1,750,809	64,144,082
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	202,963	—	202,963
Commercial mortgage-backed securities	3	—	208,935	—	208,935
Other asset-backed securities	3	—	76,205	61,527	137,732
U.S. government-related securities	3	25,756	22,356	—	48,112
Other government-related securities	3	—	26,792	—	26,792
States, municipals, and political subdivisions	3	—	300,331	—	300,331
Corporate securities	3	—	1,592,418	7,036	1,599,454
Redeemable preferred stocks	3	12,195	—	—	12,195
Total fixed maturity securities - trading		37,951	2,430,000	68,563	2,536,514
Total fixed maturity securities		910,509	63,950,715	1,819,372	66,680,596
Equity securities	3	549,487	36	69,818	619,341
Other long-term investments(1)	3 & 4	62,772	567,702	167,960	798,434
Short-term investments	3	1,517,313	80,606	—	1,597,919
Total investments		3,040,081	64,599,059	2,057,150	69,696,290
Cash	3	293,299	—	—	293,299
Other assets	3	34,621	—	—	34,621
Assets related to separate accounts
Variable annuity	3	12,542,212	—	—	12,542,212
Variable universal life	3	1,066,999	—	—	1,066,999
Total assets measured at fair value on a recurring basis		$16,977,212	$64,599,059	$2,057,150	$83,633,421
Liabilities:
Annuity account balances (2)	3	$—	$—	$71,820	$71,820
Other liabilities(1)	3 & 4	12,579	251,378	1,474,952	1,738,909
Total liabilities measured at fair value on a recurring basis		$12,579	$251,378	$1,546,772	$1,810,729

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
(3) Fair Value through Net Income
(4) Fair Value through Other Comprehensive Income (Loss)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$3,611,590	$—	$3,611,590
Commercial mortgage-backed securities	4	—	2,295,084	—	2,295,084
Other asset-backed securities	4	—	970,251	421,642	1,391,893
U.S. government-related securities	4	1,010,485	629,020	—	1,639,505
Other government-related securities	4	—	515,964	—	515,964
State, municipals, and political subdivisions	4	—	3,588,841	—	3,588,841
Corporate securities	4	—	35,724,552	638,276	36,362,828
Redeemable preferred stocks	4	65,536	17,266	—	82,802
Total fixed maturity securities - AFS		1,076,021	47,352,568	1,059,918	49,488,507
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	241,836	—	241,836
Commercial mortgage-backed securities	3	—	188,925	—	188,925
Other asset-backed securities	3	—	133,851	26,056	159,907
U.S. government-related securities	3	27,453	32,341	—	59,794
Other government-related securities	3	—	44,207	—	44,207
State, municipals, and political subdivisions	3	—	286,413	—	286,413
Corporate securities	3	—	1,417,591	6,242	1,423,833
Redeemable preferred stocks	3	11,277	—	—	11,277
Total fixed maturity securities - trading		38,730	2,345,164	32,298	2,416,192
Total fixed maturity securities		1,114,751	49,697,732	1,092,216	51,904,699
Equity securities	3	531,523	36	64,325	595,884
Other long-term investments(1)	3&4	83,047	180,438	112,344	375,829
Short-term investments	3	730,067	77,216	—	807,283
Total investments		2,459,388	49,955,422	1,268,885	53,683,695
Cash	3	173,714	—	—	173,714
Other assets	3	29,257	—	—	29,257
Assets related to separate accounts
Variable annuity	3	12,288,919	—	—	12,288,919
Variable universal life	3	937,732	—	—	937,732
Total assets measured at fair value on a recurring basis		$15,889,010	$49,955,422	$1,268,885	$67,113,317
Liabilities:
Annuity account balances(2)	3	$—	$—	$76,119	$76,119
Other liabilities(1)	3&4	56,018	69,501	629,942	755,461
Total liabilities measured at fair value on a recurring basis		$56,018	$69,501	$706,061	$831,580

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

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 91.6% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2019.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2019, the Company held $10.1 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of September 30, 2019, the Company held $487.2 million of Level 3 ABS, which included $425.7 million of other asset-backed securities classified as available-for-sale and $61.5 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be Level 3 measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of September 30, 2019, the Company classified approximately $53.9 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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

As of September 30, 2019, the Company classified approximately $1.3 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of September 30, 2019, the Company held approximately $69.9 million of equity securities classified as Level 2 and Level 3. Of this total, $68.5 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2019, 100% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The fair value of the guaranteed living withdrawal benefits (“GLWB”) embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table, with attained age factors varying from 87.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). For expected lapse and utilization, assumptions are used and updated for actual experience, as necessary, using an internal predictive model developed by the Company. As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
The balance of the fixed indexed annuity (“FIA”) embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior, assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 2015 Ruark ALB mortality table, with attained age factors varying from 87.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.
The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables, with attained age factors varying from 37.0% - 577.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements where the Company has ceded certain blocks of policies are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of September 30, 2019, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $3.5 billion and the statutory unrealized gain (loss) of the securities of $285.9 million. As a result, changes in the fair value of the embedded derivatives where the Company has ceded certain blocks of policies are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of September 30, 2019 is $71.8 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value as of September 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$415,950	Liquidation	Liquidation value	$95.39 - $97.00 ($96.48)
		Discounted cash flow	Liquidity premium	0.01% - 1.32% (0.44%)
			Paydown rate	9.96% - 12.61% (11.62%)
Corporate securities	1,325,112	Discounted cash flow	Spread over treasury	0.89% - 3.93% (1.73%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$547,306	Actuarial cash flow model	Mortality	87% to 100% of
Ruark 2015 ALB table
			Lapse	Internal Predictive Model
			Utilization	Internal Predictive Model

			Nonperformance risk	0.12% - 0.97%
Embedded derivative - FIA	308,861	Actuarial cash flow model	Expenses	$195 per policy
			Withdrawal rate	0.4% - 1.2% prior to age 70, 100% of the
RMD for ages 70+
			Mortality	87% to 100% of Ruark 2015 ALB
table
			Lapse	.5% - 50%, depending
on duration/surrender
charge period
Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.12% - 0.97%
Embedded derivative - IUL	141,793	Actuarial cash flow model	Mortality	37% - 156% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.12% - 0.97%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of September 30, 2019, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $79.4 million of financial instruments being classified as Level 3 as of September 30, 2019. Of the $79.4 million, $71.3 million are other asset-backed securities, $7.0 million are corporate securities, and $1.1 million are equity securities.
In certain cases, the Company has determined that book value materially approximates fair value. As of September 30, 2019, the Company held $68.7 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities AFS
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	9,366	—	294	—	—	—	(19)	—	—	—	(6)	9,635	—
Other asset-backed securities	418,310	—	865	(14)	(3,276)	—	(8)	—	—	—	185	416,062	—
Corporate securities	1,328,491	—	22,910	—	(3,408)	9,150	(72,215)	—	—	41,319	(1,135)	1,325,112	—
Total fixed maturity securities - AFS	1,756,167	—	24,069	(14)	(6,684)	9,150	(72,242)	—	—	41,319	(956)	1,750,809	—
Fixed maturity securities - trading
Other asset-backed securities	62,180	294	—	(34)	—	—	(879)	—	—	—	(34)	61,527	274
Corporate securities	5,294	67	—	—	—	1,700	—	—	—	—	(25)	7,036	6,906
Total fixed maturity securities - trading	67,474	361	—	(34)	—	1,700	(879)	—	—	—	(59)	68,563	7,180
Total fixed maturity securities	1,823,641	361	24,069	(48)	(6,684)	10,850	(73,121)	—	—	41,319	(1,015)	1,819,372	7,180
Equity securities	69,627	192	—	(1)	—	—	—	—	—	—	—	69,818	191
Other long-term investments(1)	110,923	57,037	—	—	—	—	—	—	—	—	—	167,960	57,037
Total investments	2,004,191	57,590	24,069	(49)	(6,684)	10,850	(73,121)	—	—	41,319	(1,015)	2,057,150	64,408
Total assets measured at fair value on a recurring basis	$2,004,191	$57,590	$24,069	$(49)	$(6,684)	$10,850	$(73,121)	$—	$—	$41,319	$(1,015)	$2,057,150	$64,408
Liabilities:
Annuity account balances(2)	$72,585	$—	$—	$(523)	$—	$—	$—	$91	$1,379	$—	$—	$71,820	$—
Other liabilities(1)	1,097,077	—	—	(344,191)	—	33,684	—	—	—	—	—	1,474,952	(344,191)
Total liabilities measured at fair value on a recurring basis	$1,169,662	$—	$—	$(344,714)	$—	$33,684	$—	$91	$1,379	$—	$—	$1,546,772	$(344,191)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended September 30, 2019, there were $52.1 million of securities transferred into Level 3 from Level 2.
For the three months ended September 30, 2019, there were $10.8 million of securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2019.
For the three months ended September 30, 2019, there were no transfers from Level 2 into Level 1.
For the three months ended September 30, 2019, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities AFS
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	310	—	—	9,359	(26)	—	—	—	(8)	9,635	—
Other asset-backed securities	421,642	446	11,525	(71)	(8,075)	—	(10,023)	—	—	—	618	416,062	—
Corporate securities	638,276	82	66,866	—	(6,917)	704,777	(157,171)	—	—	80,574	(1,375)	1,325,112	—
Total fixed maturity securities - AFS	1,059,918	528	78,701	(71)	(14,992)	714,136	(167,220)	—	—	80,574	(765)	1,750,809	—
Fixed maturity securities - trading
Other asset-backed securities	26,056	4,300	—	(3,618)	—	15,463	(6,771)	—	—	26,267	(170)	61,527	(2,442)
Corporate securities	6,242	236	—	(31)	—	1,700	(1,035)	—	—	—	(76)	7,036	5,274
Total fixed maturity securities - trading	32,298	4,536	—	(3,649)	—	17,163	(7,806)	—	—	26,267	(246)	68,563	2,832
Total fixed maturity securities	1,092,216	5,064	78,701	(3,720)	(14,992)	731,299	(175,026)	—	—	106,841	(1,011)	1,819,372	2,832
Equity securities	64,325	431	—	(17)	—	5,079	—	—	—	—	—	69,818	345
Other long-term investments(1)	112,344	83,959	—	(29,922)	—	1,579	—	—	—	—	—	167,960	54,037
Total investments	1,268,885	89,454	78,701	(33,659)	(14,992)	737,957	(175,026)	—	—	106,841	(1,011)	2,057,150	57,214
Total assets measured at fair value on a recurring basis	$1,268,885	$89,454	$78,701	$(33,659)	$(14,992)	$737,957	$(175,026)	$—	$—	$106,841	$(1,011)	$2,057,150	$57,214
Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(1,675)	$—	$—	$—	$158	$6,132	$—	$—	$71,820	$—
Other liabilities(1)	629,942	12,034	—	(786,156)	—	70,888	—	—	—	—	—	1,474,952	(774,122)
Total liabilities measured at fair value on a recurring basis	$706,061	$12,034	$—	$(787,831)	$—	$70,888	$—	$158	$6,132	$—	$—	$1,546,772	$(774,122)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the nine months ended September 30, 2019, there were $138.2 million securities transferred into Level 3 from Level 2.
For the nine months ended September 30, 2019, there were $31.4 million securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2019.
For the nine months ended September 30, 2019, there were no transfers from Level 2 into Level 1.
For the nine months ended September 30, 2019, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities AFS
Residential mortgage-backed securities	$21,780	$—	$—	$—	$(538)	$—	$—	$—	$—	$(21,281)	$39	$—	$—
Commercial mortgage-backed securities	47,227	—	—	—	(1,212)	—	(151)	—	—	(26,372)	(25)	19,467	—
Other asset-backed securities	515,701	—	17	(62)	(14,802)	—	(24)	—	—	—	1,431	502,261	—
Corporate securities	644,811	—	1,422	—	(4,044)	15,000	(47,935)	—	—	19,903	(873)	628,284	—
Total fixed maturity securities - AFS	1,229,519	—	1,439	(62)	(20,596)	15,000	(48,110)	—	—	(27,750)	572	1,150,012	—
Fixed maturity securities - trading
Other asset-backed securities	24,852	84	—	(76)	—	4,128	(926)	—	—	—	(50)	28,012	68
Corporate securities	5,254	—	—	(6)	—	—	—	—	—	—	(25)	5,223	(6)
Total fixed maturity securities - trading	30,106	84	—	(82)	—	4,128	(926)	—	—	—	(75)	33,235	62
Total fixed maturity securities	1,259,625	84	1,439	(144)	(20,596)	19,128	(49,036)	—	—	(27,750)	497	1,183,247	62
Equity securities	66,083	287	—	—	—	—	(2,102)	—	—	—	—	64,268	287
Other long-term investments(1)	156,674	24,872	—	—	—	—	—	—	—	—	—	181,546	24,872
Total investments	1,482,382	25,243	1,439	(144)	(20,596)	19,128	(51,138)	—	—	(27,750)	497	1,429,061	25,221
Total assets measured at fair value on a recurring basis	$1,482,382	$25,243	$1,439	$(144)	$(20,596)	$19,128	$(51,138)	$—	$—	$(27,750)	$497	$1,429,061	$25,221
Liabilities:
Annuity account balances(2)	$80,098	$—	$—	$(896)	$—	$—	$—	$40	$2,571	$—	$—	$78,463	$—
Other liabilities(1)	572,916	70,887	—	(52,451)	—	—	—	—	—	—	—	554,480	18,436
Total liabilities measured at fair value on a recurring basis	$653,014	$70,887	$—	$(53,347)	$—	$—	$—	$40	$2,571	$—	$—	$632,943	$18,436

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended September 30, 2018, there were $19.9 million securities transferred into Level 3.
For the three months ended September 30, 2018, there were $47.7 million of securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2018.
For the three months ended September 30, 2018, there were no transfers from Level 2 into Level 1.
For the three months ended September 30, 2018, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities AFS
Residential mortgage-backed securities	$—	$—	$—	$—	$(995)	$22,225	$—	$—	$—	$(21,281)	$51	$—	$—
Commercial mortgage-backed securities	—	—	—	—	(2,496)	48,621	(245)	—	—	(26,372)	(41)	19,467	—
Other asset-backed securities	504,365	—	11,884	(62)	(16,449)	—	(47)	—	—	222	2,348	502,261	—
Corporate securities	626,901	—	8,483	—	(22,973)	93,491	(86,388)	—	—	12,009	(3,239)	628,284	—
Total fixed maturity securities - AFS	1,131,266	—	20,367	(62)	(42,913)	164,337	(86,680)	—	—	(35,422)	(881)	1,150,012	—
Fixed maturity securities - trading
Other asset-backed securities	35,222	278	—	(3,674)	—	8,728	(12,595)	—	—	164	(111)	28,012	(3,337)
Corporate securities	5,442	—	—	(145)	—	—	—	—	—	—	(74)	5,223	(145)
Total fixed maturity securities - trading	40,664	278	—	(3,819)	—	8,728	(12,595)	—	—	164	(185)	33,235	(3,482)
Total fixed maturity securities	1,171,930	278	20,367	(3,881)	(42,913)	173,065	(99,275)	—	—	(35,258)	(1,066)	1,183,247	(3,482)
Equity securities	66,110	288	—	(64)	—	36	(2,102)	—	—	—	—	64,268	224
Other long-term investments(1)	136,004	46,557	—	(1,015)	—	—	—	—	—	—	—	181,546	45,542
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,374,044	47,123	20,367	(4,960)	(42,913)	173,101	(101,377)	—	—	(35,258)	(1,066)	1,429,061	42,284
Total assets measured at fair value on a recurring basis	$1,374,044	$47,123	$20,367	$(4,960)	$(42,913)	$173,101	$(101,377)	$—	$—	$(35,258)	$(1,066)	$1,429,061	$42,284
Liabilities:
Annuity account balances(2)	$83,472	$—	$—	$(2,749)	$—	$—	$—	$570	$8,328	$—	$—	$78,463	$—
Other liabilities(1)	760,890	328,343	—	(121,933)	—	—	—	—	—	—	—	554,480	206,410
Total liabilities measured at fair value on a recurring basis	$844,362	$328,343	$—	$(124,682)	$—	$—	$—	$570	$8,328	$—	$—	$632,943	$206,410

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the nine months ended September 30, 2018, there were $30.9 million securities transferred into Level 3.
For the nine months ended September 30, 2018, there were $66.2 million securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2018.
For the nine months ended September 30, 2018, there were no transfers from Level 2 into Level 1.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		September 30, 2019		December 31, 2018
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$9,327,911	$9,529,865	$7,724,733	$7,447,702
Policy loans	3	1,686,832	1,686,832	1,695,886	1,695,886
Fixed maturities, held-to-maturity(1)	3	2,544,054	2,685,076	2,633,474	2,547,210
Liabilities:
Stable value product account balances	3	$5,450,981	$5,547,509	$5,234,731	$5,200,723
Future policy benefits and claims(2)	3	1,707,238	1,709,444	1,671,414	1,671,434
Other policyholders’ funds(3)	3	104,395	106,285	131,150	131,782
Debt:(4)
Bank borrowings(5)	3	$599,653	$600,000	$—	$—
Senior Notes	2	1,467,245	1,531,330	1,100,508	1,065,338
Subordinated debentures	2	495,528	511,690	495,426	494,265
Subordinated funding obligations	3	110,000	113,369	110,000	95,476
Non-recourse funding obligations(6)	3	2,545,049	2,723,594	2,632,497	2,550,237

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain, LLC and Steel City, LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $2.3 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively.
(5) As September 30, 2019, includes the Term Loan Credit Agreement.
(6) As of September 30, 2019, carrying amount of $2.7 billion and a fair value of $2.5 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2018, carrying amount of $2.6 billion and a fair value of $2.5 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Senior notes and subordinated debentures
The Company estimates the fair value of its Senior Notes and Subordinated debentures using quoted market prices from third party pricing services, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate.
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
•To hedge a fixed rate note denominated in a foreign currency, the Company entered into a fixed-to-fixed foreign currency swap in order to hedge the foreign currency exchange risk associated with the note. The cash flows received on the swap are identical to the cash flows paid on the note.
•To hedge a floating rate note, the Company entered into an interest rate swap to exchange the floating rate on the note for a fixed rate in order to hedge the interest rate risk associated with the note. The cash flows received on the swap are identical to the cash flow variability paid on the note.
Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.
Derivatives Related to Variable Annuity Contracts
•The Company uses equity futures, equity options, total return swaps, interest rate futures, interest rate swaps, interest rate swaptions, currency futures, volatility futures, volatility options, and variance swaps to mitigate the risk related to certain guaranteed minimum benefits, including GLWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility.
•The Company markets certain VA products with a GLWB rider. The GLWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.
Derivatives Related to Fixed Annuity Contracts
•The Company uses equity futures and options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility.
•The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative as it is, not considered to be clearly and closely related to the host contract.
Derivatives Related to Indexed Universal Life Contracts
•The Company uses equity futures and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.
•The Company markets certain IUL products. The IUL component is considered an embedded derivative as it is not considered to be clearly and closely related to the host contract.
Other Derivatives
•The Company uses various swaps and other types of derivatives to manage risk related to other exposures.
•The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had fair value changes which substantially offset the gains or losses on these embedded derivatives.

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$727	$2,111	$(16,575)	$(13,229)
Equity futures	5,220	(5,733)	37,517	(23,025)
Currency futures	9,181	3,410	11,028	7,890
Equity options	(3,957)	(21,206)	(97,354)	(47,406)
Interest rate swaptions	—	—	—	(14)
Interest rate swaps	149,766	(41,288)	342,561	(131,147)
Total return swaps	(1,950)	(32,343)	(50,522)	(35,908)
Embedded derivative - GLWB	(224,091)	57,706	(378,409)	149,552
Total derivatives related to VA contracts	(65,104)	(37,343)	(151,754)	(93,287)
Derivatives related to FIA contracts:
Embedded derivative	(4,335)	(14,360)	(67,968)	(7,957)
Equity futures	962	(388)	964	(716)
Equity options	4,785	18,474	60,026	21,203
Total derivatives related to FIA contracts	1,412	3,726	(6,978)	12,530
Derivatives related to IUL contracts:
Embedded derivative	6,261	(9,535)	(18,395)	(877)
Equity futures	91	(1)	347	135
Equity options	586	4,928	9,372	5,764
Total derivatives related to IUL contracts	6,938	(4,608)	(8,676)	5,022
Embedded derivative - Modco reinsurance treaties	(44,027)	10,811	(199,704)	138,652
Other derivatives	(1,622)	(51)	(3,011)	(58)
Total realized gains (losses) - derivatives	$(102,403)	$(27,465)	$(370,123)	$62,859

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
		(Dollars In Thousands)
For The Three Months Ended September 30, 2019
Foreign currency swaps	$(4,163)	$(373)	$—
Interest rate swaps	(93)	(373)	—
Total	$(4,256)	$(746)	$—

For The Nine Months Ended September 30, 2019
Foreign currency swaps	$(7,789)	$(767)	$—
Interest rate swaps	(2,484)	(593)	—
Total	$(10,273)	$(1,360)	$—

For The Three Months Ended September 30, 2018
Foreign currency swaps	$190	$(155)	$—
Interest rate swaps	101	(326)	—
Total	$291	$(481)	$—

For The Nine Months Ended September 30, 2018
Foreign currency swaps	$3,772	$(473)	$—
Interest rate swaps	101	(326)	—
Total	$3,873	$(799)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $3.3 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,228,000	$131,894	$1,515,500	$28,501
Total return swaps	424,662	2,120	138,070	3,971
Embedded derivative - Modco reinsurance treaties	1,245,889	30,600	585,294	7,072
Embedded derivative - GLWB	2,388,462	137,360	3,984,070	105,272
Interest rate futures	844,428	8,256	286,208	10,302
Equity futures	322,478	2,425	12,633	483
Currency futures	271,290	2,316	—	—
Equity options	6,339,766	483,463	5,624,081	220,092
Other	—	—	157	136
	$14,064,975	$798,434	$12,146,013	$375,829
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$350,000	$—
Foreign currency swaps	117,178	13,516	117,178	904
Derivatives not designated as hedging instruments:
Interest rate swaps	50,000	—	775,000	11,367
Total return swaps	126,177	916	768,177	23,054
Embedded derivative - Modco reinsurance treaties	2,283,624	245,792	1,795,287	32,828
Embedded derivative - GLWB	7,583,625	735,465	6,282,712	289,343
Embedded derivative - FIA	2,792,499	306,063	2,576,033	217,288
Embedded derivative - IUL	276,466	141,793	233,550	90,231
Interest rate futures	650,353	7,776	863,706	20,100
Equity futures	137,284	1,935	659,357	33,753
Currency futures	—	—	202,747	2,163
Equity options	4,169,543	239,814	4,199,687	34,178
Other	193,069	45,839	3,288	252
	$18,729,818	$1,738,909	$18,826,722	$755,461

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
Collateral received includes both cash and non-cash collateral.  Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of

September 30, 2019, the fair value of non-cash collateral received was $34.4 million. As of December 31, 2018, the fair value of non-cash collateral received was $45.0 million.
The tables below present the derivative instruments by assets and liabilities for the Company as of September 30, 2019:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$630,474	$—	$630,474	$263,245	$255,776	$111,453
Total derivatives, subject to a master netting arrangement or similar arrangement	630,474	—	630,474	263,245	255,776	111,453
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	30,600	—	30,600	—	—	30,600
Embedded derivative - GLWB	137,360	—	137,360	—	—	137,360
Other	—	—	—	—	—	—
Total derivatives, not subject to a master netting arrangement or similar arrangement	167,960	—	167,960	—	—	167,960
Total derivatives	798,434	—	798,434	263,245	255,776	279,413
Total Assets	$798,434	$—	$798,434	$263,245	$255,776	$279,413

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$263,957	$—	$263,957	$263,245	$186	$526
Total derivatives, subject to a master netting arrangement or similar arrangement	263,957	—	263,957	263,245	186	526
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	245,792	—	245,792		—	245,792
Embedded derivative - GLWB	735,465	—	735,465	—	—	735,465
Embedded derivative - FIA	306,063	—	306,063	—	—	306,063
Embedded derivative - IUL	141,793	—	141,793	—	—	141,793
Other	45,839	—	45,839	—	—	45,839
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,474,952	—	1,474,952	—	—	1,474,952
Total derivatives	1,738,909	—	1,738,909	263,245	186	1,475,478
Repurchase agreements(1)	272,127	—	272,127	—	—	272,127
Total Liabilities	$2,011,036	$—	$2,011,036	$263,245	$186	$1,747,605

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2018:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$263,349	$—	$263,349	$70,322	$99,199	$93,828
Total derivatives, subject to a master netting arrangement or similar arrangement	263,349	—	263,349	70,322	99,199	93,828
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	7,072	—	7,072	—	—	7,072
Embedded derivative - GLWB	105,272	—	105,272	—	—	105,272
Other	136	—	136	—	—	136
Total derivatives, not subject to a master netting arrangement or similar arrangement	112,480	—	112,480	—	—	112,480
Total derivatives	375,829	—	375,829	70,322	99,199	206,308
Total Assets	$375,829	$—	$375,829	$70,322	$99,199	$206,308

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$125,519	$—	$125,519	$70,322	$47,856	$7,341
Total derivatives, subject to a master netting arrangement or similar arrangement	125,519	—	125,519	70,322	47,856	7,341
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	32,828	—	32,828	—	—	32,828
Embedded derivative - GLWB	289,343	—	289,343	—	—	289,343
Embedded derivative - FIA	217,288	—	217,288	—	—	217,288
Embedded derivative - IUL	90,231	—	90,231	—	—	90,231
Other	252	—	252	—	—	252
Total derivatives, not subject to a master netting arrangement or similar arrangement	629,942	—	629,942	—	—	629,942
Total derivatives	755,461	—	755,461	70,322	47,856	637,283
Repurchase agreements(1)	418,090	—	418,090	—	—	418,090
Total Liabilities	$1,173,551	$—	$1,173,551	$70,322	$47,856	$1,055,373

(1) Borrowings under repurchase agreements are for a term less than 90 days.

9. MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2019, the Company’s mortgage loan holdings were approximately $9.3 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2019, assuming the loans are called at their next call dates, approximately $54.4 million of principal would become due for the remainder of 2019, $850.9 million in 2020 through 2024 and $59.4 million in 2025 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30,

2019 and December 31, 2018, approximately $757.4 million and $700.6 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2019 and 2018, the Company recognized $3.8 million and $18.0 million, and $9.5 million and $22.0 million, respectively, of participating mortgage loan income.
As of September 30, 2019, $3.2 million of the Company’s invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the nine months ended September 30, 2019, the Company recognized four troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. During the three and nine months ended September 30, 2019, the Company did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. The Company did not identify any loans whose principal was permanently impaired during the three and nine months ended September 30, 2019.
As of September 30, 2019 and December 31, 2018, the Company had an allowance for mortgage loan credit losses of $4.1 million and $1.3 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.
As of September 30, 2019 and December 31, 2018, the Company had allowances for mortgage loan credit losses of $4.1 million and $1.3 million, respectively, which is shown in the chart below.

	As of
	September 30, 2019	December 31, 2018
	(Dollars In Thousands)
Beginning balance	$1,296	$—
Charge offs	(350)	—
Recoveries	—	(209)
Provision	3,110	1,505
Ending balance	$4,056	$1,296
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
The carrying value of the delinquent loans is shown in the following chart.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of September 30, 2019	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$1,641	$—	$730	$2,371
Number of delinquent commercial mortgage loans	2	—	3	5

As of December 31, 2018
Commercial mortgage loans	$1,044	$—	$1,234	$2,278
Number of delinquent commercial mortgage loans	4	—	1	5

  The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on loans to 90 days of interest. Once accrued interest on a non-accrual loan is received, interest income is recognized on a cash basis.
The following table includes the recorded investment, unpaid principal balance, related allowance, average recorded investment, interest income recognized, and cash basis interest income of the commercial loan portfolio as of September 30, 2019 and December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of September 30, 2019
Commercial mortgage loans:
With no related allowance recorded	$730	$722	$—	$243	$20	$28
With an allowance recorded	$14,373	$14,259	$4,056	$3,593	$540	$536

As of December 31, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	$5,684	$5,309	$1,296	$1,895	$267	$293
  Mortgage loans that were modified in a troubled debt restructuring as of September 30, 2019 and December 31, 2018 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of September 30, 2019
Troubled debt restructuring:
Commercial mortgage loans	2	$3,776	$3,776

As of December 31, 2018
Troubled debt restructuring:
Commercial mortgage loans	1	$2,688	$1,742

10. DEBT AND OTHER OBLIGATIONS
Debt and Subordinated Debt
Debt and subordinated debt are summarized as follows:

	As of
	September 30, 2019		December 31, 2018
	Outstanding Principal	Carrying Amounts	Outstanding Principal	Carrying Amounts
	(Dollars In Thousands)
Debt (year of issue):
Credit Facility	$—	$—	$—	$—
Term Loan Credit Agreement	600,000	599,653	—	—
Capital lease obligation	2,325	2,325	1,319	1,319
7.375% Senior Notes (2009), due 2019	400,000	401,662	400,000	416,469
8.45% Senior Notes (2009), due 2039	180,719	272,337	190,044	288,547
4.30% Senior Notes (2018), due 2028	400,000	395,826	400,000	395,492
3.40% Senior Notes (2019), due 2030	400,000	397,421	—	—
	$1,983,044	$2,069,224	$991,363	$1,101,827
Subordinated debt (year of issue):
5.35% Subordinated Debentures (2017), due 2052	$500,000	$495,528	$500,000	$495,426
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	55,000	55,000
3.55% Subordinated Funding Obligations (2018), due 2038	55,000	55,000	55,000	55,000
	$610,000	$605,528	$610,000	$605,426
During 2019, the Company repurchased and subsequently extinguished $14.1 million (par value - $9.3 million) of the Company’s 8.45% Senior Notes due 2039. These repurchases resulted in a $1.1 million pre-tax gain for the Company. The gain is recorded in other income in the consolidated condensed statements of income.
During the three months ended September 30, 2019, the Company issued $400.0 million of its Senior Notes at a rate of 3.40%, due 2030. These notes were issued net of a discount of $1.2 million. These notes are carried on the Company's balance sheet net of the discount and the associated deferred issuance expense of $1.4 million. The Company used the net proceeds from the offering for general corporate purposes, including repayment of its 7.375% Senior Notes issued in 2009 which matured on October 15, 2019.
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
Under a revolving line of credit arrangement that was in effect until May 3, 2018 (the “2015 Credit Facility”), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company had the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The 2015 Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, incurred under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility was February 2, 2020.
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the "Credit Facility"). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of the Company’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of the Company’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2019. There was no outstanding balance as of September 30, 2019.

Non-Recourse Funding Obligations

Non-recourse funding obligations outstanding as of September 30, 2019, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,762,000	$1,762,000	2039	4.75%
Golden Gate II Captive Insurance Company	20,600	17,742	2052	5.48%
Golden Gate V Vermont Captive Insurance Company(2)(3)	705,000	763,018	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,289	2024	6.19%
Total	$2,488,691	$2,545,049

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
(3) Fixed rate obligations

Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of September 30, 2019, the fair value of securities pledged under the repurchase program was $278.0 million, and the repurchase obligation of $272.1 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 215 basis points). During the nine months ended September 30, 2019, the maximum balance outstanding at any one point in time related to these programs was $540.0 million. The average daily balance was $160.1 million (at an average borrowing rate of 242 basis points) during the nine months ended September 30, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million, and the repurchase obligation of $418.1 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 245 basis points). During 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.

Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis. As of September 30, 2019, securities with a fair value of $76.7 million were loaned under this program. As collateral for the loaned securities, the Company receives cash and short-term investments, which is invested in collateralized short-term investments. These collateralized short-term investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of September 30, 2019, the fair value of the collateral related to this program was $80.6 million and the Company has an obligation to return $80.6 million of collateral to the securities borrowers.
The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of September 30, 2019 and December 31, 2018:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of September 30, 2019
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$265,684	$12,357	$—	$—	$278,041
Total repurchase agreements and repurchase-to-maturity transactions	265,684	12,357	—	—	278,041
Securities lending transactions
Corporate securities	65,547	—	—	—	65,547
Equity securities	10,266	—	—	—	10,266
Other government related securities	837	—	—	—	837
Total securities lending transactions	76,650	—	—	—	76,650
Total securities	$342,334	$12,357	$—	$—	$354,691

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
The Company leases administrative and marketing office space in approximately 19 cities (excluding the home office building), as well as various office equipment. Most leases have terms ranging from one year to ten years. Leases with an initial term of 12 months or less are not recorded on the consolidated condensed balance sheet. The Company accounts for lease components separately from non-lease components (e.g., common area maintenance). Certain of the Company’s lease agreements include options to renew at the Company's discretion. Management has concluded that the Company is not reasonably certain to elect any of these renewal options. The Company will use the interest rates received on its funding agreement backed notes as the collateralized discount rate when calculating the present value of remaining lease payments when the rate implicit in the lease is unavailable. Additionally, the Company previously leased a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75.0 million. The building is recorded in property and equipment on the consolidated condensed balance sheet.

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

As of September 30, 2019, the Company had outstanding claims receivable from SRUS of $18.4 million, and other exposures associated with reinsurance receivables of approximately $96.4 million and statutory reserve credit of approximately $105.7 million. The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. However, management does not have sufficient information about the current assets or capital position of SRUS. Additionally, it is unclear how the rehabilitation process will proceed or whether or to what extent the ultimate outcome of the rehabilitation process will be unfavorable to the Company.

The Company considered whether the accrual of a loss contingency under FASB ASC Topic 450, Contingencies, was appropriate with respect to amounts receivable from SRUS for ceded claims and reserves as of September 30, 2019. Due to the lack of sufficient information to support an analysis of SRUS's financial condition as of September 30, 2019 and uncertainty regarding whether and to what extent the ultimate outcome of the rehabilitation process will result in an outcome unfavorable to the Company, management concluded that any possible impairment of its reinsurance receivables balance could not be reasonably estimated.

12. EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018, are as follows:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2019		2018		2019		2018
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,114	$285	$3,006	$288	$9,342	$855	$9,888	$1,062
Interest cost on projected benefit obligation	2,778	371	2,577	359	8,334	1,113	7,371	1,077
Expected return on plan assets	(4,463)	—	(4,743)	—	(13,389)	—	(12,795)	—
Amortization of actuarial loss	—	74	—	196	—	222	—	726
Preliminary net periodic benefit cost	1,429	730	840	843	4,287	2,190	4,464	2,865
Settlement/curtailment expense	—	—	—	986	—		—	986
Total net periodic benefit costs	$1,429	$730	$840	$1,829	$4,287	$2,190	$4,464	$3,851
During the nine months ended September 30, 2019, the Company contributed $17.4 million to its defined benefit pension plan for the 2018 plan year. The Company will make contributions in future periods as necessary to at least satisfy minimum funding requirements, to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers. The Company may also make additional discretionary contributions in excess of the contribution amounts established by the current funding policy.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2019 and December 31, 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2017	$25,874	$747	$(13,925)	$12,696
Other comprehensive income (loss) before reclassifications	(1,420,499)	(1,884)	(3,546)	(1,425,929)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(20,751)	—	—	(20,751)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	15,651	1,130	1,989	18,770
Cumulative effect adjustments	(10,552)	—	—	(10,552)
Balance, December 31, 2018	$(1,410,277)	$(7)	$(15,482)	$(1,425,766)
Other comprehensive income (loss) before reclassifications	2,985,443	(8,116)	—	2,977,327
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	4,308	—	—	4,308
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(5,722)	1,075	—	(4,647)
Balance, September 30, 2019	$1,573,752	$(7,048)	$(15,482)	$1,551,222

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  As of December 31, 2018 and September 30, 2019, net unrealized losses reported in AOCI were offset by $613.4 million and $(837.6) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three and nine months ended September 30, 2019 and 2018.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Affected Line Item in the Condensed Consolidated Financial Statements
Gains/(losses) in net income:	Statements of Income	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
		2019	2018	2019	2018
		(Dollars In Thousands)
Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(746)	$(481)	$(1,360)	$(799)
	Tax (expense) benefit	157	101	285	168
		$(589)	$(380)	$(1,075)	$(631)

Unrealized gains and losses on available-for-sale securities	Realized investment gains (losses): All other investments	$15,686	$(2,018)	$21,901	$6,304
	Net impairment losses recognized in earnings	(10,818)	(14)	(14,658)	(3,664)
	Tax (expense) benefit	(1,022)	427	(1,521)	(554)
		$3,846	$(1,605)	$5,722	$2,086
(1) See Note 7, Derivative Financial Instruments for additional information.

14. INCOME TAXES
The Company used its respective estimates for its annual 2019 and 2018 incomes in computing its effective income tax rates for the three and nine months ended September 30, 2019 and 2018. The effective tax rates for the three and nine months ended September 30, 2019 and 2018, were 21.3% and 19.8% and 19.5% and 18.8%, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	September 30, 2019	December 31, 2018
	(Dollars In Thousands)
Balance, beginning of period	$7,134	$11,353
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	—	—
Reductions of tax positions of prior years:
Changes in judgment	—	(4,219)
Settlements during the period	(5,343)	—
Lapses of applicable statute of limitations	—	—
Balance, end of period	$1,791	$7,134
Included in the end of period balance above, as of September 30, 2019 and December 31, 2018 there were no unrecognized tax benefits for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $1.8 million and $7.1 million for the period ending September 30, 2019 and the year ending December 31, 2018, respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. These amounts were a $0.7 million detriment and a $0.04 million detriment for the period ending September 30, 2019 and the year ending December 31, 2018, respectively (before taking into account the related income tax benefit associated with such an expense).
In April 2019, the IRS proposed favorable and unfavorable adjustments to the Company’s 2014 through 2016 reported taxable income. The Company agreed to these adjustments. The resulting taxes have been settled, other than interest, and the settlement of interest will not materially impact the Company or its effective tax rate. This agreement with the IRS is the primary cause for the reductions of unrecognized tax benefits shown in the chart above.
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
•The Life Marketing segment markets fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent marketing organizations, and affinity groups.

•The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Life Marketing and/or Annuities segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.
•The Annuities segment markets fixed and VA products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.
•The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. This segment also issues funding agreements to the FHLB, and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. The Company also has an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.
•The Asset Protection segment markets extended service contracts, guaranteed asset protection (“GAP”) products, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.
•The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, various financing and investment related transactions, and the operations of several small subsidiaries.
The Company's management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company's measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•realized gains and losses on investments and derivatives,
•changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,
•actual GLWB incurred claims, and
•the amortization of DAC, value of business acquired (“VOBA”), and certain policy liabilities that is impacted by the exclusion of these items.
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
There were no significant intersegment transactions during the three and nine months ended September 30, 2019 and 2018.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenues
Life Marketing	$472,649	$438,585	$1,371,548	$1,288,455
Acquisitions	859,524	581,054	2,136,497	1,469,787
Annuities	92,565	129,280	332,189	413,170
Stable Value Products	59,954	59,328	187,118	158,944
Asset Protection	75,884	79,158	228,096	233,347
Corporate and Other	58,135	59,763	196,068	193,205
Total revenues	$1,618,711	$1,347,168	$4,451,516	$3,756,908
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(25,347)	$2,521	$(24,575)	$(23,065)
Acquisitions	103,210	93,648	247,932	208,206
Annuities	35,860	45,587	135,347	142,052
Stable Value Products	20,863	27,126	71,208	76,198
Asset Protection	10,405	8,029	29,359	21,413
Corporate and Other	(22,664)	(19,937)	(62,783)	(58,413)
Pre-tax adjusted operating income	122,327	156,974	396,488	366,391
Realized gains (losses) on investments and derivatives	5,516	(20,255)	36,344	(39,102)
Income before income tax	127,843	136,719	432,832	327,289
Income tax expense	(27,217)	(26,619)	(85,811)	(61,582)
Net income	$100,626	$110,100	$347,021	$265,707

Pre-tax adjusted operating income	$122,327	$156,974	$396,488	$366,391
Adjusted operating income tax expense	(26,059)	(30,873)	(78,179)	(69,793)
After-tax adjusted operating income	96,268	126,101	318,309	296,598
Realized gains (losses) on investments and derivatives	5,516	(20,255)	36,344	(39,102)
Income tax (expense) benefit on adjustments	(1,158)	4,254	(7,632)	8,211
Net income	$100,626	$110,100	$347,021	$265,707

Realized investment gains (losses):
Derivative financial instruments	$(102,403)	$(27,465)	$(370,123)	$62,859
All other investments	88,409	(19,869)	317,501	(157,070)
Net impairment losses recognized in earnings	(10,818)	(14)	(14,658)	(3,664)
Less: related amortization(1)	(6,205)	(5,859)	(37,406)	5,060
Less: VA GLWB economic cost	(24,123)	(21,234)	(66,218)	(63,833)
Realized gains (losses) on investments and derivatives	$5,516	$(20,255)	$36,344	$(39,102)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets
	As of September 30, 2019
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$15,780,011	$52,877,466	$21,500,280	$5,324,149
DAC and VOBA	1,467,865	885,600	895,121	6,019
Other intangibles	248,475	37,287	161,509	6,889
Goodwill	215,254	23,862	343,247	113,924
Total assets	$17,711,605	$53,824,215	$22,900,157	$5,450,981

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,059,284	$18,363,134	$114,904,324
DAC and VOBA	170,269	—	3,424,874
Other intangibles	114,703	27,473	596,336
Goodwill	129,224	—	825,511
Total assets	$1,473,480	$18,390,607	$119,751,045

	Operating Segment Assets
	As of December 31, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,575,702	$31,859,520	$20,199,597	$5,107,334
DAC and VOBA	1,499,386	458,977	889,697	6,121
Other intangibles	262,758	31,975	156,785	7,389
Goodwill	215,254	23,862	343,247	113,924
Total assets	$16,553,100	$32,374,334	$21,589,326	$5,234,768

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$1,019,297	$12,715,208	$85,476,658
DAC and VOBA	168,973	—	3,023,154
Other intangibles	122,590	31,934	613,431
Goodwill	129,224	—	825,511
Total assets	$1,440,084	$12,747,142	$89,938,754

16. SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to September 30, 2019, and through the date the Company filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company's consolidated condensed financial statements.

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
FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE
This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
•Life Marketing—We market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.
•Acquisitions—We focus on acquiring, converting, and/or servicing policies and contracts from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Life Marketing and/or Annuities segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.
•Annuities—We market fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.
•Stable Value Products—We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. We also have an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.
•Asset Protection—We market extended service contracts, guaranteed asset protection (“GAP”) products, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, recreational vehicles, watercraft, and powersports. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.
•Corporate and Other—This segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above (including interest on corporate debt). This segment includes earnings from several non-strategic or runoff lines of business, financing and investment-related transactions, and the operations of several small subsidiaries.
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
On June 3, 2019, PLICO and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement, PLICO and Protective Life and Annuity Insurance Company (“PLAIC”), entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to PLICO and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies relating to the Individual Life Business. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the GWL&A Closing was $765.7 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to PLICO under reinsurance agreements between the applicable Seller and PLICO, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to PLICO and PLAIC as of the GWL&A Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the GWL&A

Closing. To support its obligations under the GWL&A Reinsurance Agreements, PLICO established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by the Company.

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
•exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics, malicious acts, cyber attacks, terrorist acts, and climate change, which could adversely affect our operations and results;
•a disruption or cyber attack affecting the electronic, communication, and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect our business, financial condition, and results of operations;
•confidential information maintained in the systems of the Company or other parties upon which we rely could be compromised or misappropriated as a result of security breaches or other related lapses or incidents, damaging our business and reputation and adversely affecting our financial condition and results of operations;
•our results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates;
•we may not realize our anticipated financial results from our acquisitions strategy;
•we may experience competition in our acquisition segment;
•assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect us;
•we are dependent on the performance of others;
•our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;
•our strategies for mitigating risks arising from our day-to-day operations may prove ineffective, resulting in a material adverse effect on our results of operations and financial condition;
•events that damage our reputation or the reputation of our industry could adversely impact our business, results of operations, or financial condition;
•we may not be able to protect our intellectual property and may be subject to infringement claims;
•developments in technology may impact our business;
Financial Environment
•interest rate fluctuations and sustained periods of low or high interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;
•our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;
•credit market volatility or disruption could adversely impact the Company’s financial condition or results from operations;
•disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity and financial needs;
•equity market volatility could negatively impact our business;
•our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;
•our ability to grow depends in large part upon the continued availability of capital;
•we could be forced to sell investments at a loss to cover policyholder withdrawals;
•difficult general economic conditions could materially adversely affect our business and results of operations;
•we may be required to establish a valuation allowance against our deferred tax assets, which could have a material adverse effect on our results of operations, financial condition, and capital position;
•we could be adversely affected by an inability to access our credit facility;

•the amount of statutory capital or risk-based capital that we have and the amount of statutory capital or risk-based capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control;
•we could be adversely affected by a ratings downgrade or other negative action by a rating organization;
•we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;
•we could be adversely affected by an inability to access FHLB lending;
•our securities lending program may subject us to liquidity and other risks;
•our financial condition or results of operations could be adversely impacted if our assumptions regarding the fair value and future performance of our investments differ from actual experience;
•adverse actions of certain funds or their advisers could have a detrimental impact on our ability to sell our variable life and annuity products, or maintain current levels of assets in those products;
Industry and Regulation
•the business of our company is highly regulated and is subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations;
•we may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives;
•NAIC actions, pronouncements, and initiatives may affect our product profitability, reserve and capital requirements, financial condition, or results of operations;
•our use of captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products, may be limited or adversely affected by regulatory action, pronouncements, and interpretations;
•laws, regulations, and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;
•we are subject to insurance guaranty fund laws, rules, and regulations that could adversely affect our financial condition or results of operations;
•we are subject to insurable interest laws, rules and regulations that could adversely affect our financial condition or results of operations;
•the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;
•laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect our results of operations or financial condition;
•new and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities or life insurance products may have a material adverse impact on our ability to sell annuities and other products and to retain in-force business and on our financial condition or results of operations;
•we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with our business operations;
•changes to tax law, or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;
•financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;
•the financial services and insurance industries are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;
•new accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us;
•if our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition;
•use of reinsurance introduces variability in our statements of income;
•our reinsurers could fail to meet assumed obligations, increase rates, terminate agreements or be subject to adverse developments that could affect us;
•our policy claims fluctuate from period to period resulting in earnings volatility;
•we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability; and
•our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.
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
RESULTS OF OPERATIONS
Our management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•realized gains and losses on investments and derivatives,
•changes in the guaranteed living withdrawal benefits (“GLWB”) embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,
•actual GLWB incurred claims, and
•the amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), and certain policy liabilities that is impacted by the exclusion of these items.

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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(25,347)	$2,521	$(24,575)	$(23,065)
Acquisitions	103,210	93,648	247,932	208,206
Annuities	35,860	45,587	135,347	142,052
Stable Value Products	20,863	27,126	71,208	76,198
Asset Protection	10,405	8,029	29,359	21,413
Corporate and Other	(22,664)	(19,937)	(62,783)	(58,413)
Pre-tax adjusted operating income	122,327	156,974	396,488	366,391
Realized gains (losses) on investments and derivatives	5,516	(20,255)	36,344	(39,102)
Income before income tax	127,843	136,719	432,832	327,289
Income tax expense	(27,217)	(26,619)	(85,811)	(61,582)
Net income	$100,626	$110,100	$347,021	$265,707

Pre-tax adjusted operating income	$122,327	$156,974	$396,488	$366,391
Adjusted operating income tax expense	(26,059)	(30,873)	(78,179)	(69,793)
After-tax adjusted operating income	96,268	126,101	318,309	296,598
Realized gains (losses) on investments and derivatives	5,516	(20,255)	36,344	(39,102)
Income tax (expense) benefit on adjustments	(1,158)	4,254	(7,632)	8,211
Net income	$100,626	$110,100	$347,021	$265,707

Realized investment gains (losses):
Derivative financial instruments	$(102,403)	$(27,465)	$(370,123)	$62,859
All other investments	88,409	(19,869)	317,501	(157,070)
Net impairment losses recognized in earnings	(10,818)	(14)	(14,658)	(3,664)
Less: related amortization(1)	(6,205)	(5,859)	(37,406)	5,060
Less: VA GLWB economic cost	(24,123)	(21,234)	(66,218)	(63,833)
Realized gains (losses) on investments and derivatives	$5,516	$(20,255)	$36,344	$(39,102)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

During the three months ended September 30, 2019, we completed our annual assumption review process related to certain insurance products. Through this process, we review key assumptions such as mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, and separate account fund returns. Changes in these assumptions this quarter led to prospective unlocking which reduced pre-tax adjusted operating income and income before income tax for the three month period by $35.8 million and $57.4 million, respectively. The primary drivers of the reduction to pretax adjusted operating income were the revision of our assumptions related to investment yields and lapses. The impact reported in realized gains (losses) on investments and derivatives was $(21.6) million and resulted primarily from updates to lapse and benefit utilization assumptions in our VA and FIA product lines.

When calculating the reinvestment rate for the investment yield assumption, we assumed a starting and ultimate 10 year and 30 year Treasury rate of 2.2% and 2.6%, respectively. We assumed a starting 10 and 30 year credit spread of 123 basis points and 141 basis points, respectively. The starting credit spread assumption stays level for 5 years and grades to an ultimate

10 year and 30 year credit spread of 158 basis points and 188 basis points, respectively, based upon a historical average in years 6-10 of the projection.
For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
Net income for the three months ended September 30, 2019 was $100.6 million, a decrease of $9.5 million. Pre-tax adjusted operating income was $122.3 million, a decrease of $34.6 million. The decrease consisted of a $27.9 million decrease in the Life Marketing segment, a $9.7 million decrease in the Annuities segment, a $2.7 million decrease in the Corporate and Other segment, and a $6.3 million decrease in the Stable Value Products segment. These decreases were partially offset by a $9.6 million increase in the Acquisitions segment and a $2.4 million increase in the Asset Protection segment
Net realized gains on investments and derivatives for the three months ended September 30, 2019 were $5.5 million as compared to net realized losses of $20.3 million for the three months ended September 30, 2018.
•Life Marketing segment pre-tax adjusted operating loss was $25.3 million for the three months ended September 30, 2019, representing a decrease of $27.9 million from the three months ended September 30, 2018. The decrease was primarily due to the impact of unlocking. The segment recorded an unfavorable $30.6 million of unlocking for the three months ended September 30, 2019, as compared to an unfavorable $6.9 million of unlocking for the three months ended September 30, 2018. The unlocking in 2019 was primarily driven by a reduction in assumed interest rates.
•Acquisitions segment pre-tax adjusted operating income was $103.2 million for the three months ended September 30, 2019, an increase of $9.6 million as compared to the three months ended September 30, 2018, primarily due to the favorable impact of $29.8 million from the GWL&A reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business. For the three months ended September 30, 2019, the segment recorded unfavorable unlocking of $13.3 million as compared to favorable unlocking of $0.5 million for the three months ended September 30, 2018.
•Annuities segment pre-tax adjusted operating income was $35.9 million for the three months ended September 30, 2019, as compared to $45.6 million for the three months ended September 30, 2018, a decrease of $9.7 million, or 21.3%. This variance was primarily the result of lower interest spreads, a decline in variable annuities (“VA”) fee income, higher operating expenses, and an unfavorable change in guaranteed benefit reserves, partially offset by favorable changes in single premium immediate annuities ("SPIA") mortality and unlocking. Segment results were negatively impacted by $3.8 million of unfavorable unlocking for the three months ended September 30, 2019, as compared to $4.8 million of unfavorable unlocking for the three months ended September 30, 2018.
•Stable Value segment pre-tax adjusted operating income was $20.9 million, a decrease of $6.3 million, or 23.1%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in pre-tax adjusted operating income primarily resulted from lower participating mortgage income and higher credited interest. Participating mortgage income for the three months ended September 30, 2019, was $3.7 million as compared to $9.0 million for the three months ended September 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the three months ended September 30, 2019, from the prior year, due primarily to an increase in credited interest.
•Asset Protection segment pre-tax adjusted operating income was $10.4 million, representing an increase of $2.4 million, or 29.6%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Earnings from the GAP product line increased $2.2 million due to lower loss ratios. Service contract earnings increased $0.3 million primarily due to higher investment income. Earnings from the credit insurance product line decreased $0.1 million due to lower volume.
•The Corporate and Other segment pre-tax adjusted operating loss was $22.7 million for the three months ended September 30, 2019, as compared to a pre-tax adjusted operating loss of $19.9 million for the three months ended September 30, 2018. The increased operating loss was primarily due to a decrease in investment income due to a decrease in invested asset balance and increased interest expense, partially offset by a decrease in corporate overhead expense.

For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
Net income for the nine months ended September 30, 2019 was $347.0 million, an increase of $81.3 million. Pre-tax adjusted operating income was $396.5 million, an increase of $30.1 million. The increase consisted of a $39.7 million increase in the Acquisitions segment and a $7.9 million increase in the Asset Protection segment. These increases were partially offset by a $4.4 million decrease in the Corporate and Other segment, a $1.5 million decrease in the Life Marketing segment, a $6.7 million decrease in the Annuities segment, and a $5.0 million decrease in the Stable Value Products segment.
Net realized gains on investments and derivatives for the nine months ended September 30, 2019 were $36.3 million as compared to net realized losses of $39.1 million for the nine months ended September 30, 2018.

•Life Marketing segment pre-tax adjusted operating loss was $24.6 million for the nine months ended September 30, 2019, representing an increase of $1.5 million from the nine months ended September 30, 2018. The increase in the operating loss was primarily due to higher claims and the impact of unlocking in the universal life block, partly offset by higher investment income and lower expenses in the universal life block and lower claims in the traditional life block. The segment recorded an unfavorable $29.2 million of unlocking for the nine months ended September 30, 2019, as compared to an unfavorable $19.8 million of unlocking for the nine months ended September 30, 2018. The unlocking in 2019 was primarily driven by a reduction in assumed interest rates.
•Acquisitions segment pre-tax adjusted operating income was $247.9 million for the nine months ended September 30, 2019, an increase of $39.7 million as compared to the nine months ended September 30, 2018, primarily due to the addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added $75.4 million of pre-tax adjusted operating income for the nine months ended September 30, 2019, an increase of $42.3 million as compared to the nine months ended September 30, 2018. In addition, the GWL&A reinsurance transaction added $25.9 million of pre-tax adjusted operating income for the nine months ended September 30, 2019. This was partly offset by the expected runoff of the in-force blocks of business. For the nine months ended September 30, 2019, the segment recorded unfavorable unlocking of $7.2 million as compared to unfavorable unlocking of $0.4 million for the nine months ended September 30, 2018.
•Annuities segment pre-tax adjusted operating income was $135.3 million for the nine months ended September 30, 2019, as compared to $142.1 million for the nine months ended September 30, 2018, a decrease of $6.7 million, or 4.7%. This variance was primarily the result of a decline in VA fee income, an unfavorable change in SPIA mortality, and higher operating expenses, partially offset by favorable unlocking, increased interest spreads, a favorable change in SPIA mortality, and a favorable change in guaranteed benefit reserves. Segment results were positively impacted by $3.9 million of favorable unlocking for the nine months ended September 30, 2019, as compared to $11.7 million of unfavorable unlocking for the nine months ended September 30, 2018.
•Stable Value segment pre-tax adjusted operating income was $71.2 million, a decrease of $5.0 million, or 6.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease in pre-tax adjusted operating income primarily resulted from lower participation income and higher credited interest. Participating mortgage income for the nine months ended September 30, 2019, was $15.2 million as compared to $20.9 million for the nine months ended September 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the nine months ended September 30, 2019, from the prior year, due primarily to an increase in credited interest.
•Asset Protection segment pre-tax adjusted operating income was $29.4 million, representing an increase of $7.9 million, or 37.1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Earnings from the GAP product line increased $6.1 million due to lower loss ratios. Service contract earnings increased $1.7 million primarily due to higher administrative fees and higher investment income. Earnings from the credit insurance product line increased $0.1 million primarily due to lower expenses.
•The Corporate and Other segment pre-tax adjusted operating loss was $62.8 million for the nine months ended September 30, 2019, as compared to a pre-tax adjusted operating loss of $58.4 million for the nine months ended September 30, 2018. The increased operating loss was primarily due to an decrease in investment income due to decreased invested asset balances and increased interest expenses, partially offset by a decrease in corporate overhead expenses.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$495,262	$422,430	$1,476,149	$1,416,241
Reinsurance ceded	(202,520)	(144,607)	(631,907)	(630,736)
Net premiums and policy fees	292,742	277,823	844,242	785,505
Net investment income	143,684	138,017	428,858	413,276
Other income	32,485	30,630	96,606	94,536
Total operating revenues	468,911	446,470	1,369,706	1,293,317
Realized investment gains (losses)	3,738	(7,885)	1,842	(4,862)
Total revenues	472,649	438,585	1,371,548	1,288,455
BENEFITS AND EXPENSES
Benefits and settlement expenses	392,652	383,653	1,136,676	1,081,769
Amortization of DAC/VOBA	55,928	16,776	116,474	82,222
Other operating expenses	45,678	43,520	141,131	152,391
Operating benefits and settlement expenses	494,258	443,949	1,394,281	1,316,382
Benefits and settlement expenses related to realized gains (losses)	4,766	(5,721)	(2,138)	(2,335)
Amortization of DAC/VOBA related to realized gains (losses)	341	819	2,096	1,205
Total benefits and expenses	499,365	439,047	1,394,239	1,315,252
INCOME (LOSS) BEFORE INCOME TAX	(26,716)	(462)	(22,691)	(26,797)
Less: realized gains (losses)	3,738	(7,885)	1,842	(4,862)
Less: related benefits and settlement expenses	(4,766)	5,721	2,138	2,335
Less: related amortization of DAC/VOBA	(341)	(819)	(2,096)	(1,205)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(25,347)	$2,521	$(24,575)	$(23,065)

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$19,106	$13,034	$57,315	$39,184
Universal life	18,009	30,712	63,053	92,348
	$37,115	$43,746	$120,368	$131,532
Sales By Distribution Channel
Traditional brokerage	$22,550	$35,813	$76,698	$107,386
Institutional	12,645	5,881	37,646	17,603
Direct	1,920	2,052	6,024	6,543
	$37,115	$43,746	$120,368	$131,532
Average Life Insurance In-force(2)
Traditional	$360,112,093	$352,442,802	$358,590,816	$348,875,590
Universal life	288,396,760	280,352,234	286,909,706	276,612,519
	$648,508,853	$632,795,036	$645,500,522	$625,488,109
Average Account Values
Universal life	$7,803,697	$7,765,543	$7,799,086	$7,741,229
Variable universal life	802,244	786,953	772,810	777,037
	$8,605,941	$8,552,496	$8,571,896	$8,518,266

(1) Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.

(2) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Insurance companies:
First year commissions	$38,877	$48,673	$121,541	$148,275
Renewal commissions	10,131	9,455	29,831	29,971
First year ceding allowances	(185)	(273)	(591)	(499)
Renewal ceding allowances	(51,422)	(47,509)	(144,519)	(126,167)
General & administrative	59,087	54,178	168,737	166,628
Taxes, licenses, and fees	9,857	9,173	29,492	29,023
Other operating expenses incurred	66,345	73,697	204,491	247,231
Less: commissions, allowances & expenses capitalized	(52,885)	(62,180)	(162,506)	(192,961)
Insurance company other operating expenses	13,460	11,517	41,985	54,270
Distribution companies:
Commissions	22,532	22,922	70,366	69,198
Other operating expenses	9,686	9,081	28,780	28,923
Distribution company other operating expenses	32,218	32,003	99,146	98,121
Other operating expenses	$45,678	$43,520	$141,131	$152,391
For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $25.3 million for the three months ended September 30, 2019, representing a decrease of $27.9 million from the three months ended September 30, 2018. The decrease was primarily due to the impact of unlocking. The segment recorded an unfavorable $30.6 million of unlocking for the three months ended September 30, 2019, as compared to an unfavorable $6.9 million of unlocking for the three months ended September 30, 2018. The unlocking in 2019 was primarily driven by a reduction in assumed interest rates.

Operating revenues

Total operating revenues for the three months ended September 30, 2019, increased $22.4 million, or 5.0%, as compared to the three months ended September 30, 2018. This increase was driven by higher premiums and policy fees and higher investment income.
Net premiums and policy fees
Net premiums and policy fees increased by $14.9 million, or 5.4%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, driver by higher net premiums in the traditional life block.
Net investment income
Net investment income in the segment increased $5.7 million, or 4.1%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, driven by higher universal life investment income of $7.0 million, due to growth in reserves in the block and higher yields, partly offset by lower distribution company investment income of $1.0 million.
Other income
Other income increased $1.9 million, or 6.1%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to higher revenue in the segment’s non-insurance operations.

Benefits and settlement expenses
Benefits and settlement expenses increased by $9.0 million, or 2.3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, driven by an increase in universal life reserves, partly offset by unlocking. For the three months ended September 30, 2019, universal life unlocking increased policy benefits and settlement expenses $5.4 million, as compared to an increase of $12.2 million for the three months ended September 30, 2018.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $39.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to higher amortization in the traditional life block and unlocking in the universal life block. For the three months ended September 30, 2019, universal life unlocking increased amortization $25.2 million, as compared to a decrease of $5.3 million for the three months ended September 30, 2018.
Other operating expenses
Other operating expenses increased $2.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was driven by higher new business costs after capitalization and higher general and administrative expenses, offset by higher ceded allowances and lower commissions.
Sales
Sales for the segment decreased $6.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to lower sales in the universal life block, partly offset by higher sales in the traditional life block. The change between products was due to a shift in sales from products within the universal life block to new term life products.
For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $24.6 million for the nine months ended September 30, 2019, representing an an increase of $1.5 million from the nine months ended September 30, 2018. The increase in the operating loss was primarily due to higher claims and the impact of unlocking in the universal life block, partly offset by higher investment income and lower expenses in the universal life block and lower claims in the traditional life block. The segment recorded an unfavorable $29.2 million of unlocking for the nine months ended September 30, 2019, as compared to an unfavorable $19.8 million of unlocking for the nine months ended September 30, 2018. The unlocking in 2019 was primarily driven by a reduction in assumed interest rates.
Operating revenues
Total operating revenues for the nine months ended September 30, 2019 increased $76.4 million, or 5.9%, as compared to the nine months ended September 30, 2018. This increase was driven by higher premiums and policy fees and investment income.
Net premiums and policy fees
Net premiums and policy fees increased by $58.7 million, or 7.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, driven by higher net premiums in the traditional life block.
Net investment income
Net investment income in the segment increased $15.6 million, or 3.8%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, driven by higher universal life investment income of $14.7 million, due to growth in reserves in the block and higher yields.
Other income
Other income increased $2.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 due to higher revenue in the segment’s non-insurance operations.
Benefits and settlement expenses
Benefits and settlement expenses increased by $54.9 million, or 5.1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, driven by an increase in reserves and higher universal life claims, partly offset by lower traditional life claims and universal life unlocking. For the nine months ended September 30, 2019, universal life unlocking decreased policy benefits and settlement expenses $4.3 million, as compared to an increase of $20.1 million for the nine months ended September 30, 2018.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $34.3 million, or 41.7%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to unlocking in the universal life block. For the nine months ended September 30, 2019, universal life unlocking increased amortization $25.0 million, as compared to a decrease of $0.3 million for the nine months ended September 30, 2018.
Other operating expenses
Other operating expenses decreased $11.3 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This decrease was primarily driven by higher ceding allowances and lower commissions, partly offset by higher new business costs after capitalization.
Sales
Sales for the segment decreased $11.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to lower sales in the universal life block, offset by higher sales in the traditional life block. The change between products was due to a shift in sales focus from products within the universal life block to new term life products.
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

Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(202,520)	$(144,607)	$(631,907)	$(630,736)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(141,679)	(131,528)	(484,139)	(579,246)
Amortization of DAC/VOBA	(1,613)	(1,409)	(3,841)	(4,120)
Other operating expenses(1)	(50,192)	(45,570)	(140,353)	(121,420)
Total benefits and expenses	(193,484)	(178,507)	(628,333)	(704,786)

NET IMPACT OF REINSURANCE	$(9,036)	$33,900	$(3,574)	$74,050

Allowances received	$(51,607)	$(47,782)	$(145,110)	$(126,666)
Less: Amount deferred	1,415	2,212	4,757	5,246
Allowances recognized (ceded other operating expenses)(1)	$(50,192)	$(45,570)	$(140,353)	$(121,420)
(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 265% to 310%. The Life Marketing segment’s reinsurance programs do not materially impact the other income line of our income statement.
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
For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
The higher ceded premium and policy fees for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was caused primarily by higher ceded traditional life premiums of $48.9 million and higher ceded universal life policy fees of $9.1 million.
Ceded benefits and settlement expenses were higher for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to higher traditional life ceded reserves, partly offset by lower universal life ceded reserves and ceded claims. Traditional life ceded reserves were $63.8 million higher and universal life ceded claims were $16.3 million lower as compared to the three months ended September 30, 2018. Universal life ceded reserves were also $38.0 million lower as compared to the three months ended September 30, 2018, due in part to unlocking.

Ceded amortization of DAC and VOBA increased slightly for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Ceded other operating expenses increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to higher ceding allowances on the traditional life block. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.
For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
The higher ceded premium and policy fees for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was caused primarily by higher ceded universal life policy fees of $20.7 million, mostly offset by lower ceded traditional life premiums of $19.6 million.
Ceded benefits and settlement expenses were lower for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to lower ceded claims. Universal life and traditional life ceded claims were $37.0 million and $54.0 million lower, respectively, as compared to the nine months ended September 30, 2018.
Ceded amortization of DAC and VOBA decreased slightly for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Ceded other operating expenses increased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to higher ceding allowances on the universal life block and a settlement in the prior year that reduced traditional life ceding allowances by approximately $6.2 million. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$413,045	$332,863	$1,069,932	$922,260
Reinsurance ceded	(63,778)	(75,743)	(193,999)	(231,988)
Net premiums and policy fees	349,267	257,120	875,933	690,272
Net investment income	426,510	323,117	1,106,782	785,579
Realized investment gains (losses)	(3,300)	—	(3,300)	—
Other income	37,317	3,225	68,997	10,143
Total operating revenues	809,794	583,462	2,048,412	1,485,994
Realized investment gains (losses)	49,730	(2,408)	88,085	(16,207)
Total revenues	859,524	581,054	2,136,497	1,469,787
BENEFITS AND EXPENSES
Benefits and settlement expenses	629,922	452,324	1,615,121	1,174,632
Amortization of VOBA	6,133	(2,627)	16,641	(1,309)
Other operating expenses	70,529	40,117	168,718	104,465
Operating benefits and expenses	706,584	489,814	1,800,480	1,277,788
Benefits and settlement expenses related to realized gains (losses)	4,927	2,015	9,370	7,545
Amortization of VOBA related to realized gains (losses)	1,255	(93)	1,708	312
Total benefits and expenses	712,766	491,736	1,811,558	1,285,645
INCOME BEFORE INCOME TAX	146,758	89,318	324,939	184,142
Less: realized gains (losses)	49,730	(2,408)	88,085	(16,207)
Less: related benefits and settlement expenses	(4,927)	(2,015)	(9,370)	(7,545)
Less: related amortization of VOBA	(1,255)	93	(1,708)	(312)
PRE-TAX ADJUSTED OPERATING INCOME	$103,210	$93,648	$247,932	$208,206

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$264,696,924	$233,481,851	$243,981,484	$225,828,144
Universal life	68,517,839	32,702,123	50,120,940	29,450,423
	$333,214,763	$266,183,974	$294,102,424	$255,278,567
Average Account Values
Universal life	$16,867,238	$8,173,378	$12,439,589	$6,164,475
Fixed annuity(2)	12,586,009	11,884,932	12,119,198	7,716,996
Variable annuity	1,109,578	1,197,979	1,099,226	1,197,039
	$30,562,825	$21,256,289	$25,658,013	$15,078,510
Interest Spread - Fixed Annuities
Net investment income yield	4.45%	4.23%	4.37%	4.15%
Interest credited to policyholders	3.85%	3.53%	3.53%	3.47%
Interest spread(3)	0.60%	0.70%	0.84%	0.68%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $103.2 million for the three months ended September 30, 2019, an increase of $9.6 million as compared to the three months ended September 30, 2018, primarily due to the favorable impact of $29.8 million from the GWL&A reinsurance transaction, partly offset by the expected runoff of the other in-force blocks of business. For the three months ended September 30, 2019, the segment recorded unfavorable unlocking of $13.3 million as compared to favorable unlocking of $0.5 million for the three months ended September 30, 2018.
Operating revenues
Net premiums and policy fees increased $92.1 million, or 35.8% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to the premiums associated with the GWL&A reinsurance transactions more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $103.4 million, or 32.0%, for the three months ended September 30, 2019, primarily due to the $104.1 million impact of the GWL&A transaction, partly offset by the expected runoff of the other in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $221.0 million, or 44.9%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $208.5 million, as well as higher amortization of VOBA in the other in-force blocks of business.
For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $247.9 million for the nine months ended September 30, 2019, an increase of $39.7 million as compared to the nine months ended September 30, 2018, primarily due to the addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added $75.4 million of pre-tax adjusted operating income for the nine months ended September 30, 2019, an increase of $42.3 million as compared to the nine months ended September 30,

2018. In addition, the GWL&A reinsurance transaction added $25.9 million of pre-tax adjusted operating income for the nine months ended September 30, 2019. This was partly offset by the expected runoff of the other in-force blocks of business. For the nine months ended September 30, 2019, the segment recorded unfavorable unlocking of $7.2 million as compared to unfavorable unlocking of $0.4 million for the nine months ended September 30, 2018.
Operating revenues
Net premiums and policy fees increased $185.7 million, or 26.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the premiums associated with the Liberty and GWL&A reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $321.2 million, or 40.9%, for the nine months ended September 30, 2019, primarily due to the addition of the Liberty reinsurance transaction and the $138.0 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the other in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $525.9 million, or 40.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $278.5 million, as well as the addition of four more months of Liberty business in 2019. This was partly offset by the expected runoff of the other in-force blocks of business.
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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(63,778)	$(75,743)	$(193,999)	$(231,988)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(54,216)	(52,497)	(170,467)	(192,117)
Amortization of VOBA	(494)	(138)	(763)	(513)
Other operating expenses	(8,143)	(8,994)	(23,892)	(26,488)
Total benefits and expenses	(62,853)	(61,629)	(195,122)	(219,118)

NET IMPACT OF REINSURANCE(1)	$(925)	$(14,114)	$1,123	$(12,870)

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

The net impact of reinsurance was more favorable by $13.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to lower ceded revenues and higher ceded benefits and expenses. For the three months ended September 30, 2019, ceded revenues decreased by $12.0 million, while ceded benefits and expenses increased by $1.2 million.

The net impact of reinsurance was more favorable by $14.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to lower ceded revenues partly offset by lower ceded benefits and expenses. For the nine months ended September 30, 2019, ceded revenues decreased by $38.0 million, while ceded benefits and expenses decreased by $24.0 million.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$35,228	$35,462	$103,303	$112,210
Reinsurance ceded	—	—	—	—
Net premiums and policy fees	35,228	35,462	103,303	112,210
Net investment income	92,718	85,957	275,791	252,039
Realized investment gains (losses)	(20,823)	(21,234)	(62,918)	(63,833)
Other income	41,130	43,087	119,898	129,298
Total operating revenues	148,253	143,272	436,074	429,714
Realized investment gains (losses)	(55,688)	(13,992)	(103,885)	(16,544)
Total revenues	92,565	129,280	332,189	413,170
BENEFITS AND EXPENSES
Benefits and settlement expenses	71,059	55,061	186,879	159,192
Amortization of DAC/VOBA	1,697	6,004	(3,101)	14,936
Other operating expenses	39,637	36,620	116,949	113,534
Operating benefits and expenses	112,393	97,685	300,727	287,662
Benefits and settlement expenses related to realized gains (losses)	3,195	778	9,556	1,306
Amortization of DAC/VOBA related to realized gains (losses)	(20,689)	(3,657)	(57,998)	(2,973)
Total benefits and expenses	94,899	94,806	252,285	285,995
INCOME (LOSS) BEFORE INCOME TAX	(2,334)	34,474	79,904	127,175
Less: realized investment gains (losses)	(55,688)	(13,992)	(103,885)	(16,544)
Less: related benefits and settlement expenses	(3,195)	(778)	(9,556)	(1,306)
Less: related amortization of DAC/VOBA	20,689	3,657	57,998	2,973
PRE-TAX ADJUSTED OPERATING INCOME	$35,860	$45,587	$135,347	$142,052

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$433,850	$513,990	$1,392,044	$1,597,767
Variable annuity	53,832	69,125	163,179	230,144
	$487,682	$583,115	$1,555,223	$1,827,911
Average Account Values		.
Fixed annuity(2)	$9,970,444	$9,198,082	$9,737,304	$8,882,096
Variable annuity	12,053,880	12,891,627	12,069,246	12,977,629
	$22,024,324	$22,089,709	$21,806,550	$21,859,725
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.59%	3.59%	3.65%	3.63%
Interest credited to policyholders	2.62	2.44	2.54	2.49
Interest spread	0.97%	1.15%	1.11%	1.14%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	As of
	September 30, 2019	December 31, 2018
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$97,505	$274,399
GMDB Reserves	36,290	39,240
GLWB and GMAB Reserves	547,306	184,071
Account value subject to GLWB rider	8,322,876	8,399,300
GLWB Benefit Base	9,972,087	10,265,545
GMAB Benefit Base	—	1,238
S&P 500® Index	2,977	2,507

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $35.9 million for the three months ended September 30, 2019, as compared to $45.6 million for the three months ended September 30, 2018, a decrease of $9.7 million, or 21.3%. This variance was primarily the result of lower interest spreads, a decline in VA fee income, higher operating expenses, and an unfavorable change in guaranteed benefit reserves, partially offset by favorable changes in SPIA mortality and unlocking. Segment results were negatively impacted by $3.8 million of unfavorable unlocking for the three months ended September 30, 2019, as compared to $4.8 million of unfavorable unlocking for the three months ended September 30, 2018.
Operating revenues
Segment operating revenues increased $5.0 million, or 3.5%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to higher investment income, partially offset by lower VA fee income. The higher investment income related to growth in fixed account values and lower VA fee income related to a decline in variable account values. Average fixed account balances increased 8.4% and average variable account balances decreased 6.5% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Benefits and settlement expenses
Benefits and settlement expenses increased $16.0 million, or 29.1%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily the result of higher credited interest, unfavorable unlocking, and an unfavorable change in guaranteed benefit reserves. Included in benefits and settlement expenses was $6.5 million of unfavorable unlocking for the three months ended September 30, 2019, as compared to $2.4 million of unfavorable unlocking for the three months ended September 30, 2018.
Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $4.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The favorable change was primarily due to favorable unlocking. DAC and VOBA unlocking for the three months ended September 30, 2019, was $2.7 million favorable as compared to $2.4 million unfavorable for the three months ended September 30, 2018.
Other operating expenses

Other operating expenses increased $3.0 million, or 8.2%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Higher non-deferred acquisition expenses and maintenance and overhead expenses were partially offset by lower non-deferred commission expenses.
Sales
Total sales decreased $95.4 million, or 16.4%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Sales of variable annuities decreased $15.3 million, or 22.1% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities decreased by $80.1 million, or 15.6% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a decrease in single premium deferred annuities ("SPDA") and fixed indexed annuities (“FIA”) sales, partially offset by an increase in SPIA sales.

For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $135.3 million for the nine months ended September 30, 2019, as compared to $142.1 million for the nine months ended September 30, 2018, a decrease of $6.7 million, or 4.7%. This variance was primarily the result of a decline in VA fee income, an unfavorable change in SPIA mortality, and higher operating expenses, partially offset by favorable unlocking, increased interest spreads, and a favorable change in guaranteed benefit reserves. Segment results were positively impacted by $3.9 million of favorable unlocking for the nine months ended September 30, 2019, as compared to $11.7 million of unfavorable unlocking for the nine months ended September 30, 2018.
Operating revenues
Segment operating revenues increased $6.4 million, or 1.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to higher investment income, partially offset by lower VA fee income. The higher investment income related to growth in fixed account values and lower VA fee income related to a decline in variable annuity account values. Average fixed account balances increased 9.6% and average variable account balances decreased 7.0% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased $27.7 million, or 17.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily the result of higher credited interest, unfavorable unlocking, and an unfavorable change in SPIA mortality, partially offset by a favorable change in guaranteed benefit reserves. Included in benefits and settlement expenses was $9.0 million of unfavorable unlocking for the nine months ended September 30, 2019, as compared to $3.5 million of unfavorable unlocking for the nine months ended September 30, 2018.

Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $18.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The favorable change was primarily due to favorable unlocking. DAC and VOBA unlocking for the nine months ended September 30, 2019, was $12.9 million favorable as compared to $8.2 million unfavorable for the nine months ended September 30, 2018.
Other operating expenses

Other operating expenses increased $3.4 million, or 3.0%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Higher non-deferred acquisition expense and maintenance and overhead expense were partially offset by lower non-deferred commission expense.
Sales
Total sales decreased $272.7 million, or 14.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Sales of variable annuities decreased $67.0 million, or 29.1% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities decreased by $205.7 million, or 12.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a decrease in SPDA and FIA sales, partially offset by an increase in SPIA sales.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Net investment income	$59,707	$59,420	$184,450	$159,391
Other income	5	37	10	215
Total operating revenues	59,712	59,457	184,460	159,606
Realized investment gains (losses)	242	(129)	2,658	(662)
Total revenues	59,954	59,328	187,118	158,944
BENEFITS AND EXPENSES
Benefits and settlement expenses	37,471	30,698	108,532	78,917
Amortization of DAC	857	869	2,584	2,321
Other operating expenses	521	764	2,136	2,170
Total benefits and expenses	38,849	32,331	113,252	83,408
INCOME BEFORE INCOME TAX	21,105	26,997	73,866	75,536
Less: realized gains (losses)	242	(129)	2,658	(662)
PRE-TAX ADJUSTED OPERATING INCOME	$20,863	$27,126	$71,208	$76,198

The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
GIC	$—	$27,000	$—	$37,000
GFA	—	350,000	1,350,000	1,150,000
	$—	$377,000	$1,350,000	$1,187,000

Average Account Values	$5,754,449	$5,219,360	$5,663,201	$4,873,790
Ending Account Values	$5,450,981	$5,211,668	$5,450,981	$5,211,668

Operating Spread
Net investment income yield	4.15%	4.57%	4.34%	4.37%
Other income yield	—	—	—	0.01
Interest credited	2.60	2.36	2.55	2.16
Operating expenses	0.10	0.13	0.11	0.13
Operating spread	1.45%	2.08%	1.68%	2.09%

Adjusted operating spread(2)	1.19%	1.39%	1.32%	1.52%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $20.9 million, a decrease of $6.3 million, or 23.1%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in pre-tax adjusted operating income primarily resulted from lower participation income and higher credited interest. Participating mortgage income for the three months ended September 30, 2019, was $3.7 million as compared to $9.0 million for the three months ended September 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the three months ended September 30, 2019, from the prior year, due primarily to an increase in credited interest.
For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $71.2 million, a decrease of $5.0 million, or 6.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease in pre-tax adjusted operating income primarily resulted from lower participation income and higher credited interest. Participating mortgage income for the nine months ended September 30, 2019, was $15.2 million as compared to $20.9 million for the nine months ended September 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the nine months ended September 30, 2019, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$81,754	$84,413	$246,056	$249,334
Reinsurance ceded	(50,682)	(48,982)	(149,311)	(142,944)
Net premiums and policy fees	31,072	35,431	96,745	106,390
Net investment income	8,640	7,909	25,300	22,231
Other income	36,172	35,818	106,051	104,726
Total operating revenues	75,884	79,158	228,096	233,347
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,076	29,093	72,585	87,042
Amortization of DAC/VOBA	15,797	15,420	47,098	47,295
Other operating expenses	25,606	26,616	79,054	77,597
Total benefits and expenses	65,479	71,129	198,737	211,934
INCOME BEFORE INCOME TAX	10,405	8,029	29,359	21,413
PRE-TAX ADJUSTED OPERATING INCOME	$10,405	$8,029	$29,359	$21,413
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
Credit insurance	$2,177	$2,978	$6,800	$9,387
Service contracts	114,315	106,242	318,074	310,754
GAP	21,726	17,632	58,691	50,874
	$138,218	$126,852	$383,565	$371,015
Loss Ratios(2)
Credit insurance	11.3%	30.1%	19.5%	26.8%
Service contracts	68.1	63.0	63.6	60.0
GAP	118.4	132.5	117.4	132.0

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $10.4 million, representing an increase of $2.4 million, or 29.6%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Earnings from the GAP product line increased $2.2 million due to lower loss ratios. Service contract earnings increased $0.3 million primarily due to higher investment income. Earnings from the credit insurance product line decreased $0.1 million due to lower volume.

Net premiums and policy fees
Net premiums and policy fees decreased $4.4 million, or 12.3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. GAP premiums decreased $3.3 million due to previously discontinuing the relationship with two significant distribution partners and the related impact on earned premiums. Credit insurance premiums decreased $0.7 million as a result of lower sales. There was a decrease in service contract premiums of $0.3 million due to higher ceded premiums.
Other income
Other income increased $0.4 million, or 1.0% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Other income from the service contract line increased $0.5 million due to higher sales and GAP product line other income decreased $0.1 million as a result of lower volume.
Benefits and settlement expenses
Benefits and settlement expenses decreased $5.0 million, or 17.2%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. GAP claims decreased $5.4 million due to lower loss ratios and lower volume as a result of previously discontinuing the relationship with two significant distribution partners. Credit insurance claims decreased $0.5 million due to lower volume. Service contract claims increased $0.9 million due to higher volume and higher loss ratios.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA increased $0.4 million, or 2.4%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to higher volume in the service contract product line partly offset by lower volume in the credit product line. Other operating expenses decreased $1.0 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to lower retrospective commissions in the service contract line.
Sales
Total segment sales increased $11.4 million, or 9.0%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Service contract sales increased $8.1 million due to higher volume. GAP sales increased $4.1 million as a result of lower cancellations from two discontinued distribution partners. Credit insurance sales decreased $0.8 million due to decreasing demand for the product.
For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $29.4 million, representing an increase of $7.9 million, or 37.1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Earnings from the GAP product line increased $6.1 million due to lower loss ratios. Service contract earnings increased $1.7 million primarily due to higher administrative fees and investment income. Earnings from the credit insurance product line increased $0.1 million primarily due to lower expenses.
Net premiums and policy fees
Net premiums and policy fees decreased $9.6 million, or 9.1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. GAP premiums decreased $10.7 million due to previously discontinuing the relationship with two significant distribution partners and the related impact on earned premiums. Credit insurance premiums decreased $1.7 million as a result of lower sales. This was partly offset by an increase in service contract premiums of $2.8 million resulting from higher volume.
Other income
Other income increased $1.3 million, or 1.3% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Other income from the service contract line increased $2.2 million due to higher sales. Other income from the GAP product line decreased $0.9 million due to lower volume.
Benefits and settlement expenses
Benefits and settlement expenses decreased $14.5 million, or 16.6%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. GAP claims decreased $17.8 million due to lower loss ratios and lower volume as a result of previously discontinuing the relationship with two significant distribution partners. Credit insurance claims decreased $0.8 million due to lower volume and loss ratios. Service contract claims increased $4.1 million due to higher volume and higher loss ratios.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA decreased $0.2 million, or 0.4%, as compared to the nine months ended September 30, 2018, primarily due to lower volume in the credit product line, partly offset by higher volume in the service contract product line. Other operating expenses increased $1.5 million, or 1.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to higher expenses in the service contract line.
Sales
Total segment sales increased $12.6 million, or 3.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. GAP sales increased $7.8 million as a result of lower cancellations from a discontinued distribution partner. Service contract sales increased $7.3 million due to higher volume. Credit insurance sales decreased $2.6 million due to decreasing demand for the product.
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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(50,682)	$(48,982)	$(149,311)	$(142,944)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(24,153)	(21,291)	(68,791)	(63,085)
Amortization of DAC/VOBA	(1,218)	(1,012)	(3,344)	(2,977)
Other operating expenses	(221)	133	(695)	(1,154)
Total benefits and expenses	(25,592)	(22,170)	(72,830)	(67,216)
NET IMPACT OF REINSURANCE(1)	$(25,090)	$(26,812)	$(76,481)	$(75,728)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
Reinsurance premiums ceded increased $1.7 million, or 3.5%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to an increase in the percentage of ceded service contract and GAP premiums versus retained service contract and GAP premiums over time.
Benefits and settlement expenses ceded increased $2.9 million, or 13.4%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to higher ceded losses in the service contract product line.

Amortization of DAC and VOBA ceded increased $0.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, as the result of changes in ceded activity in the service contract and GAP product lines. Other operating expenses ceded increased $0.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, as a result of changes in ceded activity in the service contract product lines.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the assets backing the reserves ceded. Conversely, the assuming companies will receive investment income on the assets backing the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact has not been quantified as it is not reflected in the consolidated condensed financial statements.
For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
Reinsurance premiums ceded increased $6.4 million, or 4.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase in the percentage of ceded service contract and GAP premiums versus retained service contract and GAP premiums over time.
Benefits and settlement expenses ceded increased $5.7 million, or 9.0%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to higher ceded losses in the service contract product line.
Amortization of DAC and VOBA ceded increased $0.4 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, as the result of changes in ceded activity in the service contract product line. Other operating expenses ceded decreased $0.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, as a result of changes in ceded activity in the credit product line.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the assets backing the reserves ceded. Conversely, the assuming companies will receive investment income on the assets backing the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact has not been quantified as it is not reflected in the consolidated condensed financial statements.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,793	$3,014	$8,853	$9,171
Reinsurance ceded	(3)	(3)	(139)	(31)
Net premiums and policy fees	2,790	3,011	8,714	9,140
Net investment income	54,026	57,719	175,839	176,948
Other income	30	733	1,277	2,884
Total operating revenues	56,846	61,463	185,830	188,972
Realized investment gains (losses)	1,289	(1,700)	10,238	4,233
Total revenues	58,135	59,763	196,068	193,205
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,229	4,452	12,469	12,635
Amortization of DAC/VOBA	—	—	—	—
Other operating expenses	75,281	76,948	236,144	234,750
Total benefits and expenses	79,510	81,400	248,613	247,385
INCOME (LOSS) BEFORE INCOME TAX	(21,375)	(21,637)	(52,545)	(54,180)
Less: realized investment gains (losses)	1,289	(1,700)	10,238	4,233
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(22,664)	$(19,937)	$(62,783)	$(58,413)
For The Three Months Ended September 30, 2019, as compared to The Three Months Ended September 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $22.7 million for the three months ended September 30, 2019, as compared to a pre-tax adjusted operating loss of $19.9 million for the three months ended September 30, 2018. The increased operating loss was primarily due to a decrease in investment income due to a decrease in invested asset balance and increased interest expense, partially offset by a decrease in corporate overhead expenses.
Operating revenues
Net investment income for the segment decreased $3.7 million, or 6.4%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease was primarily due to a decrease in invested asset balances.
Total benefits and expenses
Total benefits and expenses decreased $1.9 million or 2.3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a decrease in corporate overhead expenses, partially offset by an increase in interest expense.
For The Nine Months Ended September 30, 2019, as compared to The Nine Months Ended September 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $62.8 million for the nine months ended September 30, 2019, as compared to a pre-tax adjusted operating loss of $58.4 million for the nine months ended September 30, 2018. The increased operating loss was primarily due to a decrease in investment income due to decreased invested asset balances and increased interest expense, partially offset by a decrease in corporate overhead expenses.

Operating revenues
Net investment income for the segment decreased $1.1 million, or 0.6%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease was primarily due to decrease in invested asset balances.
Total benefits and expenses
Total benefits and expenses increased $1.2 million or 0.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to an increase in interest expense, partially offset by a decrease in corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of September 30, 2019, our investment portfolio was approximately $83.6 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $64.1 billion, or 92.7%, of our fixed maturities as “available-for-sale” as of September 30, 2019. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.5 billion, or 3.7%, of our fixed maturities and $99.0 million of short-term investments as of September 30, 2019. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.5 billion, or 3.7%, of our fixed maturities as “held-to-maturity” as of September 30, 2019. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	September 30, 2019		December 31, 2018
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2019 - $43,598,363; 2018 - $40,496,617)	$45,731,919	54.7%	$38,346,708	58.1%
Privately issued bonds (amortized cost: 2019 - $22,505,866; 2018 - $16,497,523)	23,392,974	28.0	16,097,386	24.3
Redeemable preferred stocks (amortized cost: 2019 - $99,544; 2018 - $105,639)	99,757	0.1	94,079	0.1
Fixed maturities	69,224,650	82.8%	54,538,173	82.5%
Equity securities (cost: 2019 - $604,474; 2018 - $627,087)	619,341	0.7	595,884	0.9
Mortgage loans	9,327,911	11.2	7,724,733	11.7
Investment real estate	7,274	—	6,816	—
Policy loans	1,686,832	2.0	1,695,886	2.6
Other long-term investments	1,149,755	1.4	759,354	1.1
Short-term investments	1,597,919	1.9	807,283	1.2
Total investments	$83,613,682	100.0%	$66,128,129	100.0%
Included in the preceding table are $2.5 billion and $2.4 billion of fixed maturities and $99.0 million and $30.9 million of short-term investments classified as trading securities as of September 30, 2019 and December 31, 2018, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.
Fixed Maturity Investments
As of September 30, 2019, our fixed maturity investment holdings were approximately $69.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2019		December 31, 2018
	(Dollars In Thousands)
AAA	$8,986,126	13.0%	$6,822,118	12.5%
AA	7,864,381	11.4	6,219,579	11.4
A	23,101,986	33.4	17,694,697	32.4
BBB	25,035,489	36.2	19,455,634	35.7
Below investment grade	1,692,614	2.3	1,712,671	3.2
Not rated(1)	2,544,054	3.7	2,633,474	4.8
	$69,224,650	100.0%	$54,538,173	100.0%

(1) Our “not rated” securities are $2.5 billion or 3.7% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIEs”) and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2019		December 31, 2018
	(Dollars In Thousands)
Corporate securities	$49,058,990	70.9%	$37,786,661	69.3%
Residential mortgage-backed securities	5,554,427	8.0	3,853,426	7.1
Commercial mortgage-backed securities	2,953,763	4.3	2,484,009	4.6
Other asset-backed securities	2,036,208	2.9	1,551,800	2.9
U.S. government-related securities	1,210,319	1.7	1,699,299	3.1
Other government-related securities	632,143	0.9	560,171	1.0
States, municipals, and political subdivisions	5,134,989	7.4	3,875,254	7.1
Redeemable preferred stocks	99,757	0.2	94,079	0.1
Securities issued by affiliates	2,544,054	3.7	2,633,474	4.8
Total fixed income portfolio	$69,224,650	100.0%	$54,538,173	100.0%

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	As of September 30, 2019	% Fair Value	As of December 31, 2018	% Fair Value
	(Dollars In Thousands)
Banking	$6,367,194	9.2%	$5,260,725	9.6%
Other finance	1,014,371	1.4	255,445	0.5
Electric utility	5,577,656	8.1	4,550,917	8.3
Energy	4,984,846	7.2	4,064,340	7.5
Natural gas	1,119,521	1.6	829,685	1.5
Insurance	5,018,869	7.2	3,916,905	7.2
Communications	2,678,249	3.9	2,086,592	3.8
Basic industrial	2,255,990	3.3	1,744,853	3.2
Consumer noncyclical	6,621,199	9.5	5,217,111	9.6
Consumer cyclical	2,606,047	3.8	1,850,868	3.4
Finance companies	233,352	0.3	192,074	0.4
Capital goods	3,507,024	5.1	2,711,728	5.0
Transportation	2,133,387	3.1	1,669,627	3.1
Other industrial	662,902	1.0	382,138	0.7
Brokerage	1,386,006	2.0	999,554	1.8
Technology	2,413,878	3.5	1,908,823	3.5
Real estate	539,778	0.8	206,795	0.4
Other utility	38,478	0.1	32,560	0.1
Commercial mortgage-backed securities	2,953,763	4.3	2,484,009	4.6
Other asset-backed securities	2,036,208	2.9	1,551,800	2.8
Residential mortgage-backed non-agency securities	4,669,181	6.7	3,017,064	5.5
Residential mortgage-backed agency securities	885,246	1.3	836,362	1.5
U.S. government-related securities	1,210,319	1.7	1,699,299	3.1
Other government-related securities	632,143	0.9	560,171	1.0
State, municipals, and political divisions	5,134,989	7.4	3,875,254	7.1
Securities issued by affiliates	2,544,054	3.7	2,633,474	4.8
Total	$69,224,650	100.0%	$54,538,173	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2019		December 31, 2018
	(Dollars In Thousands)
AAA	$277,984	11.0%	$301,155	12.5%
AA	309,844	12.2	299,438	12.4
A	841,025	33.2	798,691	33.1
BBB	994,136	39.2	872,613	36.1
Below investment grade	113,525	4.4	144,295	5.9
	$2,536,514	100.0%	$2,416,192	100.0%

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2019, were approximately $10.5 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$4,573.4	$4,407.8	$3.4	$3.3	$1,726.5	$1,682.3	$657.3	$650.3	$6,960.6	$6,743.7
AA	2.2	2.1	0.2	0.2	579.1	563.5	258.2	251.6	839.7	817.4
A	887.5	863.8	10.2	10.2	588.5	560.4	940.2	936.4	2,426.4	2,370.8
BBB	8.1	8.0	2.9	2.9	59.7	59.7	142.5	139.6	213.2	210.2
Below	28.2	28.5	38.3	38.3	—	—	38.0	38.5	104.5	105.3
	$5,499.4	$5,310.2	$55.0	$54.9	$2,953.8	$2,865.9	$2,036.2	$2,016.4	$10,544.4	$10,247.4

Rating %
AAA	83.3%	83.0%	6.1%	6.1%	58.5%	58.6%	32.2%	32.3%	66.0%	65.8%
AA	—	—	0.4	0.4	19.6	19.7	12.7	12.5	8.0	8.0
A	16.1	16.3	18.6	18.6	19.9	19.6	46.2	46.4	23.0	23.1
BBB	0.1	0.2	5.2	5.2	2.0	2.1	7.0	6.9	2.0	2.1
Below	0.5	0.5	69.7	69.7	—	—	1.9	1.9	1.0	1.0
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2015 and prior	$1,778.0	$1,727.3	$51.7	$51.6	$1,914.4	$1,867.0	$1,129.4	$1,110.9	$4,873.5	$4,756.8
2016	378.2	360.4	—	—	527.5	514.0	152.8	153.1	1,058.5	1,027.5
2017	873.5	836.9	3.3	3.3	260.7	252.5	487.4	485.4	1,624.9	1,578.1
2018	1,439.7	1,372.9	—	—	149.3	140.0	192.4	193.0	1,781.4	1,705.9
2019	1,030.0	1,012.7	—	—	101.9	92.4	74.2	74.0	1,206.1	1,179.1
Total	$5,499.4	$5,310.2	$55.0	$54.9	$2,953.8	$2,865.9	$2,036.2	$2,016.4	$10,544.4	$10,247.4

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,900.5	$2,930.7	$—	$—	$1,398.8	$1,427.2	$533.3	$536.3	$4,832.6	$4,894.2
AA	2.9	2.9	0.2	0.2	543.1	562.7	209.8	207.2	756.0	773.0
A	837.9	846.6	19.0	19.0	503.5	509.9	671.1	687.5	2,031.5	2,063.0
BBB	3.7	3.7	3.1	3.1	38.6	38.5	99.5	100.4	144.9	145.7
Below	22.4	22.4	63.7	63.7	—	—	38.1	38.6	124.2	124.7
	$3,767.4	$3,806.3	$86.0	$86.0	$2,484.0	$2,538.3	$1,551.8	$1,570.0	$7,889.2	$8,000.6

Rating %
AAA	77.0%	77.0%	—%	—%	56.2%	56.2%	34.4%	34.1%	61.3%	61.1%
AA	0.1	0.1	0.3	0.3	21.9	22.2	13.5	13.2	9.6	9.7
A	22.2	22.2	22.1	22.1	20.3	20.1	43.2	43.8	25.7	25.8
BBB	0.1	0.1	3.6	3.6	1.6	1.5	6.4	6.4	1.8	1.8
Below	0.6	0.6	74.0	74.0	—	—	2.5	2.5	1.6	1.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,114.3	$1,121.7	$86.0	$86.0	$1,510.6	$1,538.9	$729.0	$730.7	$3,439.9	$3,477.3
2015	579.1	586.5	—	—	298.7	303.1	64.4	66.2	942.2	955.8
2016	340.6	348.2	—	—	441.0	460.1	227.5	230.0	1,009.1	1,038.3
2017	666.6	689.1	—	—	123.0	126.4	406.1	415.5	1,195.7	1,231.0
2018	1,066.8	1,060.8	—	—	110.7	109.8	124.8	127.6	1,302.3	1,298.2
Total	$3,767.4	$3,806.3	$86.0	$86.0	$2,484.0	$2,538.3	$1,551.8	$1,570.0	$7,889.2	$8,000.6

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of September 30, 2019, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 5.8 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2019:

Weighted-Average
Non-agency portfolio	Life
Prime	5.84
Alt-A	3.99
Sub-prime	4.04

Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2019, our mortgage loan holdings were approximately $9.3 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2019, assuming the loans are called at their next call dates, approximately $54.4 million of principal would become due for the remainder of 2019, $850.9 million in 2020 through 2024, and $59.4 million in 2025 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2019 and December 31, 2018, approximately $757.4 million and $700.6 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2019 and 2018, we recognized $3.8 million and $18.0 million and $9.5 million and $22.0 million, respectively, of participating mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of September 30, 2019	As of December 31, 2018
	(Dollars In Thousands)
Total number of loans	1,884	1,732
Total amortized cost	9,327,911	7,724,733
Total unpaid principal balance	9,207,880	7,602,389
Current allowance for loan losses	(4,056)	(1,296)
Average loan size	4,993	4,389

Weighted-average amortization	20.5 years	22.5 years
Weighted-average coupon	4.50%	4.60%
Weighted-average LTV	53.73%	55.39%
Weighted-average debt coverage ratio	1.55	1.55

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2019 and December 31, 2018, there were allowances for mortgage loan credit losses of $4.1 million and $1.3 million, respectively.
While our mortgage loans do not have quoted market values, as of September 30, 2019, we estimated the fair value of our mortgage loans to be $9.5 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 2.2% more than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of September 30, 2019, $3.2 million of our invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the nine months ended September 30, 2019, we recognized four troubled debt restructurings as a result of granting concession to borrowers which included loan terms unavailable from other lenders. During the three and nine months ended September 30, 2019, we did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. We did not identify any loans whose principal was permanently impaired during the three and nine months ended September 30, 2019.
It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2019, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $3.0 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of September 30, 2019, and an overall net unrealized loss of $2.6 billion as of December 31, 2018.
For fixed maturity securities held that are in an unrealized loss position as of September 30, 2019, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$3,113,367	38.4%	$3,152,113	37.3%	$(38,746)	11.0%
>90 days but <= 180 days	86,218	1.1	94,589	1.1	(8,371)	2.4
>180 days but <= 270 days	150,610	1.9	153,092	1.8	(2,482)	0.7
>270 days but <= 1 year	150,419	1.9	156,005	1.9	(5,586)	1.6
>1 year but <= 2 years	1,341,898	16.6	1,407,736	16.7	(65,838)	18.7
>2 years but <= 3 years	1,063,531	13.2	1,087,960	12.9	(24,429)	6.9
>3 years but <= 4 years	184,150	2.3	191,172	2.3	(7,022)	2.0
>4 years but <= 5 years	1,988,434	24.6	2,187,709	26.0	(199,275)	56.7
>5 years	—	—	—	—	—	—
Total	$8,078,627	100.0%	$8,430,376	100.0%	$(351,749)	100.0%
The range of maturity dates for securities in an unrealized loss position as of September 30, 2019, varies, with 23.6% maturing in less than 5 years, 8.5% maturing between 5 and 10 years, and 67.9% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2019:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$4,125,082	51.1%	$4,186,676	49.7%	$(61,594)	17.5%
BBB	3,287,442	40.7	3,441,457	40.8	(154,015)	43.8
Investment grade	7,412,524	91.8%	7,628,133	90.5%	(215,609)	61.3%
BB	420,477	5.2	468,848	5.6	(48,371)	13.8
B	121,732	1.5	146,297	1.7	(24,565)	7.0
CCC or lower	123,894	1.5	187,098	2.2	(63,204)	17.9
Below investment grade	666,103	8.2%	802,243	9.5%	(136,140)	38.7%
Total	$8,078,627	100.0%	$8,430,376	100.0%	$(351,749)	100.0%

As of September 30, 2019, the Barclays Investment Grade Index was priced at 111.4 bps versus a 10 year average of 136.1 bps. Similarly, the Barclays High Yield Index was priced at 401.6 bps versus a 10 year average of 523.8 bps. As of September 30, 2019, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.5%, 1.7%, and 2.1%, as compared to 10 year averages of 1.7%, 2.4%, and 3.2%, respectively.
As of September 30, 2019, 61.3% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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

As of September 30, 2019, we held a total of 809 positions that were in an unrealized loss position. Included in that amount were 71 positions of below investment grade securities with a fair value of $666.1 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $136.1 million, $126.9 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 0.8% of invested assets.
As of September 30, 2019, securities in an unrealized loss position that were rated as below investment grade represented 8.2% of the total fair value and 38.7% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2019:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$46,557	7.0%	$48,436	6.0%	$(1,879)	1.4%
>90 days but <= 180 days	37,301	5.6	42,387	5.3	(5,086)	3.7
>180 days but <= 270 days	10,188	1.5	10,998	1.4	(810)	0.6
>270 days but <= 1 year	14,987	2.2	16,431	2.0	(1,444)	1.1
>1 year but <= 2 years	180,482	27.1	197,996	24.7	(17,514)	12.9
>2 years but <= 3 years	43,716	6.6	52,278	6.5	(8,562)	6.3
>3 years but <= 4 years	15,810	2.4	17,647	2.2	(1,837)	1.3
>4 years but <= 5 years	317,062	47.6	416,070	51.9	(99,008)	72.7
>5 years	—	—	—	—	—	—
Total	$666,103	100.0%	$802,243	100.0%	$(136,140)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2019, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$441,628	5.5%	$450,063	5.3%	$(8,435)	2.4%
Other finance	124,722	1.5	131,207	1.6	(6,485)	1.8
Electric utility	1,226,992	15.2	1,266,249	15.0	(39,257)	11.2
Energy	693,745	8.6	801,240	9.5	(107,495)	30.6
Natural gas	237,904	2.9	240,105	2.8	(2,201)	0.6
Insurance	412,806	5.1	434,596	5.2	(21,790)	6.2
Communications	391,811	4.8	411,951	4.9	(20,140)	5.7
Basic industrial	308,809	3.8	320,299	3.8	(11,490)	3.3
Consumer noncyclical	814,457	10.1	880,139	10.4	(65,682)	18.7
Consumer cyclical	373,102	4.6	392,315	4.7	(19,213)	5.5
Finance companies	1,806	—	2,420	—	(614)	0.2
Capital goods	193,618	2.4	199,050	2.4	(5,432)	1.5
Transportation	231,110	2.9	238,130	2.8	(7,020)	2.0
Other industrial	33,968	0.4	34,582	0.4	(614)	0.2
Brokerage	114,507	1.4	117,617	1.4	(3,110)	0.9
Technology	172,576	2.1	181,112	2.1	(8,536)	2.4
Real estate	—	—	—	—	—	—
Other utility	12,300	0.4	12,579	0.2	(279)	—
Commercial mortgage-backed securities	185,055	2.3	186,174	2.2	(1,119)	0.3
Other asset-backed securities	616,293	7.6	629,310	7.5	(13,017)	3.7
Residential mortgage-backed non-agency securities	653,124	8.1	657,081	7.8	(3,957)	1.1
Residential mortgage-backed agency securities	119,958	1.5	121,025	1.4	(1,067)	0.3
U.S. government-related securities	600,593	7.4	603,162	7.2	(2,569)	0.7
Other government-related securities	67,436	0.8	69,066	0.8	(1,630)	0.5
States, municipals, and political divisions	50,307	0.6	50,904	0.6	(597)	0.2
Total	$8,078,627	100.0%	$8,430,376	100.0%	$(351,749)	100.0%

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2019:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$8,708,142	13.6%
AA	7,554,537	11.8
A	22,260,961	34.7
BBB	24,041,353	37.5
Investment grade	62,564,993	97.6
BB	1,106,483	1.7
B	210,287	0.3
CCC or lower	262,319	0.4
Below investment grade	1,579,089	2.4
Total	$64,144,082	100.0%
Not included in the table above are $2.4 billion of investment grade and $113.5 million of below investment grade fixed maturities classified as trading securities and $2.5 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2019. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of September 30, 2019:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$295.1	$—	$295.1
Duke Energy Corp	281.2	—	281.2
UnitedHealth Group Inc	276.3	—	276.3
Comcast Corp	265.9	—	265.9
Apple Inc	260.3	—	260.3
Exelon Corp	259.5	—	259.5
Microsoft Corp	257.5	—	257.5
Verizon Communications Inc	252.1	—	252.1
HSBC Holdings PLC	251.1	0.5	251.6
JPMorgan Chase & Co	248.5	0.6	249.1
Total	$2,647.5	$1.1	$2,648.6
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the nine months ended September 30, 2019, we recognized approximately $14.7 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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

Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2019. As of September 30, 2019, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,069.9	$1,292.6	$2,362.5
France	406.3	510.6	916.9
Germany	127.6	651.0	778.6
Netherlands	350.0	345.9	695.9
Switzerland	393.0	240.0	633.0
Spain	97.9	378.4	476.3
Belgium	—	196.9	196.9
Ireland	55.8	129.0	184.8
Norway	4.1	148.4	152.5
Finland	147.2	—	147.2
Italy	—	139.2	139.2
Sweden	37.5	57.1	94.6
Luxembourg	—	58.3	58.3
Denmark	53.7	—	53.7
Portugal	—	23.3	23.3
Total securities	2,743.0	4,170.7	6,913.7
Derivatives:
Germany	54.5	—	54.5
United Kingdom	27.6	—	27.6
Switzerland	21.5	—	21.5
France	5.6	—	5.6
Total derivatives	109.2	—	109.2
Total securities	$2,852.2	$4,170.7	$7,022.9

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturity gains - sales	$20,155	$3,410	$34,837	$21,596
Fixed maturity losses - sales	(4,469)	(5,428)	(12,936)	(15,292)
Equity gains and losses	6,310	(6,638)	44,723	(16,466)
Impairments on fixed maturity securities	(10,818)	(14)	(14,658)	(3,664)
Modco trading portfolio	67,674	(10,901)	252,147	(148,427)
Other	(1,261)	(312)	(1,270)	1,519
Total realized gains (losses) - investments	$77,591	$(19,883)	$302,843	$(160,734)
Derivatives related to VA contracts:
Interest rate futures	$727	$2,111	$(16,575)	$(13,229)
Equity futures	5,220	(5,733)	37,517	(23,025)
Currency futures	9,181	3,410	11,028	7,890
Equity options	(3,957)	(21,206)	(97,354)	(47,406)
Interest rate swaptions	—	—	—	(14)
Interest rate swaps	149,766	(41,288)	342,561	(131,147)
Total return swaps	(1,950)	(32,343)	(50,522)	(35,908)
Embedded derivative - GLWB	(224,091)	57,706	(378,409)	149,552
Total derivatives related to VA contracts	(65,104)	(37,343)	(151,754)	(93,287)
Derivatives related to FIA contracts:
Embedded derivative	(4,335)	(14,360)	(67,968)	(7,957)
Equity futures	962	(388)	964	(716)
Equity options	4,785	18,474	60,026	21,203
Total derivatives related to FIA contracts	1,412	3,726	(6,978)	12,530
Derivatives related to IUL contracts:
Embedded derivative	6,261	(9,535)	(18,395)	(877)
Equity futures	91	(1)	347	135
Equity options	586	4,928	9,372	5,764
Total derivatives related to IUL contracts	6,938	(4,608)	(8,676)	5,022
Embedded derivative - Modco reinsurance treaties	(44,027)	10,811	(199,704)	138,652
Other derivatives	(1,622)	(51)	(3,011)	(58)
Total realized gains (losses) - derivatives	(102,403)	(27,465)	(370,123)	62,859
Total realized investment gains (losses)	$(24,812)	$(47,348)	$(67,280)	$(97,875)
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and nine months ended September 30, 2019, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Other MBS	$(13)	$14	$(94)	$50
Corporate securities	(10,805)	—	(14,564)	3,614
Total	$(10,818)	$14	$(14,658)	$3,664
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2019, we sold securities in an unrealized loss position with a fair value of $375.6 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$229,467	61.0%	$(3,048)	23.6%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	13,797	3.7	(1,348)	10.4
>270 days but <= 1 year	5,862	1.6	(743)	5.7
>1 year	126,491	33.7	(7,797)	60.3
Total	$375,617	100.0%	$(12,936)	100.0%
  For the three and nine months ended September 30, 2019, we sold securities in an unrealized loss position with a fair value (proceeds) of $37.5 million and $375.6 million, respectively. The losses realized on the sale of these securities were $4.5 million and $12.9 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the three and nine months ended September 30, 2019, we sold securities in an unrealized gain position with a fair value of $679.5 million and $1.8 billion. The gains realized on the sale of these securities were $20.2 million and $34.8 million.
For the three and nine months ended September 30, 2019, net gains of $67.7 million and $252.1 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of the $252.1 million for the nine months ended September 30, 2019, approximately $7.5 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, including those associated with the trading portfolios, had realized pre-tax losses of $44.0 million and $199.7 million during the three and nine months ended September 30, 2019, respectively. The losses on the embedded derivative were primarily due to treasury yields decreasing.
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
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the VA product, FIA products as well as IUL products. During the three and nine months ended September 30, 2019, we experienced net realized losses on derivatives related to VA contracts of approximately $65.1 million and $151.8 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, variations in actual sub-account fund performance from the indices included in our hedging program, and updates to our lapse and policyholder behavior assumptions during the three and nine months ended September 30, 2019.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated losses of $1.6 million and $3.0 million for the three and nine months ended September 30, 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Holding Company
Overview
Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment management, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. We did not pay a dividend for the nine months ended September 30, 2019.
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
On May 3, 2018, we amended the 2015 Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under the Credit Facility on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2019. There was no outstanding balance under the Credit Facility as of September 30, 2019.
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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of September 30, 2019, our total cash and invested assets were $83.9 billion. The life insurance subsidiaries were committed as of September 30, 2019, to fund mortgage loans in the amount of $794.9 million.

Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The holding company held $536.6 million of cash and short-term investments, and our subsidiaries held approximately $1.3 billion in cash and short-term investments as of September 30, 2019.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Nine Months Ended September 30,
	2019	2018
	(Dollars In Thousands)
Net cash provided by (used in) operating activities	$33,424	$(113,405)
Net cash used in investing activities	(2,016,953)	(1,516,715)
Net cash provided by financing activities	2,103,114	1,572,270
Total	$119,585	$(57,850)
For The Nine Months Ended September 30, 2019 as compared to The Nine Months Ended September 30, 2018
Net cash used in operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio. We had payments for business acquisition of $777.8 million, net of cash acquired, for the GWL&A acquisition for the nine months ended September 30, 2019, as compared to cash received of $20.7 million for the Liberty transaction for the nine months ended September 30, 2018.
Net cash provided by financing activities - Changes in cash from financing activities included $142.6 million of outflows from secured financing liabilities for the nine months ended September 30, 2019, as compared to the $503.3 million of outflows for the nine months ended September 30, 2018 and $1.1 billion inflows of investment product and universal life net activity as compared to $2.0 billion in the prior year. Net activity related to the line of credit arrangement, debt, and subordinated debt resulted in inflows of $990.7 million for the nine months ended September 30, 2019, as compared to $317.1 million of inflows for the nine months ended September 30, 2018. Net repayment of non-recourse funding obligations was $86.0 million during the nine months ended September 30, 2019, as compared to $100.0 million during the nine months ended September 30, 2018. The Company did not pay a dividend during the nine months ended September 30, 2019, as compared to a dividend of $140.0 million during the nine months ended September 30, 2018. The Company received a capital contribution from its parent of $250.0 million during the nine months ended September 30, 2019.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2019, we had $1.2 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of September 30, 2019, the fair value of securities pledged under the repurchase program was $278.0 million and the repurchase obligation of $272.1 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 215 basis points). During the nine months ended September 30, 2019, the maximum balance outstanding at any one point in time related to these programs was $540.0 million. The average daily balance was $160.1 million (at an average borrowing rate of 242 basis points) during the nine months ended September 30, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 1% of the market value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis. As of September 30, 2019, securities with a market value of $76.7 million were loaned under this program. As collateral for the loaned securities, we receive cash and short-term investments, which is invested in collateralized short-term investments. These collateralized short-term investments are recorded in short-term investments with a corresponding liability recorded in other liabilities to account for its obligation to return the collateral. As of September 30, 2019, the fair value of the collateral related to this program was $80.6 million and we have an obligation to return $80.6 million of collateral to the securities borrowers.
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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2019, we ceded premiums to third party reinsurers amounting to $317.0 million and $975.4 million. In addition, we had receivables from reinsurers amounting to $4.5 billion as of September 30, 2019. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

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
As of September 30, 2019, we had outstanding claims receivable from SRUS of $18.4 million, and other exposures associated with GAAP reinsurance receivables of approximately $96.4 million, and statutory reserve credit of approximately $105.7 million. We continue to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. We have considered the possible impact of an adverse outcome of the rehabilitation process and believe an adverse outcome would not have a material adverse impact on our operations, liquidity or financial condition.

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

We maintain an intercompany capital support agreement with Shades Creek that provides through a guarantee that we will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of September 30, 2019, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
As of September 30, 2019, we had policy liabilities and accruals of approximately $54.8 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.46%.
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
As of September 30, 2019, we carried a $1.8 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$2,662,982	$465,881	$132,870	$726,082	$1,338,149
Non-recourse funding obligations(2)	4,110,684	312,304	664,627	552,955	2,580,798
Subordinated debt(3)	1,561,603	30,655	61,310	61,310	1,408,328
Stable value products(4)	5,795,273	1,447,023	3,104,845	1,110,134	133,271
Leases(5)	25,708	6,061	9,075	6,937	3,635
Mortgage loan and investment commitments	885,854	655,108	230,746	—	—
Secured financing liabilities(6)	352,732	352,732	—	—	—
Policyholder obligations(7)	68,961,515	3,753,903	8,316,857	6,674,952	50,215,803
Total(8)	$84,356,351	$7,023,667	$12,520,330	$9,132,370	$55,679,984

(1) Debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2) Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.7 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.4 billion relates to the Golden Gate transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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
  In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2019, we had outstanding mortgage loan commitments of $794.9 million at an average rate of 5.68%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of September 30, 2019, and December 31, 2018:

Credited Rate Summary
As of September 30, 2019

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$82	$1,684	$1,766
>2% - 3%	4,187	1,338	1,697	7,222
>3% - 4%	9,199	570	515	10,284
>4% - 5%	2,458	441	1	2,900
>5% - 6%	329	—	—	329
Subtotal	16,173	2,431	3,897	22,501
Fixed Annuities
1%	$206	$548	$2,075	$2,829
>1% - 2%	326	224	1,807	2,357
>2% - 3%	1,536	109	2	1,647
>3% - 4%	288	4	—	292
>4% - 5%	255	—	—	255
>5% - 6%	2	—	—	2
Subtotal	2,613	885	3,884	7,382
Total	$18,786	$3,316	$7,781	$29,883

Percentage of Total	63%	11%	26%	100%

Credited Rate Summary
As of December 31, 2018

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,392	$1,322	$2,031	$5,745
>3% - 4%	4,512	924	499	5,935
>4% - 5%	2,445	435	1	2,881
>5% - 6%	188	—	—	188
Subtotal	9,537	2,681	2,531	14,749
Fixed Annuities
1%	$341	$584	$2,278	$3,203
>1% - 2%	370	165	1,145	1,680
>2% - 3%	1,686	102	3	1,791
>3% - 4%	261	4	—	265
>4% - 5%	260	—	—	260
>5% - 6%	2	—	—	2
Subtotal	2,920	855	3,426	7,201
Total	$12,457	$3,536	$5,957	$21,950

Percentage of Total	57%	16%	27%	100%

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
As described in Note 3, Significant Transactions, we acquired substantially all of the individual life insurance and annuity business of Great-West Life & Annuity Insurance Company and certain of its affiliates (“GWL&A”) effective June 1, 2019. Pursuant to the SEC’s guidance that an assessment of recently acquired business may be omitted from the scope of an assessment of internal controls over financial reporting for one year from the date of acquisition, our evaluation of the effectiveness of the Company’s disclosure controls and procedures since the acquisition date has excluded those internal controls over financial reporting at Great-West Life & Annuity Insurance Company (“GWL&A”) that relate to systems and processes for assets and liabilities of the acquired business that were not integrated into our existing systems. The acquired GWL&A business not integrated into our existing systems and controls represents approximately $11.3 billion of consolidated assets, approximately $168.4 million of consolidated revenue, approximately $254.0 million of consolidated benefits and expenses, and approximately $21.5 billion of liabilities on the related consolidated financial statements as of and for the nine months ended September 30, 2019.

(b) Changes in internal control over financial reporting

During the second quarter of 2018, the Company began the conversion and integration of administrative processing into its internal controls over financial reporting for the Liberty block of business acquired on May 1, 2018. See Note 3, Significant Transactions, for additional information regarding the transaction with Liberty Mutual and Lincoln Life. The conversion to the Company’s operating environment was still in process, but not yet completed, as of September 30, 2019. The Company has, therefore, included in its internal controls over financial reporting certain additional controls associated with the Liberty insurance and annuities administrative systems that have not yet been integrated into the Company’s operating environment.

Other than as described in the preceding paragraph, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II
Item 1. Legal Proceedings
To the knowledge and in the opinion of management, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject, other than as set forth in Note 11, Commitments and Contingencies, of the notes to the consolidated condensed financial statements, included herein.

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

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, it is more likely than not that the Company will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $8.9 million and $6.4 million as of September 30, 2019 and December 31, 2018, respectively, related to certain deferred tax assets which are more likely than not to expire unutilized. These assets are state income tax-related. If future events differ from the Company’s current expectations, an additional valuation allowance to be established, which could have a material adverse effect on the Company’s results of operations, financial condition, or capital position.

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

The NAIC’s 2020 Valuation Manual includes changes to current rules and regulations applicable to the determination of variable annuity reserves and risk-based capital. The changes are intended to decrease incentives for insurers to establish variable annuities captives and will apply to both in-force and new business. The new rules and regulations have a January 1, 2020 effective date and an optional 3- to 7-year transition period from current rules and regulations, which the Company may elect to utilize. The changes could adversely affect our future financial condition and results of operations.

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

While the recapture of business from our existing VA Captive, caused either by changes to the NAIC’s 2020 Valuation Manual or the effect of the Preamble, would not have a material adverse effect on the Company given current market conditions, in the future the Company could experience fluctuations in its risk-based capital ratio due to market volatility if it were prohibited from engaging in similar transactions or required to unwind its existing VA Captive, which could adversely affect our future financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2019, the Company sold no equity securities in transactions which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer
During the quarter ended September 30, 2019, 100% of the Company’s common stock was owned by Dai-ichi Life Holdings, Inc., and was not available for repurchase by the Company.

Item 6. Exhibits

Exhibit
Number
3.1*	Certificate of Incorporation of the Company effective as of February 1, 2015, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 26, 2015 (No. 001-11339).
3.2*	Amended and Restated Bylaws of the Company, effective as of February 25, 2019, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 1, 2019 (No. 001-11339).
4.1*	Senior Indenture, dated as of June 1, 1994, between Protective Life Corporation and The Bank of New York Mellow Trust Company, N.A., as successor Trustee (incorporated by reference to Exhibit 4(c)(1) to Protective Life Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 2, 2018).
4.2*	Supplemental Indenture No. 16, dated as of September 20, 2019, between Protective Life Corporation and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, supplementing the Senior Indenture dated June 1, 1994, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed September 20, 2019 (No. 001-11339).
4.3*	Form of 3.400% Senior Note due 2030 (included in Exhibit 4.2)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended September 30, 2019, filed on November 12, 2019, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*	Incorporated by Reference
±	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules have been omitted and will be furnished to the SEC supplementally upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: November 12, 2019	By:	/s/ PAUL R. WELLS

Paul R. Wells
Senior Vice President, Chief Accounting Officer, and
Controller